Form 10QSB
period 1996-03-31
FIRST STATE BANCORPORATION
filed 1996-05-07
CIK 897861

                       Securities and Exchange Commission
                            Washington, D.C.  20549

                                  Form 10-QSB
                                Quarterly Report


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


                        Commission file number 22-25144

                           FIRST STATE BANCORPORATION
                 (Name of small business issuer in its charter)

      New Mexico                              85-0366665
     (State of incorporation)                (IRS Employer Identification No.)

                             111 LOMAS AVENUE N.W.
                            ALBUQUERQUE, NEW MEXICO
                                 (505) 241-7500
                        (Address and telephone number of
                          principal executive offices)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     Yes XX    No ____
         --

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     1,981,667 shares of common stock, no par value, outstanding as of April 30, 1996

                           FIRST STATE BANCORPORATION


                                                                Page
                                                                ----
                         PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                    1

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
                                                                  1


                           PART II. OTHER INFORMATION

Item 1.                     Legal Proceedings                   None

Item 2.    Changes in Securities                                None

Item 3.    Defaults Upon Senior Securities                      None

Item 4.    Submission of Matters to a Vote of Security Holders  None

Item 5.    Other Information                                    None

Item 6.    Exhibits and Reports on Form 8-K                        2

           SIGNATURES                                              2

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

The consolidated condensed financial statements of First State Bancorporation (the "Company") are attached as Exhibit A.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Balance Sheet

The Company's total assets increased by $11,388,000 from $252,981,000 as of December 31, 1995 to $264,369,000 as of March 31, 1996, due to internal growth. For the first quarter of 1996, net loans increased by $17,526,000 from $182,009,000 to $199,535,000 while federal funds sold increased by $1,150,000 from $0 to $1,150,000 and investment securities decreased by $5,143,000 from $38,676,000 to $33,533,000. For the first quarter of 1996, other assets increased $575,000 from $17,508,000 to $18,083,000.

The increase in loans is due largely to increased economic activity and demand for real estate in the Company's market area. Total commerical loans increased by approximately $7,637,000 and real estate loans increased by approximately $6,085,000. The company also began a leasing division in January 1996 and new leases totaling approximately $3,000,000 were funded in the first quarter of 1996. Investment securities decreased as a result of maturities. Purchases of premises and equipment, the majority of which resulted from construction of branch facilities, accounted for $512,000 of the increase in other assets.

At March 31, 1996, one branch was under construction in Bernalillo, which is expected to be completed in August 1996.

Deposits, which are the Company's main source of funds for loans, investments and federal funds sold, increased by $10,050,000 from $218,847,000 as of December 31, 1995 to $228,897,000 as of March 31, 1996. Non interest-bearing deposits increased by $1,252,000 and interest-bearing deposits increased by $8,798,000. For the first quarter of 1996, other liabilities increased by $968,000 due largely to an increase in securities sold under repurchase agreements of $617,000.

Consolidated Results of Operations

Net income for the Company for the three months ended March 31, 1996, was $505,000, a decrease of $100,000 or 16.53% from $605,000 for the same period of 1995. The Company's return on average assets was 0.78% for the first quarter of 1996, compared to 1.17% for the same period of 1995.

Net interest income before provision for loan losses increased $479,000 to $3,660,000 for the three months ended March 31, 1996, from $3,181,000 for the three months ended March 31, 1995, due to increased loan volume. The Company's net interest margin decreased to 6.42% at March 31, 1996, from 6.88% at March 31, 1995. This decrease was due to increased interest expense due to higher deposit rates and growth in the volume of interest bearing deposits.

Total non interest income increased by $198,000 to $538,000 for the three months ended March 31, 1996, compared to $340,000 for the same period of 1995, due to an increase in credit card servicing revenue and increased service charges due to deposit growth.

Total non-interest expense increased by $853,000 to $3,336,000 for the first quarter of 1996, compared to $2,483,000 for the same period of 1995. The opening and staffing of new branches subsequent to the first quarter of 1995, including Los Lunas in August, the Journal Center branch and operations center in September, and the Santa Fe Downtown branch in December and the beginning of the leasing division in January 1996, accounted for a substantial portion of the increases in salaries and employee benefits, occupancy and equipment which totaled $508,000.

Liquidity and Capital Expenditures

The Company's primary sources of funds are customer deposits, loan repayments, loan sales and sales and maturities of investment securities. The Company has additional sources of liquidity in the form of borrowings. Borrowings include federal funds purchased, securities sold under repurchase agreements, and borrowings from the Federal Home Loan Bank.

Management estimates that it will require an additional $800,000 to $1,000,000 for branch expansions during 1996.

Branch expansions will be funded through the sources discussed above.

                          PART II - OTHER INFORMATION

Form 8-K. On January 10, 1996, the Company filed a Form 8-K which contained, under Item 5 Other Events, a press release concerning the Company's decision to abandon its investment in a credit card processing operation.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FIRST STATE BANCORPORATION

Date:  April 30, 1996       By:  Michael R. Stanford
                                 ------------------------------
                                 Michael R. Stanford, President & Chief Executive Officer

Date:  April 30, 1996       By:  H. Patrick Dee
                                 ------------------------------
                                 H. Patrick Dee, Executive Vice President & Chief Operating Officer

Date:  April 30, 1996       By:  Brian C. Reinhardt
                                 ------------------------------
                                 Brian C. Reinhardt, Senior Vice President and Chief Financial Officer

                                                                 Exhibit A
                   First State Bancorporation and Subsidiary
                     Consolidated Condensed Balance Sheets
                                  (unaudited)

                                                       March 31     December 31
                      Assets                             1996           1995
                      ------                             ----           ----
Cash and due from banks                              $ 12,068,961   $ 14,787,266
Federal funds sold                                      1,150,000              -
                                                     ------------   ------------
     Total cash and cash equivalents                   13,218,961     14,787,266

Investment securities:
  Held to maturity (at amortized cost, market
   value of $18,512,000 at
     March 31, 1996 and $22,232,000 at December
      31, 1995)                                        18,564,222     21,171,746
  Available for sale (at market, amortized cost of
   14,995,000 at
     March 31, 1996 and $16,442,000 at December
      31, 1995)                                        14,968,492     17,504,265
                                                     ------------   -----------
                                                       33,532,714     38,676,011


Loans net of unearned interest                        201,526,547    183,859,770
 Less allowance for loan losses                         1,991,772      1,850,605
                                                     ------------   ------------
    Net loans                                         199,534,775    182,009,165

Other assets                                           18,082,977     17,508,118
                                                     ------------   ------------

    Total assets                                     $264,369,427   $252,980,560
                                                     ============   ============

          Liabilities and Stockholders' Equity
          -------------------------------------

Liabilities:
 Deposits
  Noninterest-bearing                                $ 43,278,960   $ 42,026,645
  Interest bearing                                    185,618,257    176,820,223
                                                     ------------   ------------
     Total deposits                                   228,897,217    218,846,868

 Other liabilities                                     17,675,984     16,707,784
                                                     ------------   ------------
  Total liabilities                                   246,573,201    235,554,652

Stockholders' equity:
 Preferred stock, no par value, 1,000,000 share
   authorized, none issued or outstanding
 Common stock, no par value, 4,000,000 shares
  authorized, issued and outstanding  1,981,667
  at March 31, 1996 and 1,962,067 at
  December 31, 1995                                     9,962,794      9,864,598
 Retained earnings                                      7,850,849      7,445,338
 Unrealized (losses) gains on investment                  (17,417)       115,972
  securities available for sale                      ------------   ------------
     Total stockholders' equity                        17,796,226     17,425,908
                                                     ------------   ------------

     Total liabilities and stockholders' equity      $264,369,427   $252,980,560
                                                     ============   ============

Book value per share                                        $8.98          $8.88
                                                     ============   ============

Tangible book value per share                               $8.44          $8.39
                                                     ============   ============


See accompanying notes to consolidated condensed financial statements.

                                                                       Exhibit A

                   First State Bancorporation and Subsidiary
                Consolidated Condensed Statements of Operations
              For the three months ended March 31, 1996 and 1995.
                                  (unaudited)

                                                 Three months    Three months
                                                    ended            ended
                                                March 31, 1996  March 31, 1995
                                                --------------  ---------------
Interest income:
  Interest and fees on loans                        $5,211,186      $4,158,339
  Interest on investment securities:
    Taxable                                            480,231         426,354
    Non-taxable                                         53,568          26,977
    Federal funds sold                                  65,808          34,959
                                                    ----------      ----------
      Total interest income                          5,810,793       4,646,629
                                                    ----------      ----------

Interest expense:
    Deposits                                         1,926,991       1,239,054
    Short term borrowings                              116,885         117,617
    Long-term debt and capital leases                  106,972         108,490
                                                    ----------      ----------
      Total interest expense                         2,150,848       1,465,161
                                                    ----------      ----------
      Net interest income before provision
       for loan losses                               3,659,945       3,181,468

Provision for loan losses                              118,500          91,500
                                                    ----------      ----------
      Net interest income after provision for
       loan losses                                   3,541,445       3,089,968
                                                    ----------      ----------
Other income:
  Service charges on deposit accounts                  260,173         233,754
  Other banking service fees                           158,293          53,122
  Loss from equity investment                                -         (30,000)
  Gain on sale of investment securities                    156               -
  Other                                                119,054          82,956
                                                    ----------      ----------
      Total other income                               537,676         339,832
                                                    ----------      ----------
Other expenses:
  Salaries and employee benefits                     1,447,504       1,169,835
  Occupancy                                            412,256         303,099
  Data processing                                      169,930          41,110
  Credit Card interchange                               93,470               -
  Equipment                                            255,793         134,678
  Legal and accounting                                  79,570          64,280
  Marketing                                            161,089          99,139
  Other real estate owned expenses                      11,020          36,756
  FDIC insurance premiums                                  500          94,807
  Amortization of goodwill                              47,236          45,570
  Other                                                657,765         493,451
                                                    ----------      ----------
    Total other expenses                             3,336,133       2,482,725
                                                    ----------      ----------

    Income before income taxes                         742,988         947,075

Income tax expense                                     238,393         342,000
                                                    ----------      ----------

    Net income                                      $  504,595      $  605,075
                                                    ==========      ==========

Earnings per common and common equivalent
 share                                                   $0.24           $0.30
                                                    ==========      ==========
Earnings per common share-assuming full
 dilution                                                $0.22           $0.26
                                                    ==========      ==========

Dividends per common share                               $0.05           $0.04
                                                    ==========      ==========

See accompanying notes to consolidated condensed financial statements.

                                                                     Exhibit A
                   First State Bancorporation and Subsidiary
                 Consolidated Condensed Statements of Cash Flow
               For the three months ended March 31, 1996 and 1995
                                   (unaudited)


                                              Three months       Three months
                                                  ended             ended
                                             March 31, 1996     March 31, 1995
                                             --------------     --------------
Operating activities:
    Net income                                 $    504,595        $   605,075
                                               ------------        -----------
Adjustments to reconcile net income to
 cash provided by
 operations:
    Provision for loan losses                       118,500             91,500
    Provision for decline in value of
     other real estate owned                              -             30,000
    Depreciation and amortization                   303,857            251,877
    Gain on sale of investment securities
     available for sale                                (156)                 -
    Loss from credit card operation                       -             30,000
    Decrease in accrued interest
     receivable                                     132,661             83,953
    Increase in other assets, net                  (243,159)          (364,578)
    Increase in other liabilities, net              359,446            340,856
                                               ------------        -----------
      Total adjustments                             671,149            463,608
                                               ------------        -----------
      Net cash provided by operating
       activities                                 1,175,744          1,068,683
                                               ------------        -----------

Cash flows from investing activities:
    Net increase in loans                       (17,772,350)        (4,367,171)
    Purchase of investment securities
     available for sale                          (3,151,600)          (494,065)
    Maturity of investment securities
     available for sale                           5,000,000          1,000,000
    Purchase of investment securities
     held to maturity                            (2,500,000)        (4,978,034)
    Maturity of investment  securities
     held to maturity                             5,110,000          5,500,000
    Sale of investment securities
     available for sale                             500,156                  -
    Purchases of premises and equipment            (511,732)        (1,456,650)
    Sale of other real estate owned                  67,917                  -
    Payment received on loans classified
     as other real estate owned                         500            103,391
    Acquisition of other real estate
     owned                                         (145,156)                 -
                                               ------------        -----------
      Net cash used in investing                (13,402,265)        (4,692,529)
       activities                              ------------        -----------

Cash flows from financing activities:
    Net increase in interest bearing
     deposits                                     8,798,034          2,427,828
    Net increase (decrease) in
     noninterest-bearing deposits                 1,252,315           (727,320)
    Net increase in securities sold under
     repurchase agreements                          616,964            157,454
    Borrowing on long term debt and
     capital lease obligations                            -            250,000
    Payments on long-term debt and
     capital lease obligations                       (8,210)           (46,151)
    Issuance of common stock                         98,196                  -
    Dividends paid                                  (99,083)           (62,787)
                                               ------------        -----------
      Net cash provided by financing
       activities                                10,658,216          1,999,024
                                               ------------        -----------
      Decrease in cash and cash
       equivalents                               (1,568,305)        (1,624,822)

  Cash and cash equivalents at beginning
   of period                                     14,787,266         14,194,237
                                               ------------        -----------
  Cash and cash equivalents at end of
   period                                      $ 13,218,961        $12,569,415
                                               ============        ===========

   Supplemental disclosure of noncash investing activities:

    Additions to other real estate owned
     in settlement of loans                    $    128,240                  -
                                               ============        ===========

See accompanying notes to consolidated condensed financial statements.

                                                                      Exhibit A
                   First State Bancorporation and Subsidiary
              Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)

1.   Consolidated Condensed Financial Statements

The accompanying consolidated condensed financial statements are unaudited and include the accounts of First State Bancorporation (the "Company") and its subsidiary, First State Bank of Taos (100% owned).

All significant intercompany accounts and transactions have been eliminated. Information contained in the consolidated condensed financial statements and notes thereto of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Net income per common share and common equivalent share are computed by dividing net income applicable to common stock by the total of the weighted average number of common shares outstanding and the additional dilutive effect of stock options and warrants outstanding during the respective periods. The dilutive effect of stock options and warrants is computed using the average market price of the Company's common stock for the period.

Net income per common share, assuming full dilution, is computed based on the weighted average number of common shares outstanding during the period, and the additional dilutive effect of stock options and warrants during the period. The dilutive effect of outstanding stock options and warrants is computed using the greater of the closing price or the average market price of the Company's common stock for the period. Net income per common share, assuming full dilution, also includes the dilution which would result if the convertible debentures outstanding during the period had been converted at the beginning of the period.

The number of shares used in the net income per share calculations at March 31 1996 and 1995, are as follows:

                                                    For the three months ended

                                                  March 31, 1996  March 31, 1995
                                                  --------------  --------------
     Earnings per common and common equivalent
      share (primary)                                 $2,072,697      $2,044,043
                                                      ==========      ==========
     Earnings per common share-assuming full
      dilution                                        $2,623,574      $2,602,319
                                                      ==========      ==========

The March 31, 1995, shares have been adjusted for a 5-for-4 common stock split which accured on November 20, 1995.
