Form 10QSB
period 1996-06-30
FIRST STATE BANCORPORATION
filed 1996-08-09
CIK 897861

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
                               QUARTERLY REPORT


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


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

     Yes XX    No
         ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     2,023,666 shares of common stock, no par value, outstanding as of July 31, 1996

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


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                    None

Item 2.    Changes in Securities                                None

Item 3.    Defaults Upon Senior Securities                      None

Item 4.    Submission of Matters to a Vote of Security Holders   3

Item 5.    Other Information                                    None

Item 6.    Exhibits and Reports on Form 8-K                      3

                   SIGNATURES                                    4

                        PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

The consolidated condensed financial statements of First State Bancorporation (the "Company") are attached as Exhibit A.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED BALANCE SHEET

The Company's total assets increased by $34,781,000 from $252,981,000 as of December 31, 1995 to $287,762,000 as of June 30, 1996, due to internal growth. For the first six months of 1996, net loans increased by $37,858,000 from $182,009,000 to $219,867,000 while investment securities decreased by $3,026,000 from $38,676,000 to $35,650,000. For the first six months of 1996, other assets increased $288,000 from $17,508,000 to $17,796,000.

The increase in loans is due largely to increased economic activity and demand for loans secured by real estate in the Company's market area. Total commercial loans increased by approximately $10,388,000, real estate loans increased by approximately $16,750,000 and consumer loans increased by approximately $2,220,000. The company also began a leasing division in January 1996 and new leases totaling approximately $8,500,000 were funded in the first six months of 1996. Investment securities decreased as a result of maturities. Purchases of premises and equipment, the majority of which resulted from construction of a branch facility, accounted for $512,000 of the increase in other assets.

At June 30, 1996, one branch remains under construction in Bernalillo, which is expected to be completed in August 1996.

Deposits, which are the Company's main source of funds for loans, investments and federal funds sold, increased by $19,617,000 from $218,847,000 as of December 31, 1995 to $238,464,000 as of June 30, 1996. Non interest-bearing deposits increased by $6,913,000 and interest-bearing deposits increased by $12,704,000. For the first six months of 1996, other liabilities increased by $14,621,000 due largely to borrowings from the Federal Home Loan Bank of $8,000,000, federal funds purchased of $3,970,000 and an increase in securities sold under repurchase agreements of $2,116,000.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996.

Net income for the Company for the three months ended June 30, 1996, was $275,000, a decrease of $306,000 or 53% from $581,000 for the same period of 1995. The Company's return on average assets was 0.40% for the second quarter of 1996, compared to 1.13% for the same period of 1995. The most significant items contributing to this decrease were a $516,000 provision for loan losses and an increase of $1,032,000 in non-interest expenses.

The provision for loan losses increased by $398,000 from the same quarter of 1995 as a result of net charge-offs of $286,000 and approximately $20,000,000 in loan growth in the second quarter of 1996.

Net interest income before provision for loan losses increased $669,000 to $3,967,000 for the three months ended June 30, 1996, from $3,298,000 for the three months ended June 30, 1995, due to increased loan volume. The Company's net interest margin decreased to 6.43% at June 30, 1996, from 6.84% at June 30, 1995. This decrease was due to increased interest expense due to higher deposit rates and growth in the volume of interest bearing deposits.

Total non-interest income increased by $215,000 to $599,000 for the three months ended June 30, 1996, compared to $384,000 for the same period of 1995, due to an increase in credit card servicing revenue and increased service charges due to deposit growth.

Total non-interest expense increased by $1,032,000 to $3,609,000 for the second quarter of 1996, compared to $2,577,000 for the same period of 1995. The opening and staffing of new branches subsequent to the second quarter of 1995, including Los Lunas in August, the Journal Center branch and operations center in September, and the Santa Fe Downtown branch in December and the beginning of the leasing division in January 1996, accounted for a substantial portion of the increases in salaries and employee benefits, occupancy and equipment which totaled $587,000. Data processing expense increased by approximately $280,000 mainly as a result of costs related to the conversion of the company's banking and credit card processing software packages. Credit card interchange expense is related to credit card servicing revenue and increased as a result of the company issuing its own credit cards.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996

Net income for the Company for the six months ended June 30, 1996, was $780,000, a decrease of $406,000 or 34.23% from $1,186,000 for the same period of 1995 The Company's return on average assets was 0.58% for the first six months compared to 1.13% for the same period of 1995. The most significant items contributing to this decrease were a $634,000 provision for loan losses for the first six months of 1996 and an increase of $1,885,000 in non-interest expenses.

The provision for loan losses increased by $425,000 from the same period of 1995 as a result of net charge-offs of $264,000 for the first six months of 1996 compared to $76,000 for the same period of 1995 and as a result of approximately $38,228,000 in loan growth in the first six months of 1996.

Net interest income before provision for loan losses increased $721,000 to $6,992,000 for the six months ended June 30, 1996, from $6,271,000 for the six months ended June 30, 1995, due to increased loan volume. The Company's net interest margin decreased to 6.42% at June 30, 1996, from 6.92% at June 30, 1995. This decrease was due to increased interest expense due to higher deposit rates and growth in the volume of interest bearing deposits.

Total non-interest income increased by $382,000 to $1,136,000 for the six months ended June 30, 1996, compared to $754,000 for the same period of 1995, due to an increase in credit card servicing revenue and increased service charges due to deposit growth.

Total non-interest expense increased by $1,885,000 to $6,945,000 for the first six months of 1996, compared to $5,060,000 for the same period of 1995. The opening and staffing of new branches subsequent to the first quarter of 1995, including Los Lunas in August, the Journal Center branch and operations center in September, and the Santa Fe Downtown branch in December and the beginning of the leasing division in January 1996, accounted for a substantial protion of the increase in salaries and employee benefits, occupancy and equipment which totaled $1,095,000. Data processing expense increased by approximately $408,000 mainly as a result of costs related to the conversion of the company's banking and credit card processing software packages. Credit card interchange expense is related to credit card servicing revenue and increased as a result of the company issuing its own credit cards.

LIQUIDITY AND CAPITAL EXPENDITURES

The Company's primary sources of funds are customer deposits, loan repayments, loan sales and sales and maturities of investment securities. The Company has additional sources of liquidity in the form of borrowings. Borrowings include federal funds purchased, securities sold under repurchase agreements, and borrowings from the Federal Home Loan Bank.

During the second quarter of 1996 the company used additional sources of liquidity in the form of Federal Home Loan Bank advances of $8,000,000 and federal funds purchased of $3,900,000 to fund loan growth during the second Quarter of 1996. Management intends to reduce these short term borrowings through increased customer deposits over the last six months of 1996.

Item 4.  Submission of Matters to a Vote of Security Holders

On June 7, 1996 the company held its annual meeting of shareholders. At that meeting the following items were submitted to a vote of security holders:

1.  The following ten directors were elected:

               NAME                      TERM
               ----                      ----
          Eloy A Jeantete                1 Year
          Michael R. Stanford            1 Year
          A. James Wells                 1 Year
          H. Patrick Dee                 2 Years
          Leonard J. Delayo, Jr.         2 Years
          Bradford M. Johnson            2 Years
          Manual Lujan, Jr.              3 Years
          Sherman McCorkle               3 Years
          Douglas M. Smith, M.D.         3 Years
          Herman N. Wisenteiner          3 Years

2. To approve an amendment to the Articles of Incorporation of the Company to divide the Board of Directors into three classes, each class to serve a three-year term, after initial terms of one, two and three years, respectively, and to fix the number of directors elected by the holders of the Common Stock between nine and fifteen. Votes: For 1,016,855; Against 309,655; Abstain 13,907; Not Voted 582,971.

3. To approve an amendment to the Articles of Incorporation to establish certain notice procedures in order for shareholders to nominate directors or bring other business before meetings of shareholders. Votes: For 1,077,601; Against 250,423; Abstain 12,393; Not Voted 582,971.

4. To approve an amendment to the Articles of Incorporation to require a two-thirds vote of the outstanding Common Stock (i) to amend, alter, change, repeal, or adopt any provision inconsistent with the provisions of the amendments adopted pursuant to items 2, 3, or 4, if adopted, or (ii) to remove any director of the Company without cause. Votes: For 1,059,223; Against 255,587; Abstain 13,115; Not Voted 595,463.

5. To ratify the appointment of KPMG Peat Marwick LLP as independent public accountants for the year ending December 31, 1996. Votes: For 1,838,079; Against 76,457; Abstain 8,852.

Item 6.  Exhibits and Reports on Form 8-K

3.3 ARTICLES OF AMENDMENT TO THE ARTICLES OF INCORPORATION OF FIRST STATE BANCORPORATION.

10.14 EXECUTIVE INCOME PROTECTION PLAN

27.2 Financial Data Schedule as of June 30, 1996.

                          PART II - OTHER INFORMATION


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          FIRST STATE BANCORPORATION


Date: August 5, 1996      By: Michael R. Stanford
      --------------         --------------------------------------------------
                              Michael R. Stanford, President & Chief
                               Executive Officer

Date: August 5, 1996      By: H. Patrick Dee
      --------------         --------------------------------------------------
                              H. Patrick Dee, Executive Vice President & Chief
                               Operating Officer

Date: August 5, 1996      By: Brian C. Reinhardt
      --------------         --------------------------------------------------
                              Brian C. Reinhardt, Senior Vice President
                               and Chief Financial Officer

                                                                 EXHIBIT A
                   FIRST STATE BANCORPORATION AND SUBSIDIARY
                     Consolidated Condensed Balance Sheets
                                  (unaudited)

                                                                                 June 30     December 31
                                   Assets                                         1996           1995
                                   ------                                     ------------   ------------
Cash and due from banks                                                       $ 14,448,922   $ 14,787,266
Federal funds sold                                                                       -              -
                                                                              ------------   ------------
     Total cash and cash equivalents                                            14,448,922     14,787,266

Investment securities:
  Held to maturity (at amortized cost, market value of $21,090,000 at
     June 30, 1996, and $22,232,000 at December 31, 1995)                       21,287,957     21,171,746
  Available for sale (at market, amortized cost of $14,453,000 at
     June 30, 1996, and $17,329,000 at December 31, 1995)                       14,361,979     17,504,265
                                                                              ------------   ------------
                                                                                35,649,936     38,676,011

Loans net of unearned interest                                                 222,087,905    183,859,770
 Less allowance for loan losses                                                  2,220,879      1,850,605
                                                                              ------------   ------------
    Net loans                                                                  219,867,026    182,009,165

Other assets                                                                    17,795,737     17,508,118
                                                                              ------------   ------------
    Total assets                                                              $287,761,621   $252,980,560
                                                                              ============   ============

                        Liabilities and Stockholders' Equity
                        ------------------------------------
Liabilities:
 Deposits
  Noninterest-bearing                                                         $ 48,939,764   $ 42,026,645
  Interest bearing                                                             189,524,597    176,820,223
                                                                              ------------   ------------
     Total deposits                                                            238,464,361    218,846,868

  Other liabilities                                                             31,329,072     16,707,784
                                                                              ------------   ------------
    Total liabilities                                                          269,793,433    235,554,652

Stockholders' equity:
 Preferred stock, no par value, 1,000,000 share
   authorized, none issued or outstanding
 Common stock, no par value, 4,000,000 shares authorized, issued and outstanding 1,985,003 at June 30, 1996,and 1,962,067 at
  December 31, 1995                                                              9,999,907      9,864,598
 Retained earnings                                                               8,026,801      7,445,338
 Unrealized (losses) gains on investment securities available for sale             (58,520)       115,972
                                                                              ------------   ------------
     Total stockholders' equity                                                 17,968,188     17,425,908
                                                                              ------------   ------------
     Total liabilities and stockholders' equity                               $287,761,621   $252,980,560
                                                                              ============   ============
Book value per share                                                                 $9.05          $8.88
                                                                              ============   ============
Tangible book value per share                                                        $8.57          $8.39
                                                                              ============   ============


See accompanying notes to consolidated condensed financial statements.

                                                                EXHIBIT A
                   FIRST STATE BANCORPORATION AND SUBSIDIARY
                Consolidated Condensed Statements of Operations
          For the three and six months ended June 30, 1996, and 1995

                                                          THREE MONTHS     THREE MONTHS      SIX MONTHS      SIX MONTHS
                                                              ENDED            ENDED            ENDED           ENDED
                                                             JUNE 30,        JUNE 30,          JUNE 30,        JUNE 30,
                                                               1996            1995             1996            1995
                                                           -----------     ------------      -----------     ----------
Interest Income
 Interest on fees and loans                                 $5,693,538     $4,528,410        $10,904,724     $8,686,749
 Interest on investment securties:
    Taxable                                                    474,192        413,424            954,423        839,778
    Non-taxable                                                 54,963         31,923            108,531         58,900
    Federal funds sold                                          28,754         36,932             94,562         71,891
                                                           -----------     ----------        -----------     ----------
      Total interest income                                  6,251,447      5,010,689         12,062,240      9,657,318
                                                           -----------     ----------        -----------     ----------
Interest expense:
  Deposits                                                   1,954,273      1,430,432           3,881,264     2,669,486
  Short-term borrowings                                        219,004        169,770             335,889       287,387
  Long-term debt and capital leases                            111,654        112,011             218,626       220,501
                                                            ----------     ----------        ------------    ----------
    Total interest expense                                   2,284,931      1,712,213           4,435,779     3,177,374
                                                            ----------     ----------         -----------    ----------
    Net interest income before provision for loan losses     3,966,516      3,298,476           7,626,461     6,479,944

Provision for loan losses                                      515,903        117,500             634,403       209,000
                                                            ----------     ----------        ------------    ----------
    Net interest income after provision for loan losses      3,450,613      3,180,976           6,992,058     6,270,944

Other Income
  Service Charges on deposit accounts                          270,778        238,227             530,951       471,981
  Other banking service fees                                   220,186         54,209             378,479       107,331
  Loss from equity investment                                        -        (70,000)                  -      (100,000)
  Gain on sale of investment securities                              -        (26,997)                156       (26,997)
  Other                                                        107,806         92,636             226,860       175,592
                                                            ----------     ----------         -----------    ----------
    Total other income                                         598,770        288,075           1,136,446       627,907
                                                            ----------     ----------         -----------    ----------
Other Expenses:
  Salaries and employee benefits                             1,550,089      1,149,037           2,997,593     2,318,872
  Occupancy                                                    423,423        329,880             835,679       632,979
  Data Processing                                              320,697         40,923             490,627        82,033
  Credit Card interchange                                      140,427              -             233,897             -
  Equipment                                                    273,872        181,655             529,665       316,333
  Legal and accounting                                          85,811         55,990             165,381       120,270
  Marketing                                                    158,562        122,726             319,651       221,865
  Other real estate owned expenses                              (3,153)        25,999               7,867        62,755
  FDIC insurance premiums                                          500         94,884               1,000       189,681
  Amortization of goodwill                                      47,238         45,570              94,474        91,140
  Other                                                        611,169        530,169           1,268,934     1,023,632
                                                            ----------     ----------        ------------    ----------
    Total other expenses                                     3,608,635      2,576,833           6,944,768     5,059,560
                                                            ----------     ----------         -----------    ----------
    Income before income taxes                                 440,748        892,218           1,183,736     1,839,291
Income tax expense                                             165,546        311,000             403,939       653,000
                                                            ----------     ----------         -----------    ----------
Net income                                                  $  275,202     $  581,218         $   779,797    $1,186,291
                                                            ==========     ==========         ===========    ==========
Earnings per common and common equivalent share                  $0.13          $0.28               $0.38         $0.58
                                                            ==========     ==========         ===========    ==========
Earnings per common share-assuming full dilution                 $0.13          $0.26               $0.36         $0.52
                                                            ==========     ==========         ===========    ==========
Dividends per common share                                       $0.05          $0.04               $0.10         $0.08
                                                            ==========     ==========         ===========    ==========

See Accompanying notes to consolidated condensed financial statements.

                                                                EXHIBIT A
                   FIRST STATE BANCORPORATION AND SUBSIDIARY
                Consolidated Condensed Statements of Cash Flows
          For the three and six months ended June 30, 1996, and 1995

                                                                       Three months    Three months     Six months      Six months
                                                                          ended           ended           ended           ended
                                                                      June 30, 1996   June 30, 1995   June 30, 1996   June 30, 1995
                                                                      -------------   -------------   -------------   --------------
Operating activities:
 Net Income                                                           $   275,202     $   581,218     $   779,797     $ 1,186,291
                                                                      ----------      -----------     -----------     -----------
Adjustments to reconcile net income to cash provide by operations:
    Provisions for loan losses                                            515,903         117,500         634,403         209,000
    Provision for decline in value of other real estate owned                   -               -               -          30,000
    Depreciation and amortization                                         383,094         268,592         686,951         520,469
    Loss (gain) on sale of investment securities available for sale             -          26,997            (156)         26,997
    Loss from credit card operation                                             -          70,000               -         100,000
    Increase in accrued interest receivable                              (923,667)       (170,009)       (791,006)        (86,056)
    Decrease (increase) in other assets, net                              416,632        (296,660)        173,473        (661,238)
    Increase (decrease) in other liabilities, net                        (424,551)       (319,999)        (65,105)         20,857
                                                                      -----------     -----------     -----------     -----------
      Total adjustments                                                   (32,589)       (303,579)        638,560         160,029
                                                                      -----------     -----------     -----------     -----------
       Net cash provided by operating activities                          242,613         277,639       1,418,357       1,346,320
                                                                      -----------     -----------     -----------     -----------
Cash flows from investing activities:
   Net increase in loans                                              (20,991,549)    (11,696,139)   ( 38,763,899)   ( 16,063,310)
   Purchase of investment securities available for sale                  (454,400)              -      (3,606,000)       (494,065)
   Maturity of investment securities available for sale                 1,000,000          17,166       6,000,000       1,017,166
   Purchase of investment securities held to maturity                  (3,743,339)       (570,614)     (6,243,339)     (5,548,648)
   Maturity of investment securities held to maturity                   1,025,000           5,000       6,135,000       5,505,000
   Sale of investment securities available for sale                             -       3,971,749         500,156       3,971,749
   Purchases of premises and equipment                                   (640,950)     (1,742,602)     (1,152,682)     (3,199,252)
   Sales of premises and equipment                                      1,209,483               -       1,209,483               -
   Sale of other real estate owned                                              -         497,327          67,917         497,327
   Payment received on loans classified as other real estate owned            458         118,494             958         221,885
   Acquisition of other real estate owned                                       -               -        (145,156)              -
                                                                      -----------     -----------     -----------      ----------
       Net cash used in investing activities                          (22,595,297)     (9,399,619)    (35,997,562)    (14,092,148)
                                                                      -----------     -----------     -----------     -----------
Cash flows from financing activities:
 Net increase in interest bearing deposits                              3,906,340      14,127,224      12,704,374      16,555,052
 Net increase (decrease) in non-interest bearing deposits               5,660,804         136,082       6,913,119        (591,238)
 Net increase (decrease) in securities sold under repurchase
  agreements                                                            2,116,034      (1,188,911)      2,732,998      (1,031,457)
 Borrowings on long term debt and capital lease obligations                     -               -               -         250,000
 Federal Home Loan Bank borrowings                                      8,000,000       5,000,000       8,000,000       5,000,000
 Payments on long-term debt and capital lease obligations                  (8,395)        (48,155)        (16,605)        (94,306)
 Federal funds purchased                                                3,970,000               -       3,970,000               -
 Issuance of common stock                                                  37,113               -         135,309               -
 Dividends paid                                                           (99,251)        (62,784)       (198,334)       (125,571)
                                                                      -----------     -----------     -----------     -----------
   Net Cash provided by financing activities                           23,582,645      17,963,456      34,240,861      19,962,480
                                                                      -----------     -----------     -----------     -----------
       Increase (decreae) in cash and cash equivalents                  1,229,961       8,841,476        (338,344)      7,216,652
Cash and cash equivalents at beginning of period                       13,218,961      12,569,413      14,787,266      14,194,237
                                                                      -----------     -----------     -----------     -----------
Cash and cash equivalents at end of period                            $14,448,922     $21,410,889     $14,448,922     $21,410,889
                                                                      ===========     ===========     ===========     ===========
Supplemental disclosure of noncash investing activities:
    Additions to loans in settlement of other real estate owned                 -     $    73,419               -     $    73,419
                                                                      ===========     ===========     ===========     ===========
    Additions to other real estate owned in settlement of loans       $   143,395     $   128,291     $   271,635     $   128,291
                                                                      ===========     ===========     ===========     ===========


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

The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Net income per common share and common equivalent share are computed by dividing net income applicable to common stock by the total of the weighted average number of common shares outstanding and any additional dilutive effect of stock options and warrants outstanding during the respective periods. The dilutive effect of stock options and warrants is computed using the average market price of the Company's common stock for the period.

Net income per common share, assuming full dilution, is computed based on the weighted average number of common shares outstanding during the period, and any additional dilutive effect of stock options and warrants during the period. The dilutive effect of outstanding stock options and warrants is computed using the greater of the closing price or the average market price of the Company's common stock for the period. Net income per common share, assuming full dilution, also includes the dilution which would result if the convertible debentures outstanding during the period had been converted at the beginning of the period.

The number of shares used in the net income per share calculations at June 30, 1996, and 1995, are as follows:

                                                    For the three months                             For the six months
                                                           ended                                            ended
                                              June 30, 1996          June 30, 1995          June 30, 1996          June 30, 1995
                                              -------------          -------------          -------------          -------------
Earnings per common and common                2,078,060              2,048,114              2,075,378              2,046,100
 equivalent share (primary)                   =========              =========              =========              =========

Earnings per common share-assuming full       2,641,171              2,595,733              2,639,197              2,593,719
 dilution                                     =========              =========              =========              =========

The June 30, 1995, shares have been adjusted for a 5-for-4 common stock split which occurred on November 20, 1995.