Form 10QSB/A
period 1996-03-31
FIRST STATE BANCORPORATION
filed 1996-08-20
CIK 897861

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-QSB-A
                               QUARTERLY REPORT


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.


                        Commission file number 22-25144

                          FIRST STATE BANCORPORATION
                (Name of small business issuer in its charter)

New Mexico                                      85-0366665
(State of incorporation)                        (IRS EmployerIdentification No.)

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

Total non-interest expense increased by $853,000 to $3,336,000 for the first quarter of 1996, compared to $2,483,000 for the same period of 1995. The opening and staffing of new branchs subsequet to the first quarter of 1995, including Los Lunas in August, the Journal Center branch and operations center in September, and the Santa Fe Downtown branch in December and the beginning of the leasing division in January 1996, accounted for a substantial portion of the increases in salaries and employee benefits, occupancy and equipment which totaled $508,000.

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

Branch expansions will be funded through the source discussed above.

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

                           FIRST STATE BANCORPORATION

Date:  August 5, 1996      By: Michael R. Stanford
       --------------          -----------------------------------------------
                               Michael R. Stanford, President & Chief Executive
                               Officer

Date:  August 5, 1996      By: H. Patrick Dee
       --------------          ----------------------------------------------
                               H. Patrick Dee, Executive Vice President & Chief
                               Operating Officer

Date:  August 5, 1996      By: Brian C. Reinhardt
       --------------          -----------------------------------------------
                               Brian C. Reinhardt, Senior Vice President and
                               Chief Financial Officer