Form 10QSB
period 1996-09-30
FIRST STATE BANCORPORATION
filed 1996-11-13
CIK 897861

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
                               QUARTERLY REPORT


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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

     Yes XX    No
         --       ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      2,057,982 shares of common stock, no par value, outstanding as of November 7, 1996.

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


                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  None

Item 2.  Changes in Securities                                              None

Item 3.  Defaults Upon Senior Securities                                    None

Item 4.  Submission of Matters to a Vote of Security Holders                None

Item 5.  Other Information                                                    3

Item 6.  Exhibits and Reports on Form 8-K                                     6

         SIGNATURES                                                           7

                        PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

The consolidated condensed financial statements of First State Bancorporation (the "Company") are attached as Exhibit A.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED BALANCE SHEET

The Company's total assets increased by $51,753,000 from $252,981,000 as of December 31, 1995 to $304,734,000 as of September 30, 1996, due to internal growth. For the first nine months of 1996, net loans increased by $51,472,000 to $233,481,000 while investment securities decreased by $1,837,000 from $38,676,000 to $36,839,000. For the first nine months of 1996, other assets increased $814,000 from $17,508,000 to $18,322,000.

The increase in loans is due largely to increased economic activity and demand for loans secured by real estate in the Company's market area. Total commercial loans increased by approximately $10,515,000, real estate loans increased by approximately $25,159,000 and consumer loans increased by approximately $3,049,000. The Company also began a leasing division in January 1996 and new leases totaling approximately $13,500,000 were funded in the first nine months of 1996. Investment securities decreased as a result of calls and maturities.

The increase in other assets is due to the construction of a new branch for approximately $800,000, the funding of leases classified as operating leases of approximately $1,000,000, an increase in other real estate owned of approximately $614,000, an increase in computer software of approximately $244,000 an increase in interest receivable of approximately $391,000 as a result of the increase in loans, increases in prepaid expenses of approximately $200,000, and an increase in deferred tax assets of approximately $313,000 resulting primarily from the increase in the allowance for loan losses. These increases have been offset primarily by the sales and lease backs of two branch buildings totaling approximately $2,537,000.

Deposits, which are the Company's main source of funds for loans, investments and federal funds sold, increased by $37,948,000 from $218,847,000 as of December 31, 1995 to $256,795,000 as of September 30, 1996. Non interest-bearing deposits increased by $7,689,000 and interest-bearing deposits increased by $30,258,000. For the first nine months of 1996, other liabilities increased by $11,974,000 due largely to borrowings from the Federal Home Loan Bank of $4,000,000, federal funds purchased of $4,270,000 and an increase in securities sold under repurchase agreements of $4,046,000.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
1996.

Net income for the Company for the three months ended September 30, 1996, was approximately $617,000, an increase of $31,000 or 5.3% from $586,000 for the same period of 1995. The Company's annualized return on average assets was 0.83% for the third quarter of 1996, compared to 0.97% for the same period of 1995.

The provision for loan losses increased by $156,000 from the same quarter of 1995.

Net interest income before provision for loan losses increased $784,000 to $4,097,000 for the three months ended September 30, 1996, from $3,313,000 for the three months ended September 30, 1995, primarily due to increased loan volume. The Company's net interest margin decreased to 6.17% at September 30, 1996, from 6.19% at September 30, 1995.

Total non-interest income increased by $361,000 to $830,000 for the three months ended September 30, 1996, compared to $469,000 for the same period of 1995, due to an increase in credit card servicing revenue, increased service charges due to deposit growth, and income from leases classified as operating leases.

Total non-interest expense increased by $936,000 to $3,685,000 for the third quarter of 1996, compared to $2,749,000 for the same period of 1995. The opening and staffing of new branches during and subsequent to the third quarter of 1995, including the Albuquerque Journal Center branch and operations center in September 1995, the Santa Fe Downtown branch in December 1995, the Bernalillo branch in August 1996, and the inception of the leasing division in January 1996, accounted for a substantial portion of the increases in salaries and employee benefits, occupancy and equipment expenses which totaled $667,000. Credit card interchange expense, which was $164,000 in the third quarter of 1996 and zero in the third quarter of 1995, is related to credit card servicing revenue and increased as a result of the company issuing its own credit cards.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Net income for the Company for the nine months ended September 30, 1996, was $1,397,000, a decrease of $376,000 or 21.15% from $1,773,000 for the same period of 1995. The Company's annualized return on average assets was 0.67% for the first nine months of 1996, compared to 1.07% for the same period of 1995. The most significant item contributing to this decrease was a $897,000 provision for loan losses for the first nine months of 1996.

The provision for loan losses increased by $581,000 from the same period of 1995 as a result of net charge-offs of $346,000 for the first nine months of 1996 compared to $34,000 for the same period of 1995 and as a result of approximately $52,023,000 in loan growth in the first nine months of 1996.

Net interest income before provision for loan losses increased $1,931,000 to $11,724,000 for the nine months ended September 30, 1996, from $9,793,000 for the nine months ended September 30, 1995, due to increased loan volume. The Company's net interest margin decreased to 6.33% for the nine months ended September 30, 1996, from 6.63% for the nine months ended September 30, 1995. This decrease was due to increased interest expense due to higher deposit rates and growth in the volume of interest bearing deposits, Federal Home Loan Bank borrowings, federal funds sold and securities sold under agreement to repurchase.

Total non-interest income increased by $769,000 to $1,966,000 for the nine months ended September 30, 1996, compared to $1,197,000 for the same period of 1995, due to an increase in credit card servicing revenue, increased service charges due to deposit growth, and income from leases classified as operating leases.

Total non-interest expense increased by $2,821,000 to $10,630,000 for the first nine months of 1996, compared to $7,809,000 for the same period of 1995. The opening and staffing of new branches during and subsequent to the third quarter of 1995, including the Albuquerque Journal Center branch and operations center in September 1995, the Santa Fe Downtown branch in December 1995, the Bernalillo branch in August of 1996, and the inception of the leasing division in January 1996, accounted for a substantial portion of the increase in salaries and employee benefits, occupancy and equipment expenses which totaled $1,762,000. Data processing expense increased by approximately $408,000 mainly as a result of costs related to the conversion of the company's banking and credit card processing software packages. Credit card interchange expense, which was $397,000 in the nine months ended September 30, 1996 and zero in the nine months ended September 30, 1995, is related to credit card servicing revenue and increased as a result of the company issuing its own credit cards.

LIQUIDITY AND CAPITAL EXPENDITURES

The Company's primary sources of funds are customer deposits, loan repayments, loan sales and sales and maturities of investment securities. The Company has additional sources of liquidity in the form of borrowings. Borrowings include federal funds purchased, securities sold under repurchase agreements, and borrowings from the Federal Home Loan Bank.

During the first three quarters of 1996 the Company used these additional sources of liquidity to fund loan growth. Management intends to reduce these short term borrowings through increased customer deposits.



                          PART II - OTHER INFORMATION
ITEM 5. OTHER INFORMATION

     1.   Issuance of Common Stock Purchase Rights


     On October 25, 1996, the Board of Directors of First State Bancorporation, a New Mexico corporation (the "Company"), declared a dividend payable on December 18, 1996, of one right (a "Right") for each outstanding share of common stock, no par value per share (the "Common Stock"), of the Company held of record at the close of business on November 20, 1996 (the "Record Date"), or issued thereafter and before the Separation Time (as hereinafter defined) and thereafter pursuant to options and convertible securities outstanding at the Separation Time. The Rights will be issued pursuant to a Shareholder Protection Rights Agreement, dated as of October 25, 1996 (the "Rights Agreement"), between the Company and American Securities Transfer, Incorporated, as Rights Agent. Each Right entitles its registered holder to purchase from the Company, after the Separation Time, one share of Common Stock for $45 (the "Exercise Price"), subject to adjustment.

     The Rights will be evidenced by the Common Stock certificates until the close of business on the earlier of either (the "Separation Time"):

          (1) the tenth business day after any Person (as defined in the Rights Agreement) commences a tender or an exchange offer which, if consummated, would result in such Person's becoming an Acquiring Person, as defined below (or a later date as the Board of Directors of the Company may fix by resolution adopted before the Separation Time that would otherwise have occurred); or

          (2) the tenth business day after the first date (the "Flip-in Date") of a public announcement by the Company or any Person that such Person has become an Acquiring Person, other than as a result of a Flip-over Transaction or Event, as defined below (or such earlier or later date, not beyond the thirtieth day after such acquisition, as the Board of Directors of the Company may fix by resolution adopted before the Flip-in Date that would otherwise have occurred);

provided, that if the foregoing makes the Separation Time before the Record Date, the Separation Time shall be the Record Date; and provided further, that if a tender or an exchange offer referred to in clause (1) is canceled, terminated, or otherwise withdrawn before the Separation Time without the purchase of any shares of Common Stock pursuant thereto, such offer shall be deemed never to have been made.

     For purposes of the Rights Agreement, an Acquiring Person is any Person having Beneficial Ownership (as defined in the Rights Agreement) of ten percent or more of the outstanding shares of Common Stock, other than:

          (1) the Company, any wholly owned subsidiary of the Company or any employee stock ownership or other employee benefit plan of the Company;

          (2) any Person who becomes the Beneficial Owner of ten percent or more of the outstanding Common Stock solely through the Company's acquisition of Common Stock, until the Person becomes the Beneficial Owner (other than through a dividend or stock split) of any additional shares of Common Stock;

          (3) any Person who becomes the Beneficial Owner of ten percent or more of the outstanding Common Stock without any plan or intent to seek or affect control of the Company if the Person promptly enters into an irrevocable commitment promptly to divest, and thereafter promptly divests, sufficient securities so that such ten percent or greater of Beneficial Ownership ceases; or

          (4) any Person who Beneficially owns shares of Common Stock consisting solely of (A) shares acquired pursuant to the grant or exercise of an option granted by the Company in connection with an agreement to merge with, or acquire, the Company entered into before a Flip-in Date; (B) shares owned by the Person and its Affiliates and Associates at the time of such grant; (C) shares, amounting to less than 1 percent of the outstanding Common Stock, acquired by Affiliates and Associates of the Person after such grant; and (D) shares held by the Person in trust accounts, managed accounts, and the like or otherwise held in a fiduciary capacity, that are beneficially owned by third persons who are not Affiliates or Associates of the Person or acting together with the Person to hold such shares, or which are held by the Person in respect of a debt previously contracted.

     The Rights Agreement provides that, until the Separation Time, the Rights will be transferred only with the Common Stock. Common Stock certificates issued after the Record Date but before the Separation Time shall evidence one Right for each share of Common Stock represented thereby and shall contain a legend incorporating by reference the terms of the Rights Agreement (as amended from time to time). Notwithstanding the absence of the legend, certificates evidencing shares of Common Stock outstanding at the Record Date shall also evidence one Right for each share of Common Stock evidenced thereby. Promptly following the Separation Time, separate certificates evidencing the Rights ("Rights Certificates") will be mailed to holders of record of Common Stock at the Separation Time.

     The Rights will be exercisable on the first Business Day (as defined in the Rights Agreement) following the Separation Time. The Rights will expire on the earliest of (1) the Exchange Time (as defined below); (2) the close of business on October 25, 2006; (3) the date on which the Rights are redeemed as described below; or (4) upon the merger of the Company into another corporation pursuant to an agreement entered into before the Flip-in Date (in any such case, the "Expiration Time").

     The Exercise Price and the number of Rights outstanding, or in certain circumstances the securities purchasable upon exercise of the Rights, are subject to adjustment from time to time to prevent dilution in the event of a Common Stock dividend on, or a division or a combination into a smaller number of shares of, Common Stock, or the issuance or distribution of any securities or assets in respect of, in lieu of, or in exchange for Common Stock.

     If before the Expiration Time a Flip-in Date occurs, the Company shall take any necessary action to ensure and provide that each Right (other than Rights Beneficially owned by the Acquiring Person or any affiliate or associate thereof, which Rights shall become void) shall constitute the right to purchase from the Company, upon the exercise thereof in accordance with the Rights Agreement, that number of shares of Common Stock having an aggregate Market Price (as defined in the Rights Agreement), on the date of the public announcement of an Acquiring Person's becoming such (the "Stock Acquisition Date") that gave rise to the Flip-in Date, equal to twice the Exercise Price for an amount in cash equal to the then-current Exercise Price. In addition, the Board of Directors of the Company may, at its option, at any time on and after a Flip-in Date and before an Acquiring Person becomes the Beneficial Owner of more than 50 percent of the outstanding shares of Common Stock, elect to exchange all (but not less than all) of the then-outstanding Rights (other than Rights Beneficially owned by the Acquiring Person or any Affiliate or Associate thereof, which Rights become void) for shares of Common Stock at an exchange ratio of one share of Common Stock per Right, appropriately adjusted to reflect any stock split, stock dividend, or similar transaction occurring after the Separation Time (the "Exchange Ratio"). Immediately upon such action by the Board of Directors (the "Exchange Time"), the right to exercise the Rights will terminate, and each Right will thereafter represent only the right to receive a number of shares of Common Stock equal to the Exchange Ratio.

     Before the Expiration Time, the Company may not enter into, consummate, or permit to occur a transaction or series of transactions after a Flip-in Date (each, a "Flip-over Transaction or Event") in which, directly or indirectly:

                (a) the Company consolidates or merges or participates in a binding share exchange with any other Person if, at the time of the consolidation, merger, or share exchange or when the Company enters into an agreement with respect to such consolidation, merger, or share exchange, the Acquiring Person controls the Board of Directors of the Company and either (a) any term of or arrangement concerning the treatment of shares of capital stock in such merger, consolidation, or share exchange relating to the Acquiring Person is not identical to the terms and arrangements relating to other holders of Common Stock or (b) the Person with whom the transaction or series of transactions occurs is the Acquiring Person or an Affiliate or Associate of the Acquiring Person, or

                (b) the Company sells or otherwise transfers (or one or more of its subsidiaries sells or otherwise transfers) assets (a) aggregating more than 50 percent of the assets (measured by either book value or fair market value) or (b) generating more than 50 percent of the operating income or cash flow of the Company and its subsidiaries (taken as a whole) to any other Person (other than the Company or one or more of its wholly owned subsidiaries) or to two or more such Persons which are affiliated or otherwise acting in concert, if, at the time of the sale or transfer of assets or when the Company (or any subsidiary) enters into an agreement with respect to the sale or transfer, the Acquiring Person controls the Board of Directors of the Company, in each case until it has entered into a supplemental agreement with the Person engaging in the Flip-over Transaction or Event or the parent corporation thereof (the "Flip-over Entity"), for the benefit of the holders of the Rights, providing that upon consummation or occurrence of the Flip-over Transaction or Event (I) each Right shall thereafter constitute the right to purchase from the Flip-over Entity, upon exercise thereof in accordance with the Rights Agreement, that number of shares of common stock of the Flip-over Entity having an aggregate Market Price on the date of consummation or occurrence of such Flip-over Transaction or Event equal to twice the Exercise Price for an amount in cash equal to the then-current Exercise Price and (ii) the Flip-over Entity shall thereafter be liable for, and shall assume, by virtue of the Flip-over Transaction or Event and the supplemental agreement, all obligations and duties of the Company pursuant to the Rights Agreement. An Acquiring Person shall be deemed to control the Company's Board of Directors when, following a Flip-in Date, the persons who were directors of the Company before the Flip-in Date cease to constitute a majority of the Company's Board of Directors. For purposes of the foregoing description, the term "Acquiring Person" shall include any Acquiring Person and its Affiliates and Associates counted together as a single Person.

     The Board of Directors of the Company may, at its option, at any time before the close of business on the Flip-in Date, redeem all (but not less than all) of the then-outstanding Rights at $0.01 per Right (the "Redemption Price"), as provided in the Rights Agreement. Immediately upon the action of the Board of Directors of the Company electing to redeem the Rights, without any further action and without any notice, the right to exercise the Rights will terminate, and each Right will thereafter represent only the right to receive the Redemption Price in cash or securities, as determined by the Board of Directors of the Company.

     The holders of Rights will, solely by reason of their ownership of Rights, have no rights as stockholders of the Company, including, without limitation, the right to vote or to receive dividends.

     The Rights Agreement is designed to protect shareholders in the event of an unsolicited attempt to acquire the Company for an inadequate price and to protect against abusive practices that do not treat all shareholders equally, such as, among others, partial and two-tier tender offers, coercive offers, and creeping stock accumulation programs. These practices can pressure stockholders into tendering their investments before realizing the full value or total potential of the investments. The Rights Agreement is intended to make the cost of abusive practices prohibitive and create an incentive for a potential acquirer to negotiate in good faith with the Company's Board of Directors. The Rights Agreement is not intended to, and will not, prevent all unsolicited offers to acquire the Company. If an unsolicited offer is made, and the Board of Directors determines that it is fair and in the best interest of the Company and its shareholders, then, pursuant to the Rights Agreement, the Board of Directors has the authority to redeem the Rights and permit the offer to proceed. Essentially, the Rights Agreement will allow the Board of Directors to evaluate the fairness of any unsolicited offer and the credibility of the bidder, and will therefore enable the Board of Directors to represent the interests of all shareholders more effectively. Of course, in deciding whether to redeem the Rights in connection with any unsolicited offer, the Board of Directors will be bound by its fiduciary obligations to act in the best interests of the Company and its shareholders.

     As of October 25, 1996, there were 4,000,000 shares of Common Stock authorized (of which 2,057,697 shares were issued and outstanding, and 772,417 shares were reserved for issuance pursuant to a stock option agreement, a stock option plan and upon exercise of the Company's outstanding warrants and convertible debentures). As long as the Rights are attached to the Common Stock, the Company will issue one Right with each new share of Common Stock so that all such shares will have Rights attached.

     The Rights Agreement (which includes as Exhibit A the forms of Rights Certificate and Election to Exercise) is attached hereto as an exhibit and is incorporated herein by reference. The foregoing description of the Rights is qualified in its entirety by reference to the Rights Agreement and its exhibits.

     2. Dividend Reinvestment and Cash Payment Plan

     On October 25, 1996 the Board of Directors of First State Bancorporation approved the Dividend Reinvestment and Cash Payment Plan for shareholders of First State Bancorporation ("the Plan"). The Plan allows any First State shareholder with at least 300 shares of common stock to reinvest cash dividend in to First State Bancorporation common stock at current market price, with no service charge. The Plan also allows shareholders to make direct purchases of stock, for cash. Such purchases must be at least $100.00 per payment but may not exceed $5,000 per calendar quarter. Shareholders may participate in the Plan by completing an authorization card which will be provided to shareholder following the November 20, 1996 dividend record date.

ITEM 6. EXHIBITS

4(a) Form of Shareholder Protection Rights Agreement dated as of October 25,
  1996, between First State Bancorporation and American Securities Transfer, Incorporated, as Rights Agent.

27.3 Financial data schedule as of September 30, 1996

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          FIRST STATE BANCORPORATION

Date: November 7, 1996   By: /s/ Michael R. Stanford
      -----------------      --------------------------------
                             Michael R. Stanford, President &
                                Chief Executive Officer

Date: November 7, 1996   By: /s/ H. Patrick Dee
      -----------------      --------------------------------
                             H. Patrick Dee, Executive Vice
                                President & Chief Operating Officer

Date: November 7, 1996   By: /s/ Brian C. Reinhardt
      -----------------      --------------------------------
                             Brian C. Reinhardt, Senior Vice
                                President and Chief Financial Officer

                                                                       EXHIBIT A
                   FIRST STATE BANCORPORATION AND SUBSIDIARY
                     Consolidated Condensed Balance Sheets
                                  (unaudited)

                                                                                September 30   December 31
                                    Assets                                          1996           1995
                                                                                ------------   ------------
Cash and due from banks                                                         $ 16,091,864   $ 14,787,266
Federal funds sold                                                                         -              -
                                                                                ------------   ------------
     Total cash and cash equivalents                                              16,091,864     14,787,266

Investment securities:
  Held to maturity (at amortized cost, market value of $20,590,000 at
     September 30, 1996, and $22,232,000 at December 31, 1995)                    20,669,387     21,171,746
  Available for sale (at market, amortized cost of $16,209,000 at
   September 30, 1996, and $17,329,000 at December 31, 1995)                      16,169,142     17,504,265
                                                                                ------------   ------------
                                                                                  36,838,529     38,676,011

Loans net of unearned interest                                                   235,882,979    183,859,770
 Less allowance for loan losses                                                    2,401,895      1,850,605
                                                                                ------------   ------------
     Net loans                                                                   233,481,084    182,009,165

Other assets                                                                      18,322,108     17,508,118
                                                                                ------------   ------------
     Total assets                                                               $304,733,585   $252,980,560
                                                                                ============   ============

                        Liabilities and Stockholders' Equity
                        ------------------------------------
Liabilities:
  Deposits
    Noninterest-bearing                                                         $ 49,716,327   $ 42,026,645
    Interest bearing                                                             207,078,582    176,820,223
                                                                                ------------   ------------
     Total deposits                                                              256,794,909    218,846,868
  Other liabilities                                                               28,681,692     16,707,784
                                                                                ------------   ------------
     Total liabilities                                                           285,476,601    235,554,652

Stockholders' equity:
 Preferred stock, no par value, 1,000,000 share
   authorized, none issued or outstanding
 Common stock, no par value, 4,000,000 shares authorized, issued and outstanding 2,054,991at September 30, 1996, and
  1,962,067 at December 31, 1995                                                  10,742,346      9,864,598
 Retained earnings                                                                 8,540,938      7,445,338
 Unrealized (losses) gains on investment securities available for sale               (26,300)       115,972
     Total stockholders' equity                                                 ------------   ------------
                                                                                  19,256,984     17,425,908
                                                                                ------------   ------------
     Total liabilities and stockholders' equity                                 $304,733,585   $252,980,560
                                                                                ============   ============
Book value per share                                                                   $9.37          $8.88
                                                                                ============   ============
Tangible book value per share                                                          $8.91          $8.39
                                                                                ============   ============

See accompanying notes to consolidated condensed financial statements.

                                                                       Exhibit A

                   FIRST STATE BANCORPORATION AND SUBSIDIARY
                Consolidated Condensed Statements of Operations
       For the three and nine months ended September 30, 1996, and 1995

                                                            THREE MONTHS    THREE MONTHS    NINE MONTHS       NINE MONTHS
                                                                ENDED          ENDED          ENDED              ENDED
                                                            SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                                1996            1995             1996            1995
                                                            -------------   -------------    -------------   --------------
Interest Income
 Interest on fees and loans                                    $6,007,080     $4,638,418      $16,911,804    $13,325,167
 Interest on investment securities:
    Taxable                                                       515,573        484,443        1,469,996      1,324,221
    Non-taxable                                                    45,717         35,884          154,248         94,784
    Federal funds sold                                             42,978        220,555          137,540        292,446
                                                               ----------     ----------      -----------    -----------
     Total interest income                                      6,611,348      5,379,300       18,673,588     15,036,618
                                                               ----------     ----------      -----------    -----------
Interest expense:
  Deposits                                                      2,171,577      1,822,852        6,052,841      4,492,338
  Short-term borrowings                                           270,372        135,390          606,261        422,777
  Long-term debt and capital leases                                72,001        107,858          290,627        328,359
                                                               ----------     ----------      -----------    -----------
     Total interest expense                                     2,513,950      2,066,100        6,949,729      5,243,474
                                                               ----------     ----------      -----------    -----------
     Net interest income before provision for loan losses       4,097,398      3,313,200       11,723,859      9,793,144

Provision for loan losses                                         262,500        107,000          896,903        316,000
                                                               ----------     ----------      -----------    -----------
     Net interest income after provision for loan losses        3,834,898      3,206,200       10,826,956      9,477,144

Other Income
  Service Charges on deposit accounts                             291,886        236,958          822,837        708,939
  Other banking service fees                                      277,116         92,687          655,595        200,018
  Loss from equity investment                                           -        (88,000)               -       (188,000)
  Gain on call or sale of investment securities                    10,000              -           10,156        (26,997)
  Other                                                           250,963        139,685          477,823        315,277
                                                               ----------     ----------      -----------    -----------
     Total other income                                           829,965        381,330        1,966,411      1,009,237
                                                               ----------     ----------      -----------    -----------
Other Expenses:
  Salaries and employee benefits                                1,642,378      1,218,280        4,639,971      3,537,152
  Occupancy                                                       447,229        307,052        1,282,908        940,031
  Data Processing                                                  48,542         49,282          539,169        131,315
  Credit Card interchange                                         163,538              -          397,435              -
  Equipment                                                       332,928        229,852          862,593        546,185
  Legal and accounting                                            116,175        110,720          320,939        270,628
  Marketing                                                       156,408        197,823          476,059        419,688
  Other real estate owned expenses                                 31,157         17,638           39,024         80,393
  FDIC insurance premiums                                             500         (9,254)           1,500        180,437
  Amortization of goodwill                                         47,235         45,571          141,709        136,711
  Other                                                           699,000        582,126        1,928,551      1,566,110
                                                               ----------     ----------      -----------    -----------
     Total other expenses                                       3,685,090      2,749,090       10,629,858      7,808,650
                                                               ----------     ----------      -----------    -----------
     Income before income taxes                                   979,773        838,440        2,163,509      2,677,731

Income tax expense                                                362,886        252,000          766,825        905,000
                                                               ----------     ----------      -----------    -----------
Net income                                                     $  616,887     $  586,440      $ 1,396,684    $ 1,772,731
                                                               ==========     ==========      ===========    ===========
Earnings per common and common equivalent share                     $0.29          $0.29            $0.67          $0.86
                                                               ==========     ==========      ===========    ===========
Earnings per common share-assuming full dilution                    $0.26          $0.26            $0.62          $0.78
                                                               ==========     ==========      ===========    ===========
Dividends per common share                                          $0.05          $0.05            $0.15          $0.13
                                                               ==========     ==========      ===========    ===========

See accompanying notes to consolidated condensed financial statements.

                                                                       EXHIBIT A

                   FIRST STATE BANCORPORATION AND SUBSIDIARY
                Consolidated Condensed Statements of Cash Flows
       For the three and nine months ended September 30, 1996, and 1995

                                                                      Three months   Three months     Nine months     Nine months
                                                                         ended           ended           ended           ended
                                                                      Sept 30,1996   Sept 30, 1995   Sept 30, 1996   Sept 30, 1995
                                                                      ------------   -------------   -------------   -------------
Operating activities:
   Net Income                                                         $    616,887    $    586,440    $  1,396,684    $  1,772,731
                                                                      ------------    ------------    ------------    ------------
Adjustments to reconcile net income to cash provide by operations:
   Provisions for loan losses                                              262,500         107,000         896,903         316,000
   Provision for decline in value of other real estate owned                12,500               -          12,500          30,000
   Depreciation and amortization                                           266,141         207,765         953,092         728,234
   Loss (gain) on call or sale of investment securities                    (10,000)              -         (10,156)         26,997
   Gain on sale of real estate owned                                             -         (44,869)              -         (44,869)
   Loss from equity investment                                                   -          88,000               -         188,000
   Increase in accrued interest receivable                                 (86,396)        (49,447)       (877,402)       (135,503)
   Decrease (increase) in other assets, net                               (372,312)        324,735        (198,839)       (336,503)
   Increase in other liabilities, net                                      483,410         387,886         418,305         408,743
                                                                      ------------    ------------    ------------    ------------
    Total adjustments                                                      555,843       1,021,070       1,194,403       1,181,099
                                                                      ------------    ------------    ------------    ------------
     Net cash provided by operating activities                           1,172,730       1,607,510       2,591,087       2,953,830
                                                                      ------------    ------------    ------------    ------------
Cash flows from investing activities:
   Net increase in loans                                               (14,104,536)     (5,275,413)    (52,868,435)    (21,338,723)
   Purchase of investment securities available for sale                 (4,252,056)     (3,977,031)     (7,858,056)     (4,471,096)
   Maturity of investment securities available for sale                  2,500,000       1,000,000       8,500,000       2,017,166
   Purchase of investment securities held to maturity                            -     (12,198,586)     (6,243,339)    (17,747,234)
   Maturity of investment securities held to maturity                      630,000       1,000,000       6,765,000       6,505,000
   Sale of investment securities available for sale                              -               -         500,156       3,971,749
   Purchases of premises and equipment                                    (420,653)     (2,525,859)     (1,573,335)     (5,725,111)
   Acquisition of leased equipment                                      (1,000,000)              -      (1,000,000)              -
   Sales of premises and equipment                                       1,328,166               -       2,537,649               -
   Sale of other real estate owned                                               -         113,901          67,917         611,228
   Payment received on loans classified as other real estate owned               -          59,857             958         281,742
   Acquisition of other real estate owned                                  (50,156)              -        (195,312)              -
                                                                      ------------    ------------    ------------    ------------
     Net cash used in investing activities                             (15,369,235)    (21,803,131)    (51,366,797)    (35,895,279)
                                                                      ------------    ------------    ------------    ------------
Cash flows from financing activities:
   Net increase in interest bearing deposits                            17,553,985      19,152,903      30,258,359      35,707,955
   Net increase in non-interest bearing deposits                           776,563       6,097,970       7,689,682       5,506,732
   Net increase (decrease) in securities sold under repurchase
     agreements                                                          1,312,726         442,036       4,045,724        (589,421)
   Borrowings on long term debt and capital lease obligations                    -               -               -         250,000
   Federal Home Loan Bank borrowings                                             -               -       8,000,000       5,000,000
   Federal Home Loan Bank payments                                      (4,000,000)     (5,000,000)     (4,000,000)     (5,000,000)
   Payments on long-term debt and capital lease obligations                 (8,516)        (24,559)        (25,121)       (118,865)
   Federal funds purchased                                                 300,000               -       4,270,000               -
   Issuance of common stock                                                  7,438               -         142,747               -
   Dividends paid                                                         (102,749)        (78,871)       (301,083)       (204,442)
                                                                      ------------    ------------    ------------    ------------
     Net Cash provided by financing activities                          15,839,447      20,589,479      50,080,308      40,551,959
                                                                      ------------    ------------    ------------    ------------
       Increase in cash and cash equivalents                             1,642,942         393,858       1,304,598       7,610,510
Cash and cash equivalents at beginning of period                        14,448,922      21,410,889      14,787,266      14,194,237
                                                                      ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period                            $ 16,091,864    $ 21,804,747    $ 16,091,864    $ 21,804,747
                                                                      ============    ============    ============    ============
Supplemental disclosure of noncash investing activities:
    Additions to loans in settlement of other real estate owned                  -               -               -    $     73,419
                                                                      ============    ============    ============    ============
    Additions to other real estate owned in settlement of loans       $    227,978    $     71,069    $    499,613    $    199,360
                                                                      ============    ============    ============    ============
Supplemental disclosure of non cash financing activities:
 Issuance of common stock upon conversion of 2 subordinated           $    735,000               -    $    735,000               -
 debentures                                                           ============    ============    ============    ============

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

The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

The number of shares used in the net income per share calculations at September 30, 1996, and 1995, are as follows:

                                                       For the three months                         For the nine months
                                                              ended                                      ended
                                              September 30,          September 30,          September 30,          September 30,
                                              -------------          -------------          -------------          -------------
                                                  1996                   1995                   1996                   1995
                                              -------------          -------------          -------------          -------------
Earnings per common and common                    2,147,447              2,049,396              2,099,908              2,047,210
 equivalent share (primary)                       =========              =========              =========              =========

Earnings per common share-assuming full           2,656,321              2,599,060              2,653,914              2,599,060
 dilution                                         =========              =========              =========              =========

The September 30, 1995, shares have been adjusted for a 5-for-4 common stock split which occurred on November 20, 1995.