Form 10KSB
period 1996-12-31
FIRST STATE BANCORPORATION
filed 1997-03-28
CIK 897861

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM _____TO _____.

Commission file number:   22-25144
                       -------------------------------------------------------

                           FIRST STATE BANCORPORATION
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           New Mexico                                   85-0366665
----------------------------------         -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

111 Lomas, Albuquerque, New Mexico                        87102
----------------------------------         -----------------------------------
(Address of principal executive officers)               (Zip Code)

Securities registered under Section 12(b) of the Act:

                                     None

________________________________________________________________________________
Securities registered under Section 12(g) of the Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X   No _____
     --

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.    [_]

Revenues for most recent fiscal year:  $28,615,000

Aggregate market value of the voting stock held by non-affiliates: $29,234,000 as of February 28, 1997.

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,227,332 shares of Common Stock as of March 26, 1997.

Documents incorporated by reference: The Company's Registration Statement on Form SB-2, Commission File No. 33-68166, declared effective November 3, 1993, is incorporated by reference into Part III of this Form 10-KSB. The Company's Forms 10-KSB for the fiscal year ended December 31, 1993, 1994 and 1995 are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Format.    Yes     No   X
                                          ___     ----

                               TABLE OF CONTENTS
                               -----------------

 PART I                                                                    Page
----------                                                                -----
 Item 1:  Description of Business                                           3

 Item 2:  Description of Property                                           9

 Item 3:  Legal Proceedings                                                 9

 Item 4:  Submission of Matters to a Vote of Securities Holders             10

 PART II
----------
 Item 5:  Market for Common Equity and Related Stockholders Matters         10

 Item 6:  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             11

 Item 7:  Financial Statements                                              11

 Item 8:  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                               11

 PART III
----------
 Item 9:  Directors, Executive Officers, Promoters and Control Persons;     11
          Compliance with Section 16(a) of the Exchange Act

 Item 10: Executive Compensation                                            14

 Item 11: Security Ownership of Certain Beneficial Owners and Management    18

 Item 12: Certain Relationships and Related Transactions                    19

 Item 13: Exhibits and Reports on Form 8-K                                  20

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

THE COMPANY

The Company is a New Mexico based bank holding company that provides commercial banking services primarily to small and medium sized businesses through its subsidiary bank First State Bank. The Company operates four offices in Taos County, five offices in Albuquerque, two offices in Santa Fe, and one office each in Rio Rancho, Los Lunas, Bernalillo, and Placitas, New Mexico. In addition, the Company has received approval to open a new branch in the Moriarty market, with the opening tentatively scheduled for the third quarter of 1997. First State Bank, the largest bank in Taos County, has operated in the county since 1922. The Company acquired three Albuquerque branches in 1991 by merging the business operations of First State Bank with an affiliated bank. The Company entered the Santa Fe market with the acquisition of a controlling interest in First State Bank of Santa Fe (the "Santa Fe Bank") on December 1, 1993. The Santa Fe Bank was merged into First State Bank on June 5, 1994. See " -- History." At December 31, 1996, the Company had total assets, total deposits and total stockholders' equity of $325.0 million, $277.4 million and $21.1 million, respectively.

Management's strategy is to provide a business culture in which customers are provided individualized service. As part of its operating and growth strategies, the Company is seeking to (i) place greater emphasis on attracting core deposits from, and providing financial services to, small and medium-sized businesses;
(ii) expand operations in Albuquerque, Santa Fe and other strategic areas in New Mexico; (iii) maintain asset quality through reductions in nonperforming assets and strict adherence to credit administration standards; (iv) manage interest rate risk; (v) continue to improve internal operating systems; and (vi) manage noninterest expenses.

Management believes that the Company is qualified to pursue an aggressive growth strategy throughout New Mexico due to its responsive customer service, its streamlined management structure, the strong community involvement of the Company's management and employees and recent trends in the New Mexico banking environment. Changes in banking laws have allowed out-of-state bank holding companies to acquire New Mexico banking institutions. As a result, several competing banks have been acquired by large out-of-state institutions. See " -- Growth Strategy." Management believes that, in certain cases, the acquiring institutions have shifted the focus of the acquired banks away from the small and medium-sized businesses that are at the core of the Company's marketing efforts. The Company is seeking to capitalize on this environment by expanding internally and through de novo branching opportunities and select acquisitions.

Management believes that the changes in the competitive environment have created expansion opportunities for the Company. These opportunities are primarily centered in the Albuquerque, Santa Fe, Rio Rancho, and Los Lunas markets. The Company has added staff to service the additional volume of loans and deposits obtained as a result of expansion in these marketplaces. The level of any additional staffing and related expenses will depend on the magnitude of continued growth. In addition, the Company will consider potential acquisition opportunities that complement the Company's existing operations and provide economies of scale when combined with its existing locations. The Company is not in negotiations with respect to any potential acquisition. See "-- Growth Strategy."

At December 31, 1996, First State Bank was "adequately capitalized" under regulatory capital guidelines.

The Company's executive offices are located at 111 Lomas, Albuquerque, New Mexico 87102, and its telephone number is (505) 241-7500.

HISTORY

In 1988, Livingston & Co. Southwest L.P. ("Livingston & Co.") formed the Company and an affiliated Company, New Mexico Bank Corporation, to acquire banking institutions in New Mexico. In December 1988, the Company acquired First State Bank and New Mexico Bank Corporation acquired National Bank of Albuquerque ("NBA"). After a change in New Mexico banking laws in 1991, the Company and New Mexico Bank Corporation merged and the operations of NBA was merged into First State Bank in December 1991.

At the time of its acquisition, First State Bank had high levels of problem assets relative to total assets and an unacceptable record of loan charge-offs. To address these problems, Michael R. Stanford, who had been appointed President of First State Bank in April 1988 and is President of the Company, and his management team focused on (i) strengthening underwriting standards and increasing senior management involvement in loan approvals and (ii) pursuing an aggressive policy of foreclosing upon nonperforming loans and selling the underlying collateral. In addition, the Company sought to manage noninterest expense by implementing expense and overhead reductions, including eliminating two unprofitable branch offices and one redundant branch and reducing staffing levels in the remaining three branches.

On December 1, 1993, the Company acquired 94.5% of the outstanding shares of common stock (the "Santa Fe Stock") of the Santa Fe Bank (the "Santa Fe Bank Transaction"). The selling shareholders of the Santa Fe Bank (the "Selling Santa Fe Shareholders") included individuals who were (and continue to be) members of the Company's senior management team, as well as individuals who subsequently became members of the Board of Directors of the Company (collectively, the "Affiliated Sellers"). The Affiliated Sellers owned, in the aggregate, approximately 70% of the outstanding shares of Santa Fe Stock. The Company issued 236,239 shares of the Company's Common Stock to the Selling Santa Fe Shareholders in the Santa Fe Bank Transaction. Based on the closing sale price of the Company's Common Stock on December 1, 1993, of $8.40 per share, the total market value of the consideration received by the Selling Santa Fe Shareholders in the Santa Fe Bank transaction equaled approximately $2.0 million, which represented 150% of the book value of the Santa Fe Bank at June 30, 1993.

The Selling Santa Fe Shareholders acquired their ownership interest in the Santa Fe Bank in March 1993 (the "March Transaction") for an aggregate amount of $1.3 million from another bank holding company which had acquired such stock through foreclosure of a bank stock loan. The terms of such acquisition were favorable to the Selling Santa Fe Shareholders in part because the prior owner had held the shares of Santa Fe Stock in excess of the permitted holding period and was under pressure from its regulators to divest such holdings. The Selling Santa Fe Shareholders entered into an agreement to sell the shares of Santa Fe Stock to the Company on July 30, 1993. In addition to recognizing an aggregate gain of approximately $700,000 from the Santa Fe Bank Transaction, the Selling Santa Fe Shareholders received dividends in respect of the Santa Fe Stock of approximately $84,000 on June 30, 1993, and $215,000 on September 30, 1993. The consideration to be paid by the Company in the Santa Fe Bank Transaction was negotiated between representatives of the Selling Santa Fe Shareholders (primarily Mr. Stanford, President and Chief Executive Officer of the Company, and Mr. H. Patrick Dee, Executive Vice President of the Company) and the Company. Because the Selling Santa Fe Shareholders included members of the Company's management, the transaction cannot be said to have been negotiated at arms length. The Company believes that the purchase price for the Santa Fe Bank was appropriate based on its review of comparable transactions, the Santa Fe Bank's earnings performance, asset quality and growth potential in the Santa Fe market, as well as the potential for operating efficiencies presented by combining the banks.

The Company had been interested in acquiring the Santa Fe Bank prior to the March Transaction. However, the Company was precluded from purchasing the Santa Fe Bank at the time because the Federal Reserve Board had indicated that it would prohibit Livingston & Co., as well as any affiliate of Livingston & Co. (including the Company), from acquiring any additional financial institutions. In connection with the Company's initial public offering of Common Stock in November 1993, Livingston & Co.'s ownership interest in the Company was redeemed, thus allowing the Company to purchase the Santa Fe Bank.

Since its initial public offering in 1993, the Company has made significant investments in expansion and technology. Since 1993, First State Bank has opened seven new branches which have contributed $80,364,000 in deposits and $64,378,000 in loans.

In 1996, First State Bank opened a de novo leasing department. Management believes that the leasing department will provide portfolio diversification as well as an additional vehicle for investing deposits resulting from branch expansions. The leasing department had funded leases of approximately $20,676,000 as of December 31, 1996.

During 1996, First State Bank completed a conversion of its banking application software. Management believes that the new software will enhance First State Bank's ability to service customers while realizing operational efficiencies. First State Bank also implemented a telephone banking system which is allowing it to handle growth without a proportionate increase in staff. In 1996, a deposit imaging system was implemented. This system has improved operational efficiencies and reduced certain direct costs.

OPERATING STRATEGY

The Company's operating strategies include:

  .  Providing responsive, personal customer service
  .  Attracting new account relationships
  .  Emphasizing community involvement
  .  Developing new business opportunities
  .  Increasing efficiency
  .  Optimizing asset/liability management

Customer Service. The Company's objective is to increase market share in both lending volume and deposits by providing responsive customer service that is tailored to its customers' needs. By maximizing personal contact with customers, maintaining low employee turnover, and endeavoring to understand the needs and preferences of its customers, the Company is working to maintain and further enhance its reputation of providing excellent customer service, allowing it to achieve its growth and earnings goals.

The Company has developed a streamlined management structure that allows it to make credit and other banking decisions rapidly. Management believes that this structure, when compared to other competing institutions, enables the Company to provide a higher degree of service and increased flexibility to creditworthy customers.

New Account Relationships. The Company's strategy is to increase its emphasis on relationship banking with small and medium-sized businesses and individual customers across all product lines. The Company believes that the acquisition of many of the Company's local competitors by out of state banking companies has reduced the service level offered to customers of those banks and has created an opportunity for the Company to expand its customer base. The Company intends to capitalize on this opportunity by targeting its marketing efforts to those businesses and individuals who prefer the personalized customer service emphasized by the Company.

Community Involvement. First State Bank management and other employees participate actively in a wide variety of civic and community activities and organizations, including local chambers of commerce, a board of education, United Way, and Habitat for Humanity. First State Bank also sponsors a number of community-oriented events each year. The Company believes that these activities assist First State Bank through increased visibility and through development and maintenance of customer relationships.

New Business Opportunities. The Company has and will continue to consider a variety of new banking opportunities, whether through the opening of de novo branches, acquisition of an existing commercial bank or bank holding company, or other opportunities permissible under state and federal banking regulations. Expansion efforts will be focused in areas or markets that are complementary to the First State Bank's existing customer base and areas of operation. See "-- Growth Strategy."

Increasing Efficiency. Management believes that investments in technology and facilities made since 1993 will allow the Company to grow revenues significantly faster than expenses over the next three years. These investments should allow the Company to expand its asset base without a commensurate increase in noninterest expense.

Asset/Liability Management. The Company's asset/liability management policy is designed to provide stable net interest income growth by protecting its earnings from undue interest rate risk. The Company maintains a strategy of keeping the rate adjustment period on the majority of both assets and liabilities to an earnings neutral position, with a substantial amount of these assets and liabilities adjustable in 90 days or less. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset/Liability Management."

GROWTH STRATEGY

The Company expects to pursue an aggressive growth strategy through a combination of internal growth, de novo branching, and select acquisitions. Several banks that compete with the Company have been acquired by large out-of-state financial institutions since 1993. Management believes that these changes in the competitive environment have caused the acquired banks to significantly alter their operating procedures and their approach to customer service affording the Company an opportunity to gain profitable new account relationships and to expand existing relationships.

In addition, management believes that there may be attractive opportunities to open new branches and acquire branches of existing or merged institutions in New Mexico. Consolidation in the banking industry and increased regulatory burdens on existing institutions provide a favorable environment for such openings and acquisitions. Management considers a variety of criteria when evaluating potential branch expansion, including (i) the short-and long-term growth prospects for the location, (ii) the management and other resources required to integrate the operations, if such integration is desirable, (iii) the degree to which the branch would enhance the geographic diversification of the Company,
(iv) the degree to which the branch would enhance the Company's presence in an existing market, and (v) the costs of operating the branch. First State Bank has obtained approval to open one new branch in the Moriarty market, with the opening tentatively scheduled for the third quarter of 1997. An additional future branch site has been acquired in Santa Fe, and the Company is also evaluating other potential locations for new branches, one each in Albuquerque and Belen.

The Company's goal over the next five years is to create a broad-based, well-capitalized, customer-focused New Mexico financial institution with assets of $600 to $700 million. Management believes that a financial institution of this size is large enough to meet the needs of most customers, yet small enough to deliver personal, high-quality service. To accommodate the Company's anticipated growth, management intends to further develop the existing middle management of the Company and further develop its MIS and other appropriate internal management systems. There can be no assurance, however, that the Company will achieve its growth objectives.

MARKET AREAS AND BANKS

Markets. First State Bank serves three distinct market areas within New Mexico:
Taos County; Albuquerque, Rio Rancho and Los Lunas; and Santa Fe. Taos County is a popular year-round recreation and tourist area. Ski and golf resorts in the area attract visitors from throughout the southwestern and western United States. Taos also has an active art community catering to the tourist trade.

The Albuquerque, Rio Rancho and Los Lunas area comprises the largest metropolitan area in New Mexico and is the financial center of the state. It has a diverse economy centered around federal and state government, military, service, and technology industries. Military facilities include Kirtland Air Force Base and Sandia National Laboratories. A number of companies, including Intel, Lockheed Martin, Taco Bell, Intuit, Sumitomo and General Mills, have initiated or expanded operations in the area in the past several years.

Santa Fe is the state capital of New Mexico. Its principal industries are government and tourism. Like Taos, Santa Fe is widely known for its southwestern art galleries and amenities, including the Santa Fe Opera. Santa Fe is one of the largest art markets in the United States, attracting visitors from all parts of the United States and many foreign countries.

First State Bank. The following table sets forth certain information concerning the banking offices of First State Bank as of December 31, 1996:

                                                          Number of     Total      Total
                  Location                                facilities    Deposits   Loans and Leases
                  ---------------------------------------------------------------------------------
                                                             (Dollars in thousands)
                  First State Bank:

                      Taos County                         4           $ 75,471   $ 47,512

                      Albuquerque                         5            112,951    124,471

                      Santa Fe                            2             48,490     35,804

                      Los Lunas                           1             15,767     23,235

                      Rio                                 3             25,854     19,904
                  Rancho/Placitas/Bernalillo
                                                  ----------------------------------------
                         Total                           15           $278,533   $250,926
                                                  ========================================

First State Bank offers a full range of financial services to commercial and individual customers, including checking accounts, short- and medium-term loans, revolving credit facilities, inventory and accounts receivable financing, equipment financing, residential and small commercial construction lending, commercial leases, various savings programs, installment and personal loans, safe deposit services, credit cards, and brokerage services.

The Taos County locations provide conventional commercial and SBA loans to established commercial businesses and businesses that support the tourism and ski industries. The Taos branches also provide a broad range of consumer banking services, including a full complement of deposit and residential construction and other loan services.

The Albuquerque, Rio Rancho and Los Lunas locations primarily serve established commercial businesses and individuals who may require a full range of banking services. In addition to an emphasis on conventional commercial and SBA lending, these locations are active in residential construction lending in the metropolitan Albuquerque area.

The Santa Fe locations primarily serve a diverse group of small to medium-sized business and individual customers, including commercial businesses that support the tourism industry. See "Management--Certain Relationships and Related Transactions--Sale of Santa Fe Bank Building and Santa Fe Branch Location."

First State Bank is the largest bank in Taos County with 39.4% of the total deposits as of June 30, 1996 the latest date as of which information is available. Management believes that the Company's growth in this market will be through general economic growth and not as a result of increased market share. In Albuquerque and Santa Fe, First State Bank had approximately 2.7% and 4.0%, respectively, of the total deposits as of June 30, 1996. Management believes that the Albuquerque, Los Lunas, and Rio Rancho market, and the Santa Fe market offer the greatest growth opportunity for the Company. The Albuquerque market offers the Company a variety of expansion opportunities including a number of potential sites for new branch locations. As the Company pursues its growth objectives of providing high-quality personal banking services, future branch expansion will be a high priority. See "--Growth Strategy."

COMPETITION

First State Bank competes for loans, leases and deposits with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders, governmental organizations and other institutions with respect to the scope and type of services offered, interest rates paid on deposits and pricing of loans, among other things. Many of these competitors have significantly greater financial and other resources than the Company. First State Bank also faces significant competition for investors' funds from sellers of short-term money market securities and other corporate and government securities.

First State Bank competes for loans and leases principally through the range and quality of its services, interest rates and loan fees. First State Bank believes its personal service philosophy enables it to compete favorably with other financial institutions in its focus market of small and medium-sized businesses. First State Bank actively solicits deposit-related clients and competes for deposits by offering customers personal attention and professional service.

EMPLOYEES

As of December 31, 1996, the Company had 183 full-time equivalent employees. The Company places a high priority on staff development, training and selective hiring. New hires are selected on the basis of both technical skills and customer-service capabilities. Staff development involves intensive training in marketing, customer service, and regulatory compliance. None of the Company's employees is covered by a collective bargaining agreement and management believes that its relationship with its employees is good.

OTHER

For a discussion of asset/liability management, the investment portfolio, loan portfolio, nonperforming assets, allowance for loan losses and deposits see Item 6: "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 2:  DESCRIPTION OF PROPERTY

With the exception of its Southside facility in Taos, the Journal Center facility in Albuquerque and the Bernalillo facility, which are owned by First State Bank, the Company leases its banking facilities in Albuquerque, Taos, Santa Fe, Rio Rancho and Los Lunas. See Item 12: "Certain Relationships and Related Transactions." The following table shows the size and age of each of the banking facilities owned or leased by the Company:

                                                            Approximate
                                                          square footage
                                       Approximate       building area now
                       Approximate   square footage    utilized for banking
                        land area     building area          services           Year constructed
                        (sq. ft.)       (sq. ft.)            (sq. ft.)         or last renovated
                     ------------------------------------------------------------------------------
Facilities:

Taos

     Main                   19,800             8,940          8,940            Renovated 6-93

     North                  45,215             2,239          2,239            Renovated 9-95

     Questa                 17,947             1,050          1,050            Renovated 8-93

     South                  36,590             5,550          5,550            Renovated 9-92

Albuquerque

     Lomas                   9,119             9,199          9,199            Renovated 3-95

     Carlisle               16,256             1,880          1,880            Constructed 9-95

     Montgomery             14,514             3,742          3,742            Renovated 7-91

     Sycamore               45,834             5,164          4,164            Constructed 9-94

     Journal Center         88,427            13,200         13,200            Constructed 9-95

Santa Fe

     San Mateo              62,334             6,955          6,955            Renovated 11-95

     Downtown                5,100             2,116          2,116            Constructed 12-95

Rio Rancho

     Rio Rancho             50,214             5,500          4,000            Constructed 3-95

     Placitas                    0               807            807            Constructed 9-94

     Bernalillo             43,539             4,610          4,610            Constructed 8-96

Los Lunas                   57,243             4,327          4,327            Constructed 8-95

ITEM 3:  LEGAL PROCEEDINGS

Periodically and in the ordinary course of business, various claims and lawsuits are brought against the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company's business. In the opinion of the Company's management, the ultimate liability, if any, resulting from such claims or lawsuits will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

The Company's Common Stock is traded on the NASDAQ National Market System Stock Market under the symbol "FSNM." The following table sets forth, for the periods indicated, the high and low closing sale prices on the NASDAQ National Market System as reported by NASDAQ. The Company's Common Stock commenced trading on November 3, 1993. The quotations in the over-the-counter market reflect inter-dealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                  High    Low
                                 --------------
                     1996
                     ----

               First Quarter     $12.75  $11.25

               Second Quarter    $13.00  $10.88

               Third Quarter     $14.00  $12.25

               Fourth Quarter    $15.25  $13.25

                     1995
                     ----

               First Quarter     $11.80  $ 9.20

               Second Quarter    $11.80  $11.20

               Third Quarter     $12.20  $10.67

               Fourth Quarter    $13.00  $11.40

The last reported sale price of the Company's Common Stock on March 26, 1997 was $15.50 per share. As of March 26, 1997, there were approximately 83 shareholders of record, not including shareholders who beneficially own Common Stock held in nominee or street name.

DIVIDEND POLICY

Cash dividends of $408,489 or $0.20 per common share in 1996, $302,545 or $0.154 per common share in 1995 and $125,572 or $0.064 per common share in 1994 were paid, which amounted to 19.82%, 18.06% and 5.25% of net income in 1996, 1995 and 1994, respectively. No dividends were paid from the commencement of trading on November 3, 1993 through December 31, 1993. The declaration and payment of cash dividends are determined by the Board of Directors in light of the earnings, capital requirements and financial condition of the Company, and other relevant factors. The ability of the Company to pay cash dividends depends on the amount of cash dividends paid to it by First State Bank and the capital position of the Company. Capital distributions, including dividends, by First State Bank are subject to federal and state regulatory restrictions tied to its earnings and capital. In addition, the terms of the Convertible Debentures limit cash dividends, distributions and redemptions with respect to the Common Stock. See
Note 7 of Notes to Consolidated Financial Statements of the Company.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations are filed as part of this report and appear immediately following the signature page.

ITEM 7:  FINANCIAL STATEMENTS.

The Company's financial statements are filed as a part of this report and appear immediately following the Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth information concerning the directors and executive officers of the Company.

       Name                   Age                       Company
       ----                   ---                       -------
Michael R. Stanford (1)       44   President, Chief Executive Officer and
                                    Director
H. Patrick Dee                42   Executive Vice President, Chief Operating
                                    Officer, Secretary, Treasurer and Director
Brian C. Reinhardt            38   Senior Vice President and Chief Financial
                                    Officer
Eloy A. Jeantete (1)          69   Chairman of the Board and Director
Leonard J. DeLayo, Jr. (3)    48   Director
Bradford M. Johnson (1)(2)    46   Director
Sherman McCorkle (1)(2)       53   Director
Douglas M. Smith, M.D. (1)(2) 63   Director
Herman N. Wisenteiner (1)(3)  66   Director
Manuel Lujan, Jr.             68   Director

_____________________________
(1)  Member of Executive Committee
(2)  Member of Audit Committee
(3)  Member of Compensation Committee

Each officer of the Company serves at the discretion of the Board of Directors. There are no family relationships among any of the directors, officers or key employees of the Company. The current authorized number of directors of the Company is ten.

Michael R. Stanford, a Director of the Company since its organization in 1988, is President and Chief Executive Officer of the Company and First State Bank. Mr. Stanford's entire career has been in the banking industry. Prior to joining the Bank in 1987, Mr. Stanford spent five years with New Mexico Banquest Corporation as Senior

Vice President in charge of loan administration. Mr. Stanford is a past director of the New Mexico Bankers Association. In addition, Mr. Stanford is involved in a variety of civic organizations.

H. Patrick Dee has been a Director of the Company since 1991 and presently serves as Executive Vice President, Chief Operating Officer and Secretary/Treasurer of the Company, and Executive Vice President and Chief Operating Officer of the Bank, a position he has held since December 1991.
Prior to joining the Company, Mr. Dee spent four years with New Mexico Banquest Corporation and, after its acquisition by Livingston & Co. Southwest L.P. in 1988 with NBA. In 1989, Mr. Dee became Senior Vice President and Chief Financial Officer of Livingston & Co. Southwest, L.P. Mr. Dee is a certified public accountant.

Brian C. Reinhardt, a Senior Vice President and Chief Financial Officer of the Company since 1995, joined the Bank in September 1994. Prior to joining the Bank, Mr. Reinhardt was a Senior Manager with KPMG Peat Marwick LLP. Mr. Reinhardt joined KPMG Peat Marwick LLP in 1984.

Eloy A. Jeantete, a Director of the Company since August 1993 and Chairman of the Board since January 1994, joined the Bank 48 years ago as a bookkeeper and has spent his entire working career with the Bank rising to his present position of Chairman of the Board of the Company. As a lifetime resident of Taos, N.M., Mr. Jeantete has accumulated a long list of civic achievements and community involvement, culminating with his election in 1990 as Mayor of Taos, N.M., a position he held until March 1994.

Leonard J. DeLayo, Jr., a Director of the Company since November 1993, served as a director of First State Bank from 1988 to January 1992. Mr. DeLayo has been engaged in a general corporate and commercial law practice in New Mexico since 1974 and is the President and sole shareholder of Leonard J. DeLayo, Jr., P.C., which currently provides legal services to the Company and the Bank as outside counsel. Mr. DeLayo is a member of the Albuquerque Board of Education.

Bradford M. Johnson, a Director of the Company since November 1993, is President of Heron Hill Corporation, a private company engaged in investments and financial consulting. From 1991 to November 1993 Mr. Johnson was a partner and Director of Research of Sterne, Agee & Leach, Inc., an investment banking firm in Atlanta, Georgia. Mr. Johnson studied at the University de Paris-Sorbonne from 1987 to 1991. Mr. Johnson is a director of Community Bank Capital Corporation, a privately owned thrift holding company in Atlanta, Georgia.

Sherman McCorkle, a Director of the Company since November l993, is the President of Technology Ventures Corporation, a wholly owned subsidiary of Lockheed Martin, and has over fifteen years of banking experience. Mr. McCorkle served as President and Chief Executive Officer of Sunwest Credit Services Corporation from December 1988 to April 1992. Prior to that time, Mr. McCorkle held a variety of positions with Sunwest Credit Services Corporation's parent, Sunwest Bank of Albuquerque, N.A. Mr. McCorkle was a past Chairman of the Greater Albuquerque Chamber of Commerce, a Board member of United Way and a member of the American Bankers Association.

Douglas M. Smith, M.D., a Director of the Company since November 1993, is a Board Certified radiologist and the owner/general partner of The Historic Taos
Inn, Taos, New Mexico.   Dr. Smith is the co-founder and former President of
Palm Beach Imaging, Inc., West Palm Beach, Florida and a former member of the Board of Directors of the PIE Medical Insurance Co., a physician-owned medical malpractice insurance company headquartered in Cleveland, Ohio.

Herman N. Wisenteiner, a Director of the Company since November 1993, is President and Chief Executive Officer of Horn Distributing Company, a real estate holding company which he founded in 1971 in Santa Fe, New Mexico. In addition to his many civic activities in northern New Mexico, from 1984 to 1993 Mr. Wisenteiner was also Chairman and Chief Executive Officer of CLX Exploration Inc., a publicly traded oil and natural gas exploration and production company headquartered in Denver, Colorado and served as a Director of First Interstate Bank, Santa Fe, New Mexico from 1980 to 1993.

Manuel Lujan Jr., a Director of the Company since June 1995, is a self employed consultant on federal legislative matters. Mr. Lujan is also a self employed real estate agent and an insurance agent for the Manuel Lujan Insurance Agency. Mr. Lujan served as Secretary of the Interior during the Bush administration until January 1993. Prior to serving as Secretary of the Interior, Mr. Lujan was a member of the United States House of Representatives representing New Mexico.

Committees. The Board of Directors has an Executive Committee, an Audit Committee and a Compensation Committee. A majority of the members of the Audit Committee and Compensation Committee are outside directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities and certain other affiliated persons to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such forms furnished to the Company, or written representations that no other forms were required, the Company believes that during the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Michael R. Stanford, President, Chief Executive Officer and Director, failed to timely file a report of an exercise of stock options. The report has now been filed.

ITEM 10:  EXECUTIVE COMPENSATION.

The following tables set forth the compensation paid by the Company to the two executive officers of the Company and one officer of the bank subsidiary who received in excess of $100,000 in cash compensation.

                                                                       Long Term Compensation
                                                                       -----------------------
Name and                               Annual Compensation                      Stock
                           ------------------------------------------
Principal Position         Year   Salary ($)  Bonus ($)  Other ($)(1)      Options Granted (#)
----------------------------------------------------------------------------------------------
Michael R. Stanford        1996   $183,333    $24,000    $41,621                  0
 President and Chief       1995   $175,000    $45,000    $42,636                  0
 Executive Officer         1994   $166,250    $37,500    $44,485                  0
H. Patrick Dee             1996   $130,000    $16,000    $42,836                  0
 Secretary and             1995   $116,250    $30,000    $39,369                  0
 Treasurer                 1994   $ 97,083    $22,500    $36,580                  0
W. Gary Millholon
 Senior Vice President
 Bank Subsidiary
 Leasing division          1996   $ 86,575    $20,829       -                     0
__________________________

(1) Represents insurance premiums paid by the Company on behalf of the employee amounts contributed by the Company to the employee's Section 401(k) plan, auto allowance and dues.


                  Aggregated Option Exercises in Fiscal Year
                  ------------------------------------------
                       and Fiscal Year-End Options Value
                       ---------------------------------

                                                                Number of
                                                            Unexercised Options    Value of In-the-Money
                                Shares          Value         at 12/31/96 (#)       Options at 12/31/96
                              Acquired on      Realized        Exercisable/        ($) (1) Exercisable/
Name                          Exercise (#)       ($)          Unexercisable            Unexercisable
---------------------------------------------------------------------------------------------------------------
Michael R. Stanford            19,600          $124,754          100,113(2)              $830,629

                                                                  12,000                  $82,500

H. Patrick Dee                   -                -               35,000                 $231,000

                                                                   8,750                  $57,750

_______________________________

(1) The closing price of the Company's Common Stock on December 31, 1996 was $15.00 per share.

(2) On January 30, 1997, Mr. Stanford exercised options to acquire 21,500 shares of Common Stock at an exercise price of $5.01 per share.

EXECUTIVE INSURANCE

First State Bank has key-person insurance policies on each of Messrs. Stanford and Dee. Under these policies, First State Bank is named as beneficiary of $810,000 of term life insurance on Mr. Stanford and $533,000 of term life insurance on Mr. Dee (the "Term Life Policies"). In addition, First State Bank also pays the premiums on $690,000 of additional whole life insurance for Mr. Stanford and $667,000 for Mr. Dee under which each of these individuals is able to name the beneficiary (the "Whole Life Policies"). Under the provisions of the Term Life Policies the amount of term insurance under each policy is gradually decreased over a period of 10 years. However, First State Bank's premium payments are kept level during the entire 10 year period with the excess premiums from the Term Life Policies being applied to the Whole Life Policies. As a result of the increasing portion of the premiums which are allocated to the Whole Life Policies, at the end of the 10 year period the Whole Life Policies are fully paid. Upon termination of employment, the Whole Life Policies would be transferable to Messrs. Stanford or Dee, as the case may be, who could elect to continue making the premium payment if such termination occurred prior to the tenth year of the policy. The annual premium which will be paid for the Whole Life Policies will constitute compensation to such individuals.

STOCK OPTION AGREEMENT

Under the terms of a stock option agreement, Michael R. Stanford can exercise an option to purchase 28,613 shares of Common Stock at a price of $5.01 per share. As originally granted, the option allowed Mr. Stanford to purchase up to 10% of the common stock of New Mexico Bank Corporation ("NMBC"), the parent holding company of NBA, at the book value of the NMBC common stock as of November 19, 1990. In December 1991, the option was converted to an option to purchase the Company's Common Stock when NMBC was merged into the Company. The option may be exercised at any time by Mr. Stanford and will expire on October 12, 2003.

EXECUTIVE INCOME PROTECTION PLAN

The Company has an Executive Income Protection Plan (the "Plan") with the
following participants:   Patrick G. Cahalan, Robert L. Chavez, H. Patrick Dee,
Brian C. Reinhardt and Michael R. Stanford, which provides for benefits upon a Control Change. Following a Control Change (as defined in the Plan), the Plan provides for a three-year employment term and specifies the employee's position, salary, bonus, and benefits payable during that period. If the employee (i) resigns; (ii) is discharged for any reason other than cause, death or disability; (iii) experiences a Reduction in Position (as defined in the Plan) within a three-year period beginning on the date of the Control Change, then the employee shall have income protection benefits consisting of (a) a compensation benefit, payable in a single sum, equal to three times his Compensation (as defined in the Plan) in the case of Messrs. Dee and Stanford and two times his Compensation in the case of Messrs. Cahalan, Chavez, and Reinhardt; (b) the same level of fringe benefits as existed on the date of the Control Change for a period ending three years after the Control Change including, without limitation, any plan or arrangement to receive and exercise stock options and/or stock appreciation rights, restricted stock or grants thereof in which the employee is participating on the date of the Control Change (or plans or arrangements providing him with substantially similar benefits); (c) an amount equal to the employee's non-vested accrued benefit in the Company's retirement plans, determined as of the last valuation date under such plans, if the employee is not fully vested under the terms of such plans; (d) up to a maximum of 30 percent of his Compensation for out-placement services for the employee; and (e) a lump sum payment at the same time as the compensation payment described in (a) above, if the Company has purchased a split-dollar life insurance policy on the life of an employee.

"Control Change" is defined in the Plan as (i) a sale or sales (including an exchange) of shares of the Company, other than pursuant to a public offering, at one or more times by the Company, a stockholder or stockholders of the Company, or by any combination of the foregoing, which in the aggregate results in the beneficial ownership of more than 50% of the combined voting power of the Company's outstanding securities after the sale or sales by one or more stockholders who are not stockholders of the Company on April 19, 1996 (the effective date of the Plan), and who were not controlled after the sale or sales, directly or indirectly, by one or more of the stockholders of the Company on April 19, 1996; (ii) a sale or sales by the Company of all or substantially all of its assets to one or more persons or entities who were not stockholders of the Company on April 19, 1996, and who are not controlled after the sale or sales, directly or indirectly, by one or more of such stockholders; or (iii) a merger or other combination in which the Company is either the surviving or disappearing corporation, which results in the beneficial ownership of more than 50% of the combined voting power of the outstanding securities of the surviving corporation by one or more persons or entities which were not stockholders of the Company on April 19, 1996, and which are not controlled after such merger or other combination, directly or indirectly, by one or more of such stockholders;
(iv) the approval by the stockholders of the Company of any plan or proposal to liquidate or dissolve the Company; or (v) during any period of two consecutive years, individuals who at the beginning of the period constitute the entire Board of Directors of the Company cease for any reason to constitute a majority thereof, unless the election or the nomination for election by the Company's stockholders of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

"Compensation" means the sum of; (i) the employee's average taxable compensation from the Company; (ii) the employee's average elective salary reduction contributions to plans under Internal Revenue Code (the "Code") Sections 401(k) and/or 125; and (iii) the product of the average percent of covered payroll contributed by the Company to the Company's 401(k) profit sharing plan multiplied by the sum of (i) and (ii) in each case for the five calendar years preceding the Control Change.

"Reduction in Position" shall occur if an employee (i) is removed as an officer or director; (ii) experiences significant decrease in managerial or supervisory authority; (iii) experiences a reduction in salary or bonus; (iv) is required by the Company to relocate to an office more than 50 miles from his location before the Control Change; (v) is reduced in the rate of his awards under any stock option plan in effect before the Control Change; (vi) experiences a material adverse change in his terms and conditions of employment.

The Plan provides that the employees will be entitled to a gross-up payment if it is determined that any payment would be subject to the excise tax imposed by
Section 4999 of the Code. The Plan also provides for the Company to pay the employee's legal fees incurred in any contest relating to the Plan and certain other indemnifications to the extent permitted under applicable New Mexico or federal law and under the Company's Bylaws and Articles of Incorporation.

The aggregate cost to the Company of the requirements for payments to employees covered under the Plan (including the cost of early vesting under employee plans) would not exceed $2.4 million.

COMPENSATION OF DIRECTORS

Each director who is not an employee of the Company (the "Outside Directors") is paid an annual fee of $3,000 and a per meeting fee of $500 and will be reimbursed for expenses incurred in attending meetings of the Board of Directors and the committee meetings of the Board of Directors.

SECTION 401(K) PLAN

In 1991 the Company adopted a tax-qualified profit sharing 401(k) plan (the "Saving Plan") covering all employees who have attained 21 years of age and have completed one year of service with the Company. Each participant in the Saving Plan may reduce his or her salary by as much as the lesser of 20% of his or her compensation or, in 1996, $9,500. The dollar limit is adjusted each year for inflation. The Company is required to make matching contributions of up to 50% of the first 6% of a participant's deferred compensation up to a maximum of 3%. The Company may, but is not required to, contribute additional amounts to the Saving Plan. Any such additional amounts are allocated to the accounts of participants who were active participants on the last day of the plan year or who retired or died or were disabled during the plan year. The allocation is in proportion to the eligible participants' compensation. During 1996, 1995 and 1994, First State Bank made contributions to the Saving Plan of $106,000, $70,000 and $53,000, respectively.

All contributions by a participant are 100% vested and nonforfeitable at all times. The Company's contributions become 100% vested after three years of service with the Company. A participant may direct the investment of his or her account pursuant to the investment options offered by the trustee of the Saving Plan. Distribution of a participant's account under the Saving Plan normally occurs upon the participant's retirement or the participant's termination of employment with the Company.

INCENTIVE PLANS

The Company has adopted a Stock Option Plan (the "Stock Option Plan"). Under the Stock Option Plan, the Company has reserved an aggregate of 225,000 shares of Common Stock for issuance pursuant to the exercise of options. Options may be granted to key employees of the Company, including directors who are also employees of the Company, and to certain outside consultants. As of February 28, 1997, options to purchase 199,753 shares of Common Stock were outstanding under the Stock Option Plan.

The Stock Option Plan is to be administered by a committee which is composed of disinterested members of the Board of Directors (the "Committee"). Subject to the terms of the Stock Option Plan, the Committee determines the persons to whom awards are granted, the type of award granted, the number of shares granted, the vesting schedule, the type of consideration to be paid to the Company upon exercise of options and the term of each option (not to exceed ten years).

Under the Stock Option Plan, the Company may grant both incentive stock options ("incentive stock options") intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and options which are not qualified as incentive stock options ("nonqualified stock options"). Incentive stock options must be granted at an exercise price equal to or greater than the fair market value of the Common Stock on the date of grant. The exercise price of nonqualified stock options granted under the Stock Option Plan will be determined by the Committee on the date of grant. The exercise price of incentive stock options granted to holders of more than 10% of the Common Stock must be at least 110% of the fair market value of the Common Stock on the date of grant, and the term of these options may not exceed five years.

The Stock Option Plan provides that the total number of shares covered by such plan, the number of shares covered by each option and the exercise price per share may be proportionately adjusted by the Board of Directors or the Committee in the event of a stock split, reverse stock split, stock dividend or similar capital adjustment effected without receipt of consideration by the Company.

Upon a change in control of the Company, stock options outstanding under the Stock Option Plan immediately become fully vested and exercisable. Also, in the event of a merger or consolidation in which the Company is not the surviving corporation, the sale of all or substantially all of the Company's assets, certain reorganizations or the liquidation of the Company, each option granted under the Stock Option Plan may, at the election of the holder, become immediately exercisable.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of February 28, 1997, by (i) each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, based on information furnished by such owners, the Company believes that the shareholders listed below have sole investment and voting power with respect to their shares. Unless otherwise indicated, the address of such person is the Company's address, 111 Lomas Avenue N.W., Albuquerque, New Mexico 87102.

Name                                  Number of Shares Owned (1)            Percentage of Shares Owned
----------------------------------------------------------------------------------------------------------
Richard L. Duchossois
845 Larch Avenue
Elmhurst, IL  60126                                      112,500                     5.12%
John Hancock Advisors, Inc.
101 Humington Avenue
Boston, MA  02199                                        170,125                     7.74%
Michael R. Stanford                                      112,772 (2) (3)             4.95%
H. Patrick Dee                                            42,855 (2) (4)             1.92%
Eloy A. Jeantete                                           1,000                     0.05%
Leonard J. DeLayo, Jr.                                    98,089 (2) (5)             4.41%
Bradford M. Johnson                                      164,009 (2)                 7.43%
Sherman McCorkle                                           1,051                     0.05%
Douglas M. Smith, M.D.                                    23,750                     1.08%
Herman N. Wisenteiner                                      9,454 (2)                 0.43%
Manuel Lujan, Jr.                                         10,625                     0.48%
All executive officers and
directors as a group (13 persons)                        503,018                    21.16%
_________________________________

(1) Includes shares of Common Stock issuable on conversion of Convertible Debentures.
(2) Includes shares of Common Stock that were acquired as a result of the individuals' sale of shares of the Santa Fe Bank to the Company. See Item 12: "Certain Relationships and Related Transactions."
(3) Includes 28,613 shares that are subject to an option held by Mr. Stanford which is exercisable at $5.01 per share and 50,000 shares that are subject to an option held by Mr. Stanford which is exercisable at $8.40 per share.
(4) Includes 35,000 shares that are subject to an option held by Mr. Dee which is exercisable at $8.40 per share.
(5) Includes 10,000 shares that are subject to an option held by Mr. DeLayo which is exercisable at $8.40 per share.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CREDIT TRANSACTIONS

The executive officers, directors and principal shareholders of the Company and the Bank, and members of their immediate families and businesses in which these individuals hold controlling interests, are customers of the Bank and it is anticipated that such parties will continue to be customers of the Bank in the future. Credit transactions with these parties are subject to review by the Banks' Board of Directors. All outstanding loans and extensions of credit by the Bank to these parties were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and in the opinion of management did not involve more than the normal risk of collectability or present other unfavorable features. At December 31, 1996, the aggregate balance of the Bank's loans and advances under existing lines of credit to these parties was approximately $1,946,000, or 0.78% of the Bank's total loans. All payments of principal and interest on these loans are current. These loans represented 9.24% of the Company's equity as of December 31, 1996.

LEGAL SERVICES

Mr. DeLayo was a director of First State Bank from 1988 through January 1992, was a director of the Santa Fe Bank from March 1993 to June 1994 and was appointed as a director of the Company in November 1993. Mr. DeLayo acts as general counsel to the Company and First State Bank. Mr. DeLayo and his firm, Leonard J. DeLayo, P.C., are involved in representing the Company in numerous collection matters. The Company paid Mr. DeLayo's firm approximately $144,000, $187,000 and $161,000 for its services in 1996, 1995 and 1994.

SANTA FE BRANCH LOCATION

The Downtown Santa Fe location was constructed on land owned by Herman Wisenteiner, a Director of the Company. The Company is leasing the site from Mr. Wisenteiner for an initial term of 15 years at an initial rate of $60,000 per year. In the opinion of management, the lease is on terms similar to other third party commercial transactions in the ordinary course of business.

ITEM 13(A):  EXHIBITS.

Exhibit
Number  Description of Exhibits
------  -----------------------
 2.1          Santa Fe Bank Stock Purchase Agreement(1)
 2.2          Merger Agreement with the Santa Fe Bank(2)
 3.1          Restated Articles of Incorporation of First State Bancorporation(1)
 3.2          Bylaws of First State  Bancorporation(1)
 3.3          Article of Amendment to the Articles of Incorporation of First State Bank(4)
 4.a          Form of Shareholder Protection Rights Agreement dated October 25, 1996.(5)
 4.1          Form of Indenture relating to the Convertible Debentures (including Form of Convertible Debenture)(1)
10.1          Redemption Agreement between the Company and Livingston Partnership and Richard Duchossois with respect to the sale of 1,066,666 shares of Common Stock(1)
10.4          Lease Agreement between First State Bank of Taos and John M. Brenner and Barbara B. Brenner as
              Co- Trustees of the John M. Brenner and Barbara B. Brenner Revocable Trust for the main office of First
              State Bank of Taos, New Mexico(1)
10.5          Lease Agreement between the Second and Lomas Partnership and Banquest National Bank of Albuquerque dated
              February 19, 1989 together with the First Amendment to Lease Agreement dated May 22, 1989(1)
10.7          Stock Option Plan of the Company(1)
10.8          Stock Option Agreement with Michael R. Stanford(1)
10.9          Agreement between the Company and Financial Network Investment Corporation(1)
10.10         Limited Partnership Agreement of Credit Card Services, Ltd., a Limited Partnership(3)
10.11         Amendment One to Limited Partnership Agreement of Credit Card Services, Ltd., a Limited
              Partnership(3)
10.12         Amendment Two to Limited Partnership Agreement of Credit Card Services, Ltd., a Limited Partnership(3)
10.13         Lease agreement between the Company and Horn Distributing, Herman N. Wisenteiner, President(4)
10.14         Executive Income Protection Plan(4)
22            Subsidiaries of the Small Business Issuer(1)
27.4          Financial Data Schedule

______________

(1) Incorporated by reference from the Company's Registration Statement on Form SB-2, Commission File No. 33-68166, declared effective November 3, 1993.
(2) Incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 1993.
(3) Incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 1994.
(4) Incorporated by reference from the Company's Form 10-QSB for the quarter ended June 30, 1996.
(5) Incorporated by reference from the Company's Form 10-QSB for the quarter ended September 30, 1996.

ITEM 13(B):  REPORTS ON FORM 8-K.

None

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FIRST STATE BANCORPORATION



                                         By: /s/ Michael R. Stanford
                                            ------------------------------------
                                               Michael R. Stanford, President

          In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates stated.

               Signatures                              Title                                          Date
-------------------------------------------------------------------------------------------------------------------------
                                         President and Chief Executive Officer                        March 25, 1997
                                     and a Director  (Principal Executive Officer)

/s/ Michael R. Stanford
-------------------------------
Michael R. Stanford

/s/ Eloy A. Jeantete                                    Director                                      March 25, 1997
_______________________________
Eloy A. Jeantete

/s/ Leonard J. DeLayo, Jr.                              Director
-------------------------------                                                                       March 25, 1997
Leonard J. DeLayo, Jr.

/s/ Bradford M. Johnson                                 Director
-------------------------------                                                                       March 25, 1997
Bradford M. Johnson

/s/ Sherman McCorkle                                    Director
-------------------------------                                                                       March 25, 1997
Sherman McCorkle

/s/ Douglas M. Smith, M.D.                              Director
-------------------------------                                                                       March 25, 1997
Douglas M. Smith, M.D.

/s/ Herman N. Wisenteiner                               Director
-------------------------------                                                                       March 25, 1997
Herman N. Wisenteiner

/s/ H. Patrick Dee                         Secretary,  Treasurer and a Director
-------------------------------                                                                       March 25, 1997
H. Patrick Dee

/s/ Brian C. Reinhardt                        Senior Vice President and CFO
-------------------------------                                                                       March 25, 1997
Brian C. Reinhardt

/s/ Manual Lujan, Jr.                                   Director
-------------------------------                                                                       March 25, 1997
Manual Lujan, Jr.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

First State Bancorporation was established in 1988 to acquire First State Bank of Taos ("First State Bank"), the Company's wholly owned subsidiary, which has been in existence since 1922. On December 1, 1993, the Company acquired First State Bank of Santa Fe ("Santa Fe Bank"). During 1994, the Santa Fe Bank was merged into First State Bank.

The Company's net income increased in 1996 from 1995 due to increased net interest income which was the result of an increase in average loans of approximately $54,604,000. The increase in net interest margin was reduced by an increase in the provision for loan losses of $813,403, operating costs related to branch expansion, addition of a commercial leasing division and expansion of the credit card merchant program.

Net Interest Income

The primary component of earnings for financial institutions is net interest income. Net interest income is the difference between interest income, principally from loan, lease and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the years ended December 31, 1996, 1995 and 1994, the Company's average interest-earning assets were $257,157,000, $205,139,000 and $169,738,000, respectively. For the same periods, the Company's net interest margins were 6.25%, 6.49% and 6.46%.

The following tables set forth, for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense from interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS  CONTINUED

                                                                       Years Ended December 31,
                                                                       ------------------------
                                                               1996                               1995
                                               ------------------------------------------------------------------------
                                                             Interest    Average                Interest    Average
                                                  Average    income or   yield or    Average    income or   yield or
                                                  balance    expense     cost        balance    expense     cost
                                               ------------------------------------------------------------------------
                                                                              (Dollars in thousands)
ASSETS
  Loans and leases:
       Commercial                                  $31,164      $3,152      10.11%   $18,503       $1,885     10.19%
       Real Estate - mortgage                      130,347      13,500      10.36     99,566       10,552     10.60
       Real Estate - construction                   36,320       4,533      12.48     37,235        4,918     13.21
       Consumer                                     12,017       1,413      11.76      8,535          907     10.63
       Leases                                        8,607         725       8.42          -            -         -
       Other                                           321           -          -        333            -         -
                                               ------------------------------------------------------------------------
            Total loans and leases                 218,776      23,323      10.66    164,172       18,262     11.12
  Allowance for loan and lease losses               (2,181)                           (1,636)
  Securities:
       U.S. government                              30,656       1,916       6.25     30,925        1,850      5.98
       State and political subdivisions:
            Nontaxable                               3,607         198       5.49      2,293          136      5.93
            Taxable                                     35           3       8.57        145           13      8.97
       Other                                         1,313          96       7.31        887           45      5.07
                                               ------------------------------------------------------------------------
              Total securities                      35,611       2,213       6.21     34,250        2,044      5.97
  Federal funds sold                                 2,770         145       5.23      6,717          387      5.76
                                               ------------------------------------------------------------------------
      Total interest-earning assets                257,157      25,681       9.99%   205,139       20,693     10.09%
                                               ------------------------------------------------------------------------
  Noninterest-earning assets:
       Cash and due from banks                      13,158                            12,004
       Other                                        17,494                            13,875
                                               ------------------------------------------------------------------------
            Total noninterest-earning assets        30,652                            25,879
                                               ------------------------------------------------------------------------
            Total assets                          $285,628                          $229,382
                                               ========================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
  Interest-bearing demand accounts                 $46,737      $1,097       2.35%   $45,752       $1,224      2.68%
  Certificates of deposit                          102,078       5,777       5.66     72,681        4,015      5.52
  Money market savings accounts                     31,210       1,023       3.28     23,375          758      3.24
  Regular savings accounts                          16,174         478       2.96     14,544          418      2.87
                                               ------------------------------------------------------------------------
       Total interest-bearing deposits             196,199       8,375       4.27    156,352        6,415      4.10

  Short-term borrowings                             17,006         855       5.03      9,804          536      5.47
  Note payable                                         226          19       8.41        240           18      7.50
  Convertible subordinated debt                      5,500         362       6.58      5,750          405      7.04
  Capital leases                                        60           5       8.47        100           12     12.00
                                               ------------------------------------------------------------------------
       Total interest-bearing liabilities          218,991       9,616       4.39%   172,246        7,386      4.29%


  Noninterest-bearing demand accounts               46,167                            38,727
  Other noninterest-bearing liabilities              2,157                             1,592
                                               ------------------------------------------------------------------------
       Total liabilities                           267,315                           212,565
  Stockholders' equity                              18,313                            16,817
                                               ------------------------------------------------------------------------
       Total liabilities and stockholders'
        equity                                    $285,628                          $229,382
                                               ========================================================================
  Net interest income                                          $16,065                            $13,307
                                               ========================================================================
  Net interest spread (annualized)                                           5.60%                             5.80%
  Net interest margin (annualized)                                           6.25%                             6.49%
  Ratio of average interest-earning assets to
   average interest-bearing liabilities                                    117.43%                           119.10%

Loan fees of $1,939,000 and $1,683,000 are included in interest income for the years ended December 31, 1996 and 1995, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS  CONTINUED

The following table illustrates the changes in the Company's net interest income due to changes in volume and changes in interest rate. Changes attributable to the combined effect of volume and interest rates have been included in the changes due to rate.

                                                                                      Years ended December 31,
                                                                                      ------------------------
                                                                         1996 vs. 1995                      1995 vs. 1994
                                                                         -------------                      -------------
                                                                      Increase (decrease)                Increase (decrease)
                                                                       due to changes in                  due to changes in
                                                              --------------------------------------------------------------------
                                                               Volume         Rate       Total    Volume         Rate       Total
                                                              --------------------------------------------------------------------
                                                                                         (Dollars in thousands)
INTEREST-EARNING ASSETS
  Loans and leases:
    Commercial                                                 $1,290         ($23)     $1,267     $(895)        $214       ($681)
    Real estate - mortgage                                      3,262         (314)      2,948     3,990        1,301       5,291
    Real estate - construction                                   (121)        (264)       (385)       78           54         132
    Consumer                                                      370          136         506      (295)         128        (167)
    Leases                                                        725            -         725         -            -           -
                                                              --------------------------------------------------------------------
      Total loans and leases                                    5,526         (465)      5,061     2,878        1,697       4,575

Securities:
  U.S. government                                                 (16)          82          66        38          153         191
  States and political subdivisions:
    Nontaxable                                                     78          (16)         62        74          (17)         57
    Taxable                                                       (10)           -         (10)        3           (2)          1
  Other                                                            22           29          51        11            -          11
                                                              --------------------------------------------------------------------
      Total securities                                             74           95         169       126          134         260

  Federal funds sold                                             (227)         (15)       (242)      114          120         234
                                                              --------------------------------------------------------------------
    Total interest-earning assets                               5,373         (385)      4,988     3,118        1,951       5,069
                                                              --------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
  Deposits:
    Interest-bearing demand accounts                               26         (153)       (127)      128          153         281
    Certificates of deposit                                     1,624          139       1,763       812        1,048       1,860
    Money market savings accounts                                 254           11         265        51          125         176
    Regular savings accounts                                       47           13          60        30           47          77
                                                              --------------------------------------------------------------------
      Total interest-bearing deposits                           1,951           10       1,961     1,021        1,373       2,394

  Short-term borrowings                                           394          (75)        319       230          103         333
  Note payable                                                     (1)           2           1         -           18          18
  Convertible subordinated debt                                   (18)         (25)        (43)        -            -           -
  Capital leases                                                   (5)          (2)         (7)      (22)          (4)        (26)
                                                              --------------------------------------------------------------------
    Total interest-bearing liabilities                          2,321          (90)      2,231     1,229        1,490       2,719
                                                              --------------------------------------------------------------------
    Total increase (decrease) in net interest income           $3,052        ($295)     $2,757    $1,889         $461      $2,350
                                                              ====================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS  CONTINUED

Asset/Liability Management

The Company's results of operations depend substantially on its net interest income. Like most financial institutions, the Company's interest income and cost of funds are affected by general economic conditions and by competition in the marketplace.

The purpose of asset/liability management is to provide stable net interest income growth by protecting the Company's earnings from undue interest rate risk. Exposure to interest rate risk arises from volatile interest rates and changes in the balance sheet mix. The Company maintains an asset/liability management policy that provides guidelines for controlling exposure to interest rate risk. The Company's policy is to control the exposure of its earnings to changing interest rates by generally maintaining a position within a narrow range around an "earnings neutral position," which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes.

Rising and falling interest rate environments can have various impacts on a bank's net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank's various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of December 31, 1996, the Company's cumulative interest rate gap for the period up to three months was a negative $16,796,000 and for the period up to one year was a negative $23,962,000. Based solely on the Company's interest rate gap of twelve months or less, net income of the Company could be unfavorably impacted by an increase in interest rates or favorably impacted by a decrease in interest rates.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1996. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with generally accepted accounting principles. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits and competition.

                                                               Three
                                                Less than    months to
                                                  three      less than    One to five  Over five
                                                  months      one year       years       years      Total
                                             -----------------------------------------------------------------
                                                                  (Dollars in thousands)
Interest-earning assets:
     Investment securities                         $1,700         $500       $31,589      $6,807    $40,596
     Loans and leases:
          Commercial                               21,833        6,902         7,801          42     36,578
          Real estate                             106,219       54,782        23,180         271    184,452
          Consumer                                  3,323        3,490         6,425           -     13,238
          Leases                                      669        2,104        13,885           -     16,658
                                             -----------------------------------------------------------------
          Total interest-earning assets           133,744       67,778        82,880       7,120    291,522
                                             -----------------------------------------------------------------
Interest-bearing liabilities:
     Savings and NOW accounts                      98,138            -             -           -     98,138
     Certificates of deposits of $100,000
          or more                                  11,654       34,431         5,611           -     51,696
     Other time accounts                           20,078       40,513        14,889           -     75,480
     Subordinated debentures                            -            -             -       3,788      3,788
     Other interest-bearing liabilities            20,670            -             -           -     20,670
                                             -----------------------------------------------------------------
          Total interest-bearing liabilities    $ 150,540    $  74,944       $20,500     $ 3,788   $249,772
                                             -----------------------------------------------------------------
Interest rate gap                                 (16,796)      (7,166)       62,380       3,332     41,750
                                             =================================================================
Cumulative interest rate gap
     at December 31, 1996                        ($16,796)    ($23,962)      $38,418     $41,750
                                             ====================================================
Cumulative gap ratio
     at December 31, 1996                            0.89%        0.89%         1.16%       1.17%
                                             ====================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS  CONTINUED

Investment Portfolio

The following table provides the carrying value of the Company's investment portfolio at each of the dates indicated. At December 31, 1996 and 1995, the market value of the Company's investment portfolio exceeded the carrying value by approximately $50,000 and $174,000, respectively.

                                                                   As of December 31,
                                                             1996                      1995
                                                         ---------------------------------------
                                                                 (Dollars in thousands)
U.S. Treasury securities                                     $9,789                   $5,667
U.S. government agency securities                            25,994                   28,119
Obligations of states and political subdivisions              3,271                    4,004
Other securities                                              1,542                      886
                                                         ---------------------------------------
  Total investment securities                               $40,596                  $38,676
                                                         =======================================

The table below provides the carrying values, maturities and weighted average yield of the investment portfolio of the Company as of December 31, 1996.

                                                                                  Average               Weighted
                                                           Carrying value      maturity (years)      average yields
                                                         -----------------------------------------------------------
                                                                            (Dollars in thousands)
U.S. Treasury securities
 One year or less                                                        $700              0.59               5.85%
 After one through five years                                           9,089              2.02               6.13%
                                                         -----------------------------------------------------------
   Total U.S. Treasury securities                                       9,789              1.91               6.11%

U.S. government agency securities
 One year or less                                                       1,500              0.17               5.28%
 After one through five years                                          21,520              3.22               6.44%
 After five through ten years                                           1,989              7.26               7.09%
 After ten years                                                          985             14.17               7.37%
                                                         -----------------------------------------------------------
   Total U.S. government agency securities                             25,994              3.77               6.46%

Obligations of states and political subdivisions
 One year or less                                                           -                 -                  -
 After one through five years                                             981              3.63               5.12%
 After five through ten years                                           1,100              7.60               5.83%
 After ten years                                                        1,190             15.87               5.24%
                                                         -----------------------------------------------------------
  Total states and political subdivisions securities                    3,271              9.43               5.40%

Other securities                                                        1,542               N/A               7.34%
                                                         -----------------------------------------------------------
    Total investment securities                                       $40,596              3.78               6.28%
                                                         ===========================================================

Loan and Lease Portfolio

The following table presents the amount of loans and leases of the Company, by category, at the dates indicated.

                                                                                              As of December 31,
                                                                               --------------------------------------------
                                                                                       1996                   1995
                                                                               --------------------------------------------
                                                                                            (Dollars in thousands)
Commercial                                                                              $ 36,578                  $ 23,204
Real estate - mortgage                                                                   148,715                   115,640
Real estate - construction                                                                35,737                    34,924
Consumer and other                                                                        13,238                    10,091
Leases                                                                                    16,658                         -
                                                                               --------------------------------------------
    Total loans and leases                                                              $250,926                  $183,859
                                                                               --------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS  CONTINUED

The following table presents the aggregate maturities of loans and leases in each major category of the Company's loan and lease portfolio at December 31, 1996. Actual maturities may differ from the contractual maturities shown as a result of renewals and prepayments.

                                                            As of December 31, 1996
                                               Less than    One to five      Over five
                                                one year          years          years        Total
                                             --------------------------------------------------------
                                                                (Dollars in thousands)
Fixed-rate loans and leases:
     Commercial                                   $5,582         $7,223            $42      $12,847
     Real estate                                   4,491         13,466            271       18,228
     Consumer                                      4,418          4,959              -        9,377
     Leases                                        2,773         13,885              -       16,658
                                             --------------------------------------------------------
          Total fixed-rate loans and leases       17,264         39,533            313       57,110

Variable-rate loans:
     Commercial                                   23,153            578              -       23,731
     Real estate                                 156,510          9,714              -      166,224
     Consumer                                      2,395          1,466              -        3,861
                                             --------------------------------------------------------
          Total variable-rate loans              182,058         11,758              -      193,816
                                             --------------------------------------------------------
          Total loans and leases                $199,322        $51,291           $313     $250,926
                                             ========================================================

Nonperforming Assets

Nonperforming assets consist of loans and leases past due 90 days or more, nonaccrual loans and leases, restructured loans and leases and other real estate owned. The following table sets forth information with respect to these assets at the dates indicated.

                                                                                               As of December 31,
                                                                                     ---------------------------------------------
                                                                                        1996                        1995
                                                                                     ---------------------------------------------
                                                                                                (Dollars in thousands)
Loans and leases past due 90 days or more                                                    $689                          $289
Nonaccrual loans and leases                                                                   946                         1,808
Restructured loans and leases                                                                   -                           172
                                                                                     ---------------------------------------------
  Total nonperforming loans and leases                                                      1,635                         2,269
Other real estate owned                                                                     1,323                           678
                                                                                     ---------------------------------------------
  Total nonperforming assets                                                               $2,958                        $2,947
                                                                                     =============================================
Allowance for loan and lease losses                                                        $2,510                        $1,851
                                                                                     =============================================
Ratio of total nonperforming assets to total assets                                          0.91%                         1.16%
Ratio of total nonperforming loans and leases to total loans and leases                      0.65%                         1.23%
Ratio of allowance for loan and lease losses to total nonperforming loans
  and leases                                                                               153.52%                        81.58%

Management is not aware of any loans or leases in addition to those disclosed above, which based upon known information, cause management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

MANAGEMENT'S DISCUSSION AND ANALYSIS  CONTINUED

Analysis of the Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan and lease portfolios. The allowance is maintained at a level considered adequate to provide for anticipated loan and lease losses based on management's assessment of various factors affecting the loan and lease portfolios, including a review of problem loans and leases, business conditions and loss experience and an overall evaluation of the quality of the underlying collateral, holding and disposing costs and costs of capital. The allowance is increased by provisions charged to operations and reduced by loans and leases charged off, net of recoveries.

The following table sets forth information regarding changes in the allowance for loan and lease losses of the Company for the periods indicated.

                                                                                        As of December 31,
                                                                              -------------------------------------
                                                                                     1996             1995
                                                                              -------------------------------------
                                                                                     (Dollars in thousands)
Allowance for loan and lease losses, beginning of period                           $1,851               $1,468
Charge-offs:
  Commercial and other                                                                438                   98
  Real estate loans                                                                    70                  162
  Consumer loans                                                                      246                   85
                                                                              -------------------------------------
    Total charge-offs                                                                 754                  345
                                                                              -------------------------------------
Recoveries:
  Commercial and other                                                                 13                  197
  Real estate loans                                                                    40                   85
  Consumer loans                                                                      129                   28
                                                                              -------------------------------------
    Total recoveries                                                                  182                  310
                                                                              -------------------------------------
Net charge-offs                                                                       572                   35
Provision  for loan and lease losses                                                1,231                  418
                                                                              -------------------------------------
Allowance for loan and lease losses, end of period                                 $2,510               $1,851
                                                                              =====================================
Average total loans and leases                                                   $218,776             $164,172
Total loans and leases at end of period                                          $250,926             $183,859

As a percentage of average total loans and leases:
  Net charge-offs                                                                    0.26%                0.02%
  Provision for loan and lease losses                                                0.56%                0.25%
  Allowance for loan and lease losses                                                1.15%                1.13%
As a percentage of total loans and leases at year-end:
  Allowance for loan and lease losses                                                1.00%                1.01%
As a multiple of net charge-offs:
  Allowance for loan and lease losses                                                4.39                52.89
  Income before income taxes and provision for loan and lease losses                 7.71                81.61

MANAGEMENT'S DISCUSSION AND ANALYSIS  CONTINUED

Specific reserves are provided for individual loans and leases where ultimate collection is considered questionable by management after reviewing the current status of loans and leases that are contractually past due and considering the net realizable value of the security and of the loan and lease guarantees, if applicable. The following table sets forth the allowance for loan and lease losses by category, based upon management's assessment of the risk associated with these categories, at the dates indicated and summarizes the percentage of gross loans and leases in each category as a percentage of total loans and leases.

                                                                  As of December 31, 1996        As of December 31, 1995
                                                                  -----------------------        -----------------------
                                                                          Loans and                    Loans and
                                                                         leases  in                   leases  in
                                                                       category as a                category as a
                                                                       percentage of                percentage of
                                                                        total gross                  total gross
                                                     Amount of           loans and      Amount of     loans and
                                                     allowance             leases       allowance       leases
                                                  ---------------------------------------------------------------
                                                                    (Dollars in thousands)
Commercial and unallocated portion                        $600                14.57%         $402           12.62%
Real estate                                              1,560                73.82         1,269           81.89
Leases                                                     150                 5.27             -               -
Consumer                                                   200                 6.34           180            5.49
                                                  ---------------------------------------------------------------
   Total allowance for loan and lease losses            $2,510               100.00%       $1,851          100.00%
                                                  ===============================================================

Deposits

The following table presents the average balances outstanding for each major category of the Company's deposits and weighted average interest rate paid for interest-bearing deposits for the periods indicated.

                                                        Year ended December 31,
                                      ----------------------------------------------------------
                                                  1996                       1995
                                       ----------------------------------------------------------
                                                     Weighted                    Weighted
                                         Average      average        Average     average
                                         balance    interest rate    balance   interest rate
                                      ----------------------------------------------------------
                                                         (Dollars in thousands)
Interest-bearing demand accounts         $46,737            2.35%    $45,752            2.68%
Certificates of deposit                  102,078            5.66      72,681            5.52
Money market savings accounts             31,210            3.28      23,375            3.24
Regular savings accounts                  16,174            2.96      14,544            2.87
Noninterest-bearing demand accounts       46,167             N/A      38,727             N/A
                                      ----------------------------------------------------------
  Total                                 $242,366            4.27%   $195,079            4.10%
                                      ==========================================================

The following table shows the amount and maturity of certificates of deposit that had balances of $100,000 or more and the percentage of the total for each maturity.

                                                                       As of December 31, 1996
                                                                       (Dollars in thousands)
                                                                  -----------------------------------
Three months or less                                                    $11,654             22.54%
Three through twelve months                                              34,764             66.60
Over twelve months                                                        6,333             10.86
                                                                  -----------------------------------
 Totals                                                                 $52,751            100.00%
                                                                  ===================================

MANAGEMENT'S DISCUSSION AND ANALYSIS  CONTINUED

Securities sold under agreement to repurchase

Securities sold under agreement to repurchase totaled $13,928,515 and $8,913,474 at December 31, 1996 and 1995, respectively. The weighted average interest rate on securities sold under agreement to repurchase was 5.34% and 5.25% at December 31, 1996 and 1995, respectively.

Return on Equity and Assets

The following table shows the return on average assets, return on average equity, dividend payout ratio and ratio of average equity to average assets, for the periods indicated.

                                                           For the years ended December 31,
                                                           1996           1995           1994
                                                       -------------------------------------------
Return on average assets                                     0.72%          0.73%          1.28%
Return on average equity                                    11.25           9.96          16.24
Dividend payout ratio                                       19.81          18.06           5.25
Average equity to average assets                             6.41           7.33           7.88

MANAGEMENT'S DISCUSSION AND ANALYSIS  CONTINUED

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

Overview. The Company's net income increased to $2,061,137 from $1,675,201 in 1995 and decreased from $2,391,061 in 1994. Net interest income increased to $16,064,678 in 1996, compared to $13,307,297 in 1995 and $10,957,059 in 1994.
This increase was offset by noninterest expenses that increased to $14,590,763 in 1996, compared to $10,926,003 in 1995 and $9,614,469 in 1994. Income tax
expense increased to $1,115,892 in 1996, from $763,230 in 1995 and $240,000 in
1994. Income tax expense in 1994 was reduced by utilization of net operating loss carry-forwards.

Interest Income. Interest income increased to $25,681,296 in 1996, from $20,692,748 in 1995 and $15,623,539 in 1994. This increase is due to an increase in average interest-earning assets. Average interest-earning assets were $257,157,000 in 1996, compared to $205,139,000 in 1995 and $169,738,000 in
1994. Average yield on interest-earning assets decreased to 9.99%, from 10.09% in 1995 and increased from 9.20% in 1994. The increase in average balance occurred primarily in loans and leases. The average balance in loans and leases increased to $218,776,000, from $164,172,000 in 1995 and $133,685,000 in 1994.
The average yield on loans and leases decreased to 10.66% in 1996, from 11.12% in 1995 and increased from 10.24% in 1994.

Interest Expense. Interest expense increased to $9,616,618 in 1996, from $7,385,451 in 1995 and $4,666,480 in 1994. This increase is due to an increase in average interest-bearing liabilities and the average cost of interest-bearing liabilities. Average interest-bearing liabilities increased to $218,991,000 in 1996, from $172,246,000 in 1995 and $138,489,000 in 1994. The average cost increased to 4.39% in 1996, from 4.29% in 1995 and 3.37% in 1994. These increases were due primarily to increases in deposits and short-term borrowings. The average balance in deposits increased to $196,199,000 in 1996 from $156,352,000 in 1995, and $127,957,000 in 1994. The average cost of deposits increased to 4.27% in 1996, from 4.10% in 1995 and 3.14% in 1994.

Net Interest Income. Net interest income increased to $16,064,678 in 1996, from $13,307,297 in 1995 and $10,957,059 in 1994. This increase is due to the increases in average loans and leases. Net interest margin decreased to 6.25% in 1996, from 6.49% in 1995 and 6.46% in 1994, as a result of decreased average yields on loans and leases and increased cost of deposits.

Provision for Loan and Lease Losses. Provision for loan and lease losses increased to $1,231,403 in 1996, from $418,000 in 1995 and $247,680 in 1994.
This increase was necessitated by the increase in loans and leases outstanding and increased charge-offs. Charge-offs net of recoveries of loans and leases were $572,000 in 1996, $35,000 in 1995, and $221,000 in 1994.

Noninterest Income. Noninterest income was $2,934,517 in 1996, compared to $1,683,137 in 1995 and $1,704,629 in 1994. The increase for 1996 from 1995 is due to rental income from operating leases and credit card merchant fees. Rental income from operating leases was $253,656 in 1996. Credit card merchant income was $749,425 in 1996, $179,054 in 1995 and $82,529 in 1994.

Noninterest Expense. Noninterest expense increased to $14,590,763 in 1996, from $10,926,003 in 1995 and $9,614,469 in 1994. This increase was due largely to increases in salaries and employee benefits, occupancy, equipment, and marketing expense as a result of the Company's branch expansions in 1996, 1995 and 1994, the addition of the leasing division in 1996 and the expansion of the credit card merchant program. Salaries and employee benefits increased to $6,388,350 in 1996, from $4,898,453 in 1995 and $4,001,356 in 1994. Occupancy expense increased to $1,854,447 in 1996, from $1,352,888 in 1995 and $1,186,773 in 1994.
Equipment expense increased to $1,261,835, from $811,482 in 1995 and $564,642 in 1994. Marketing expense increased to $636,704 in 1996, compared to $568,964 in 1995 and $377,247 in 1994.

Income Tax Expense. Income tax expense increased to $1,115,892 in 1996, from $763,230 in 1995 and $240,000 in 1994. Income tax expense in 1994 was reduced by the utilization of net operating loss carry-forwards and reductions in the deferred tax asset valuation allowance.

MANAGEMENT'S DISCUSSION AND ANALYSIS  CONTINUED

LIQUIDITY AND SOURCES OF FUNDS

The Company's primary sources of funds are customer deposits, and loan and lease repayments. These funds are used to make loans and leases, acquire investment securities and other assets and fund continuing operations. Scheduled loan and lease repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan and lease prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not. Deposits of the Company increased to $277,353,323 at December 31, 1996, from $218,846,868 at December 31, 1995. Growth in deposits has occurred primarily due to growth in the economy of the Company's trade area and branch expansions.

Net loans of the Company increased to $248,415,868 at December 31, 1996, from $182,009,165 as of December 31, 1995. Real estate-mortgage loans increased $33,075,000 during 1996. Commercial loans increased by $13,374,000, consumer loans increased by $3,147,000 and commercial leases increased to $16,658,000 as a result of the opening of the commercial leasing division in 1996.

Management anticipates that the Company will continue to rely primarily on customer deposits, and loan and lease repayments, as well as retained earnings, to provide liquidity and will use funds so provided primarily to make loans and leases and to purchase securities. The Company believes that its customer deposits provide a strong source of liquidity because of the high percentage of core deposits, many of which are a part of long-standing banking relationships. Borrowings are used to compensate for reductions in other sources of funds. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets. The sources of such borrowings are federal funds sold, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank ("FHLB").

As of January 1, 1997, the Company's subsidiary bank had $3,500,000 in retained earnings which were available for the payment of dividends to the Company, subject to regulatory capital requirements. This represents an additional source of liquidity for the Company, if needed.

As of December 31, 1996, the Company, subject to prior approval of the Federal Reserve Board, could have incurred approximately $17,263,000 in additional "funded indebtedness" under the indenture governing its Convertible Exchangeable Redeemable Subordinated Debentures ("Convertible Debentures").

CAPITAL RESOURCES

The Company's total shareholders' equity increased to $21,050,512 at December 31, 1996, from $17,425,908 at December 31, 1995. Of the $3,624,604 increase,
$2,061,137 was produced by earnings and $1,888,224 was produced by the conversion of the Company's convertible subordinated debentures. This increase was offset by the change in unrealized investment security gains and by dividend payments of $408,489. Management currently intends to continue to retain a major portion of the Company's earnings to support anticipated growth. As of December 31, 1996, the Company and its subsidiary bank met the fully phased-in regulatory capital requirements.

The Company's Convertible Debentures have been structured to allow the Company to respond to a need for regulatory capital by requiring the holders of Convertible Debentures to exchange their debt instruments for Convertible Preferred Stock, if necessary, to enable the Company to meet regulatory capital guidelines, in connection with an acquisition, or otherwise, after November 1, 1995. The Convertible Preferred Stock would be "perpetual preferred stock," which constitutes Tier 1 capital under applicable regulations. However, because the Convertible Preferred Stock would be cumulative, the amount that can be included in Tier 1 capital is limited to 25% of the Company's total Tier 1 capital. Although the exchange right is intended to support the Company's ability to grow through acquisitions, its exercise is not so limited and is available to address any capital needs of the Company. Due to the growth of the Company's trade area and its branch expansion plans, additional capital may be required to support the resulting increase in the asset base of the Company. Management estimates that it will require between $400,000 and $1,000,000 for branch expansions in 1997, depending on the number of branches constructed. These funds will come from the Company's primary sources of funds: customer deposits, and loan and lease repayments.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
First State Bancorporation:

We have audited the accompanying consolidated balance sheets of First State Bancorporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First State Bancorporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1(b) to the consolidated financial statements, the Company changed its method of accounting for investment securities in 1994.


                                                 KPMG PEAT MARWICK LLP


Albuquerque, New Mexico
February 7, 1997

CONSOLIDATED BALANCE SHEETS
                                              As of December 31,
ASSETS                                        1996          1995
                                         ---------------------------
Cash and due from banks (note 2)          $ 15,711,932  $ 14,787,266
Federal funds sold                                   -             -
                                          --------------------------


       Total cash and cash equivalents      15,711,932    14,787,266
Investment securities (note 3):
   Available for sale (at market,
    amortized cost of $20,979,000 and
    $17,329,000 at December 31, 1996
    and 1995)                               21,048,140    17,504,265

   Held to maturity (at amortized cost,
    market of $19,597,000 and
    $21,345,000 at December 31, 1996
    and 1995)                               19,547,433    21,171,746
                                          --------------------------
         Total Investment Securities        40,595,573    38,676,011
Loans and leases net of unearned
 interest (note 4)                         250,926,023   183,859,770
     Less allowance for loan and lease
      losses                                 2,510,155     1,850,605
                                          --------------------------
        Net loans and leases               248,415,868   182,009,165
Premises and equipment, net (note 5)        13,558,835    11,652,018
Accrued interest receivable                  2,001,678     1,959,569
Other real estate owned                      1,362,494       678,373
Goodwill, less accumulated amortization
 of $713,926 and $609,719 at December          881,881       986,088
     31, 1996 and 1995
Other assets                                 2,440,184     2,232,070
                                          --------------------------
        Total assets                      $324,968,445  $252,980,560
                                          ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits (note 6):
         Noninterest-bearing              $ 52,038,847  $ 42,026,645
         Interest-bearing                  225,314,476   176,820,223
                                          --------------------------
                Total deposits             277,353,323   218,846,868

     Securities sold under repurchase
      agreements (note 7)                   13,928,515     8,913,474
     Federal Home Loan Bank advances
      (note 7)                               4,970,000             -
     Federal funds purchased                 1,500,000             -
     Other liabilities                       2,159,976     1,808,207
     Long-term debt (note 7)                 4,006,119     5,986,103
                                          --------------------------
        Total liabilities                  303,917,933   235,554,652
Stockholders' equity (note 10):
    Preferred stock, no par value,
     1,000,000 shares authorized,
     none issued or outstanding                      -             -

    Common stock, no par value,
     4,000,000 shares authorized,
     2,172,357 and 1,962,067 issued and
     outstanding at December 31, 1996 and
             1995, respectively             11,906,581     9,864,598

    Retained earnings                        9,097,986     7,445,338
    Unrealized gains on investment
     securities available for sale,
     net of deferred income taxes
     (notes 1, 3 and 9)                         45,945       115,972
                                          --------------------------
           Total stockholders' equity       21,050,512    17,425,908
Commitments and contingencies (note 12)              -             -
                                          --------------------------
        Total liabilities and
         stockholders' equity             $324,968,445  $252,980,560
                                          ==========================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Years ended December 31,
                                         --------------------------------------
                                             1996          1995          1994
                                         --------------------------------------
Interest income:
     Interest and fees on loans and
      leases                              $23,322,817  $18,261,973  $13,686,844
     Interest on marketable securities:
          Taxable                           2,015,497    1,908,463    1,704,436
          Nontaxable                          197,736      135,693       79,172
     Federal funds sold                       145,246      386,619      153,087
                                         --------------------------------------
               Total interest income       25,681,296   20,692,748   15,623,539
Interest expense:
     Deposits                               8,375,055    6,415,153    4,021,900
     Short- term borrowings                   855,443      533,903      155,018
     Long-term debt and capital leases        386,120      436,395      489,562
                                         --------------------------------------
          Total interest expense            9,616,618    7,385,451    4,666,480
                                         --------------------------------------
          Net interest income              16,064,678   13,307,297   10,957,059
Provision for loan and lease losses
 (note 4)                                   1,231,403      418,000      247,680
                                         --------------------------------------
          Net interest income after
           provision for loan and lease
           losses                          14,833,275   12,889,297   10,709,379
                                         --------------------------------------
Other income (loss):
     Service charges on deposit accounts    1,138,239      961,287      951,928
     Other banking service fees               926,864      319,968      200,085
     Loss from credit card processing
      operation (note 15)                           -   (1,208,000)    (158,000)
     Gain (loss) on call or sale of
      investment securities, net               10,156      (19,454)      (3,753)
     Other                                    859,258      421,336      556,369
                                         --------------------------------------
          Total other income                2,934,517      475,137    1,546,629
                                        ----------------------------------------
Other expenses:
     Salaries and employee benefits         6,388,350    4,898,453    4,001,356
     Occupancy                              1,854,447    1,352,888    1,186,773
     Data Processing                          698,228      202,965      199,338
     Credit Card Interchange                  504,179            -            -
     Equipment                              1,261,835      811,482      564,642
     Legal, accounting and consulting         454,090      403,634      434,308
     Marketing                                636,704      568,964      377,247
     Other real estate owned expenses          65,496       97,689      337,208
     FDIC insurance premiums                    2,000      199,169      359,220
     Amortization of intangibles              185,286      182,836      222,942
     Other                                  2,540,148    2,207,923    1,931,435
                                         --------------------------------------
          Total other expenses             14,590,763   10,926,003    9,614,469
                                         --------------------------------------

Income before income taxes and minority
 interest                                   3,177,029    2,438,431    2,641,539
Income tax expense (note 9)                 1,115,892      763,230      240,000
                                        ---------------------------------------
Income before minority interest             2,061,137    1,675,201    2,401,539
Minority interest in earnings of
 consolidated subsidiaries                          -            -      (10,478)
                                        ----------------------------------------
            Net income                    $ 2,061,137  $ 1,675,201  $ 2,391,061
                                        ========================================
Earnings per share (note 1):
     Earnings per common and common
      equivalent share                          $0.96        $0.82        $1.18
                                        ========================================
     Earnings per common share -
      assuming full dilution                    $0.88        $0.77        $1.06
                                        ========================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          Years ended December 31, 1996, 1995 and 1994
                                   ------------------------------------------------------------------------------------
                                                                                   Unrealized Gains
                                                                                     (Losses) on            Total
                                    Common Stock   Common Stock     Retained     Securities Available    Stockholders'
                                       Shares        Amount         Earnings            for Sale, Net       Equity
                                   ------------------------------------------------------------------------------------
Balance at December 31, 1993         1,962,067   $ 9,864,598       $3,807,193                -           $13,671,791

Net income                                   -             -        2,391,061                -             2,391,061
Dividends ($.064 per share)                  -             -         (125,572)               -              (125,572)
Net unrealized losses                        -             -                -         (163,544)             (163,544)
                                   ------------------------------------------------------------------------------------
Balance at December 31, 1994         1,962,067     9,864,598        6,072,682         (163,544)           15,773,736

Net income                                   -             -        1,675,201                -             1,675,201

Dividends ($0.154 per share)                 -             -         (302,545)               -              (302,545)

Net change in market value                   -             -                -          279,516               279,516
                                    --------------------------------------------------------------------------------
Balance at December 31, 1995         1,962,067     9,864,598        7,445,338          115,972            17,425,908

Net Income                                   -             -        2,061,137                -             2,061,137

Dividends ($0.20) per share                  -             -         (408,489)               -              (408,489)

Common shares issued from
exercise of options (note 10)           19,600        98,196                -                -                98,196

Common shares issued
pursuant to conversion of
subordinated debentures
(note 7)                               186,838     1,888,224                -                -             1,888,224

Common shares issued in
 employee benefit plan                   3,852        55,563                -                -                55,563

Net change in market value                   -             -                -          (70,027)              (70,027)
                                    ---------------------------------------------------------------------------------
Balance at December 31, 1996         2,172,357   $11,906,581       $9,097,986        $  45,945           $21,050,512
                                    =================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Years ended December 31,
                                                                                -------------------------------------------
                                                                                     1996           1995           1994
                                                                                -------------------------------------------
Operating activities:
   Net income                                                                    $  2,061,137   $  1,675,201   $  2,391,061
                                                                                -------------------------------------------
   Adjustments to reconcile net income
    to cash provided by operating activities:
   Provision for loan and lease losses                                              1,231,403        418,000        247,680
   Provision for decline in value of
    other real estate owned                                                            12,500         30,000        137,753
   Depreciation and amortization                                                    1,595,687      1,063,791        775,103
   Net (gain) loss on call or sales of investment securities                          (10,156)        19,454          3,753
   Gain on sale of loans                                                                    -              -        (69,498)
   Net loss on sale of premises and equipment                                               -              -         15,619
   Loss from credit card processing operation                                               -      1,208,000        158,000
   Net (gain) loss on sales of other real estate owned                                 20,294        (45,403)         7,143
   Minority interest in net income                                                          -              -        (80,531)
   Increase in accrued interest receivable                                           (557,115)      (515,006)      (370,641)
   (Increase) decrease in other assets, net                                            62,334     (1,723,658)      (491,767)
   Increase in other liabilities, net                                                 366,191        534,637         49,279
                                                                                -------------------------------------------
        Total adjustments                                                           2,721,138        989,815        381,893
                                                                                -------------------------------------------
        Net cash provided by operating activities                                   4,782,275      2,665,016      2,772,954
                                                                                -------------------------------------------
Cash flows from investing activities:
   Net increase in loans                                                          (68,626,889)   (33,537,346)   (31,242,718)
   Sales of loans                                                                           -              -      3,102,622
   Purchases of investment securities carried at amortized cost                   (14,877,176)   (20,049,734)    (6,949,100)
   Maturities of investment securities carried at amortized cost                   10,750,000     16,252,962      6,705,000
   Purchases of investment securities carried at market                            (6,243,339)    (9,461,536)    (3,461,561)
   Maturities of investment securities carried at market                            7,890,000      3,026,790        638,166
   Sales of investment securities available for sale                                  500,156      4,095,844      1,278,145
   Purchases of premises and equipment                                             (5,803,732)    (7,324,833)    (3,660,522)
   Sales of premises and equipment                                                  2,537,649              -              -
   Additions to other real estate owned                                              (245,312)      (244,770)      (592,303)
   Payments received on loans classified as other real estate owned                     1,518        265,082        333,663
   Proceeds from sale of other real estate owned                                      555,156        237,556        592,540
                                                                                --------------------------------------------
Net cash used in investing activities                                             (73,561,969)   (46,739,985)   (33,256,068)
                                                                                --------------------------------------------
Cash flows from financing activities:
   Net increase in interest-bearing deposits                                       48,494,253     40,561,347      6,315,984
   Net increase in noninterest-bearing deposits                                    10,012,202      4,837,675     17,121,157
   Net increase (decrease) in securities sold under repurchase
    agreements                                                                      5,015,042       (551,583)     7,577,321
   Common stock issued                                                                153,759              -              -
   Proceeds from Federal Home Loan Bank borrowings                                  8,970,000      5,000,000              -
   Payments on Federal Home Loan Bank borrowings                                   (4,000,000)    (5,000,000)             -
   Dividends paid                                                                    (408,489)      (302,545)      (125,572)
   Proceeds from long-term debt                                                             -        250,000              -
   Payments on long-term debt                                                         (32,407)      (126,896)      (109,837)
   Federal funds purchased, net                                                     1,500,000              -              -
                                                                                -------------------------------------------
Net cash provided by financing activities                                          69,704,360     44,667,998     30,779,053
                                                                                -------------------------------------------
   Increase in cash and cash equivalents                                              924,666        593,029        295,939
Cash and cash equivalents at beginning of year                                     14,787,266     14,194,237     13,898,298
                                                                                -------------------------------------------
Cash and cash equivalents at end of year                                         $ 15,711,932   $ 14,787,266   $ 14,194,237
                                                                                ===========================================

                                                                     (continued)

                        CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

                                                                              Years ended December 31,
                                                                          --------------------------------
                                                                            1996        1995        1994
                                                                          --------------------------------
Supplemental disclosure of additional noncash
 Investing and financing activities:

 Additions to other real estate owned in settlement of loans              $  988,783  $  203,420  $  251,238
 Additions to loans in settlement of other real estate owned                       -  $  425,219  $  247,500

 Issuance of common stock pursuant to conversion of
  subordinated debentures, net (note 7)                                   $1,888,224           -           -
                                                                          ==================================

Supplemental disclosure of cash flow information:
 Cash paid for interest                                                   $9,426,618  $6,928,861  $4,524,416
                                                                          ==================================
 Cash paid for income taxes                                               $1,010,000  $  925,000  $  660,000
                                                                          ==================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  ORGANIZATION, BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

First State Bancorporation ("FSBC") is a New Mexico-based holding company that is focused on New Mexico markets. In 1988, FSBC acquired First State Bank of Taos ("FSBT"), a state chartered bank with locations in Taos, Albuquerque, Santa Fe, Rio Rancho, Los Lunas, Bernalillo, Placitas, and Questa, New Mexico. In December 1993, FSBC acquired First State Bank of Santa Fe ("the Santa Fe Bank"), a state chartered bank located in Santa Fe, New Mexico. On June 5, 1994, the Santa Fe Bank was merged into FSBT. As a result of the merger, FSBC purchased the interest of the minority stockholders of the Santa Fe Bank. First State Bancorporation and its wholly owned subsidiary FSBT are collectively referred to as the Company.

In November 1993, the Company completed a common stock and convertible debenture offering. The proceeds received by the Company from the sale of the common stock and the convertible debentures were principally used to purchase the shares of the principal shareholders, Livingston & Company Southwest, L.P.

All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses and the valuation of real estate acquired in satisfaction of loans. In connection with the determination of the allowances for loan and lease losses and real estate owned, management obtains independent appraisals for significant properties.

Management believes that the estimates and assumptions it uses to prepare the financial statements, particularly as they relate to the allowances for losses on loans and leases and real estate owned, are adequate. However, future additions to these allowances may be necessary based on changes in economic conditions. Further, regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans and leases and real estate owned and may require the Company to recognize additions to these allowances based on their judgments about information available to them at the time of their examinations.

The Company's results of operations depend on its net interest income. The components of net interest income, interest income and interest expense, are affected by general economic conditions and by competition in the marketplace.

Interest rate risk arises from volatile interest rates and changes in the balance sheet mix. The Company maintains an asset/liability management policy that provides guidelines for controlling exposure to interest rate risk. The Company's policy is to control the exposure of its earnings to changing interest rates by generally maintaining a position within a narrow range around an "earnings neutral position," which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes.

(B)  INVESTMENT SECURITIES

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). FAS 115 requires that investment securities be classified in one of three categories and accounted for as follows: (i) debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost; (ii) debt and equity securities that are bought and held primarily for the purpose of selling them in the near term are classified as trading securities and carried at fair value, with unrealized gains and losses included in earnings; and (iii) debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities. These are securities which the Company will hold for an indefinite period of time and may be used as a part of the Company's asset/liability management strategy and may be sold in response to changes in interest rates, prepayments, or similar factors. Available for sale securities are carried at estimated market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of related deferred income taxes. Upon purchase of investment securities, management designates securities as either held to maturity or available for sale. The Company does not maintain a trading portfolio.

On November 15, 1995, the Financial Accounting Standards Board issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities ("the Guide")." The Guide allowed the Company to perform a one-time reassessment to determine the appropriateness of the categories in which securities were designated.

On December 31, 1995, pursuant to the Guide, the Company reclassified securities with an amortized cost of approximately $3,483,000, and an approximate market value of $3,594,000 from held to maturity to available for sale. In accordance with FAS 115, the unrealized appreciation, net of deferred income taxes, was recorded as unrealized gains on investment securities as a separate component of stockholders' equity. Sales of available for sale securities are recognized using the specific identification method.

(C)  LOANS, LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Interest on loans is recognized as income based upon the daily principal amount outstanding. Interest on nonaccrual loans is recognized as income when payments are received. When a loan is placed on nonaccrual, any uncollected interest accrued in the current year is charged against income, with prior years' accruals charged to the allowance for loan and lease losses. Interest accrued on loans is, in most instances, discontinued when a loan becomes 90 days past due and/or management believes the borrower's financial condition is such that collection of future principal and interest payments is doubtful. Loans are removed from nonaccrual status when they become current as to both principal and interest and concern no longer exists as to the collectibility of principal or interest.

Leases which meet the criteria to be classified as direct financing leases are carried at the gross investment in the lease less unearned income. Unearned income is recognized in a manner to produce a constant periodic rate of return. The gross investment in the lease includes the minimum lease payment due under the term of the lease, plus initial direct costs and the estimated residual value of the collateral underlying the lease. Initial direct costs are amortized using the level yield method. The value of unguaranteed residuals are reviewed periodically and any necessary adjustments are charged against operations. For leases which meet the operating lease criteria, income is recognized as rental payments are earned. The equipment leased under operating leases is carried as property and equipment at cost less accumulated depreciation. Depreciation expense is calculated using the straight-line method over the estimated useful life of the equipment, generally five years.

The allowance for loan and lease losses is that amount which, in management's judgment, is considered adequate to provide for potential losses in the loan and lease portfolios. Management's determination of the allowance for loan and lease losses is made with consideration of such factors as delinquencies, changing collateral values, previous charge-off experience, local and national economic conditions and other factors which, in management's opinion, deserve current recognition in the allowance.

First State Bank's loan portfolio is concentrated in Albuquerque, Santa Fe, Los Lunas, Rio Rancho and Taos, New Mexico. A significant portion of the loan portfolio is secured by real estate in those communities. Accordingly, the ultimate collectibility of First State Bank's loan portfolio is dependent upon real estate values in those markets.

Loan origination fees and certain direct loan origination costs are deferred and amortized to income over the contractual life of the loan using a method that approximates the interest method. Any unamortized balance of the deferred fees is recognized as income if the loans are sold, participated or repaid prior to maturity.

The Company adopted Statement of Financial Accounting Standards No. 114 and 118, "Accounting by Creditors for Impairment of a Loan" (FAS 114 and 118) as of January 1, 1995. The adoption of the standards did not have a significant impact on the Company.

(D)  PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the related assets.

(E)  INTANGIBLE ASSETS

The excess of cost over the fair value of the net assets of acquired banks is recorded as goodwill, which is amortized on a straight-line basis over a period of 15 years. Core deposit intangibles are amortized over a 10-year period using the straight-line method. At December 31, 1996 and 1995, unamortized core deposit intangibles included in other assets in the accompanying financial statements totaled $60,461 and $92,007, respectively.

The Company assesses the recoverability of goodwill and core-deposit intangibles by determining whether the amortization of the intangibles over their remaining lives can be recovered through projected undiscounted future results of operations.

(F)  OTHER REAL ESTATE OWNED

Other real estate owned consists of loan-related properties acquired through foreclosure and by deed-in-lieu of foreclosure.

Other real estate owned is carried at the lower of the investment in the related loan or fair value of the assets received. Fair value of such assets is determined based on independent appraisals minus estimated costs of disposition. Declines in value subsequent to acquisition are accounted for within the allowance for other real estate owned. Provisions for losses subsequent to acquisition, operating expenses, and gain or losses from sales of other real estate owned are charged or credited to other operating costs.

(G)  INCOME TAXES

The Company files a consolidated tax return with its wholly owned subsidiary. The Company uses the asset and liability method prescribed in the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS
109). Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(H)  STATEMENT OF CASH FLOWS

For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.

(I)  EARNINGS PER COMMON SHARE

Earnings per common and common equivalent share are computed by dividing net income applicable to common stock by the total of the weighted average number of common shares and the additional dilutive effect of stock options and warrants outstanding during the period. The dilutive effect of outstanding stock options and warrants is computed using the greater of the closing price or the average market price of the Company's common stock for the period. Earnings per common share, assuming full dilution, also include the dilution which would result if the convertible debentures outstanding during the period had been converted at the date of issuance in November 1993.

On November 20, 1995, the Company effected a 5-for-4 split of its common stock. All references to number of shares and per-share computations in the consolidated financial statements and notes have been retroactively restated to reflect the common stock split.

The number of shares used in the earnings per share computation are as follows:

                                                  Years ended December 31,
                                                 1996       1995       1994
                                               -------------------------------
Primary
     Average common shares outstanding         2,026,428  1,962,067  1,962,067

     Average common share equivalents            109,498     89,438     57,254
                                               -------------------------------
                                               2,135,926  2,051,505  2,019,321
                                               ===============================
Fully diluted

     Average common shares outstanding         2,026,428  1,962,067  1,962,067

     Average common share equivalents:

          Common stock options and warrants      136,351     97,752     57,254

          Convertible debentures                 503,574    547,619    547,619
                                               -------------------------------
                                               2,666,353  2,607,438  2,566,940
                                               ===============================

(J)  STOCK OPTIONS

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion NO. 25, "Accounting for Stock Issued to Employees, and related interpretations." As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (FAS 123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, FAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in FAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25. Had compensation cost for the Company's stock-based compensation plans been determined consistent with FAS 123, the Company's net income and net income per share for the year ended December 31, 1996, would have been substantially the same as reported.

(K) RECLASSIFICATIONS

Certain 1995 balances have been reclassified to conform to the 1996 presentation.

(L)  ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management does not expect that adoption of FAS 125 will have a material impact on the company's financial position, results of operations, or liquidity.

2.  CASH AND DUE FROM BANKS

First State Bank is required to maintain certain daily reserve balances on hand in accordance with Federal Reserve Board requirements. The consolidated reserve balances maintained in accordance with such requirements were approximately $5,357,000 and $4,649,000 at December 31, 1996 and 1995, respectively.

3.  INVESTMENT SECURITIES

Following is a summary of amortized costs and approximate market values of investment securities:

                                                                       Gross        Gross
                                                       Amortized    unrealized   unrealized     Estimated
As of December 31, 1996                                  Cost         gains        losses     market value
                                                      -----------------------------------------------------
Obligations of the U.S. Treasury:
     Available for sale                                $ 6,972,191     $ 39,662      $ 3,093    $ 7,008,760
     Held to maturity                                    2,780,724       21,876            -      2,802,600
Obligations of U.S. government agencies:
     Available for sale                                 12,463,885       60,400       27,355     12,496,930
     Held to maturity                                   13,497,297       36,000       47,625     13,485,672
Obligations of states and political subdivisions -
     Held to maturity                                    3,269,412       39,810          547      3,308,675
Federal Home Loan Bank stock                             1,231,500            -            -      1,231,500
Federal Reserve Bank stock                                 310,950            -            -        310,950
                                                      -----------------------------------------------------
                                                       $40,525,959     $197,748      $78,620    $40,645,087
                                                      =====================================================
As of December 31, 1995                               _____________________________________________________
Obligations of the U.S. Treasury:
     Available for sale                                $ 1,980,023     $ 16,910      $ 2,868    $ 1,994,065
     Held to maturity                                    3,673,297       34,676            -      3,707,973
Obligations of U.S. government agencies:
     Available for sale                                 14,461,975      168,375        6,700     14,623,650
     Held to maturity                                   13,494,429      101,107       28,976     13,566,560
Obligations of states and political subdivisions -
     Held to maturity                                    4,004,020       68,871        2,429      4,070,462
Federal Home Loan Bank stock                               613,100            -            -        613,100
Federal Reserve Bank stock                                 273,450            -            -        273,450
                                                      -----------------------------------------------------
                                                       $38,500,294     $389,939      $40,973    $38,849,260
                                                      =====================================================

The amortized cost and estimated market value of investment securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                   Amortized                    Estimated
                                                      Cost                      Market Value
                                        -----------------------------------------------------
Within one year:
     Available for sale                                      -                             -
     Held to maturity                              $ 2,199,647                   $ 2,200,596
One through five years:
     Available for sale                             16,444,672                    16,531,625
     Held to maturity                               15,058,414                    15,079,550
Five through ten years:
     Available for sale                              1,994,254                     1,989,065
     Held to maturity                                1,099,372                     1,121,782
After ten years:
     Available for sale                                997,150                       985,000
     Held to maturity                                1,190,000                     1,195,019
Federal Reserve stock                                  310,950                       310,950
Federal Home Loan Bank stock                         1,231,500                     1,231,500
                                        -----------------------------------------------------
          Total                                    $40,525,959                   $40,645,087
                                        =====================================================

Marketable securities with an amortized cost of approximately $34,685,000 and $24,390,000 were pledged to collateralize deposits as required by law and for other purposes at December 31, 1996 and 1995, respectively.

Proceeds from sales of investments in debt securities for the years ended December 31, were $500,156 in 1996, $4,095,844 in 1995 and $1,278,146 in 1994.
Gross losses realized were zero in 1996, $26,997 in 1995 and $3,753 in 1994. Gross gains realized were $156 in 1996, $7,543 in 1995 and zero in 1994.

4.  LOANS AND LEASES

Following is a summary of loans and leases by major categories:


As of December 31,                                 1996               1995
                                             ---------------------------------
Commercial                                    $ 36,578,045        $23,204,781
Consumer and other                              13,238,944         10,091,600
Lease financing                                 16,658,963                  -
Real estate - mortgage                         148,712,636        115,640,653
Real estate - construction                      35,737,435         34,922,736
                                             ---------------------------------
                                              $250,926,023       $183,859,770
                                             =================================

Future minimum lease receivable under noncancellable leasing arrangements as of December 31, 1996 are as follows:

                                            Direct Financing       Operating
                                                 Leases              Leases
                                           ------------------------------------
Years ending December 31:
1997                                          $  4,706,704         $  911,387
1998                                             4,601,372            861,244
1999                                             3,883,109            790,927
2000                                             3,096,316            730,475
2001                                             1,640,355            584,894
Thereafter                                         704,408                  -
                                           ------------------------------------
Net minimum future lease receipts             $ 18,632,264         $3,878,927
                                                            ===================
Less unearned income                            (3,595,644)
Unamortized initial indirect costs                 184,395
Estimated residual value                         1,437,948
                                           -----------------
Net investment in direct financing leases     $ 16,658,963
                                           =================

Following is a summary of changes to the allowance for loan and lease losses:

Years ended December 31,              1996            1995          1994
                                 -----------------------------------------------
Balance at beginning of year       $1,850,605    $  1,467,954     $1,441,437
Provision charged to operations     1,231,403         418,000        247,680
Loans charged off                    (753,512)       (345,459)      (437,378)
Recoveries                            181,659         310,110        216,215
                                 -----------------------------------------------
Balance at end of year             $2,510,155    $  1,850,605     $1,467,954
                                 ===============================================

The Company adopted the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," effective January 1, 1995. Prior periods have not been restated. All loans have been evaluated for collectibility under the provisions of these statements.

The recorded investment in loans for which an impairment has been recognized were $1,057,802 at December 31, 1996 and $1,730,483 at December 31, 1995. The
average investment in loans for which impairment has been recognized was $1,294,000 in 1996. The allowance for loan losses related to these loans were zero at December 31, 1996 and $135,583 at December 31, 1995.

The allowance for impaired loans is included in the allowance for loan and lease losses. Interest income of $18,293 was recognized on impaired loans during 1996. No interest income was recognized on impaired loans during 1995.

Loans on which the accrual of interest has been discontinued amounted to $946,408, $1,807,601 and $64,828 at December 31, 1996, 1995 and 1994,
respectively. If interest on such loans had been accrued, such income would have been approximately $12,000 in 1996, $98,000 in 1995 and $800 in 1994.
Actual interest income on those loans, which is recorded only when received, amounted to zero in 1996, 1995 and 1994.

Activity during 1996 and 1995 regarding outstanding loans to certain related-party loan customers of the subsidiary bank's (executive officers, directors and principal shareholders of First State Bank including their families and companies in which they are principal owners) was as follows:

                                                                 1996           1995
                                                       ----------------------------------
Balance at beginning of year                                 $ 1,495,355    $ 2,779,317
Advances                                                         858,845      3,133,028
Loans to parties no longer related                                     -     (1,833,955)
Repayments                                                      (408,081)    (2,583,035)
                                                       ----------------------------------
Balance at December 31                                       $ 1,946,119    $ 1,495,355
                                                       ==================================

5.  PREMISES AND EQUIPMENT

Following is a summary of premises and equipment, at cost:

                                                       Estimated Useful
As of December 31,                                       life (years)                1996                 1995
                                                  ----------------------------------------------------------------
Land                                                                  -           $ 1,389,490         $ 2,432,185
Building and leasehold improvements                               15-30             7,267,468           8,706,747
               Equipment                                              5             5,060,522           3,474,327
Equipment subject to operating lease
financing                                                           3-5             4,017,468                   -
Assets under capital leases                                           5                78,781              78,781
                                                                        ------------------------------------------
                                                                                   17,813,729          14,692,040
    Less accumulated depreciation and
               amortization                                                        (4,254,894)         (3,040,022)
                                                                        ------------------------------------------
                                                                                  $13,558,835         $11,652,018
                                                                        ==========================================

Depreciation and amortization expense on premises and equipment in 1996, 1995 and 1994 was $1,331,147, $822,344 and $670,897, respectively.

During 1996, the Company entered into two agreements for the sale and lease back of two bank branch facilities totaling $2,563,500. The leases are classified as operating leases in accordance with Statement of Financial Accounting Standards No. 13 as amended. The net book value of the premises was removed from the consolidated balance sheet and a gain of approximately $13,000 was deferred and is being recognized as an adjustment to rent expense over the term of the lease. The two leases have a lease term of fifteen years. The minimum lease payments total $255,000 in 1997, $255,000 in 1998, $255,000 in 1999, $255,000 in 2000,
$255,000 in 2001 and $2,420,000 thereafter. Rent expense under these leases was $130,400 in 1996.

6. DEPOSITS

Following is a summary of interest-bearing deposits:

  As of December 31,                                  1996          1995
                                              ---------------------------------
  Interest-bearing checking accounts              $ 49,245,938  $ 49,289,474

  Money market savings                              32,811,455    24,257,612

  Regular savings                                   16,081,190    15,352,403

  Time:

     Denominations $100,000 and over                52,751,491    28,732,839

     Denominations under $100,000                   74,424,402    59,187,895
                                              ---------------------------------
                                                  $225,314,476  $176,820,223
                                              =================================

7. BORROWINGS

SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

Securities sold under agreements to repurchase are comprised of customer deposit agreements with overnight maturities. The obligations are not federally insured but are collateralized by a security interest in U.S. Treasury or U.S. government agency securities. These securities are segregated and safekept by third-party banks. These securities had a market value of $15,916,000 and $10,731,000, at December 31, 1996 and 1995, respectively.

Securities sold under agreement to repurchase are summarized as follows:

Years ended December 31,

                                                        1996         1995
                                                    ------------  -----------
 Balance                                             $13,928,515   $8,913,474
 Weighted average interest rate                             5.34%        5.25%
 Maximum amount outstanding at any month end          13,928,516    9,622,511
 Average balance outstanding during the period        11,843,000    8,375,000
 Weighted average interest rate during the period           4.74%        5.20%

SUBORDINATED DEBENTURES

The convertible debentures issued November 10, 1993, had an outstanding balance of $3,788,000 and $5,750,000 at December 31, 1996 and 1995, respectively.
Interest on the convertible debentures accrues from the date of issuance and is payable semiannually on May 1 and November 1 of each year at a rate of 7.00 percent per annum. The convertible debentures mature on November 10, 2003, subject to prior redemption or exchange. The convertible debentures are subordinated to all present and future senior indebtedness. Only capital stock of the Company (common or preferred) is junior to the convertible debentures.

The convertible debentures may be redeemed at the option of the Company, in whole or in part, at a redemption value of 101 percent of the outstanding principal amount plus accrued interest. The redemption value decreases one percent each succeeding November 1 until reaching 100 percent in 1997.

If necessary to meet regulatory capital requirements, the Company may require the holders of the convertible debentures to exchange all of the convertible debentures for convertible preferred stock at a rate of one share of convertible preferred stock for each $25 in principal amount of convertible debentures.

The holders of the convertible debentures are entitled at any time up to and including November 1, 2003, subject to prior redemption or exchange, to convert the principal amount into shares of common stock at a conversion price of $10.50 per share subject to adjustment in certain events, including (i) the issuance of capital stock of the Company as a dividend or distribution on the common stock;
(ii) subdivisions, combinations or reclassifications of the common stock; (iii) the issuance to all holders of common stock of certain rights or warrants entitling them to subscribe for common stock at a price per share less than the then current market price; or (iv) the distribution to all holders of common stock of assets or debt securities of the Company or rights or warrants to purchase securities of the Company. In 1996, debentures totaling $1,962,000 were converted into 186,838 shares of common stock.

FEDERAL HOME LOAN BANK ADVANCES

First State Bank has a note payable to the Federal Home Loan Bank of Dallas included in long-term debt, dated January 30, 1995, with an outstanding balance of $218,119 and $236,103 at December 31, 1996, and 1995, respectively. The note is payable in monthly installments of principal and interest at 8.26% through February 1, 2005.

First State Bank has a Federal Home Loan Bank advance with a balance of $4,000,000 at December 31, 1996. The advance has a final maturity of April 23, 2003, but is prepayable, in whole or in part monthly. The advance bears interest based on the one month LIBOR index plus 0.21%, 5.86% at December 31, 1996.

First State Bank has a Federal Home Loan Bank advance with a balance of $970,000 at December 31,1996, secured by a U.S. Treasury security with an estimated market value of $977,000. The advance has an eight-day term maturing January 7, 1997, and bears interest at 5.61%.

The maximum amount of Federal Home Loan Bank advances outstanding during 1996 was $8,000,000 and the weighted average interest rate paid for these advances was 5.74% , with an average outstanding balance of $4,283,000.

8.  LEASES

First State Bank leases certain of its premises and equipment under noncancelable operating leases from unrelated parties. Rent expense for the years ended December 31, 1996, 1995 and 1994 totaled approximately $829,000, $529,000 and $417,000, respectively. Minimum future payments under these leases at December 31, 1996 are as follows:

     Years ending December 31,
   1997                                                $1,026,609
   1998                                                 1,021,932
   1999                                                   715,226
   2000                                                   676,750
   2001                                                   638,049
   2002 and beyond                                      5,797,999
                                                  ------------------
                                                       $9,876,565
                                                  ==================

9.  INCOME TAXES

Federal income tax expense (benefit) consisted of the following:

Years ended December 31,                                1996         1995        1994
                                            ----------------------------------------------------
Current                                              $1,124,780   $1,013,725   $ 508,100

Deferred                                                 (8,888)    (250,495)   (268,100)
                                            ----------------------------------------------------
Total expense                                        $1,115,892   $  763,230   $ 240,000
                                            ====================================================

Actual income tax expense from continuing operations differs from the "expected" tax expense for 1996, 1995 and 1994 (computed by applying the U.S. federal corporate tax rate of 34 percent to income from continuing operations before income taxes) as follows:

                                                                      Years ended December 31,
                                                                   1996         1995        1994
                                                            -------------------------------------------
Computed "expected" tax expense                                 $1,080,000   $ 829,000   $ 898,000
Increase (reduction) in income taxes resulting from:
     Tax-exempt interest                                           (76,000)    (62,000)    (57,000)
     Amortization of intangibles                                    92,000      96,000      75,800
     Utilization of operating loss carryforwards and credits             -           -    (377,000)
     Change in valuation allowance for deferred tax assets        (120,000)   (132,466)   (341,534)
     Other                                                         139,582      32,696      41,734
                                                            -------------------------------------------
Total income tax expense                                        $1,115,892   $ 763,230   $ 240,000
                                                            ===========================================

Elements of deferred income tax assets and liabilities are as follows:

As of December 31,                                                1996       1995
                                                           -----------------------------
Deferred tax assets:
     Allowance for loan losses                                  $592,424  $ 368,230
     Write-down of other real estate owned                        37,267     32,167
     Depreciation                                                 92,323     79,523
     Accrued expenses                                             17,000     17,000
     Deferred compensation expense                                31,618     20,244
     Alternative minimum tax credit carryforwards                      -     61,747
     Loss from abandonment of credit card operation                    -    316,200
     Other                                                        14,838     23,000
                                                           -----------------------------
          Total gross deferred tax assets                        785,470    918,111
          Less valuation allowance                                     -   (120,000)
                                                           -----------------------------
                                                                 785,470    798,111
Deferred tax liabilities:
     Deferred gains on sale of other real estate owned            17,987     39,516
     Tax effect of unrealized gains on investment securities      23,669     59,743
                                                           -----------------------------
          Total gross deferred tax liabilities                    41,656     99,259
                                                           -----------------------------
          Net deferred tax asset                                $743,814  $ 698,852
                                                           =============================

In order to fully realize the deferred tax asset on the Company's balance sheet at December 31, 1996, of $785,470, the Company will need to generate future taxable income of approximately $2,310,000. Based on the Company's historical and current pre-tax income, management believes it is more likely than not that the Company will realize the benefit of the temporary differences prior to the expiration of the carry-forward period and further believes that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate taxable income or any specific level of continuing taxable income.

10.  STOCKHOLDERS' EQUITY

At December 31, 1996, under terms of a stock option agreement, an officer of First State Bank has an outstanding option to purchase 50,113 common shares of the Company at a price of $5.01 per share. The options may be exercised at any time and expire on October 12, 2003. During 1996, the officer exercised 19,600 options for a total of $98,196.

Effective October 5, 1993, the Company adopted the First State Bancorporation 1993 Stock Option Plan, which provides for the granting of options to purchase up to 225,000 shares of the Company common stock. Exercise dates and prices for the options are set by a committee of the Board of Directors. The plan also provides that options other than those qualifying as incentive stock options may be granted. On November 2, 1993, three officers and one consultant, who is also a director of the Company, were granted 150,000 options at a price of $8.40 per share. On December 12, 1994, eleven officers were granted 13,750 options at a price of $8.40 per share. On December 29, 1995, twenty officers were granted 35,000 options at a price of $8.40 per share. Compensation expense of $33,453 and $59,542 was recognized pursuant to the grant of options in 1996 and 1995, respectively. Vesting of these options is 20 percent at the date of grant and 20 percent per year thereafter until fully vested. At December 31, 1996, the vested portion of these options totaled 142,250 shares.

On October 25, 1996, the Board of Directors approved a shareholder protection rights agreement to protect the shareholders of the Company from abusive or unfair take-over practices. The terms of the agreement provide one right for each share of common stock held. The rights become exercisable only if a person or a group accumulates ten percent or more of the Company's common shares. The Company would be entitled to redeem the rights for $0.01 per right until the tenth day following a public announcement of an acquisition of 10% of its common shares. The rights expire on October 25, 2006.

On October 25, 1996, the Board of Directors approved a dividend reinvestment plan. The plan allows any shareholder of record of 300 shares of common stock to reinvest dividends on those shares in common shares issued by the Company pursuant to the plan. Holders of 300 or more shares may also acquire shares from the Company through the plan in an amount not to exceed $30,000 quarterly.

In connection with the common stock and convertible debenture offering, the Company sold to the underwriter for $100 a five-year warrant to purchase 48,125 shares of common stock. The warrant is exercisable at $10.50 per share of common stock of the Company. The warrants expire November 1, 1998.

Bank regulations specify the level of dividends that can be paid by First State Bank. As of January 1, 1997, First State Bank had approximately $3,500,000 in retained earnings which was available for the payment of dividends to the Company subject to regulatory capital requirements. Future dividend payments will be dependent upon the level of earnings generated by First State Bank and/or regulatory restrictions, if any.

Payment of dividends, subsequent to January 1, 1993, to the Company's stockholders is limited by the convertible debenture indenture to amounts not to exceed the sum of: (a) 75 percent of the Company's net income, plus (b) 75 percent of the net proceeds received by the Company from equity securities issued, excluding the November 1993 offering.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in regulations) to risk-weighted assets, and of Tier I capital, and of Tier I capital to total assets. Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the Federal Reserve Bank of Kansas City categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                          For capital adequacy     To be considered well
                                                     Actual                      purposes               capitalized
As of December 31, 1996                      --------------------        ----------------------    --------------------
                                             Amount         Ratio        Amount            Ratio   Amount         Ratio
                                             ------         -----        ------            -----   ------         -----
                                                                        (Dollars in thousands)
Total capital to risk weighted assets:
     Consolidated                            $22,418         8.3%        $21,530            8.0%   $26,912         10.0%
     Bank subsidiary                          24,975         9.3%         21,483            8.0%    26,841         10.0%

Tier I capital to risk weighted assets:
     Consolidated                             19,941         7.4%         10,764            4.0%    16,146          6.0%
     Bank subsidiary                          22,498         8.4%         10,739            4.0%    16,108          6.0%

Tier I capital to total assets:
     Consolidated                             19,941         6.1%         12,990            4.0%    16,238          5.0%
     Bank subsidiary                          22,498         6.9%         12,911            4.0%    16,139          5.0%

                                                                          For capital adequacy     To be considered well
                                                     Actual                      purposes               capitalized
                                             --------------------        ----------------------    --------------------
As of December 31, 1996                      Amount         Ratio        Amount            Ratio   Amount         Ratio
                                             ------         -----        ------            -----   ------         -----
                                                                          (Dollars in thousands)
Total capital to risk weighted assets:
     Consolidated                            $17,871         8.7%        $16,433            8.0%   $20,541         10.0%
     Bank subsidiary                          20,502        10.0%         16,401            8.0%    20,502         10.0%

Tier I capital to risk weighted assets:
     Consolidated                             16,020         7.8%          8,215            4.0%    12,323          6.0%
     Bank subsidiary                          18,651         9.0%          8,198            4.0%    12,297          6.0%

Tier I capital to total assets:
      Consolidated                            16,020         6.8%          9,423            4.0%    11,779          5.0%
      Bank subsidiary                         18,651         7.4%         10,081            4.0%    12,602          5.0%

11.  EMPLOYEE BENEFIT PLANS

Effective January 1, 1991, First State Bank adopted an employee tax-sheltered savings plan for substantially all full-time employees which provides a mandatory 50% matching by First State Bank of employee contributions up to a maximum of 6 percent of gross annual wages. Full vesting occurs after three years. Contributions to the plan totaled $105,788 in 1996, $70,391 in 1995 and $53,178 in 1994.

12.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, various commitments and contingent liabilities are outstanding, such as standby letters of credit and commitments to extend credit. These financial instruments with off balance-sheet risk are not reflected in the financial statements. Financial instruments with off balance-sheet risk involve elements of credit risk, interest rate risk, liquidity risk and market risk. Management does not anticipate any significant losses as a result of these transactions.

The following table summarizes these financial instruments:

   As of December 31,                 1996         1995
                                 ---------------------------
   Commitments to extend credit    $46,883,000  $41,570,000

   Standby letters of credit         1,417,000    1,405,000

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank controls the credit risk of these transactions through credit approvals, limits, and monitoring procedures.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Bank evaluates each customer's creditworthiness on a case-by-case basis.
The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

In the normal course of business, the Company is involved in various legal matters. After consultation with legal counsel, management does not believe the outcome of these legal matters will have an adverse impact on the Company's financial position.

13.  CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

The assets of the Company, as parent company, consist primarily of the investment in its subsidiary bank and the parent company's marketable securities portfolio. The primary sources of the parent company's cash revenues are dividends from its subsidiary bank along with interest received from the marketable securities portfolio. This cash revenue is the source of funds for payment of interest on the convertible debentures issued by the parent company. Following are condensed financial statements of the parent company for December 31:

CONDENSED STATEMENTS OF CONDITION

As of December 31,                                                                1996      1995
                                                                            -----------------------
                                                                            (Dollars in thousands)
ASSETS:
  Cash and due from banks                                                        $ 1,180   $ 1,078
  Securities available for sale                                                        -     2,000
  Investment in subsidiary                                                        23,104    19,263
  Goodwill                                                                           384       416
  Deferred tax asset                                                                  32       343
  Other assets                                                                       279       398
                                                                            -----------------------
     Total assets                                                                $24,979   $23,498
                                                                            =======================
LIABILITIES AND EQUITY CAPITAL:
   Liabilities - accounts payable and accrued expenses                           $   141   $   124
   Estimated liabilities for credit card processing operation                          -       198
   Convertible debentures                                                          3,788     5,750
   Equity capital                                                                 21,050    17,426
                                                                            -----------------------
     Total liabilities and equity capital                                        $24,979   $23,498
                                                                            =======================

CONDENSED STATEMENTS OF OPERATIONS

Years ended December 31,                                                1996       1995      1994
                                                                 ----------------------------------
                                                                          (Dollars in thousands)
Income:
   Cash dividends from subsidiaries                                    $     -   $     -   $     -
   Loss from credit card processing operation                                -    (1,208)     (158)
   Other income                                                             67       176       203
                                                                 ----------------------------------
     Total income (loss)                                                    67    (1,032)       45
                                                                 ----------------------------------

Expenses:
   Interest expense                                                        362       405       408
   Amortization                                                            158       176       176
   Legal                                                                    57        56        78
   Consulting                                                               65        62        54
   Other                                                                   173       255        28
                                                                 ----------------------------------
     Total expense                                                         815       954       744
                                                                 ----------------------------------

Loss before income taxes and undistributed income of bank
 subsidiary                                                               (748)   (1,986)     (699)

Income tax benefit                                                         148       596       228
Undistributed income of bank subsidiary                                  2,661     3,065     2,862
                                                                 ----------------------------------
Net Income                                                             $ 2,061   $ 1,675   $ 2,391
                                                                 ==================================

 CONDENSED STATEMENTS OF CASH FLOWS                                                 1996              1995                1994
                                                                              ---------------------------------------------------
     Years ended December 31,                                                                 (Dollars in thousands)
Cash flows from operating activities:
  Net income                                                                      $ 2,061             $ 1,675            $ 2,391
                                                                              ---------------------------------------------------
  Adjustments to reconcile net income to cash used by
   operations:
     Amortization of goodwill                                                          32                  32                 33
     Undistributed income of bank subsidiaries                                     (2,661)             (3,064)            (3,020)
     Loss from investment in credit card operation                                      -               1,208                158
    (Increase) decrease in other assets                                               356                (255)               186
     Increase (decrease) in other liabilities, net                                   (181)                121                 35
                                                                              ---------------------------------------------------
       Total adjustments                                                           (2,454)             (1,958)            (2,608)
                                                                              ---------------------------------------------------
       Net cash used by operating activities                                         (393)               (283)              (217)
Cash flows from investing activities:
  Sale of investment securities                                                         -               3,998                496
  Maturity of investment securities                                                 2,000               1,000                500
  Purchase of investment securities                                                     -              (2,494)              (483)
                                                                              ---------------------------------------------------
       Net cash provided by investing activities                                    2,000               2,504                513
                                                                              ---------------------------------------------------
Cash flows from financing activities:
  Common stock issued                                                                 154                   -                  -
  Capital contributions to subsidiary bank                                         (1,250)               (500)              (500)
  Contributions and loans to credit card processing                                     -                (523)              (650)
   operation
  Dividends paid                                                                     (409)               (303)              (126)
                                                                              ---------------------------------------------------
       Net cash used by financing activities                                       (1,505)             (1,326)            (1,276)
                                                                              ---------------------------------------------------
Increase in cash and due from banks                                                   102                 895               (980)
Cash and due from banks at beginning of year                                        1,078                 183              1,163
                                                                              ---------------------------------------------------
Cash and due from banks at end of year                                            $ 1,180             $ 1,078            $   183
                                                                              ===================================================

14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (FAS 107), requires disclosure of current fair value of all financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. FAS 107 defines fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale.

Financial instruments are defined as cash, evidence of ownership in an entity, or a contract that both imposes on one entity a contractual obligation: (1) to deliver cash or another financial instrument to a second entity, or (2) to exchange other financial instruments on potentially unfavorable terms with a second entity and conveys to the second entity a contractual right: (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity.

Fair value estimates are made at a specific point in time based on available relevant market information about the financial instrument. However, a significant portion of the Company's financial instruments, such as commercial real estate loans, do not currently have an active marketplace in which they can be readily sold or purchased to determine fair value. Consequently, fair value estimates for those financial instruments are based on assumptions made by management regarding the financial instrument's credit risk characteristics, prevailing interest rates, future estimated cash flows, expected loss experience, current and future economic conditions and other factors which affect fair value. As a result, these fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore, cannot be determined with precision. Accordingly, changes in management's assumptions could cause the fair value estimates to deviate substantially. Further, these estimates do not reflect any additional premium or discount that could result from offering for sale, at one time, the Company's entire holdings of a particular financial instrument or any estimated transaction costs. Lastly, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in the estimates.

The carrying values and estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                                             1996                                 1995
                                                              --------------------------------------------------------------------
                                                                 Carrying                           Carrying
                                                                  amount         Fair value          amount           Fair value
                                                              --------------------------------------------------------------------
                                                                                       (Dollars in thousands)
   Financial assets:
     Cash and due from banks                                      $ 15,712         $ 15,712           $ 14,787          $ 14,787
     Marketable securities available for sale                       21,048           21,048             17,504            17,504
     Marketable securities held to maturity                         19,547           19,597             21,172            21,345
     Loans, net                                                    250,926          250,503            182,009           182,898
     Accrued interest receivable                                     2,002            2,002              1,960             1,960
   Financial liabilities:
     Deposits                                                      277,353          278,000            218,846           219,705
     Securities sold under repurchase agreements                    13,929           13,929              8,913             8,913
     Long-term debt                                                  4,006            4,043              5,986             6,101
     Federal Home Loan Bank advances                                 4,970            4,970                  -                 -

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and due from banks
Carrying value approximates fair value since these instruments are payable on demand and do not present credit concerns.

Federal funds sold and interest-bearing deposits with banks
Carrying value approximates fair value since these instruments have short-term maturities and do not present credit concerns.

Marketable securities available for sale and held to maturity
The estimated fair value of securities available for sale and held to maturity is based on independent dealer quotations or published market price bid quotes.

Loans, net
The estimated fair value of the loan portfolio is calculated by discounting scheduled cash flows over the estimated maturity of loans using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or repricing terms. Credit risk is accounted for through a reduction of contractual cash flows by loss estimates of classified loans and as a component of the discount rate.

Accrued interest receivable
Carrying value of interest receivable approximates fair value, since these instruments have short-term maturities.

Deposits
The estimated fair value of deposits with no stated maturity, such as demand deposits, savings accounts and money market deposits, approximates the amounts payable on demand at December 31, 1996 and 1995. The fair value of fixed maturity certificates of deposit is estimated by discounting the future contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

Securities sold under repurchase agreements
The estimated fair value of securities sold under repurchase agreements, which reset frequently to market interest rates, approximate fair value.

Long-term debt
Long-term debt consists primarily of subordinated debentures which are callable at the Company's option; their fair value is therefore considered to be their call price.

Federal Home Loan Bank Advances
Federal Home Loan Bank advances reprice at least monthly; accordingly their carrying value is considered to approximate their fair value.

Off Balance-Sheet Items
The estimated fair values of the Company's off balance-sheet items are not material to the fair value of financial instruments included in the statement of financial condition. Rates currently available to the Company and subsidiary for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

15. CREDIT CARD PROCESSING OPERATION As of December 31, 1995, the Company decided to abandon its 48% limited partnership investment in Credit Card Services, Ltd. (CCS), effective April 1, 1996. CCS is a credit card processing operation located in Henderson, Nevada. The Company's initial investment in CCS was made in June 1994. The loss from abandonment includes the Company's limited partnership investment, loans to the partnership and commitments for advances to the partnership. The following is a summary of the loss from CCS:

Years ended December 31,                                          1995                 1994
                                                      ---------------------------------------
Equity in losses from operations                               $  278,000           $158,000

Loss from abandonment of limited partnership interest          $  930,000                  -
                                                      ---------------------------------------
                                                               $1,208,000           $158,000
                                                      =======================================