Form 10QSB
period 1997-03-31
FIRST STATE BANCORPORATION
filed 1997-05-13
CIK 897861

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1997.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ______________.

COMMISSION FILE NUMBER 22-25144


                          FIRST STATE BANCORPORATION
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

      NEW MEXICO                                        85-0366665
(STATE OF INCORPORATION)                             (IRS EMPLOYER
                                                      IDENTIFICATION NO.)

        111 LOMAS AVENUE N.W.
       ALBUQUERQUE, NEW MEXICO                             87102
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


                                (505) 241-7500
                          (ISSUER'S TELEPHONE NUMBER)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes XX  No
    --     --

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,553,388 shares of common stock, no par value, outstanding as of May 7, 1997.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(Check One):
Yes       No  XX
    ----     ----

                          FIRST STATE BANCORPORATION


                                                                        Page
                                                                        ----
                         PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements                                           1

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      5


                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                             None

Item 2.   Changes in Securities                                         None

Item 3.   Defaults Upon Senior Securities                               None

Item 4.   Submission of Matters to a Vote of Security Holders           None

Item 5.   Other Information                                             None

Item 6.   Exhibits and Reports on Form 8-K                              None

          SIGNATURES                                                     7

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   FIRST STATE BANCORPORATION AND SUBSIDIARY
                     Consolidated Condensed Balance Sheets
                                  (unaudited)

                                                                                       March 31     December 31
                                      Assets                                             1997           1996
                                      ------                                             ----           ----
Cash and due from banks                                                              $ 19,791,278   $ 15,711,932
Federal funds sold                                                                        710,000              -
                                                                                     ---------------------------
     Total cash and cash equivalents                                                   20,501,278     15,711,932
Investment securities:
    Held to maturity (at amortized cost, market value of $16,739,000 at
       March 31, 1997, and $19,597,000 at December 31, 1996)                           16,850,535     19,547,433
    Available for sale (at market, amortized cost of $32,603,000 at
       March 31, 1997, and $20,979,000 at December 31, 1996)                           32,386,238     21,048,140
                                                                                     ---------------------------
       Total Investments                                                               49,236,773     40,595,573
                                                                                     ---------------------------
Loans and leases net of unearned interest                                             262,210,186    250,926,023
  Less allowance for loan and lease losses                                              2,720,180      2,510,155
                                                                                     ---------------------------
      Net loans and leases                                                            259,490,006    248,415,868
Other assets                                                                           21,513,314     20,245,072
                                                                                     ---------------------------
       Total assets                                                                   350,741,371    324,968,445
                                                                                     ===========================

                     Liabilities and Stockholders' Equity
                     ------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing                                                              $ 58,154,089   $ 52,038,847
    Interest-bearing                                                                  248,892,054    225,314,476
                                                                                     ---------------------------
       Total deposits                                                                 307,046,143    277,353,323
  Other liabilities                                                                    21,767,193     26,564,610
                                                                                     ---------------------------
       Total liabilities                                                              328,813,336    303,917,933

Stockholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized, none
   issued or outstanding                                                                        -              -

Common stock, no par value, 4,000,000 shares authorized, issued and outstanding 2,227,332 at March 31, 1997 and 2,172,357 at December 31,
 1996                                                                                  12,373,541     11,906,581

Retained earnings                                                                       9,697,598      9,097,986
Unrealized (losses) gains on investment securities available for sale                    (143,104)        45,945
                                                                                     ---------------------------
       Total stockholders' equity                                                      21,928,035     21,050,512
                                                                                     ---------------------------
       Total liabilities and stockholders' equity                                    $350,741,371   $324,968,445
                                                                                     ===========================
Book value per share                                                                        $9.98          $9.69
                                                                                     ===========================
Tangible book value per share                                                               $9.63          $9.26
                                                                                     ===========================


See accompanying notes to consolidated condensed financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY
                Consolidated Condensed Statements of Operations
              For the three months ended March 31, 1997, and 1996
                                  (unaudited)

                                                                              1997        1996
                                                                           ----------------------
Interest Income:
 Interest and fees on loans and leases                                     $6,488,162  $5,211,186
 Interest on investment securities:
    Taxable                                                                   654,511     480,231
    Nontaxable                                                                 43,489      53,568
    Federal funds sold                                                         25,191      65,808
                                                                           ----------------------
      Total interest income                                                 7,211,353   5,810,793
                                                                           ----------------------
Interest expense:
  Deposits                                                                  2,526,453   1,926,991
  Short-term borrowings                                                       200,709     116,885
  Long-term debt and capital lease                                             71,302     106,972
                                                                           ----------------------
    Total interest expense                                                  2,798,464   2,150,848
                                                                           ----------------------
         Net interest income before provision for loan and lease losses     4,412,889   3,659,945
    Provision for loan and lease losses                                       262,500     118,500
                                                                           ----------------------
         Net interest income after provision for loan and lease losses      4,150,389   3,541,445
                                                                           ----------------------
Other Income:
  Service charges on deposit accounts                                         317,811     260,173
  Other banking service fees                                                   31,785      41,766
  Credit card discount income                                                 246,485     116,527
  Operating lease income                                                      237,563           -
  Gain on sale or call of investment securities                                     -         156
  Other                                                                       143,966     188,181
                                                                           ----------------------
    Total other income                                                        977,610     606,803
                                                                           ----------------------
Other expenses:
   Salaries and employee benefits                                           1,737,114   1,447,504
  Occupancy                                                                   526,484     412,256
  Data Processing                                                             137,643     169,930
  Credit card interchange                                                     144,519      93,470
  Equipment                                                                   300,272     255,793
  Leased equipment depreciation                                               154,524           -
  Legal, accounting and consulting                                            107,835      79,570
  Marketing                                                                   194,517     161,089
  Other real estate owned expenses                                             60,349      11,020
  Amortization of intangibles                                                  49,828      47,236
  Other                                                                       671,803     727,392
                                                                           ----------------------
    Total other expenses                                                    4,084,888   3,405,260
                                                                           ----------------------
        Income before income taxes                                          1,043,111     742,988
Income tax expense                                                            333,539     238,393
                                                                           ----------------------
        Net income                                                         $  709,572  $  504,595
                                                                           ======================
Earnings per common and common equivalent share                                 $0.30       $0.24
                                                                           ======================
Earnings per common share-assuming full dilution                                $0.28       $0.22
                                                                           ======================
Dividends per common share                                                      $0.05       $0.05
                                                                           ======================

See accompanying notes to consolidated condensed financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY
                Consolidated Condensed Statements of Cash Flows
              For the three months ended March 31, 1997, and 1996
                                  (unaudited)

                                                                                1997           1996
                                                                            ---------------------------
Operating activities:
Net Income                                                                  $    709,572   $    504,595
                                                                            ---------------------------
Adjustments to reconcile net income to cash provide by operations:
    Provisions for loan and lease losses                                         262,500        118,500
    Provision for decline in value of other real estate owned                     21,300              -
    Depreciation and amortization                                                291,026        303,857
    Gain on call or sale of investment securities                                      -           (156)
    Increase (decrease) in accrued interest receivable                          (388,594)       132,661
    Increase in other assets, net                                               (985,475)      (243,159)
    Increase in other liabilities, net                                           638,232        359,446
                                                                            ---------------------------
      Total adjustments                                                          161,011        671,149
                                                                            ---------------------------
          Net cash provided by operating activities                              548,561      1,175,744
                                                                            ---------------------------
Cash flows from investing activities:
   Net increase in loans                                                     (11,430,216)   (17,772,350)
   Purchases of investment securities available for sale                     (11,617,368)    (3,151,600)
   Maturities of investment securities available for sale                              -      5,000,000
   Purchases of investment securities held to maturity                                 -     (2,500,000)
   Maturities of investment securities held to maturity                        2,700,000      5,110,000
   Sale of investment securities available for sale                                    -        500,156
   Purchases of premises and equipment                                           (25,803)      (511,732)
   Sales of other real estate owned                                                    -         68,417
   Additions to other real estate owned, net                                           -       (145,156)
                                                                            ---------------------------
         Net cash used in investing activities                               (20,373,387)   (13,402,265)
                                                                            ---------------------------
Cash flows from financing activities:
  Net increase in interest bearing deposits                                   23,577,578      8,798,034
  Net increase in noninterest bearing deposits                                 6,115,242      1,252,315
  Net increase (decrease) in securities sold under repurchase agreements      (2,606,573)       616,964
  Payments on Federal Home Loan Bank borrowings                                 (970,000)             -
  Payments on long-term debt                                                     (10,076)        (8,210)
  Federal funds purchased, net                                                (1,500,000)             -
  Common stock issued                                                            117,961         98,196
  Dividends paid                                                                (109,960)       (99,083)
                                                                            ---------------------------
         Net Cash provided by financing activities:                           24,614,172     10,658,216
                                                                            ---------------------------
   Increase (decrease) in cash and cash equivalents                            4,789,346     (1,568,305)
Cash and cash equivalents at beginning of period                              15,711,932     14,787,266
                                                                            ---------------------------
Cash and cash equivalents at end of period                                  $ 20,501,278   $ 13,218,961
                                                                            ===========================
Supplemental disclosure of noncash investing and financing activities:
    Additions to other real estate owned in settlement of loans             $     93,578   $    128,240
                                                                            ===========================
     Issuance of common stock upon conversion of subordinated debentures    $    349,000              -
                                                                            ===========================


See accompanying notes to consolidated condensed financial statement

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

All significant intercompany accounts and transactions have been eliminated. Information contained in the consolidated condensed financial statements and notes thereto of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

The number of shares used in the net income per share calculations at March 31, 1997, and 1996, are as follows:


                                                    For the three months ended
                                                  March 31, 1997  March 31, 1996
                                                  --------------  --------------
Earnings per common and common equivalent share       2,327,203       2,072,697
Earnings per common share-assuming full dilution      2,676,993       2,623,574

2.   CONVERTIBLE SUBORDINATED DEBENTURES

On April 30, 1997, the Company called for redemption its 7% Convertible Subordinated Debentures due November 3, 2003, with a balance of $3,439,000 at March 31, 1997. Prior to the redemption date, $3,424,000 principal amount of the debentures were converted into the Company's common stock at a conversion rate of $10.50 per share or 326,058 shares. The remaining $15,000 were redeemed at 101% of the original principal balance plus accrued interest.

On May 2, 1997, the Company completed an offering for $13,800,000 of 7.5% Convertible Subordinated Debentures due 2017. The debentures pay interest semi-annually on April 30 and October 30 until maturity, are convertible into the Company's common stock at $16.75 per share, are callable at the Company's option if the price of its common stock equals or exceeds 140% of the exercise price for at least 30 consecutive trading days without any premium or at a redemption premium as defined in the Prospectus dated April 28, 1997, beginning May 1, 2001. Management intends to use the proceeds of these debentures to provide capital to its wholly-owned subsidiary, First State Bank of Taos, for general corporate purposes and for possible future acquisitions.

3.   ACCOUNTING STANDARD ISSUED NOT YET IMPLEMENTED

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which supersedes Accounting Practice Bulletin No. 15, Earnings per share. SFAS No. 128, which specifies the computation, presentation, and disclosures requirements for earnings per share (EPS), was issued to simplify the computation of EPS. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed similarly to fully diluted EPS under APB 15. SFAS No. 128 is effective for financial statements for years ending after December 15, 1997. The impact of SFAS No. 128 is not expected to be material in relation to the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED CONDENSED BALANCE SHEETS

The Company's total assets increased by $25.7 million from $325.0 million as of December 31, 1996, to $350.7 million as of March 31, 1997, due to internal growth. For the first three months of 1997, net loans increased by $11.1 million from $248.4 million to $259.5 million while investment securities increased by $8.6 million from $40.6 million to $49.2 million. For the first three months of 1997, other assets increased $1.3 million from $20.2 million to $21.5 million. Total cash and cash equivalents increased by $4.8 million partially due to increased reserve requirements resulting from increased deposits.

The increase in loans is due largely to the Company's efforts to increase its market share and increased economic activity and demand for loans in the Company's market area. Total commercial loans increased by approximately $2.0 million, real estate loans increased by approximately $5.4 million and leases increased by approximately $3.2 million.

Investment securities increased by $8.6 million as a result of an increase in deposits.

Deposits, which are the Company's main source of funds for loans, investments and federal funds sold, increased by $29.6 million from $277.4 million as of December 31, 1996, to $307.0 million as of March 31, 1997. Non interest-bearing deposits increased by $6.1 million and interest-bearing deposits increased by $23.5 million. For the first three months of 1997, other liabilities decreased by $4.8 million due largely to a $2.6 million decrease in securities sold under repurchase agreements and a $1.5 million decrease in Federal funds purchased.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997.

Net income for the Company for the three months ended March 31, 1997, was approximately $710,000, an increase of $205,000 or 41% from $505,000 for the same period of 1996. The Company's annualized return on average assets was 0.85% for the first quarter of 1997, compared to 0.78% for the same period of 1996.

The provision for loan losses increased by $144,000 from $118,500 for the three months ended March 31, 1996, to $262,500 for the three months ended March 31, 1997. This increase was due to the increases in loans.

Net interest income before provision for loan losses increased $752,944 to $4,412,889 for the three months ended March 31, 1997, from $3,659,945 for the three months ended March 31, 1996, primarily due to increased loan volume. The Company's net interest margin decreased to 5.87% at March 31, 1997, from 6.42% at March 31, 1996. This decrease is due primarily to increased competition resulting in lower yields on real estate loans.

Total non-interest income increased by $370,807 to $977,610 for the three months ended March 31, 1997, compared to $606,803 for the same period of 1996, primarily due to an increase in credit card discount income of $129,958, and an increase in income from operating leases of $237,563.

Total non-interest expense increased by $680,128 to $4,084,888 for the first quarter of 1997, compared to $3,404,760 for the same period of 1996. The opening and staffing of the Bernalillo branch in August 1996, additions to personnel to service loan and deposit growth, increased credit card interchange expense and lease equipment depreciation accounted for a substantial portion of the increase in non-interest expense.

LIQUIDITY AND CAPITAL EXPENDITURES

The Company's primary sources of funds are customer deposits, loan repayments, and maturities of investment securities. The Company has additional sources of liquidity in the form of borrowings. Borrowings include federal funds purchased, securities sold under repurchase agreements and borrowings from the Federal Home Loan Bank.

On April 30, 1997, the Company called for redemption its 7% Convertible Subordinated Debentures due November 3, 2003, with a balance of $3,439,000 at March 31, 1997. Prior to the redemption date, $3,424,000 principal amount of the debentures were converted into the Company's common stock at a conversion rate of $10.50 per share or 326,058 shares. The remaining $15,000 were redeemed at 101% of the original principal balance plus accrued interest.

On May 2, 1997, the Company completed an offering for $13,800,000 of 7.5% Convertible Subordinated Debentures due 2017. The debentures pay interest semi-annually on April 30 and October 30 until maturity, are convertible into the Company's common stock at $16.75 per share, are callable at the Company's option if the price of its common stock equals or exceeds 140% of the exercise price for at least 30 consecutive trading days without any premium or at a redemption premium as defined in the Prospectus dated April 28, 1997, beginning May 1, 2001. Management intends to use the proceeds of these debentures to provide capital to its wholly-owned subsidiary, First State Bank of Taos, for general corporate purposes and for possible future acquisitions.

ITEM 6.   EXHIBIT 27 FINANCIAL DATA SCHEDULE

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



FIRST STATE BANCORPORATION

Date: May 9, 1997  By: Michael R. Stanford
      -----------  --------------------------------------------------------
                       Michael R. Stanford, President & Chief Executive Officer

Date: May 9, 1997  By: H. Patrick Dee
      -----------  --------------------------------------------------------
                       H. Patrick Dee, Executive Vice President & Chief Operating Officer

Date: May 9, 1997  By: Brian C. Reinhardt
      -----------  --------------------------------------------------------
                       Brian C. Reinhardt, Senior Vice President and Chief Financial Officer