Form 10QSB
period 1997-06-30
FIRST STATE BANCORPORATION
filed 1997-08-12
CIK 897861

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1997.

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

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,580,540 shares of common stock, no par value, outstanding as of August 5, 1997.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(Check One):
Yes       No  XX
    --        --

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


                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                 None

Item 2.   Changes in Securities                                             None

Item 3.   Defaults Upon Senior Securities                                   None

Item 4.   Submission of Matters to a Vote of Security Holders                 7

Item 5.   Other Information                                                 None

Item 6.   Exhibits and Reports on Form 8-K                                    7

                SIGNATURES                                                    7

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   FIRST STATE BANCORPORATION AND SUBSIDIARY
                     Consolidated Condensed Balance Sheets
                                  (unaudited)

                                                                                           June 30     December 31
                                        Assets                                               1997          1996
                                        ------                                               ----          ----
Cash and due from banks                                                                  $ 17,428,028  $ 15,711,932
Federal funds sold                                                                          5,200,000             -
                                                                                       ----------------------------
     Total cash and cash equivalents                                                       22,628,028    15,711,932
Investment securities:
    Held to maturity (at amortized cost, market value of $15,838,000 at
       June 30, 1997, and $19,597,000 at December 31, 1996)                                15,833,282    19,547,433
    Available for sale (at market, amortized cost of $34,353,720 at
       June 30, 1997, and $20,979,000 at December 31, 1996)                                34,362,552    21,048,140
                                                                                       ----------------------------
       Total Investments                                                                   50,195,834    40,595,573
                                                                                       ----------------------------
Loans and leases net of unearned interest                                                 274,240,148   250,926,023
  Less allowance for loan and lease losses                                                  2,908,105     2,510,155
                                                                                       ----------------------------
      Net loans and leases                                                                271,332,043   248,415,868
Other assets                                                                               22,728,693    20,245,072
                                                                                       ----------------------------
       Total assets                                                                       366,884,598   324,968,445
                                                                                       ============================


                        Liabilities and Stockholders' Equity
                        ------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing                                                                  $ 64,434,711  $ 52,038,847
    Interest-bearing                                                                      247,790,813   225,314,476
                                                                                       ----------------------------
       Total deposits                                                                     312,225,524   277,353,323
  Other liabilities                                                                        28,759,727    26,564,610
                                                                                       ----------------------------
       Total liabilities                                                                  340,985,251   303,917,933
Stockholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized, none
   issued or outstanding                                                                            -             -

Common stock, no par value, 20,000,000 shares authorized, issued and
 outstanding 2,577,794 at June 30, 1997 and 2,172,357 at December 31,                      15,862,208    11,906,581
 1996

Retained earnings                                                                          10,031,310     9,097,986
Unrealized gains on investment securities available for sale                                    5,829        45,945
                                                                                       ----------------------------
       Total stockholders' equity                                                          25,899,347    21,050,512
                                                                                       ----------------------------
       Total liabilities and stockholders' equity                                        $366,884,598  $324,968,445
                                                                                       ============================
Book value per share                                                                           $10.05         $9.69
                                                                                       ============================
Tangible book value per share                                                                   $9.71         $9.26
                                                                                       ============================


See accompanying notes to consolidated condensed financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY
                Consolidated Condensed Statements of Operations
           For the three and six months ended June 30, 1997 and 1996
                                  (unaudited)

                                                                           Three months  Three months   Six months   Six months
                                                                              Ended          Ended         Ended        Ended
                                                                             June 30        June 30       June 30      June 30
                                                                               1997          1996          1997         1996
                                                                         -------------------------------------------------------
Interest Income:
 Interest and fees on loans and leases                                       $7,009,509    $5,693,538   $13,497,671  $10,904,724
 Interest on investment securities:
    Taxable                                                                     724,241       474,192     1,378,752      954,423
    Nontaxable 43,489 53,568                                                     43,384        54,963        86,873      108,531
    Federal funds sold                                                           50,703        28,754        75,894       94,562
                                                                         -------------------------------------------------------
      Total interest income                                                   7,827,837     6,251,447    15,039,190   12,062,240
                                                                         -------------------------------------------------------
Interest expense:
  Deposits                                                                    2,645,045     1,954,273     5,171,498    3,881,264
  Short-term borrowings                                                         214,240       219,004       414,949      335,889
  Long-term debt and capital lease                                              179,867       111,654       251,169      218,626
                                                                         -------------------------------------------------------
    Total interest expense                                                    3,039,152     2,284,931     5,837,616    4,435,779
                                                                         -------------------------------------------------------
         Net interest income before provision for loan and lease losses       4,788,685     3,966,516     9,201,574    7,626,461
    Provision for loan and lease losses                                         397,500       515,903       660,000      634,403
                                                                         -------------------------------------------------------
         Net interest income after provision for loan and lease losses        4,391,185     3,450,613     8,541,574    6,992,058
                                                                         -------------------------------------------------------
Other Income:
  Service charges on deposit accounts                                           338,211       270,778       656,022      530,951
  Other banking service fees                                                     60,491        40,510        92,276       71,574
  Credit card discount income                                                   274,226       179,676       520,711      306,905
  Operating lease income                                                        255,701             -       493,264            -
  Gain on sale or call of investment securities                                       -             -             -          156
  Other                                                                         110,706       107,806       254,672      226,860
                                                                         -------------------------------------------------------
    Total other income                                                        1,039,335       598,770     2,016,945    1,136,446
                                                                         -------------------------------------------------------
Other expenses:
  Salaries and employee benefits                                              1,788,336     1,550,089     3,525,450    2,997,593
  Occupancy                                                                     519,463       423,423     1,045,947      835,679
  Data Processing                                                               145,115       320,697       282,758      490,627
  Credit card interchange                                                       167,786       140,427       312,305      233,897
  Equipment                                                                     312,250       273,872       612,522      529,665
  Leased equipment depreciation                                                 167,321             -       321,845            -
  Legal, accounting and consulting                                               88,522        85,811       196,357      165,381
  Marketing                                                                     207,360       158,562       401,877      319,651
  Other real estate owned expenses                                               63,150        (3,153)      123,499        7,867
  Amortization of intangibles                                                    47,576        47,238        97,404       94,474
  Other                                                                         736,071       611,669     1,407,874    1,269,934
                                                                         -------------------------------------------------------
    Total other expenses                                                      4,242,950     3,608,635     8,327,838    6,944,768
                                                                         -------------------------------------------------------
        Income before income taxes                                            1,187,570       440,748     2,230,681    1,183,736
Income tax expense                                                              417,042       165,546       750,581      403,939
                                                                         -------------------------------------------------------
        Net income                                                           $  770,528    $  275,202   $ 1,480,100  $   779,797
                                                                         =======================================================
Earnings per common and common equivalent share                                   $0.30         $0.13         $0.60        $0.38
                                                                         =======================================================
Earnings per common share-assuming full dilution                                  $0.28         $0.13         $0.56        $0.36
                                                                         =======================================================
Dividends per common share                                                        $0.05         $0.05         $0.10        $0.10
                                                                         =======================================================


See accompanying notes to consolidated condensed financial statements.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
                Consolidated Condensed Statements of Cash Flows
           For the three and six months ended June 30, 1997 and 1996
                                  (unaudited)

                                                                          Three months   Three months    Six months     Six months
                                                                              Ended          Ended          Ended          Ended
                                                                             June 30        June 30        June 30        June 30
                                                                              1997           1996           1997           1996
                                                                        -----------------------------------------------------------
Operating activities:
Net Income                                                                $    770,528   $    275,202   $  1,480,100   $    779,797
                                                                        -----------------------------------------------------------
Adjustments to reconcile net income to cash provide by operations:
    Provisions for loan and lease losses                                       397,500        515,903        660,000        634,403
    Provision for decline in value of other real estate owned                   20,007              -         41,307              -
    Depreciation and amortization                                              636,720        383,094        927,746        686,951
    Gain on call or sale of investment securities                                                   -              -           (156)

    Increase in accrued interest receivable                                    (45,664)      (923,667)      (434,258)      (791,006)

    (Increase) decrease in other assets, net                                  (491,151)       416,632     (1,476,626)       173,473
    Increase (decrease) in other liabilities, net                             (403,613)      (424,551)       234,619        (65,105)

                                                                        -----------------------------------------------------------
      Total adjustments                                                        113,799        (32,589)       (47,212)       638,560
                                                                        -----------------------------------------------------------
          Net cash provided by operating activities                            884,327        242,613      1,432,888      1,418,357
                                                                        -----------------------------------------------------------
Cash flows from investing activities:
   Net increase in loans                                                   (12,239,537)   (20,991,549)   (23,669,753)   (38,762,941)

   Purchases of investment securities available for sale                    (3,201,000)      (454,400)   (14,818,368)    (3,606,000)

   Maturities of investment securities available for sale                    1,450,000      1,000,000      1,450,000      6,000,000
   Purchases of investment securities held to maturity                                     (3,743,339)             -     (6,243,339)

   Maturities of investment securities held to maturity                      1,020,000      1,025,000      3,720,000      6,135,000
   Sale of investment securities available for sale                                                 -              -        500,156
   Purchases of premises and equipment                                      (1,087,299)      (640,950)    (1,113,102)    (1,152,682)

   Sales of premises and equipment                                                   -      1,209,483              -      1,209,483
   Sales of other real estate owned                                            622,863              -        622,863         67,917
   Additions to other real estate owned, net                                                        -              -       (145,156)

                                                                        -----------------------------------------------------------
         Net cash used in investing activities                             (13,434,973)   (22,595,297)   (33,808,360)   (35,997,562)

                                                                        -----------------------------------------------------------
Cash flows from financing activities:
  Net increase (decrease) in interest bearing deposits                      (1,101,241)     3,906,340     22,476,337     12,704,374
  Net increase in noninterest bearing deposits                               6,280,622      5,660,804     12,395,864      6,913,119
  Net increase (decrease) in securities sold under repurchase
   agreements                                                                   20,872      2,116,034     (2,585,701)     2,732,998
  Federal Home Loan Bank borrowings                                                  -      8,000,000              -      8,000,000
  Payments on Federal Home Loan Bank borrowings                             (4,000,000)             -     (4,970,000)    - -     -
  Issuance of subordinated debentures                                       13,800,000              -     13,800,000              -
  Payments on long-term debt                                                   (12,247)        (8,395)       (22,323)       (16,605)

  Federal funds purchased, net                                                       -      3,970,000     (1,500,000)     3,970,000
  Common stock issued                                                          126,205         37,113        244,166        135,309
  Dividends paid                                                              (128,815)       (99,251)      (238,775)      (198,334)

  Exercise of put warrants                                                    (308,000)             -       (308,000)             -
                                                                        -----------------------------------------------------------
         Net Cash provided by financing activities:                         14,677,396     23,582,645     39,291,568     34,240,861
                                                                        -----------------------------------------------------------
   Increase (decrease) in cash and cash equivalents                          2,126,750      1,229,961      6,916,096       (338,344)

Cash and cash equivalents at beginning of period                            20,501,278     13,218,961     15,771,932     14,787,266
                                                                        -----------------------------------------------------------
Cash and cash equivalents at end of period                                $ 22,628,028   $ 14,448,922   $ 22,688,028   $ 14,448,922
                                                                        ===========================================================
Supplemental disclosure of noncash investing and financing activities:
    Additions to other real estate owned in settlement of loans                      -   $    143,395   $     93,578   $    271,635
                                                                        ===========================================================
    Issuance of common stock upon conversion of subordinated debentures   $  3,362,460              -   $  3,711,460              -
                                                                        ===========================================================
    Issuance of long term debt for purchase of premises and equipment     $  1,050,000              -   $  1,050,000              -
                                                                        ===========================================================

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

The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

The number of shares used in the net income per share calculations at June 30, 1997, and 1996, are as follows:



                                                            Three months  Three months  Six months  Six months
                                                               ended         ended        ended       ended
                                                              June 30       June 30      June 30     June 30
                                                                1997          1996         1997        1996
                                                            ------------  ------------  ----------  ----------

        Earnings per common and common equivalent share       2,600,795     2,078,060    2,471,023   2,075,378

        Earnings per common share assuming full dilution      3,225,041     2,641,171    2,965,529   2,639,197

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

On May 2, 1997, the Company completed an offering for $13,800,000 of 7.5% Convertible Subordinated Debentures due 2017. The debentures pay interest semi-annually on April 30 and October 30 until maturity, are convertible into the Company's common stock at $16.75 per share, are callable at the Company's option if the price of its common stock equals or exceeds 140% of the exercise price for at least 30 consecutive trading days without any premium or at a redemption premium as defined in the Prospectus dated April 28, 1997, beginning May 1, 2001. During the second quarter of 1997, the company made a capital contribution of $4.0 million to First State Bank of Taos. As a result of this contribution, First State Bank of Taos has sufficient capital to be considered well-capitalized. Management intends to use the remaining proceeds of these debentures to provide capital to First State Bank of Taos, if necessary, for general corporate purposes and for possible future acquisitions.


3.   ACCOUNTING STANDARD ISSUED NOT YET IMPLEMENTED

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which supersedes Accounting Practice Bulletin No. 15, Earnings per share. SFAS No. 128, which specifies the computation, presentation, and disclosures requirements for earnings per share (EPS), was issued to simplify the computation of EPS. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed similarly to fully diluted EPS under APB 15. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The impact of SFAS No. 128 is not expected to be material in relation to the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED CONDENSED BALANCE SHEETS

The Company's total assets increased by $41.9 million from $325.0 million as of December 31, 1996, to $366.9 million as of June 30, 1997, due to internal growth. For the first six months of 1997, net loans increased by $22.9 million from $248.4 million to $271.3 million while investment securities increased by $9.6 million from $40.6 million to $50.2 million. For the first six months of 1997, other assets increased $2.5 million from $20.2 million to $22.7 million.

The increase in loans is due largely to the Company's efforts to increase its market share and increased economic activity and demand for loans in the Company's market area. Total commercial loans increased by approximately $5.6 million, real estate loans increased by approximately $10.1 million and leases increased by approximately $5.4 million.

Investment securities increased by $9.6 million as a result of an increase in deposits.

Deposits, which are the Company's main source of funds for loans, investments and federal funds sold, increased by $34.8 million from $277.4 million as of December 31, 1996, to $312.2 million as of June 30, 1997. Non interest-bearing deposits increased by $12.3 million and interest-bearing deposits increased by $22.5 million. For the first six months of 1997, other liabilities increased by $2.2 million due to the issuance of $13.8 million in 7.5% Convertible Subordinated Debentures offset by the conversion into Common Stock of $3.8 million in 7% Convertible Subordinated Debentures, the repayment of $5.0 million in Fedearl Home Loan Bank advances and a $2.6 million decrease in securities sold under repurchase agreements and a $1.5 million decrease in Federal funds purchased.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997.

Net income for the Company for the three months ended June 30, 1997, was $771,000, an increase of $496,000 or 180% from $275,000 for the same period of 1996. The Company's annualized return on average assets was 0.87% for the second quarter of 1997, compared to 0.40% for the same period of 1996.

The provision for loan losses decreased by $118,000 from $516,000 for the three months ended June 30, 1996, to $398,000 for the three months ended June 30, 1997. The June 30, 1996 provision was significantly increased from previous quarters due to $20.0 million in loan growth in the second quarter of 1996.

Net interest income before provision for loan losses increased $800,000 to $4.8 million for the three months ended June 30, 1997, from $4.0 million for the three months ended June 30, 1996, primarily due to increased loan and investment security volume. The Company's net interest margin decreased to 6.00% at June 30, 1997, from 6.45% at June 30, 1996. This decrease is due primarily to increased competition resulting in lower yields on real estate loans.

Total non-interest income increased by $400,000 to $1.0 million for the three months ended June 30, 1997, compared to $0.6 million for the same period of 1996, primarily due to an increase in credit card discount income of $95,000, an increase in income from operating leases of $255,000 and increased service charge income of $67.000.

Total non-interest expense increased by $600,000 to $4.2 million for the second quarter of 1997, compared to $3.6 million for the same period of 1996. The opening and staffing of the Bernalillo branch in August 1996, additions to personnel to service loan and deposit growth, increased credit card interchange expense and lease equipment depreciation accounted for a substantial portion of the increase in non-interest expense.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997.

Net income for the Company for the six months ended June 30, 1997, was $1,480,000, an increase of $700,000 or 90% from $780,000 for the same period of 1996. The Company's annualized return on average assets was 0.86% for the second quarter of 1997, compared to 0.56% for the same period of 1996.

The provision for loan losses increased by $26,000 from $634,000 for the six months ended June 30, 1996, to $660,000 for the six months ended June 30, 1997.

Net interest income before provision for loan losses increased $1.6 million to $9.2 million for the six months ended June 30, 1997, from $7.6 million for the three months ended June 30, 1996, primarily due to increased loan and investment securities volume. The Company's net interest margin decreased to 5.96% at June 30, 1997, from 6.42% at June 30, 1996. This decrease is due primarily to increased competition resulting in lower yields on real estate loans.

Total non-interest income increased by $900,000 to $2.0 million for the six months ended June 30, 1997, compared to $1.1 million for the same period of 1996, primarily due to an increase in credit card discount income of $214,000, an increase in income from operating leases of $493,000 and increased service charge income of $125,000.

Total non-interest expense increased by $1.4 million to $8.3 million for the first six months of 1997, compared to $6.9 million for the same period of 1996. The opening and staffing of the Bernalillo branch in August 1996, additions to personnel to service loan and deposit growth, increased credit card interchange expense and lease equipment depreciation accounted for a substantial portion of the increase in non-interest expense.

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

On May 2, 1997, the Company completed an offering for $13,800,000 of 7.5% Convertible Subordinated Debentures due 2017. The debentures pay interest semi-annually on April 30 and October 30 until maturity, are convertible into the Company's common stock at $16.75 per share, are callable at the Company's option if the price of its common stock equals or exceeds 140% of the exercise price for at least 30 consecutive trading days without any premium or at a redemption premium as defined in the Prospectus dated April 28, 1997, beginning May 1, 2001. During the second quarter of 1997, the company made a capital contribution of $4.0 million to First State Bank of Taos. As a result of this contribution, First State Bank of Taos has sufficient capital to be considered well-capitalized. Management intends to use the remaining proceeds of these debentures to provide capital to First State Bank of Taos, if necessary, for general corporate purposes and for possible future acquisitions.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 6, 1997 the company held its annual meeting of shareholders. At that meeting the following items were submitted to a vote of security holders:

1.   The following three directors were elected:

               NAME                      TERM
               ----                      ----
          Eloy A Jeantete               3 Years
          Michael R. Stanford           3 Years
          Marshall Martin               3 Years

2. To approve an amendment to the Restated Articles of Incorporation of the Company to increase the number of authorized shares of Common Stock from 4,000,000 to 20,000,000. Votes: For 2,070,783; Against 26,894; Abstain
22,445; Not Voted 433,258.

3. To ratify the appointment of KPMG Peat Marwick LLP as independent public accountants for the year ending December 31, 1997. Votes: For 2,109,759; Against 496; Abstain 9,867.

ITEM 6.   EXHIBIT 3.4 AMENDMENT TO RESTATE ARTICLES OF INCORPORATION
          EXHIBIT 27 FINANCIAL DATA SCHEDULE

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST STATE BANCORPORATION

Date: August 8, 1997  By: Michael R. Stanford
                      ----------------------------------------------------------
                      Michael R. Stanford, President & Chief Executive Officer

Date: August 8, 1997  By: H. Patrick Dee
                      ----------------------------------------------------------
                      H. Patrick Dee, Executive Vice President & Chief
                      Operating Officer

Date: August 8, 1997  By: Brian C. Reinhardt
                      ----------------------------------------------------------
                      Brian C. Reinhardt, Senior Vice President and Chief Financial Officer