Form 10QSB
period 1997-09-30
FIRST STATE BANCORPORATION
filed 1997-11-12
CIK 897861

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1997.

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes XX No___
                                                                       --

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,583,572 shares of common stock, no par value, outstanding as of November 6, 1997.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(Check One):
Yes ___       No XX
                 --

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   FIRST STATE BANCORPORATION AND SUBSIDIARY
                     Consolidated Condensed Balance Sheets
                                  (unaudited)

                                                                           September 30,  December 31,
                                 Assets                                        1997           1996
                                 ------                                        ----           ----
Cash and due from banks                                                     $ 22,394,558  $ 15,711,932
Federal funds sold                                                             8,400,000             -
                                                                         -----------------------------
     Total cash and cash equivalents                                          30,794,558    15,711,932
Investment securities:
    Held to maturity (at amortized cost, market value of $13,333,000 at
       September 30, 1997, and $19,597,000 at December 31, 1996)              13,287,794    19,547,433
    Available for sale (at market, amortized cost of $33,671,330 at
       September 30, 1997, and $20,979,000 at December 31, 1996)              33,742,206    21,048,140
                                                                         -----------------------------
       Total Investments                                                      47,030,000    40,595,573
                                                                         -----------------------------
Loans and leases net of unearned interest                                    285,872,436   250,926,023
  Less allowance for loan and lease losses                                     3,024,011     2,510,155
                                                                         -----------------------------
      Net loans and leases                                                   282,848,425   248,415,868
Other assets                                                                  22,903,795    20,245,072
                                                                         -----------------------------
       Total assets                                                         $383,576,778  $324,968,445
                                                                         =============================
               Liabilities and Stockholders' Equity
               ------------------------------------
Liabilities:
  Deposits:
    Non-interest-bearing                                                    $ 65,831,597  $ 52,038,847
    Interest-bearing                                                         261,225,300   225,314,476
                                                                         -----------------------------
       Total deposits                                                        327,056,897   277,353,323
  Other liabilities                                                           29,813,292    26,564,610
                                                                         -----------------------------
       Total liabilities                                                     356,870,189   303,917,933
Stockholders' equity:
 Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding
 Common stock, no par value, 20,000,000 shares authorized, issued and outstanding 2,582,206 at September 30, 1997 and 2,172,357 at
    December 31, 1996                                                         15,891,186    11,906,581
                                                                         -----------------------------
Retained earnings                                                             10,768,625     9,097,986
Unrealized gains on investment securities available for sale                      46,778        45,945
                                                                         -----------------------------
       Total stockholders' equity                                             26,706,589    21,050,512
                                                                         -----------------------------
       Total liabilities and stockholders' equity                           $383,576,778  $324,968,445
                                                                         =============================
Book value per share                                                              $10.34         $9.69
                                                                         =============================
Tangible book value per share                                                     $10.00         $9.26
                                                                         =============================

See accompanying notes to consolidated condensed financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY
                Consolidated Condensed Statements of Operations
        For the three and nine months ended September 30, 1997 and 1996
                                  (unaudited)

                                                                          Three months   Three months    Nine months    Nine months
                                                                              Ended          Ended          Ended          Ended
                                                                          September 30,  September 30,  September 30,  September 30,
                                                                              1997           1996           1997           1996
                                                                       -------------------------------------------------------------
Interest Income:
Interest and fees on loans and leases                                        $7,384,925     $6,007,080    $20,882,596    $16,911,804
Interest on investment securities:
    Taxable                                                                     720,140        515,573      2,098,892      1,469,996
    Non-taxable                                                                  42,727         45,717        129,600        154,248
Federal funds sold                                                               67,194         42,978        143,088        137,540
                                                                       -------------------------------------------------------------
      Total interest income                                                   8,214,986      6,611,348     23,254,176     18,673,588
                                                                       -------------------------------------------------------------
Interest expense:
  Deposits                                                                    2,719,857      2,171,577      7,891,355      6,052,841
  Short-term borrowings                                                         165,112        270,372        580,061        606,261
  Long-term debt and capital leases                                             259,894         72,001        511,063        290,627
                                                                       -------------------------------------------------------------
    Total interest expense                                                    3,144,863      2,513,950      8,982,479      6,949,729
                                                                       -------------------------------------------------------------
         Net interest income before provision for loan and lease losses       5,070,123      4,097,398     14,271,697     11,723,859
    Provision for loan and lease losses                                         427,500        262,500      1,087,500        896,903
                                                                       -------------------------------------------------------------
         Net interest income after provision for loan and lease losses        4,642,623      3,834,898     13,184,197     10,826,956
                                                                       -------------------------------------------------------------
Other Income:
  Service charges on deposit accounts                                           367,925        291,886      1,023,947        822,837
  Other banking service fees                                                     52,986         40,569        145,262        134,673
  Credit card discount income                                                   330,017        236,547        850,728        520,922
  Operating lease income                                                        266,649        120,869        759,913        120,869
  Gain on sale or call of investment securities                                       -         10,000              -         10,156
  Other                                                                         172,833        130,094        427,505        356,954
                                                                       -------------------------------------------------------------
    Total other income                                                        1,190,410        829,965      3,207,355      1,966,411
                                                                       -------------------------------------------------------------
Other expenses:
  Salaries and employee benefits                                              1,926,563      1,642,378      5,452,013      4,639,971
  Occupancy                                                                     528,886        447,229      1,574,833      1,282,908
  Data Processing                                                               160,036         48,542        442,794        539,169
  Credit card interchange                                                       196,598        163,538        508,903        397,435
  Equipment                                                                     322,851        332,928        935,373        862,593
  Leased equipment depreciation                                                 172,722         70,942        494,567         70,942
  Legal, accounting and consulting                                               90,268        116,175        286,625        320,939
  Marketing                                                                     256,000        156,408        657,877        476,059
  Other real estate owned                                                        58,862         31,157        182,361         39,024
  Amortization of intangibles                                                    46,176         47,235        143,580        141,709
  Other                                                                         823,365        628,558      2,231,239      1,859,109
                                                                       -------------------------------------------------------------
    Total other expenses                                                      4,582,327      3,685,090     12,910,165     10,629,858
                                                                       -------------------------------------------------------------
        Income before income taxes                                            1,250,706        979,773      3,481,387      2,163,509
Income tax expense                                                              384,313        362,886      1,134,894        766,825
                                                                       -------------------------------------------------------------
        Net income                                                           $  866,393     $  616,887    $ 2,346,493    $ 1,396,684
                                                                       =============================================================
Earnings per common and common equivalent share                                   $0.32          $0.29          $0.92          $0.67
                                                                       =============================================================
Earnings per common share assuming full dilution                                  $0.30          $0.26          $0.86          $0.62
                                                                       =============================================================
Dividends per common share                                                        $0.05          $0.05          $0.15          $0.15
                                                                       =============================================================

See accompanying notes to consolidated condensed financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY
                Consolidated Condensed Statements of Cash Flows
        For the three and nine months ended September 30, 1997 and 1996
                                  (unaudited)

                                                                      Three months    Three months    Nine months     Nine months
                                                                         Ended           Ended           Ended           Ended
                                                                     September 30,   September 30,   September 30,   September 30,
                                                                          1997            1996            1997            1996
                                                                   ---------------------------------------------------------------
Operating activities:
Net Income                                                            $    866,393    $    616,887    $  2,346,493    $  1,396,684
                                                                   ---------------------------------------------------------------
Adjustments to reconcile net income to cash provided by operations:
    Provisions for loan and lease losses                                   427,500         262,500       1,087,500         896,903
    Provision for decline in value of other real estate owned               33,693          12,500          75,000          12,500
    Depreciation and amortization                                          706,409         266,141       1,634,155         953,092
    Gain on call or sale of investment securities                                -         (10,000)              -         (10,156)
    (Increase) decrease in accrued interest receivable                      75,159         (86,396)       (359,099)       (877,402)
    Increase in other assets, net                                          (97,269)       (372,312)     (1,573,895)       (198,839)
    Increase in other liabilities, net                                     336,148         483,410         570,767         418,305
                                                                   ---------------------------------------------------------------
      Total adjustments                                                  1,481,640         555,843       1,434,428       1,194,403
                                                                   ---------------------------------------------------------------
          Net cash provided by operating activities                      2,348,033       1,172,730       3,780,921       2,591,087
                                                                   ---------------------------------------------------------------
Cash flows from investing activities:
   Net increase in loans                                               (12,357,361)    (14,104,536)    (36,027,114)    (52,868,435)
   Purchases of investment securities available for sale                (9,542,600)     (4,252,056)    (24,360,968)     (7,858,056)
   Maturities of investment securities available for sale               10,200,000       2,500,000      11,650,000       8,500,000
   Purchases of investment securities held to maturity                  (1,000,000)              -      (1,000,000)     (6,243,339)
   Maturities of investment securities held to maturity                  3,550,000         630,000       7,270,000       6,765,000
   Sale of investment securities available for sale                              -               -               -         500,156
   Purchases of premises and equipment                                    (480,231)     (1,420,653)     (1,593,333)     (2,573,335)
   Sales of premises and equipment                                               -       1,328,166               -       2,537,649
   Sales of other real estate owned                                              -               -         622,863          67,917
   Additions to other real estate owned, net                                     -         (50,156)              -        (194,354)
                                                                   ---------------------------------------------------------------
         Net cash used in investing activities                          (9,630,192)    (15,369,235)    (43,438,552)    (51,366,797)
                                                                   ---------------------------------------------------------------
Cash flows from financing activities:
  Net increase in interest bearing deposits                             13,434,487      17,553,985      35,910,824      30,258,359
  Net increase in non-interest bearing deposits                          1,396,886         776,563      13,792,750       7,689,682
  Net increase (decrease) in securities sold under
    repurchase agreements                                                  731,317       1,312,726      (1,854,384)      4,045,724
  Federal Home Loan Bank borrowings, net                                         -      (4,000,000)     (4,970,000)      4,000,000
  Issuance of subordinated debentures                                            -               -      13,800,000               -
  Payments on long-term debt                                               (13,900)         (8,516)        (36,223)        (25,121)
  Federal funds purchased, net                                                   -         300,000      (1,500,000)      4,270,000
  Common stock issued                                                       28,979           7,438         273,145         142,747
  Dividends paid                                                          (129,080)       (102,749)       (367,855)       (301,083)
  Exercise of put warrants                                                       -               -        (308,000)              -
                                                                   ---------------------------------------------------------------
         Net Cash provided by financing activities:                     15,448,689      15,839,447      54,740,257      50,080,308
                                                                   ---------------------------------------------------------------
   Increase in cash and cash equivalents                                 8,166,530       1,642,942      15,082,626       1,304,598
Cash and cash equivalents at beginning of period                        22,628,028      14,448,922      15,711,932      14,787,266
                                                                   ---------------------------------------------------------------
Cash and cash equivalents at end of period                            $ 30,794,558    $ 16,091,864    $ 30,794,558    $ 16,091,864
                                                                   ===============================================================
Supplemental disclosure of noncash investing and financing
 activities:
    Additions to other real estate owned in settlement of loans       $    413,479    $    227,978    $    507,057    $    499,613
                                                                   ===============================================================
    Issuance of common stock upon conversion of subordinated
     debentures                                                                  -               -    $  3,711,460               -
                                                                   ===============================================================
    Issuance of long term debt for purchase of premises and
     equipment                                                                   -               -    $  1,050,000               -
                                                                   ===============================================================

See accompanying notes to consolidated condensed financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY
             Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)

1.   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements are unaudited and include the accounts of First State Bancorporation and its subsidiary, First State Bank of Taos (100% owned), collectively the "Company."

All significant intercompany accounts and transactions have been eliminated. Information contained in the consolidated condensed financial statements and notes thereto of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended Septemeber 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

The number of shares used in the net income per share calculations at September 30, 1997, and 1996, are as follows:

                                                          Three months   Three months    Nine months    Nine months
                                                              ended          ended           ended          ended
                                                          September 30,  September 30,  September 30,  September 30,
                                                              1997           1996           1997           1996
                                                          ------------   ------------   ------------   ------------
      Earnings per common and common equivalent share         2,695,461      2,147,447      2,547,721      2,099,908

      Earnings per common share assuming full dilution        3,525,045      2,656,321      3,164,754      2,653,914

2.   ACCOUNTING STANDARD ISSUED NOT YET IMPLEMENTED

EARNINGS PER SHARE

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

REPORTING COMPREHENSIVE INCOME

In June, 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure in the financial statements of comprehensive income that encompasses earnings and those items currently required to be reported directly in the equity section of the balance sheet, such as unrealized gains and losses on available-for-sale securities. SFAS No.130 is effective for the Company's financial statements beginning in 1998. Earlier application is permitted.

SEGMENTS

In June, 1997, the FSAB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 requires disclosures about segments of an enterprise and related information about the different types of business activities in which an enterprise engages and the different economic environments in which it operates. SFAS No.131 is effective for the Company's financial statements beginning in 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED CONDENSED BALANCE SHEETS

The Company's total assets increased by $58.6 million from $325.0 million as of December 31, 1996, to $383.6 million as of September 30, 1997, due to internal growth. For the first nine months of 1997, loans and leases increased by $35.0 million from $250.9 million to $285.9 million while investment securities increased by $6.4 million from $40.6 million to $47.0 million. For the first nine months of 1997, other assets increased $2.7 million from $20.2 million to $22.9 million.

The increase in loans and leases is due largely to the Company's efforts to increase its market share and increased economic activity and demand for loans and leases in the Company's market areas. Total commercial loans increased by approximately $8.1 million, real estate loans increased by approximately $13.3 million and leases increased by approximately $10.6 million.

Investment securities increased by $6.4 million as a result of an increase in deposits and proceeds from the 7.5% convertible subordinated debenture offering in the second quarter of 1997.

Deposits, which are the Company's main source of funds for loans, investments, and federal funds sold, increased by $49.7 million from $277.4 million as of December 31, 1996, to $327.1 million as of September 30, 1997. Non-interest-bearing deposits increased by $13.8 million and interest-bearing deposits increased by $35.9 million. For the first nine months of 1997, other liabilities increased by $3.2 million due to the issuance of $13.8 million in 7.5% convertible subordinated debentures offset by the conversion into common stock of $3.8 million in 7% convertible subordinated debentures, the repayment of $5.0 million in Fedearl Home Loan Bank advances and a $1.8 million decrease in securities sold under repurchase agreements and a $1.5 million decrease in federal funds purchased.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

Net income for the Company for the three months ended September 30, 1997, was $866,000, an increase of $249,000 or 40% from $617,000 for the same period of 1996. The Company's annualized return on average assets was 0.93% for the third quarter of 1997, compared to 0.83% for the same period of 1996.

The provision for loan and lease losses increased by $165,000 from $262,500 for the three months ended September 30, 1996, to $427,500 for the three months ended September 30, 1997. This increase is due to loan and lease growth and an increase in non-performing assets.

Net interest income before provision for loan and lease losses increased $1.0 million to $5.1 million for the three months ended September 30, 1997, from $4.1 million for the three months ended September 30, 1996, primarily due to increased loan, lease, and investment security volume. The Company's net interest margin decreased to 6.13% for the period ended September 30, 1997, from 6.17% for the period ended September 30, 1996.

Total non-interest income increased by $400,000 to $1.2 million for the three months ended September 30, 1997, compared to $0.8 million for the same period of 1996, primarily due to an increase in credit card discount income of $93,000, an increase in income from operating leases of $146,000 and increased service charge income of $76,000.

Total non-interest expense increased by $900,000 to $4.6 million for the third quarter of 1997, compared to $3.7 million for the same period of 1996. The increase was the result of increased staffing, pay raises and related benefits $285,000, leased equipment depreciation $102,000, data processing $111,000, and marketing $100,000. These increases are primarily related to asset and deposit growth. The increased marketing expense results from advertising campaigns to target customers of a recently acquired institution.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Net income for the Company for the nine months ended September 30, 1997, was $2.3 million, an increase of $900,000 or 64% from $1.4 million for the same period of 1996. The Company's annualized return on average assets was 0.89% for the nine months period of 1997, compared to 0.67% for the same period of 1996.

The provision for loan and lease losses increased by $203,000 from $897,000 for the nine months ended September 30, 1996, to $1.1 million for the nine months ended September 30, 1997. This increase is due to loan and lease growth and an increase in non-performing assets.

Net interest income before provision for loan and lease losses increased $2.6 million to $14.3 million for the nine months ended September 30, 1997, from $11.7 million for the nine months ended September 30, 1996, primarily due to increased loan, lease, and investment securities volume. The Company's net interest margin decreased to 6.02% for the period ended September 30, 1997, from 6.33% for the period ended September 30, 1996. This decrease was the result of lower yields on loans and leases due to increased competition.

Total non-interest income increased by $1.2 to $3.2 million for the nine months ended September 30, 1997, compared to $2.0 million for the same period of 1996, primarily due to an increase in credit card discount income of $330,000, an increase in income from operating leases of $639,000, and increased service charge income of $201,000.

Total non-interest expense increased by $2.3 million to $12.9 million for the first nine months of 1997, compared to $10.6 million for the same period of 1996. The increase was the result of increased staffing, pay raises and related benefits $812,000, leased equipment depreciation $424,000, credit card interchange $112,000, other real estate owned $143,000, occupancy $292,000, and marketing $182,000. These increases are related primarily to asset and deposit growth.

LIQUIDITY AND CAPITAL EXPENDITURES

The Company's primary sources of funds are customer deposits, loan repayments, and maturities of investment securities. The Company has additional sources of liquidity in the form of borrowings. Borrowings include federal funds purchased, securities sold under repurchase agreements and borrowings from the Federal Home Loan Bank.

FORWARD LOOKING STATEMENTS

Statements which are forward looking are not historical facts, and involve risks and uncertainties that could cause the Company's results to differ materially from those in any forward looking statements. These risks include the possible loss of key personnel, need for additional capital should the Company experience faster than anticipated growth, changes in local economic conditions, interest rate risk, factors which could affect the Company's ability to compete in its trade areas, changes in regulation and governmental policies, and the risks described in the Company's Securities and Exchange Commission filings.

ITEM 6.EXHIBIT 27 FINANCIAL DATA SCHEDULE

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRST STATE BANCORPORATION

Date:    November 6, 1997     By: Michael R. Stanford
                              ---------------------------------------
                           Michael R. Stanford, President & Chief Executive Officer


Date:    November 6, 1997     By: H. Patrick Dee
                              ---------------------------------------
                           H. Patrick Dee, Executive Vice President & Chief Operating Officer


Date:    November 6, 1997     By: Brian C. Reinhardt
                              ---------------------------------------
                           Brian C. Reinhardt, Senior Vice President and Chief Financial Officer