Form 10KSB40
period 1997-12-31
FIRST STATE BANCORPORATION
filed 1998-03-27
CIK 897861

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

(Mark One)

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE ACT OF 1934 FOR THE TRANSITION PERIOD FROM SECURITIES EXCHANGE _____TO_____.

Commission file number: 22-25144
                        --------------------------------------------------

                           FIRST STATE BANCORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                New Mexico                              85-0366665
------------------------------------------  ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

7900 Jefferson NE, Albuquerque, New Mexico                  87109
------------------------------------------  ------------------------------------
 (Address of principal executive offices)                 (Zip Code)

Securities registered under Section 12(b) of the Act:

                                      None
--------------------------------------------------------------------------------

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
                     Yes  X   No
                         ---    ---

Check disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.    [X]

Revenues for most recent fiscal year:  $36,240,000

Aggregate market value of the voting stock held by non-affiliates: $53,008,000 as of March 11, 1998.

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,585,751 shares of Common Stock as of March 11, 1998.

Documents incorporated by reference:  None

Transitional Small Business Format. Yes     No  X
                                        ---    ---

                               TABLE OF CONTENTS
                               -----------------

PART I                                                                     Page
----------                                                                ------

Item 1:   Description of Business                                            3

Item 2:   Description of Property                                            8

Item 3:   Legal Proceedings                                                  8

Item 4:   Submission of Matters to a Vote of Securities Holders              9

PART II
----------

Item 5:   Market for Common Equity and Related Stockholders' Matters         9

Item 6:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         10

Item 7:   Financial Statements                                              10

Item 8:   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                               10

PART III
----------

Item 9:   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                 10

Item 10:  Executive Compensation                                            12

Item 11:  Security Ownership of Certain Beneficial Owners and Management    16

Item 12:  Certain Relationships and Related Transactions                    16

Item 13:  Exhibits and Reports on Form 8-K                                  18


FORWARD-LOOKING STATEMENTS

  Statements which are forward-looking are not historical facts, and involve risks and uncertainties that could cause the Company's results to differ materially from those in any forward-looking statements. These risks include the possible loss of key personnel, need for additional capital should the Company experience faster than anticipated growth, changes in economic conditions, interest rate risk, factors which could affect the company's ability to compete in its trade areas, changes in regulations and governmental policies, and the risks described in the Company's Securities and Exchange Commission filings.

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

THE COMPANY

The Company is a New Mexico-based bank holding company that provides commercial banking services to small and medium-sized businesses through its subsidiary bank, First State Bank. The Company operates three offices in Taos, five offices in Albuquerque, two offices in Santa Fe, and one office each in Rio Rancho, Los Lunas, Bernalillo, Questa, Placitas, and Moriarty, New Mexico. First State Bank, the largest bank in Taos County, has operated in the county since 1922. The Company acquired three Albuquerque branches in 1991 by merging the business operations of First State Bank with an affiliated bank. The Company entered the Santa Fe market with the acquisition of First State Bank of Santa Fe (the "Santa Fe Bank") on December 1, 1993. The Santa Fe Bank was merged into First State Bank on June 5, 1994. See " --History." At December 31, 1997, the Company had total assets, total deposits, and total stockholders' equity of $401.0 million, $345.6 million, and $27.7 million, respectively.

Management's strategy is to provide a business culture in which customers are provided individualized customer service. As part of its operating and growth strategies, the Company is working to (i) place greater emphasis on attracting core deposits from, and providing financial services to, small and medium-sized businesses; (ii) expand operations in the Albuquerque metropolitan area, which consists of Albuquerque, Rio Ranchos, and Los Lunas; Santa Fe, and other strategic areas in New Mexico; (iii) improve asset quality through reductions in nonperforming assets and strict adherence to credit administration standards;
(iv) manage interest rate risk; (v) continue to improve internal operating systems; and (vi) manage noninterest expenses.

Management believes that the Company is well qualified to pursue an aggressive growth strategy throughout New Mexico due to its responsive customer service, its streamlined management structure, the strong community involvement of the Company's management and employees, and recent trends in the New Mexico banking environment. Changes in banking laws have allowed out-of-state bank holding companies to acquire New Mexico banking institutions. As a result, several competing banks have been acquired by large out-of-state institutions. See "--Growth Strategy." Management believes that, in many cases, the acquiring institutions have shifted the focus of the acquired banks away from the small and medium-sized businesses that are at the core of the Company's marketing efforts. The Company intends to capitalize on this environment by expanding internally and through de novo branching opportunities and select acquisitions.

Management believes that the changes in the competitive environment have created expansion opportunities for the Company. These opportunities are primarily centered in the Albuquerque metropolitan area, and Santa Fe markets. The Company has added staff to service the additional volume of loans and deposits obtained as a result of expansion in these marketplaces. The level of any additional staffing and related expenses will depend on the magnitude of continued growth. In addition, the Company will consider potential acquisition targets that complement the Company's existing operations and provide economies of scale when combined with its existing locations. See "--Growth Strategy."

At December 31, 1997, First State Bank was "well capitalized" under regulatory capital guidelines.

The Company's executive offices are located at 7900 Jefferson N.E., Albuquerque, New Mexico 87109, and its telephone number is (505) 241-7500.

HISTORY

The Company and an affiliated company, New Mexico Bank Corporation, were formed in 1988 to acquire banking institutions in New Mexico. In December 1988, the Company acquired First State Bank, and New Mexico Bank Corporation acquired National Bank of Albuquerque ("NBA"). After a change in New Mexico banking laws in 1991, the Company and New Mexico Bank Corporation merged, and the operations of NBA were merged into First State Bank in December 1991.

At the time of its acquisition, First State Bank had high levels of noninterest expense and problem assets relative to total assets and an unacceptable record of loan charge-offs. To address these problems, Michael R. Stanford, who had been appointed President of First State Bank in April 1988 and is President of the Company, and his management team focused on (i) strengthening underwriting standards and increasing senior management involvement in loan approvals, (ii) pursuing an aggressive policy of foreclosing upon nonperforming loans and selling the underlying collateral, and (iii) implementing expense and overhead reductions, including eliminating two unprofitable branch offices and one redundant branch and reducing staffing levels in the remaining three branches.

On December 1, 1993, the Company purchased 94.5 percent of the outstanding shares of common stock of the Santa Fe Bank. These selling shareholders included members of the current management and directors of the Company, and two officers of First State Bank.

Since its initial public offering in 1993, the Company has made significant investments in expansion and technology. Since 1993, First State Bank has opened eight new branches which have contributed $116.1 million in deposits and $82.5 million in loans.

In 1996, First State Bank opened a de novo leasing department. Management believes that the leasing department will provide portfolio diversification as well as an additional vehicle for investing deposits resulting from branch expansions. The leasing department had leases and equipment subject to operating leases of approximately $30.5 million and $3.0 million, respectively, as of December 31, 1997.

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

New account relationships. The Company's strategy is to increase its emphasis on relationship banking with small and medium-sized businesses and individual customers across all product lines. The acquisition of many of the Company's local competitors by out-of-state banking companies has reduced the service level offered to customers of those banks and has created an opportunity for the Company to expand its customer base. The Company intends to capitalize on this opportunity by targeting its marketing efforts to those businesses and individuals who prefer the personalized customer service emphasized by the Company.

Community Involvement. First State Bank management and other employees participate actively in a wide variety of civic and community activities and organizations, including local chambers of commerce, a board of education, United Way, Boys and Girls Clubs, and Habitat for Humanity. First State Bank also sponsors a number of community-oriented events each year. The Company believes that these activities assist First State Bank through increased visibility and through development and maintenance of customer relationships.

New Business Opportunities. The Company has and will continue to consider a variety of new banking opportunities, whether through the opening of de novo branches, acquisition of an existing commercial bank or bank holding company, or other opportunities permissible under state and federal banking regulations. Expansion efforts will be focused in areas or markets that are complementary to First State Bank's existing customer base and areas of operation. See "--Growth Strategy."

Increasing Efficiency. Management believes that investments in technology and facilities made since 1993 will allow the Company to grow revenues significantly faster than expenses over the next few years. These investments will allow the Company to expand its asset base without a commensurate increase in noninterest expense.

Asset/Liability Management. The Company's asset/liability management policy is designed to provide stable net interest income growth by protecting its earnings from undue interest rate risk. The Company maintains a strategy of keeping the rate adjustment period on the majority of both assets and liabilities to an earning neutral position, with a substantial amount of these assets and liabilities adjustable in 90 days or less. See "Management's Discussion and Analysis--Asset/Liability Management."

GROWTH STRATEGY

The Company expects to pursue an aggressive growth strategy through a combination of internal growth, de novo branching, and select acquisitions. Several banks that compete with the Company have been acquired by large out-of-state financial institutions since 1993. Management believes that these changes in the competitive environment have caused the acquired banks to significantly alter their operating procedures and their approach to customer service, affording the Company an opportunity to gain profitable new account relationships and to expand existing relationships.

In addition, management believes that there may be attractive opportunities to open new branches and acquire branches of existing or merged institutions in New Mexico. Consolidation in the banking industry and increased regulatory burdens on existing institutions provide a favorable environment for such openings and acquisitions. Management considers a variety of criteria when evaluating potential branch expansion, including (i) the short- and long-term growth prospects for the location, (ii) the management and other resources required to integrate the operations, if desirable, (iii) the degree to which the branch would enhance the geographic diversification of the Company, (iv) the degree to which the branch would enhance the Company's presence in an existing market, and (v) the costs of operating the branch. A future branch site has been acquired in Santa Fe, and the Company is also evaluating other potential locations for new branches, one each in Albuquerque and Belen.

The Company's goal over the next five years is to create a broad-based, well-capitalized, customer-focused New Mexico financial institution with assets of $600.0 million to $1.0 billion. Management believes that a financial institution of this size is large enough to meet the needs of most customers, yet small enough to deliver personal, high-quality service. To accommodate the Company's anticipated growth, management intends to further develop the existing middle management of the Company and further develop its management information systems and other appropriate internal management systems. There can be no assurance, however, that the Company will achieve its growth objectives.

MARKET AREAS AND BANKS

Markets.  First State Bank serves three distinct market areas within New Mexico:
Taos County; the Albuquerque metropolitan area, and Santa Fe. Taos County is a popular year-round recreation and tourist area. Ski and golf resorts in the area attract visitors from throughout the southwestern and western United States. Taos also has an active art community catering to the tourist trade.

The Albuquerque metropolitan area is the largest metropolitan area in New Mexico and is the financial center of the state. It has a diverse economy centered around federal and state government, military, service, and technology industries. Military facilities include Kirtland Air Force Base and Sandia National Laboratories. A number of companies, including Intel, Lockheed Martin, Taco Bell, Sumitomo, General Mills, America On Line and Victoria's Secret, have initiated or expanded operations in the area in the past several years.

Santa Fe is the state capital of New Mexico. Its principal industries are government and tourism. Like Taos, Santa Fe is widely known for its southwestern art galleries and amenities, including the Santa Fe Opera. Santa Fe is one of the largest art markets in the United States, attracting visitors from all parts of the United States and many foreign countries.

First State Bank. The following table sets forth certain information concerning the banking offices of First State Bank as of December 31, 1997.

                                                Number of     Total     Total Loans
                Location                        facilities   Deposits   and Leases
------------------------------------------      ----------   --------   -----------
First State Bank:
     Taos.................................           4       $ 80,749      $ 47,322
     Santa Fe.............................           2         77,813        40,637
     Albuquerque..........................           5        139,485       148,249
     Los Lunas............................           2         19,980        27,208
     Rio Rancho...........................           3         36,280        24,953
                                                ----------   --------   -----------
           Total..........................          16       $354,307      $288,369
                                                ==========   ========   ===========

First State Bank offers a full range of financial services to commercial and individual customers, including checking accounts, short- and medium-term loans, revolving credit facilities, inventory and accounts receivable financing, equipment financing, residential and small commercial construction lending, commercial leases, various savings programs, installment and personal loans, safe deposit services, and credit cards.

The Taos locations provide conventional commercial and SBA loans to established commercial businesses and businesses that support the tourism and skiing industries. The Taos branches also provide a broad range of consumer banking services, including a full complement of deposit and residential construction and other loan services.

The Albuquerque metropolitan area locations primarily serve established commercial businesses and individuals who may require a full range of banking services. In addition to an emphasis on conventional commercial and SBA lending, these locations are active in residential construction lending in the Albuquerque metropolitan area.

The Santa Fe locations primarily serve a diverse group of small to medium-sized business and individual customers, including commercial businesses that support the tourism industry.

The following is a summary of the company's percentage of its deposits to total deposits of FDIC insured institutions in the counties in which it does business as of June 30, 1997:

Taos........  37.01%
Bernalillo..   2.83%
Santa Fe....   5.98%
Sandoval....  12.01%
Valencia....   5.53%

Management believes that its greatest opportunity for growth is in Bernalillo, Santa Fe, Valencia, and Sandoval counties. First State is the largest bank in Taos County, and growth in that market is expected to come from economic growth and not as a result of increased market share.

COMPETITION

First State Bank competes for loans, leases, and deposits with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders, governmental organizations, and other institutions with respect to the scope and type of services offered, interest rates paid on deposits, and pricing of loans, among other things. Many of these competitors have significantly greater financial and other resources than the Company. First State Bank also faces significant competition for investors' funds from sellers of short-term money market securities and other corporate and government securities.

First State Bank competes for loans and leases principally through the range and quality of its services, interest rates, and loan fees. First State Bank believes its personal-service philosophy enables it to compete favorably with other financial institutions in its focus market of small and medium-sized businesses. First State Bank actively solicits deposit-related clients and competes for deposits by offering customers personal attention and professional service.

EMPLOYEES

As of December 31, 1997, the Company had 203 full-time equivalent employees.
The Company places a high priority on staff development, training, and selective hiring. New hires are selected on the basis of both technical skills and customer-service capabilities. Staff development involves intensive training in marketing, customer service, and regulatory compliance. None of the Company's employees is covered by a collective bargaining agreement with the Company, and management believes that its relationship with its employees is good.

OTHER

For a discussion of asset/liability management, the investment portfolio, loan portfolio, nonperforming assets, allowance for loan losses and deposits see Item 6: "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 2:  DESCRIPTION OF PROPERTY

With the exception of its Main and Southside facilities in Taos, the Journal Center facility in Albuquerque, and the Bernalillo facility, which are owned by First State Bank, the Company leases its banking facilities. See Item 12:
"Certain Relationships and Related Transactions." The following table shows the size and age of each of the banking facilities owned or leased by the Company:

                                                           Approximate
                                                         square footage
                                       Approximate     building area now
                       Approximate   square footage       utilized for
                        land area     building area     banking services     Year constructed
                        (sq. ft.)       (sq. ft.)           (sq. ft.)       or last renovated
                     -------------------------------------------------------------------------
Facilities:
Taos
     Main                19,800           8,940               8,940         Renovated 6-93
     Northside           45,215           2,239               2,239         Renovated 9-95
     Questa              17,947           1,050               1,050         Renovated 8-93
     Southside           36,590           5,550               5,550         Renovated 9-92
Santa Fe
     San Mateo           62,334           6,955               6,955         Renovated 11-95
     Downtown             5,100           2,116               2,116         Constructed 12-95
Albuquerque
     Lomas                9,199           9,199               9,199         Renovated 3-95
     Carlisle            16,256           1,880               1,880         Constructed 9-95
     Montgomery          14,514           3,742               3,742         Renovated 11-93
     Sycamore            45,834           5,164               5,164         Constructed 9-94
     Journal Center      88,427          13,200              13,200         Constructed 9-95
Rio Rancho
     Rio Rancho          50,214           5,500               4,000         Constructed 3-95
     Placitas               807             807                 807         Constructed 9-94
     Bernalillo          43,539           4,610               4,610         Constructed 8-96
Los Lunas
     Los Lunas           57,243           4,327               4,327         Constructed 8-95
     Moriarty             1,700           1,700               1,700         Constructed 12-97

ITEM 3:  LEGAL PROCEEDINGS

Periodically and in the ordinary course of business, various claims and lawsuits are brought against the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Company's business. In the opinion of the Company's management, the ultimate liability, if any, resulting from such claims or lawsuits will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

The Company's Common Stock is traded on The Nasdaq Stock Market's National Market under the symbol "FSNM." The following table sets forth, for the periods indicated, the high and low closing sale prices on The Nasdaq Stock Market's National Market as reported by Nasdaq. The Company's Common Stock commenced trading on November 3, 1993. The quotations in the over-the-counter market reflect inter-dealer prices, without retail markup, markdown, or commissions and may not necessarily represent actual transactions.


                                   High    Low
                                -----------------
1997
----
First Quarter                     $16.13  $14.50
Second Quarter                     17.50   12.88
Third Quarter                      20.50   16.50
Fourth Quarter                     21.63   17.00

1996
----
First Quarter                      12.75   11.25
Second Quarter                     13.00   10.88
Third Quarter                      14.00   12.25
Fourth Quarter                     15.25   13.25

1995
----
First Quarter                      11.80    9.20
Second Quarter                     11.80   11.20
Third Quarter                      12.20   10.67
Fourth Quarter                     13.00   11.40


The last reported sale price of the Company's Common Stock on March 11, 1998, was $23.50 per share. As of March 11, 1998, there were approximately 88 shareholders of record, not including shareholders who beneficially own Common Stock held in nominee or street name.

DIVIDEND POLICY

The Company paid cash dividends of $522,870 or $0.21 per share in 1997, $408,489 or $0.20 per share in 1996, and $302,545 or $0.154 per share in 1995, which amounted to 15.70% , 19.82%, and 18.06% of net income in 1997, 1996, and 1995, respectively. The declaration and payment of cash dividends are determined by the Board of Directors in light of the earnings, capital requirements, and financial condition of the Company, and other relevant factors. The ability of the Company to pay cash dividends depends on the amount of cash dividends paid to it by First State Bank and the capital position of the Company. Capital distributions, including dividends, by First State Bank are subject to federal and state regulatory restrictions tied to its earnings and capital.

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

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information concerning the directors and executive officers of the Company.


          Name                 Age                     Company
          ----                 ---                     -------
Michael R. Stanford (1)        45        President, Chief Executive Officer, and Director
H. Patrick Dee                 43        Executive Vice President, Chief Operating Officer,
                                          Secretary, Treasurer, and Director
Brian C. Reinhardt             39        Senior Vice President and Chief Financial Officer
Eloy A. Jeantete (1)           70        Chairman of the Board and Director
Leonard J. DeLayo, Jr. (3)     49        Director
Bradford M. Johnson (1)(2)     47        Director
Douglas M. Smith, M.D.(1)(2)   64        Director
Herman N. Wisenteiner (1)(3)   67        Director
Marshall G. Martin             59        Director
Kevin L. Reid                  37        Director

-------------------------------------
(1)  Member of Executive Committee
(2)  Member of Audit Committee
(3)  Member of Compensation Committee

Each officer of the Company serves at the discretion of the Board of Directors. There are no family relationships among any of the directors, officers, or key employees of the Company. The current authorized number of directors of the Company is ten.

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

H. Patrick Dee has been a Director of the Company since 1991 and presently serves as Executive Vice President, Chief Operating Officer, and
Secretary/Treasurer of the Company, and Executive Vice President and Chief Operating Officer of the Bank, a position he has held since December 1991. Prior to joining the Company,

Mr. Dee spent four years with New Mexico Banquest Corporation and, after its acquisition by Livingston & Co. Southwest L.P. in 1988, with NBA. In 1989, Mr. Dee became Senior Vice President and Chief Financial Officer of Livingston & Co. Southwest, L.P. Mr. Dee is a certified public accountant.

Brian C. Reinhardt, a Senior Vice President and Chief Financial Officer of the Company since 1995, joined the Bank in September 1994. Prior to joining the Bank, Mr. Reinhardt was a Senior Manager with KPMG Peat Marwick LLP. Mr. Reinhardt joined KPMG Peat Marwick LLP in 1984.

Eloy A. Jeantete, a Director of the Company since August 1993 and Chairman of the Board since January 1994, joined the Bank 50 years ago as a bookkeeper and has spent his entire working career with the Bank rising to his present position of Chairman of the Board of the Company. As a lifetime resident of Taos, N.M., Mr. Jeantete has accumulated a long list of civic achievements and community involvement, culminating with his election in 1990 as Mayor of Taos, New Mexico, a position he held until March 1994.

Leonard J. DeLayo, Jr., a Director of the Company since November 1993, served as a director of First State Bank from 1988 to January 1992. Mr. DeLayo has been engaged in a general corporate and commercial law practice in New Mexico since 1974 and is the President and sole shareholder of Leonard J. DeLayo, Jr., P.C., which currently provides legal services to the Company and the Bank as outside counsel. Mr. DeLayo is President of the Albuquerque Board of Education. See "Certain Business Relationships--Legal Services."

Bradford M. Johnson, a Director of the Company since November 1993, is President of Heron Hill Corporation, a private company engaged in investments and financial consulting. From 1991 to November 1993, Mr. Johnson was a partner and Director of Research of Sterne, Agee & Leach, Inc., an investment banking firm in Atlanta, Georgia. Mr. Johnson studied at the University of Paris-Sorbonne from 1987 to 1991.

Douglas M. Smith, M.D., a Director of the Company since November 1993, is a Board Certified radiologist and the owner/general partner of The Historic Taos
Inn, Taos, New Mexico.   Dr. Smith is the co-founder and former President of
Palm Beach Imaging, Inc., West Palm Beach, Florida, and a former member of the Board of Directors of the PIE Medical Insurance Co., a physician-owned medical malpractice insurance company headquartered in Cleveland, Ohio.

Herman N. Wisenteiner, a Director of the Company since November 1993, is President and Chief Executive Officer of Horn Distributing Company, a real estate holding company which he founded in 1971 in Santa Fe, New Mexico. In addition to his many civic activities in northern New Mexico, from 1984 to 1993 Mr. Wisenteiner was also Chairman and Chief Executive Officer of CLX Exploration Inc., a publicly traded oil and natural gas exploration and production company headquartered in Denver, Colorado and served as a Director of First Interstate Bank, Santa Fe, New Mexico from 1980 to 1993. See "Certain Business Relationships--Santa Fe Branch Location."

Marshall G. Martin, a Director of the Company since June 1997, is a senior partner with the law firm of Hinkle, Cox, Eaton, Coffield & Hensley L.L.P., a position he has held since June 1997, and prior to January of 1997. For the period from January 1997 through June 1997 Mr. Martin was Vice President-General Counsel of Solv-Ex Corporation (On August 1, 1997, Solv-Ex Corporation filed a Chapter 11 petition in bankruptcy). Hinkle, Cox, Eaton, Coffield & Hensley L.L.P., is the Company's corporate counsel. See "Certain Business Relationships--Legal Services." Mr. Martin is involved in a variety of civic organizations.

Kevin L. Reid, was appointed by the Board of Directors to fill a vacancy created by the resignation of Manuel Lujan, Jr. Mr. Reid will complete the term created by that resignation which runs until the 1999 annual meeting. Mr. Reid is President and Owner of Reid & Associates, a design/build construction company, a position he has held since 1997, when he assumed the presidency of Reid & Elliott and changed the name of the Company to Reid & Associates. Mr. Reid co-founded Reid and Elliott in 1991.

Committees. The Board of Directors has an Executive Committee, an Audit Committee and a Compensation Committee. The members of the Audit Committee and Compensation Committee are outside directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors, and persons who own more than 10% of a registered class of the Company's equity securities and certain other affiliated persons to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such forms furnished to the Company, or written representations that no other forms were required, the Company believes that during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

ITEM 10:  EXECUTIVE COMPENSATION.

The following tables set forth the compensation paid by the Company to the two executive officers of the Company and one officer of the bank subsidiary who received in excess of $100,000 in cash compensation.

                                                                        Long Term Compensation
                                                                        ----------------------
                                             Annual Compensation                 Stock
Name and                       -----------------------------------------
Principal Position             Year  Salary ($)  Bonus ($)  Other ($)(1)  Options Granted (#)
--------------------------------------------------------------------------------------------
Michael R. Stanford            1997   $220,833       --      $50,405            20,000
  President and Chief          1996   $183,333   $ 24,000    $41,621                 0
  Executive Officer            1995   $175,000   $ 45,000    $42,636                 0
H. Patrick Dee                 1997   $154,583       --      $46,097            10,000
  Secretary and                1996   $130,000   $ 16,000    $42,836                 0
  Treasurer                    1995   $116,250   $ 30,000    $39,369                 0
W. Gary Millhollon
  Senior Vice President
  Bank Subsidiary              1997   $ 70,000   $126,874    $ 8,100                 0
  Leasing division             1996   $ 86,575   $ 20,830    $ 6,000                 0
-----------------------------

(1) Represents insurance premiums paid by the Company on behalf of the employee, amounts contributed by the Company to the employee's Section 401(k) plan, auto allowance, and dues.

                   Aggregated Option Exercises in Fiscal Year
                   ------------------------------------------
                       and Fiscal Year-End Options Value
                       ---------------------------------

                                                     Number of
                                                Unexercised Options        Value of In-the-Money
                         Shares        Value      at 12/31/97 (#)          Options at 12/31/97
                       Acquired on    Realized      Exercisable/           ($) (1) Exercisable/
Name                   Exercise (#)     ($)        Unexercisable               Unexercisable
------------------------------------------------------------------------------------------------------
Michael R. Stanford     43,500       $470,253         73,112                     $935,643
                                                      16,000                     $ 66,000
H. Patrick Dee              --             --         45,750                     $575,906
                                                       8,000                     $ 33,000
---------------------

(1) The closing price of the Company's Common Stock on December 31, 1997, was $21.375 per share.

                        Option/SAR Grants in Last Fiscal Year
                                 [Individual Grants]
-------------------------------------------------------------------------------------
                                       Percent of total
                         Number of       options/SARs
                        securities        granted to
                        underlying       employees in      Exercise or
        Name           options/SARs      fiscal year          base         Expiration
                       granted (#)(1)                     price ($/Sh)        date
-------------------    --------------  ----------------   ------------     ----------
Michael R. Stanford       20,000           17.48%            $17.25         7/25/2007
H. Patrick Dee            10,000            8.74%            $17.25         7/25/2007

------------
(1) The closing market price for the Company's Common Stock on July 25, 1997, the date the Board granted the stock options, approximately 80% of which are subject to stockholder ratification, was $17.25 per share. Since that date, the market price of the Company's Common Stock underlying the options has increased. On December 31, 1997, the closing price for the Company's Common Stock was $21.38.


EXECUTIVE INSURANCE

First State Bank has key-person insurance policies on each of Messrs. Stanford and Dee. Under these policies, First State Bank is named as beneficiary of $695,662 of term life insurance on Mr. Stanford and $428,545 of term life insurance on Mr. Dee (the "Term Life Policies"). In addition, First State Bank also pays the premiums on $804,338 of additional whole life insurance for Mr. Stanford and $771,455 for Mr. Dee under which each of these individuals is able to name the beneficiary (the "Whole Life Policies"). Under the provisions of the Term Life Policies the amount of term insurance under each policy is gradually decreased over a period of 10 years. However, First State Bank's premium payments are kept level during the entire 10 year period with the excess premiums from the Term Life Policies being applied to the Whole Life Policies. As a result of the increasing portion of the premiums which are allocated to the Whole Life Policies, at the end of the 10 year period the Whole Life Policies are fully paid. Upon termination of employment, the Whole Life Policies would be transferable to Messrs. Stanford or Dee, as the case may be, who could elect to continue making the premium payment if such termination occurred prior to the tenth year of the policy. The annual premium which will be paid for the Whole Life Policies will constitute compensation to such individuals.

STOCK OPTION AGREEMENT

Under the terms of a stock option agreement, Michael R. Stanford can exercise an option to purchase 6,612 shares of Common Stock at a price of $5.01 per share. As originally granted, the option allowed Mr. Stanford to purchase up to 10% of the common stock of New Mexico Bank Corporation ("NMBC"), the parent holding company of NBA, at the book value of the NMBC common stock as of November 19, 1990. In December 1991, the option was converted to an option to purchase the Company's Common Stock when NMBC was merged into the Company. The option may be exercised at any time by Mr. Stanford and will expire on October 12, 2003.

EXECUTIVE INCOME PROTECTION PLAN

The Company has an Executive Income Protection Plan (the "Plan") with the
following participants:   Patrick G. Cahalan, H. Patrick Dee, Brian C.
Reinhardt, and Michael R. Stanford, which provides for benefits upon a Control Change. Following a Control Change (as defined in the Plan), the Plan provides for a three-year employment term and specifies the employee's position, salary, bonus, and benefits payable during that period. If the employee (i) resigns;
(ii) is discharged for any reason other than cause, death, or disability; (iii) experiences a Reduction in Position (as defined in the Plan) within a three-year period beginning on the date of the Control Change, then the employee shall have income protection benefits consisting of (a) a compensation benefit, payable in a single sum, equal to three times his Compensation (as defined in the Plan) in the case of Messrs. Dee and Stanford and two times his Compensation in the case of Messrs. Cahalan and Reinhardt; (b) the same level of fringe benefits as existed on the date of the Control Change for a period ending three years after the Control Change including, without limitation, any plan or arrangement to receive and exercise stock options and/or stock appreciation rights, restricted stock or grants thereof in which the employee is participating on the date of the Control Change (or plans or arrangements providing him with substantially similar benefits); (c) an amount equal to the employee's non-vested accrued benefit in the Company's retirement plans, determined as of the last valuation date under such plans, if the employee is not fully vested under the terms of such plans; (d) up to a maximum of 30 percent of his Compensation for out-placement services for the employee; and (e) a lump sum payment at the same time as the compensation payment described in (a) above, if the Company has purchased a split-dollar life insurance policy on the life of an employee.

"Control Change" is defined in the Plan as (i) a sale or sales (including an exchange) of shares of the Company, other than pursuant to a public offering, at one or more times by the Company, a stockholder or stockholders of the Company, or by any combination of the foregoing, which in the aggregate results in the beneficial ownership of more than 50% of the combined voting power of the Company's outstanding securities after the sale or sales by one or more stockholders who were not stockholders of the Company on April 19, 1996 (the effective date of the Plan), and who were not controlled after the sale or sales, directly or indirectly, by one or more of the stockholders of the Company on April 19, 1996; (ii) a sale or sales by the Company of all or substantially all of its assets to one or more persons or entities who were not stockholders of the Company on April 19, 1996, and who are not controlled after the sale or sales, directly or indirectly, by one or more of such stockholders; or (iii) a merger or other combination in which the Company is either the surviving or disappearing corporation, which results in the beneficial ownership of more than 50% of the combined voting power of the outstanding securities of the surviving corporation by one or more persons or entities which were not stockholders of the Company on April 19, 1996, and which are not controlled after such merger or other combination, directly or indirectly, by one or more of such stockholders;
(iv) the approval by the stockholders of the Company of any plan or proposal to liquidate or dissolve the Company; or (v) during any period of two consecutive years, individuals who at the beginning of the period constitute the entire Board of Directors of the Company cease for any reason to constitute a majority thereof, unless the election or the nomination for election by the Company's stockholders of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

"Compensation" means the sum of; (i) the employee's average taxable compensation from the Company; (ii) the employee's average elective salary reduction contributions to plans under Internal Revenue Code (the "Code") Sections 401(k) and/or 125; and (iii) the product of the average percentage of covered payroll contributed by the Company to the Company's 401(k) profit sharing plan multiplied by the sum of (i) and (ii) in each case for the five calendar years preceding the Control Change.

"Reduction in Position" shall occur if an employee (i) is removed as an officer or director; (ii) experiences a significant decrease in managerial or supervisory authority; (iii) experiences a reduction in salary or bonus; (iv) is required by the Company to relocate to an office more than 50 miles from his location before the Control Change; (v) is reduced in the rate of his awards under any stock option plan in effect before the Control Change; (vi) experiences a material adverse change in his terms and conditions of employment.

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

The aggregate cost to the Company of the requirements for payments to employees covered under the Plan (including the cost of early vesting under employee plans) would not exceed $2.5 million.

COMPENSATION OF DIRECTORS

Each director who is not an employee of the Company (the "Outside Directors") is paid an annual fee of $3,000 and a per meeting fee of $500 and will be reimbursed for expenses incurred in attending meetings of the Board of Directors and the committee meetings of the Board of Directors.

SECTION 401(k) PLAN

In 1991 the Company adopted a tax-qualified profit sharing 401(k) plan (the "Saving Plan") covering all employees who have attained 21 years of age and have completed one year of service with the Company. Each participant in the Saving Plan may reduce his or her salary by as much as the lesser of 20% of his or her compensation or $9,500, in 1997. The dollar limit is adjusted each year for inflation. The Company is required to make matching contributions of up to 50% of the first 6% of a participant's deferred compensation up to a maximum of 3%. The Company may, but is not required to, contribute additional amounts to the Saving Plan. Any such additional amounts are allocated to the accounts of participants who were active participants on the last day of the plan year or who retired or died or were disabled during the plan year. The allocation is in proportion to the eligible participants' compensation. During 1997, 1996, and 1995, First State Bank made contributions to the Saving Plan of $125,000, $106,000, and $70,000, respectively.

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

INCENTIVE PLANS

Effective October 5, 1993, the Company adopted the First State Bancorporation 1993 Stock Option Plan (the "Stock Option Plan"), which provides for the granting of options to purchase up to 225,000 shares of the Company's common stock. Exercise dates and prices for the options are set by a committee of the Board of Directors. The Stock Option Plan also provides that options other than those qualifying as incentive stock options may be granted. On July 25, 1997, the Board of Directors approved increasing the number of options available for grant by 175,000. This action must be approved by a vote of the common stockholders before grant of those options becomes effective. On July 25, 1997, the Board of Directors granted 113,400 options at a price of $17.25 per share; 90,720 of these options are subject to stockholder approval of the increase in number of options available for grant. Vesting of these options is 20 percent at the date of grant and 20 percent per year thereafter until fully vested.

The Stock Option Plan is administered by a committee composed of disinterested members of the Board of Directors (the "Committee"). Subject to the terms of the Stock Option Plan, the Committee determines the persons to whom awards are granted, the type of award granted, the number of shares granted, the vesting schedule, the type of consideration to be paid to the Company upon exercise of options, and the term of each option (not to exceed ten years).

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

The Stock Option Plan provides that the total number of shares covered by the plan, the number of shares covered by each option, and the exercise price per share may be proportionately adjusted by the Board of Directors or the Committee in the event of a stock split, reverse stock split, stock dividend, or similar capital adjustment effected without receipt of consideration by the Company.

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

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 11, 1998, by (i) each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, based on information furnished by such owners, the Company believes that the stockholders listed below have sole investment and voting power with respect to their shares. Unless otherwise indicated, the address of such person is the Company's address, 7900 Jefferson N.E., Albuquerque, New Mexico 87109.

            Name               Number of Shares Owned (1)   Percentage of Shares Owned
--------------------------------------------------------------------------------------
Financial Stocks, Inc.
507 Carew Tower
441 Vine Street
Cincinnati, Ohio 45202                        174,134               6.73%
John Hancock Advisors, Inc.
101 Humington Avenue
Boston, MA  02199                             190,125               7.35%
First Union Corporation
One First Union Center
Charlottee, NC 28288-0137                     144,261               5.58%
Michael R. Stanford                           100,522(2)            3.79%
H. Patrick Dee                                 59,801(3)            2.26%
Eloy A. Jeantete                                1,000                *
Leonard J. DeLayo, Jr.                         86,893(4)            3.34%
Bradford M. Johnson                           164,008               6.34%
Douglas M. Smith, M.D.                         23,750                *
Herman N. Wisenteiner                           9,562                *
Marshall G. Martin                                350                *
Kevin L. Reid                                      --                --
All executive officers and
 directors as a group (12                     494,314              17.97%
 persons)
-----------------------------

* Less than 1%

(1) Includes shares of Common Stock issuable on conversion of 7.5% Convertible Debentures.
(2) Includes 6,612 shares that are subject to an option exercisable at $5.01 per share, 62,500 shares that are subject to an option which is exercisable at $8.40 per share, and 4,000 shares that are subject to an option exercisable at $17.25 per share.
(3) Includes 43,750 shares that are subject to an option which is exercisable at $8.40 per share, and 2,000 shares that are subject to an option exercisable at $17.25 per share.
(4) Includes 12,500 shares that are subject to an option which is exercisable at $8.40 per share.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CREDIT TRANSACTIONS

The executive officers, directors and principal stockholders of the Company and the Bank, and members of their immediate families and businesses in which these individuals hold controlling interests, are customers of the Bank and it is anticipated that such parties will continue to be customers of the Bank in the future. Credit transactions with these parties are subject to review by the Bank's Board of Directors. All outstanding loans and extensions of credit by the Bank to these parties were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and in the opinion of management did not involve more than the normal risk of collectability or present other unfavorable features. At December 31, 1997, the aggregate balance of the Bank's loans and advances under existing lines of credit to these parties was $1,180,868, or 0.41% of the Bank's total loans. All payments of principal and interest on these loans are current. These loans represented 4.26% of the Company's equity as of December 31, 1997.

LEGAL SERVICES

Mr. DeLayo was a director of First State Bank from 1988 through January 1992, was a director of the Santa Fe Bank from March 1993 to June 1994 and was appointed as a director of the Company in November 1993. Mr. DeLayo acts as general counsel to the Company and First State Bank. Mr. DeLayo and his firm, Leonard J. DeLayo, P.C., are involved in representing the Company in numerous collection matters. The Company paid Mr. DeLayo's firm approximately $205,000, $146,000, and $187,000 for its services in 1997, 1996 and 1995.

Marshall G. Martin was elected to the Board as a director in June 1997. Mr Martin is a partner in the firm of Hinkle, Cox, Eaton, Coffield & Hensley, L.L.P., which serves as the Company's corporate counsel. The Company paid Hinkle, Cox, Eaton, Coffield & Hensley, L.L.P., approximately $85,000 for its services in 1997.

SANTA FE BRANCH LOCATION

The Downtown Santa Fe location was constructed on land owned by Herman Wisenteiner, a Director of the Company. The Company is leasing the site from Mr. Wisenteiner for an initial term of 15 years. Lease payments made to Mr. Wisenteiner were $61,800 for 1997 and $60,000 in 1996, respectively. In the opinion of management, the lease is on terms similar to other third-party commercial transactions in the ordinary course of business.

ITEM 13(a):  EXHIBITS.

Exhibit

Number    Description of Exhibits
--------  --------------------------
 3.1      Restated Articles of Incorporation of First State Bancorporation (1)
 3.2      Articles of Amendment to the Restated Articles of Incorporation of
          First State Bancorporation.(5)
 3.3      Bylaws of First State Bancorporation. (5)
 4.1      Shareholder Protection Rights Agreement dated October 25, 1996. (3)
 4.2      Form of Indenture relating to the 7 1/2% Convertible Subordinated
          Debentures Due 2017 of First State Bancorporation.
 4.3      Specimen Convertible Subordinated Debenture (found at Article II of the Form of Indenture filed as Exhibit 4.2.)
10.1      Stock Option Plan of the Company (2)
10.2      Stock Option Agreement with Michael R. Stanford (2)
10.3      Executive Income Protection Plan (4)
  22      Subsidiaries of the Small Business Issuer (1)
  23      Consent of KPMG Peat Marwick L.L.P. (5)
  27      Financial Data Schedule (5)
____________________

(1) Incorporated by reference from the Company's Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2) Incorporated by reference from the Company's Registration Statement on Form SB-2, November 3, 1993. Commission File No. 33-68166, declared effective
(3) Incorporated by reference from the Company's Form 10-QSB for the quarter ended September 30, 1996.
(4) Incorporated by reference from the Company's Form 10-QSB for the quarter ended June 30, 1996.
(5)  Filed Herewith

ITEM 13(b):  REPORTS ON FORM 8-K.

None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FIRST STATE BANCORPORATION



                                      By: Michael R. Stanford
                                         -------------------------------
                                         Michael R. Stanford, President

In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates stated.

       Signatures                             Title                           Date
---------------------------------------------------------------------------------------
                              President and Chief Executive Officer
  Michael R. Stanford     and a Director  (Principal Executive Officer)  March 19, 1998
------------------------                                               ----------------
Michael R. Stanford

  Eloy A. Jeantete                          Director                     March 19, 1998
------------------------                                               ----------------
Eloy A. Jeantete

 Leonard J. DeLayo, Jr.                     Director                     March 19, 1998
------------------------                                               ----------------
Leonard J. DeLayo, Jr.

  Bradford M. Johnson                       Director                     March 19, 1998
------------------------                                               ----------------
Bradford M. Johnson

 Douglas M. Smith, M.D.                     Director                     March 19, 1998
------------------------                                               ----------------
Douglas M. Smith, M.D.

  Herman N. Wisenteiner                     Director                     March 19, 1998
------------------------                                               ----------------
Herman N. Wisenteiner

    H. Patrick Dee             Secretary, Treasurer and a Director       March 19, 1998
------------------------                                               ----------------
H. Patrick Dee

Brian C. Reinhardt                Senior Vice President and CFO          March 19, 1998
------------------------                                               ----------------
Brian C. Reinhardt

   Marshall G. Martin                       Director                     March 19, 1998
------------------------                                               ----------------
Marshall G. Martin

    Kevin L. Reid                           Director                     March 19, 1998
------------------------                                               ----------------
Kevin L. Reid

                   FIRST STATE BANCORPORATION AND SUBSIDIARY
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Financial Highlights......................................................    1

Management's Discussion and Analysis of Financial Condition and Results       2
 of Operations............................................................

Independent Auditors' Report..............................................   13

Consolidated Balance Sheets as of December 31, 1997, and 1996.............   14

Consolidated Statements of Operations for the Years Ended December 31,
 1997, 1996, and 1995.....................................................   15

Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 1997, 1996, and 1995........................................   16

Consolidated Statements of Cash Flows for the Years Ended December 31,
 1997, 1996, and 1995.....................................................   17

Notes to Consolidated Financial Statements................................   18

                                                                                FINANCIAL HIGHLIGHTS
                                                                              Years ended December 31,
                                                         ----------------------------------------------------------------
                                                              1997         1996         1995         1994         1993
                                                           -----------  -----------  -----------  -----------  -----------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Interest Income                                            $   31,765   $   25,681   $   20,692   $   15,623   $   10,922
Interest expense                                               12,272        9,617        7,385        4,666        3,341
                                                           ----------   ----------   ----------   ----------   ----------
Net interest income                                            19,493       16,064       13,307       10,957        7,581
Provision for loan and lease losses                             1,537        1,231          418          248          267
                                                           ----------   ----------   ----------   ----------   ----------
Net interest income after provision for loan and lease
 losses                                                        17,956       14,833       12,889       10,709        7,314

Net gain (loss) on call or sale of securities                      --           10          (19)          (3)          12
Other noninterest income                                        4,474        2,924        1,702        1,708        1,192
Loss from credit card processing operation                         --           --       (1,208)        (158)          --
Noninterest expense                                            17,426       14,590       10,926        9,615        6,723
                                                           ----------   ----------   ----------   ----------   ----------
Income before income taxes and minority interest                5,004        3,177        2,438        2,641        1,795
Income tax expense (benefit)                                    1,674        1,116          763          240          (17)
                                                           ----------   ----------   ----------   ----------   ----------
Income before minority interest                                 3,330        2,061        1,675        2,401        1,812
Minority interest                                                  --           --           --          (10)          (1)
                                                           ----------   ----------   ----------   ----------   ----------
Net income                                                 $    3,330   $    2,061   $    1,675   $    2,391   $    1,811
                                                           ==========   ==========   ==========   ==========   ==========
PER SHARE DATA:
Net income per diluted share                               $     1.21   $     0.90   $     0.78   $     1.06   $     1.21
Book Value                                                      10.73         9.69         8.88         8.04         6.97
Tangible book value                                             10.40         9.26         8.27         7.50         6.27
Dividends paid                                                  0.210        0.200        0.154        0.064           --
Market price end of period                                     21.375       15.000       12.125        9.600        9.600
Average diluted common shares outstanding                   3,203,084    2,605,282    2,570,231    2,569,051    1,537,573
AVERAGE BALANCE SHEET DATA:
Total assets                                               $  361,970   $  285,628   $  229,382   $  186,886   $  140,083
Loans and leases                                              272,816      218,776      164,172      133,685      102,974
Investment securities                                          48,795       35,611       34,250       32,211       21,642
Federal funds sold                                              5,500        2,770        6,717        3,842        3,954
Deposits                                                      309,767      242,366      195,079      160,226      126,989
Stockholders' equity                                           24,683       18,313       16,817       14,723        9,031
PERFORMANCE RATIOS:
Return on average assets                                         0.92%        0.72%        0.73%        1.28%        1.29%
Return on average common equity                                 13.49        11.25         9.96        16.24        20.05
Net interest margin                                              5.96         6.25         6.49         6.46         5.89
Efficiency ratio                                                72.71        76.84        72.80        76.00        76.64
Earnings to fixed charges:
     Including interest on deposits                             1.40x        1.33x        1.49x        1.60x        1.54x
     Excluding interest on deposits                              4.30         3.56         4.76         5.34        11.20
ASSET QUALITY RATIOS:
Nonperforming assets to total loans, leases and other
 real estate owned                                               1.57%        1.17%        1.60%        1.17%        1.99%

Net charge-offs to average loans and leases                      0.28         0.26         0.02         0.17         0.25
Allowance for loan and lease losses to total loans               1.14         1.00         1.01         0.98         1.18
Allowance for loan and lease losses to
 nonperforming loans                                           101.52       153.52        81.58       290.12       201.26

CAPITAL RATIOS:
Leverage ratio                                                   6.65%        6.17%        6.55%        7.06%        7.21%
Average stockholders' equity to average total assets             6.82         6.41         7.33         7.88         6.45
Tier 1 risk-based capital ratio                                  8.30         7.40         7.80         9.04         9.83
Total risk-based capital ratio                                  13.38         8.30         8.70         9.90        10.96

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF
       OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

GENERAL

  The Company's net income increased to $3.3 million in 1997, from $2.1 million in 1996, and $1.7 million in 1995. The increase in net income was primarily due to an increase in net interest income to $19.5 million in 1997, from $16.1 million in 1996, and $13.3 million in 1995, which was primarily the result of an increase in average loans to $272.8 million, $218.8 million, and $164.2 million at December 31, 1997, 1996, and 1995, respectively. The increase in net interest income was partially offset by increases in non-interest expense to $17.4 million in 1997, from $14.6 million in 1996, and $10.9 million in 1995. The increases in net interest income and non-interest expense resulted primarily from the Company's expansion efforts since its initial public offering in 1993. Total assets have grown to $401.0 million in 1997, from $325.0 million in 1996. Total deposits have grown to $345.6 million in 1997, from $277.4 million in 1996.

NET INTEREST INCOME

  The primary component of earnings for financial institutions is net interest income. Net interest income is the difference between interest income, principally from loan, lease, and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread, and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the years ended December 31, 1997, 1996, and 1995, the Company's average interest-earning assets were $327.1 million, $257.2 million, and $205.1 million, respectively. For the same periods, the Company's net interest margins were 5.96%, 6.25%, and 6.49%.

  During the years ended December 31, 1997, 1996, and 1995, the Company's net interest income increased by $3.4 million to $19.5 million or 21.12% in 1997 from 16.1 million in 1996, which was an increase of $2.8 million or 21.05% from $13.3 million in 1995. These increases were due to a $54.0 million or 24.68% increase in average loans to $272.8 million in 1997 from $218.8 million in 1996, a $54.6 million or 33.25% increase from $164.2 million in 1995. This increase in volume was partially offset by a decrease in the average yield on earning assets and the increase in investment securities as a percentage of total assets. The Company's average yield on earning assets decreased to 9.71% in 1997, from 9.99% in 1996, and 10.09% in 1995. The decrease in average yield was due principally to decreased average rates on both real estate-mortgage and construction loans, which was due to reduced loan fees resulting from increased competition for these products in the Company's market area. Management anticipates that such pressures will continue in 1998.

  The following tables set forth, for the periods indicated, information with respect to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense from interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin, and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company. No tax equivalent adjustments were made and all average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

                                                                      YEARS ENDED DECEMBER 31,
                                  -------------------------------------------------------------------------------------------------
                                                     1997                                  1996                        1995
                                  ------------------------------------------  -------------------------------  --------------------
                                             INTEREST    AVERAGE              INTEREST    AVERAGE              INTEREST    AVERAGE
                                   AVERAGE   INCOME OR  YIELD OR    AVERAGE   INCOME OR  YIELD OR    AVERAGE   INCOME OR  YIELD OR
                                   BALANCE    EXPENSE     COST      BALANCE    EXPENSE     COST      BALANCE    EXPENSE     COST
                                  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                       (DOLLARS IN THOUSANDS)

ASSETS
Loans and leases:
 Commercial.....................  $ 41,771       4,230     10.13%  $ 31,164     $ 3,152     10.11%  $ 18,503     $ 1,885     10.19%
 Real estate--mortgage..........   152,387      15,487     10.16    130,347      13,500     10.36     99,566      10,552     10.60
 Real estate--construction......    40,603       4,830     11.90     36,320       4,533     12.48     37,235       4,918     13.21
 Consumer.......................    14,789       1,748     11.82     12,017       1,413     11.76      8,535         907     10.63
 Leases.........................    22,868       2,133      9.33      8,607         725      8.42         --          --        --
 Other..........................       398          --        --        321          --        --        333          --        --
                                  --------     -------    ------   --------     -------    ------   --------     -------    ------
  Total loans and leases........   272,816      28,428     10.42    218,776      23,323     10.66    164,172      18,262     11.12
Allowance for loan and lease
 losses.........................    (2,981)                          (2,181)                          (1,636)
Securities:
 U.S. government................    43,860       2,758      6.29     30,656       1,916      6.25     30,925       1,850      5.98
 State and political
  subdivisions:
  Nontaxable....................     3,196         172      5.38      3,607         198      5.49      2,293         136      5.93
  Taxable.......................        26           2      7.69         35           3      8.57        145          13      8.97
  Other.........................     1,713         105      6.13      1,313          96      7.31        887          45      5.07
                                  --------     -------    ------   --------     -------    ------   --------     -------    ------
   Total securities.............    48,795       3,037      6.22     35,611       2,213      6.21     34,250       2,044      5.97
Federal funds sold..............     5,500         300      5.45      2,770         145      5.23      6,717         387      5.76
                                  --------     -------    ------   --------     -------    ------   --------     -------    ------
   Total interest-earning
    assets......................   327,111      31,765      9.71%   257,157      25,681      9.99%   205,139      20,693     10.09%
Noninterest-earning assets:
 Cash and due from banks........    16,066                           13,158                           12,004
 Other .........................    21,774                           17,494                           13,875
                                  --------                         --------                         --------
 Total noninterest-earning          37,840                           30,652                           25,879
  assets........................  --------                         --------                         --------
   Total assets.................  $361,970                         $285,628                         $229,382
                                  ========                         ========                         ========
LIABILITIES AND STOCKHOLDERS'
 EQUITY
Deposits:
 Interest-bearing demand
  accounts......................  $ 47,175       1,150      2.44%  $ 46,737     $ 1,097      2.35%  $ 45,752     $ 1,224      2.68%
 Certificates of deposit........   133,105       7,466      5.61    102,078       5,777      5.66     72,681       4,015      5.52
 Money market savings accounts..    51,881       1,584      3.05     31,210       1,023      3.28     23,375         758      3.24
 Regular savings accounts.......    18,902         558      2.95     16,174         478      2.96     14,544         418      2.87
                                  --------     -------    ------   --------     -------    ------   --------     -------    ------
  Total interest-bearing
   deposits.....................   251,063      10,758      4.28    196,199       8,375      4.27    156,352       6,415      4.10
Short-term borrowings...........    13,537         661      4.88     17,006         855      5.03      9,804         536      5.47
Notes payable...................       916          83      9.06        226          19      8.41        240          18      7.50
Convertible subordinated debt...    10,432         766      7.34      5,500         362      6.58      5,750         405      7.04
Capital leases..................        42           4      9.52         60           5      8.33        100          12     12.00
                                  --------     -------    ------   --------     -------    ------   --------     -------    ------
  Total interest-bearing
   liabilities..................   275,990      12,272      4.45%   218,991       9,616      4.39%   172,246       7,386      4.29%
Noninterest-bearing demand
 accounts.......................    58,704                           46,167                           38,727
Other noninterest-bearing            2,593                            2,157                            1,592
 liabilities....................  --------                         --------                         --------
  Total liabilities.............   337,287                          267,315                          212,565
Stockholders' equity............    24,683                           18,313                           16,817
                                  --------                         --------                         --------
Total liabilities and
 stockholders' equity...........  $361,970                         $285,628                         $229,382
                                  ========     -------             ========     -------             ========     -------
Net interest income.............               $19,493                          $16,065                          $13,307
                                               =======                          =======                          =======
Net interest spread.............                            5.26%                            5.60%                            5.80%
Net interest margin.............                            5.96                             6.25                             6.49
Ratio of average
 interest-earning assets
 to average interest-bearing
 liabilities....................                          118.52                           117.43                           119.10

  Loan fees of $1.9 million, $1.9 million, and $1.7 million, are included in interest income for the years ended December 31, 1997, 1996, and 1995, respectively.

  The following table illustrates the changes in the Company's net interest income due to changes in volume and changes in interest rate. Changes attributable to the combined effect of volume and interest rates have been included in the changes due to volume.

                                                                        YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------------
                                                                1997 VS. 1996              1996 VS. 1995
                                                             INCREASE (DECREASE)        INCREASE (DECREASE)
                                                             DUE TO CHANGES IN           DUE TO CHANGES IN
                                                         ------------------------   -------------------------
                                                         VOLUME    RATE    TOTAL     VOLUME   RATE    TOTAL
                                                         -------  ------  -------   -------  ------  --------
                                                                        (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Loans and leases:
  Commercial  .......................................    $1,073   $   5   $1,078     $1,290   $  (23)  $1,267
  Real estate--mortgage  ............................     2,283    (296)   1,987      3,262     (314)   2,948
  Real estate--construction  ........................       535    (238)     297       (121)    (264)    (385)
  Consumer  .........................................       326       9      335        370      136      506
  Leases ............................................     1,201     207    1,408        725       --      725
                                                         ------   -----   ------     ------    -----   ------
     Total loans and leases  ........................     5,418    (313)   5,105      5,526     (465)   5,061
Securities:
  U.S. government  ..................................       825      17      842        (16)      82       66
  States and political subdivisions:
     Nontaxable  ....................................       (23)     (3)     (26)        78      (16)      62
     Taxable  .......................................        (1)     --       (1)       (10)      --      (10)
  Other  ............................................        29     (20)       9         22       29       51
                                                         ------   -----   ------     ------    -----   ------
     Total securities  ..............................       830      (6)     824         74       95      169
  Federal funds sold  ...............................       143      12      155       (227)     (15)    (242)
                                                         ------   -----   ------     ------    -----   ------
     Total interest-earning assets  .................     6,391    (307)   6,084      5,373     (385)   4,988
                                                         ------   -----   ------     ------    -----   ------

INTEREST-BEARING LIABILITIES
Deposits:
  Interest-bearing demand accounts  .................        10      43       53         26     (153)    (127)
  Certificates of deposit  ..........................     1,756     (67)   1,689      1,624      139    1,763
  Money market savings accounts  ....................       678    (117)     561        254       11      265
  Regular savings accounts  .........................        81      (1)      80         47       13       60
                                                         ------   -----   ------     ------    -----   ------
     Total interest-bearing deposits  ...............     2,525    (142)   2,383      1,951       10    1,961
Short-term borrowings  ..............................      (174)    (20)    (194)       394      (75)     319
Notes payable  ......................................        58       6       64         (1)       2        1
Convertible subordinated debt  ......................       325      79      404        (18)     (25)     (43)
Capital leases  .....................................        (1)     --       (1)        (5)      (2)      (7)
                                                         ------   -----   ------     ------    -----   ------
     Total interest-bearing liabilities  ............     2,733     (77)   2,656      2,321      (90)   2,231
                                                         ------   -----   ------     ------    -----   ------
     Total increase (decrease) in net interest
      income  .......................................    $3,658   $(230)  $3,428     $3,052   $ (295)  $2,757
                                                         ======   =====   ======     ======    =====   ======

ASSET/LIABILITY MANAGEMENT

  The Company's results of operations depend substantially on its net interest income. Like most financial institutions, the Company's interest income and cost of funds are affected by general economic conditions and by competition in the marketplace.

  The purpose of asset/liability management is to provide stable net interest income growth by protecting the Company's earnings from undue interest rate risk. Exposure to interest rate risk arises from volatile interest rates and changes in the balance sheet mix. The Company maintains an asset/liability management policy that provides guidelines for controlling exposure to interest rate risk. The Company's policy is to control the exposure of its earnings to changing interest rates by generally maintaining a position within a narrow range around an "earnings neutral position," which is defined as the mix of assets and liabilities that generates a net interest margin that is least affected by interest rate changes.

  Rising and falling interest rate environments can have various impacts on a bank's net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank's various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of December 31, 1997, the Company's cumulative interest rate gap for the period up to three months was a positive $24.8 million and for the period up to one year was a positive $3.5 million. Based solely on the Company's interest rate gap of twelve months or less, net income of the Company could be favorably impacted by an increase in interest rates or unfavorably impacted by a decrease in interest rates.

  The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1997. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with generally accepted accounting principles. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

                                                                         THREE
                                                                       MONTHS TO
                                                           LESS THAN   LESS THAN
                                                             THREE        ONE      ONE TO FIVE   OVER FIVE
                                                             MONTHS       YEAR        YEARS        YEARS      TOTAL
                                                           ----------  ----------  ------------  ----------  --------
                                                                           (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Investment securities  ................................   $ 12,393   $   7,422       $35,856    $  5,838   $ 61,509
  Fed funds sold  .......................................     11,000          --            --          --     11,000
  Loans and leases:
     Commercial  ........................................     32,970       4,774         7,192         544     45,480
     Real estate  .......................................    146,267      30,598        15,320       3,308    195,493
     Consumer  ..........................................      4,290       5,155         7,187         177     16,809
     Leases  ............................................      1,139       3,681        25,767          --     30,587
                                                            --------   ---------       -------    --------   --------
        Total interest-earning assets  ..................    208,059      51,630        91,322       9,867    360,878
                                                            --------   ---------       -------    --------   --------
Interest-bearing liabilities:
  Savings and NOW accounts  .............................    138,021          --            --          --    138,021
  Certificates of deposits of $100,000 or more  .........     11,710      33,096        10,960          --     55,766
  Other time accounts  ..................................     23,408      39,880        15,695          47     79,030
  Subordinated debentures  ..............................         --          --            --      15,070     15,070
  Other interest-bearing liabilities  ...................     10,105          --            --          --     10,105
                                                            --------   ---------       -------    --------   --------
        Total interest-bearing liabilities  .............     83,244      72,976        26,655      15,117    297,992
                                                            --------   ---------       -------    --------   --------
Interest rate gap  ......................................   $ 24,815    ($21,346)      $64,667     ($5,250)  $ 62,886
                                                            ========   =========       =======    ========   ========
Cumulative interest rate gap at December 31, 1997  ......   $ 24,815   $   3,469       $68,136    $ 62,886
                                                            ========   =========       =======    ========
Cumulative gap ratio at December 31, 1997  ..............       1.14%       1.01%         1.24%       1.21%

INVESTMENT PORTFOLIO

  The following table provides the carrying value of the Company's investment portfolio at each of the dates indicated. At December 31, 1997, 1996, and 1995, the market value of the Company's investment portfolio exceeded the carrying value by approximately $56,000, $50,000, and $174,000, respectively.

                                                              AS OF DECEMBER 31,
                                                         ----------------------------
                                                            1997      1996     1995
                                                         ----------  -------  -------
                                                            (DOLLARS IN THOUSANDS)
  U.S. Treasury securities  ............................    $12,986  $ 9,789  $ 5,667
  U.S. government agency securities  ...................     43,442   25,994   28,118
  Obligations of states and political subdivisions  ....      3,145    3,271    4,004
  Other securities  ....................................      1,936    1,542      887
                                                            -------  -------  -------
     Total investment securities  ......................    $61,509  $40,596  $38,676
                                                            =======  =======  =======

  The table below provides the carrying values, maturities and weighted average yield of the investment portfolio of the Company as of December 31, 1997.

                                                                             AVERAGE   WEIGHTED
                                                                  CARRYING   MATURITY   AVERAGE
                                                                   VALUE     (YEARS)    YIELDS
                                                                 ----------  --------  ---------
                                                                     (DOLLARS IN THOUSANDS)
U.S. Treasury securities
     One year or less  .....................................        $ 7,873      0.46      5.90%
     After one through five years  .........................          5,113      1.49      6.13
                                                                    -------     -----      ----
        Total U.S. Treasury securities  ....................         12,986      0.87      5.99
  U.S. government agency securities
     One year or less  .....................................         11,942      0.12      5.59
     After one through five years  .........................         29,502      3.65      6.38
     After five through ten years  .........................            999      7.96      7.06
     After ten years  ......................................            999     13.16      7.26
                                                                    -------     -----      ----
        Total U.S. government agency securities  ...........         43,442      3.00      6.20
  Obligations of states and political subdivisions
     One year or less  .....................................             --        --        --
     After one through five years  .........................          1,241      3.00      5.42
     After five through ten years  .........................            799      7.47      5.57
     After ten years  ......................................          1,105     14.71      5.13
                                                                    -------     -----      ----
        Total states and political subdivisions securities..          3,145      8.25      5.36
  Other securities  ........................................          1,936        --      6.12
                                                                    -------     -----      ----
        Total investment securities  .......................        $61,509      2.81      6.09%
                                                                    =======     =====      ====

 LOAN AND LEASE PORTFOLIO

  The following table presents the amount of loans and leases of the Company, by category, at the dates indicated.

                                                                             AS OF DECEMBER 31,
                                                                          -----------------------
                                                 1997                1996                1995                1994           1993
                                          ------------------  ------------------  ------------------  ------------------  --------
                                 AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT
                                --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                           (DOLLARS IN THOUSANDS)
Commercial  ................... $ 45,480     15.8%  $ 36,578     14.6%  $ 23,204     12.6%  $ 21,711     14.5%  $ 27,878     22.9%
Real estate--mortgage  ........  153,550     53.3    148,715     59.3    115,640     62.9     80,293     53.5     50,102     41.1
Real estate--construction  ....   41,943     14.5     35,737     14.2     34,924     19.0     39,372     26.3     29,833     24.5
Consumer and other  ...........   16,809      5.8     13,238      5.3     10,091      5.5      8,632      5.7     14,210     11.5
Leases  .......................   30,587     10.6     16,658      6.6         --       --         --       --         --       --
                                --------     ----   --------     ----   --------     ----   --------     ----   --------     ----
 Total loans and leases........ $288,369      100%  $250,926      100%  $183,859      100%  $150,008      100%  $122,023      100%
                                ========     ====   ========     ====   ========     ====   ========     ====   ========     ====

   The following table presents the aggregate maturities of loans and leases in each major category of the Company's loan and lease portfolio at December 31, 1997. Actual maturities may differ from the contractual maturities shown as a result of renewals and prepayments.

                                                         AS OF DECEMBER 31,
                                                -----------------------------------------
                                                            ONE TO   OVER
                                                LESS THAN    FIVE    FIVE
                                                ONE YEAR    YEARS    YEARS        TOTAL
                                                ---------  -------   -----        -----
                                                         (DOLLARS IN THOUSANDS)
Fixed-rate loans and leases:
  Commercial  ..............................     $  8,617  $ 7,189  $  544       $ 16,350
  Real estate  .............................        4,543   12,585   3,255         20,383
  Consumer  ................................        5,103    6,376     177         11,656
  Leases   .................................        4,820   25,767      --         30,587
                                                 --------  -------  ------       --------
     Total fixed-rate loans and leases  ....       23,083   51,917   3,976         78,976
Variable-rate loans:
  Commercial  ..............................       29,127        3      --         29,130
  Real estate  .............................      172,322    2,735      53        175,110
  Consumer  ................................        4,342      811      --          5,153
                                                 --------  -------  ------       --------
     Total variable-rate loans  ............      205,791    3,549      53        209,393
                                                 --------  -------  ------       --------
     Total loans and leases  ...............     $228,874  $55,466  $4,029       $288,369
                                                 ========  =======  ======       ========

NONPERFORMING ASSETS

   Nonperforming assets consist of loans and leases past due 90 days or more, non-accrual loans and leases, restructured loans and leases, and other real estate owned. The Company generally places a loan on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as non-accrual are recorded as a reduction of principal as long as doubt exists as to collection. The following table sets forth information with respect to these assets at the dates indicated.

                                                                                AS OF DECEMBER 31,
                                                                                ------------------
                                                                     1997      1996     1995      1994      1993
                                                                   --------  --------  -------  --------  --------
                                                                             (DOLLARS IN THOUSANDS)
Loans and leases past due 90 days or more  ..................      $   107   $   689   $  289   $   190   $    64
Non-accrual loans and leases  ...............................        3,123       946    1,808        64        --
Restructured loans  .........................................           --        --      172       252       652
                                                                   -------   -------   ------   -------   -------
  Total nonperforming loans and leases  .....................        3,230     1,635    2,269       506       716
Other real estate owned  ....................................        1,327     1,362      678     1,271     1,746
                                                                   -------   -------   ------   -------   -------
  Total nonperforming assets  ...............................      $ 4,557   $ 2,997   $2,947   $ 1,777   $ 2,462
                                                                   =======   =======   ======   =======   =======
Allowance for loan and lease losses  ........................      $ 3,279     2,510   $1,851     1,468   $ 1,441
                                                                   =======   =======   ======   =======   =======
Potential problem assets  ...................................      $ 3,873   $    --   $   --   $    --   $    --
                                                                   =======   =======   ======   =======   =======

Ratio of total nonperforming assets to total assets  ........         1.14%     0.92%    1.16%     0.87%     1.42%
Ratio of total nonperforming loans and leases to total loans
 and leases  ................................................         1.12      0.65     1.23      0.35      0.59
Ratio of allowance for loan and lease losses to total
 nonperforming loans and leases  ............................       101.52    153.52    81.58    290.12    201.26

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

   The allowance for loan and lease losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan and lease portfolios. The allowance is maintained at a level considered adequate to provide for anticipated loan and lease losses based on management's assessment of various factors affecting the loan and lease portfolios, including a review of problem loans and leases, business conditions and loss experience and an overall evaluation of the quality of the underlying collateral, holding and disposing costs, and costs of capital. The allowance is increased by provisions charged to operations and reduced by loans and leases charged off, net of recoveries.

   The following table sets forth information regarding changes in the allowance for loan and lease losses of the Company for the periods indicated.

                                                                            AS OF DECEMBER 31,
                                                               -------------------------------------------
                                                                 1997     1996     1995     1994     1993
                                                               -------  -------  -------  -------  -------
                                                                          (DOLLARS IN THOUSANDS)
Allowance for loan and lease losses, beginning of period  .... $2,510   $1,851   $1,468   $1,441   $1,120
Charge incident to an acquisition  ...........................     --       --       --       --      308
Charge-offs:
  Commercial and other  ......................................    462      438       98      388      339
  Real estate loans  .........................................     72       70      162       30       15
  Consumer loans  ............................................     95      246       85       19       30
  Credit cards  ..............................................    253       --       --       --       --
  Leases  ....................................................     90       --       --       --       --
                                                               ------   ------   ------   ------   ------
     Total charge-offs  ......................................    972      754      345      437      384
                                                               ------   ------   ------   ------   ------
Recoveries:
  Commercial and other  ......................................     56       13      197      135       73
  Real estate loans  .........................................     35       40       85       43       22
  Consumer loans  ............................................     76      129       28       38       35
  Credit cards  ..............................................      4       --       --       --       --
  Leases  ....................................................     33       --       --       --       --
                                                               ------   ------   ------   ------   ------
     Total recoveries  .......................................    204      182      310      216      130
                                                               ------   ------   ------   ------   ------
Net charge-offs  .............................................    768      572       35      221      254
Provision for loan and lease losses  .........................  1,537    1,231      418      248      267
                                                               ------   ------   ------   ------   ------
Allowance for loan and lease losses, end of period  .......... $3,279   $2,510   $1,851   $1,468   $1,441
                                                               ======   ======   ======   ======   ======

As a percentage of average total loans and leases:
  Net charge-offs  ...........................................   0.28%    0.26%    0.02%    0.17%    0.25%
  Provision for loan and lease losses  .......................   0.56     0.56     0.25     0.19     0.26
  Allowance for loan and lease losses  .......................   1.20     1.15     1.13     1.10     1.40
As a percentage of total loans and leases at year-end:
  Allowance for loan and lease losses  .......................   1.14     1.00     1.01     0.98     1.18
As a multiple of net charge-offs:
  Allowance for loan and lease losses  .......................   4.27     4.39    52.89     6.64     5.67
  Income before income taxes and provision for loan
    and lease losses  ........................................   8.52     7.71    81.61    13.07     8.12

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

                                                                        AS OF DECEMBER 31,
                             -------------------------------------------------------------------------------------------------------

                                    1997                 1996                 1995                 1994                 1993
                             -------------------  -------------------  -------------------  -------------------  -------------------
                                                                      (DOLLARS IN THOUSANDS)
                                        PERCENT              PERCENT              PERCENT              PERCENT              PERCENT
                                           OF                   OF                   OF                   OF                   OF
                                         LOANS                LOANS                LOANS                LOANS                LOANS
                                          AND                  AND                  AND                  AND                  AND
                                         LEASES               LEASES               LEASES               LEASES               LEASES
                                           TO                   TO                   TO                   TO                   TO
                                         TOTAL                TOTAL                TOTAL                TOTAL                TOTAL
                                         LOANS                LOANS                LOANS                LOANS                LOANS
                             AMOUNT OF    AND     AMOUNT OF    AND     AMOUNT OF    AND     AMOUNT OF    AND     AMOUNT OF    AND
                             ALLOWANCE   LEASES   ALLOWANCE   LEASES   ALLOWANCE   LEASES   ALLOWANCE   LEASES   ALLOWANCE   LEASES
                             ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------
Commercial and unallocated
 portion...................     $  829    15.77%     $  600    14.57%     $  402    12.62%     $1,027    14.48%     $1,009    22.85%

Real estate................      1,700    67.79       1,560    73.51       1,269    81.89         294    79.77         288    65.50
Leases  ...................        150    10.61         150     6.64          --       --          --       --          --       --
Consumer...................        600     5.83         200     5.28         180     5.49         147     5.75         144    11.65
                                ------    -----      ------    -----      ------    -----      ------    -----      ------    -----
  Total allowance for loan
   and lease losses........     $3,279      100%     $2,510      100%     $1,851      100%     $1,468      100%     $1,441      100%
                                ======    =====      ======    =====      ======    =====      ======    =====      ======    =====

DEPOSITS

  The following table presents the average balances outstanding for each major category of the Company's deposits and weighted average interest rate paid for interest-bearing deposits for the periods indicated.

                                                              YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------------------------
                                              1997                      1996                      1995
                                    ------------------------  ------------------------  ------------------------
                                                 WEIGHTED                  WEIGHTED                  WEIGHTED
                                    AVERAGE      AVERAGE      AVERAGE      AVERAGE      AVERAGE      AVERAGE
                                    BALANCE   INTEREST RATE   BALANCE   INTEREST RATE   BALANCE   INTEREST RATE
                                    --------  --------------  --------  --------------  --------  --------------
                                                              (DOLLARS IN THOUSANDS)
Interest-bearing demand accounts..  $ 47,175      2.44%       $ 46,737      2.35%       $ 45,752       2.68%
Certificates of deposit...........   133,105      5.61         102,078      5.66          72,681       5.52
Money market savings accounts.....    51,881      3.05          31,210      3.28          23,375       3.24
Regular savings accounts..........    18,902      2.95          16,174      2.96          14,544       2.87
Noninterest-bearing demand
 accounts.........................    58,704        --          46,167        --          38,727         --
                                    --------      ----        --------      ----        --------       ----
  Total...........................  $309,767      4.28%       $242,366      4.27%       $195,079       4.10%
                                    ========      ====        ========      ====        ========       ====

  The following table shows the amount and maturity of certificates of deposit that had balances of $100,000 or more and the percentage of the total for each maturity.

                                                   AS OF DECEMBER 31,
                                  ----------------------------------------------------
                                        1997              1996              1995
                                  ----------------  ----------------  ----------------
                                                (DOLLARS IN THOUSANDS)
Three months or less..........    $11,710   21.00%  $11,654   22.09%  $ 8,153   28.37%
Three through twelve months...     33,096   59.35    34,764   65.90    15,651   54.48
Over twelve months............     10,960   19.65     6,333   12.01     4,929   17.15
                                  -------  ------   -------  ------   -------  ------
  Totals......................    $55,766  100.00%  $52,751  100.00%  $28,733  100.00%
                                  =======  ======   =======  ======   =======  ======

SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

  Securities sold under agreement to repurchase totaled $10.1 million, $14.0 million, and $9.0 million at December 31, 1997, 1996, and 1995, respectively. The weighted average interest rate on securities sold under agreement to repurchase was 4.88%, 5.34%, and 5.25% at December 31, 1997, 1996, and 1995,
respectively.

  Securities sold under agreement to repurchase are summarized as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------
                                                        1997          1996         1995
                                                    ------------  ------------  -----------
Balance...........................................  $10,105,190   $13,928,515   $8,913,474
Weighted average interest rate....................         4.88%         5.34%        5.25%
Maximum amount outstanding at any month end.......  $12,582,073   $13,928,516   $9,622,511
Average balance outstanding during the period.....  $11,213,000   $11,843,000   $8,375,000
Weighted average interest rate during the period..         4.71%         4.74%        5.20%

RETURN ON EQUITY AND ASSETS

  The following table shows the return on average assets, return on average equity, dividend payout ratio, and ratio of average equity to average assets, for the periods indicated.

                                          FOR THE YEARS ENDED DECEMBER 31,
                                         -----------------------------------
                                            1997         1996        1995
                                         -----------  ----------  ----------
     Return on average assets..........        0.92%       0.72%       0.73%
     Return on average equity..........       13.49       11.25        9.96
     Dividend payout ratio.............       15.70       19.81       18.06
     Average equity to average assets..        6.82        6.41        7.33

RESULTS OF OPERATIONS--YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

  Overview. The Company's net income increased to $3.3 million from $2.1 million in 1996, and from $1.7 million in 1995. Net interest income increased to $19.5 million in 1997, compared to $16.1 million in 1996, and $13.3 million in 1995. This increase was offset by noninterest expenses that increased to $17.4 million in 1997, compared to $14.6 million in 1996, and $10.9 million in 1995. Income tax expense increased to $1.7 million in 1997, from $1.1 million in 1996, and $763,000 in 1995.

  Interest Income. Interest income increased to $31.8 million in 1997, from $25.7 million in 1996, and $20.7 million in 1995. This increase was due to an increase in average interest-earning assets. Average interest-earning assets were $327.1 million in 1997, compared to $257.2 million in 1996, and $205.1 million in 1995. Average yield on interest-earning assets decreased to 9.71% in 1997, from 9.99% in 1996, and from 10.09% in 1995. The increase in average interest-earning assets occurred primarily in loans and leases and was funded by an increase in interest-bearing liabilities. The average balance in loans and leases increased to $272.8 million in 1997, from $218.8 million in 1996, and $164.2 million in 1995. The average yield on loans and leases decreased to 10.42% in 1997, from 10.66% in 1996, and decreased from 11.12% in 1995. The decrease in average yield is due to reduced loan fees for real estate-mortgage and construction loans due to increased competition in the Company's market area.

  Interest Expense. Interest expense increased to $12.3 million in 1997, from $9.6 million in 1996, and $7.4 million in 1995. This increase was due to increases in average interest-bearing liabilities and the average cost of interest-bearing liabilities. Average interest-bearing liabilities increased to $276.0 million in 1997, from $219.0 million in 1996, and $172.2 million in 1995. The increase in average interest bearing liabilities was due to an increase in average interest-bearing deposits of $54.9 million, a decrease in average short term borrowings of $3.5 million, and an increase in average long-term debt of $5.6 million. The increase in interest bearing deposits is a result of the Company's branch expansion and success in increasing its market share. The decrease in average short term borrowings is a result of repayment of Federal Home Loan Bank advances. The increase in long-term debt is a result of a 1997 offering of $13.8 million in 7.5% convertible subordinated debentures, a $1.0 million real estate contract for purchase of a banking facility, reduced by the conversion of $3.8 million in 7.0% convertible subordinated debentures into common stock. The average cost of interest-bearing liabilities increased to 4.45% in 1997, from 4.39% in 1996, and 4.29% in 1995. The increase in the cost of interest-bearing liabilities was primarily due to the increase in average long-term debt. The average cost of deposits increased to 4.28% in 1997, from 4.27% in 1996, and 4.10% in 1995.

  Net Interest Income. Net interest income increased to $19.5 million in 1997, from $16.1 million in 1996, and $13.3 million in 1995. This increase was due to increases in average loans and leases of $54.0 million and average investment securities of $13.2 million. Net interest margin decreased to 5.96% in 1997, from 6.25% in 1996, and 6.49% in 1995, as a result of decreased average yields on loans and leases, increased cost of interest-bearing liabilities, and the increase in the ratio of investment securities to loans and leases.

  Provision for Loan and Lease Losses. The provision for loan and lease losses increased to $1.5 million in 1997, from $1.2 million in 1996, and $418,000 in 1995. This increase was necessitated by the increase in loans and leases outstanding and increased charge-offs. Management anticipates growth in the provision for loan and lease losses at least proportional to loan and lease growth. Charge-offs net of recoveries of loans and leases were $768,000 in 1997, $572,000 in 1996, and $35,000 in 1995. The percentage of total charge-offs to average loans and leases was 0.28% in 1997 and 0.26% in 1996.

  Noninterest Income. Noninterest income was $4.5 million in 1997, compared to $2.9 million in 1996, and $1.7 million in 1995. The increase for 1997 from 1996 was due to increased service charges on deposit accounts, increased rental income from operating leases, and increased credit card merchant fees. Service charges on deposit accounts were $1.5 million in 1997, $1.1 million in 1996, and $961,000 in 1995, as a result of increased deposits. Rental income from operating leases was $1.0 million in 1997 and $286,000 in 1996. The Company's commercial leasing division commenced operations during 1996. Credit card transaction income was $1.2 million in 1997, $797,000 in 1996, and $186,000 in 1995. In 1996, the Company expanded its sales efforts to attract merchant customers.

  Noninterest Expense. Noninterest expense increased to $17.4 million in 1997, from $14.6 million in 1996, and $10.9 million in 1995. This increase was due largely to increases in salaries and employee benefits, occupancy, equipment, and marketing expense as a result of the Company's branch expansions in 1996, 1995, and 1994, the addition of the commercial leasing division in 1996, and the expansion of the credit card merchant program. Salaries and employee benefits increased to $7.5 million in 1997, from $6.4 million in 1996, and $4.9 million in 1995. Occupancy expense increased to $2.1 million in 1997, from $1.9 million in 1996, and $1.4 million in 1995. Equipment expense increased to $1.9 million in 1997, from $1.3 million in 1996, and $811,000 in 1995. Marketing expense increased to $760,000 in 1997, compared to $637,000 in 1996, and $569,000 in
1995. The increases in salary and occupancy expense are due to growth in assets and deposits. The growth in marketing expense is a result of the Company's efforts to capture market share and capitalize on the opportunity to do so as a result of acquisitions of banks with New Mexico operations by companies outside New Mexico.

  Credit Card Processing Operation. As of December 31, 1995, the Company decided to abandon its 48% limited partnership interest in Credit Card Services, Ltd., effective April 1, 1996. The Company incurred losses from operations of $278,000 in 1995. In addition, the Company incurred a loss of $930,000 in 1995 resulting from its abandonment of the limited partnership interest.

  Income Tax Expense. Income tax expense increased to $1.7 million in 1997, from $1.1 million in 1996, and $763,000 in 1995.

LIQUIDITY AND SOURCES OF FUNDS

  The Company's primary sources of funds are customer deposits, loan and lease repayments. These funds are used to make loans and leases, acquire investment securities and other assets, and fund continuing operations. Scheduled loan and lease repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan and lease prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not a relatively stable source of funds. Deposits of the Company increased to $345.6 million at December 31, 1997, from $277.4 million at December 31, 1996. Growth in deposits has occurred primarily as a result of the Company's efforts to increase markets share by taking advantage of market dislocations caused by the acquisition of local competitors, branch expansions, and growth in the economy of the Company's trade area.

  Net loans of the Company increased to $285.1 million at December 31, 1997, from $248.4 million as of December 31, 1996. Real estate-mortgage loans increased by $11.1 million during 1997, commercial loans increased by $8.9 million, and consumer loans increased by $3.6 million. The increase in loans is due to the Company's successful efforts to increase its market share by taking advantage of market dislocations caused by the acquisition of local competitors and growth in the economy of the company's market area. Commercial leases increased by $13.9 million. The commercial leasing division was opened in 1996 and the growth in the lease portfolio is a result of the division's marketing efforts.

  Management anticipates that the Company will continue to rely primarily on customer deposits and loan and lease repayments, as well as retained earnings, to provide liquidity and will use funds so provided primarily to make loans and leases and to purchase securities. The Company believes that its customer deposits provide a strong source of liquidity because of the high percentage of core deposits. Borrowings are used to compensate for reductions in other sources of funds. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets. The sources of such borrowings are federal funds sold, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank ("FHLB").

  The Company's liquidity needs arise primarily from its need to service the 7.5% debentures. The primary source of funds for the Company include interest on money market accounts maintained by the Company and payments in lieu of taxes from First State Bank. Management expects that in the future, a significant source of funds for the Company will consist of dividends from First State Bank. As of January 1, 1998, First State Bank had approximately $5.4 million in retained earnings which were available for the payment of dividends to the Company, subject to regulatory capital requirements.

CAPITAL RESOURCES

  The Company's total stockholders' equity increased to $27.7 million at December 31, 1997, from $21.0 million at December 31, 1996. Of the $6.7 million increase, $3.3 million was produced by earnings and $3.7 million was produced by the conversion of the 7% debentures. This increase was partially offset by the change in unrealized investment security gains, by dividend payments of $523,000, and by redemption of warrants of $308,000. Management currently intends to continue to retain a major portion of the Company's earnings to support anticipated growth. As of December 31, 1997, the Company and First State Bank met the fully phased-in regulatory capital requirements.

IMPACT OF INFLATION

  The financial statements and related financial data and notes presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

  Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general price levels.

YEAR 2000

  Management has initiated a program to prepare the Company's computer systems and applications for the year 2000. The Company expects to incur internal staff costs, consulting and other expenses to test and upgrade its systems and applications. Management does not expect the cost of testing and upgrading to exceed $75,000 over the next two years.

FORWARD-LOOKING STATEMENTS

  Statements which are forward-looking are not historical facts, and involve risks and uncertainties that could cause the Company's results to differ materially from those in any forward-looking statements. These risks include the possible loss of key personnel, need for additional capital should the Company experience faster than anticipated growth, changes in economic conditions, interest rate risk, factors which could affect the company's ability to compete in its trade areas, changes in regulations and governmental policies, and the risks described in the Company's Securities and Exchange Commission filings.

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
First State Bancorporation:

  We have audited the accompanying consolidated balance sheets of First State Bancorporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First State Bancorporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                        KPMG PEAT MARWICK LLP

Albuquerque, New Mexico
February 6, 1998

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                    AS OF DECEMBER 31,
                                                                                --------------------------
                                                                                    1997          1996
                                                                                    ----          ----
                                  ASSETS
Cash and due from banks (note 2)  ............................................  $ 20,999,596  $ 15,711,932
Federal funds sold  ..........................................................    11,000,000            --
                                                                                ------------  ------------
       Total cash and cash equivalents  ......................................    31,999,596    15,711,932
Investment securities (note 3):
  Available for sale (at market, amortized cost of $46,212,050 and
    $20,979,000 at December 31, 1997 and 1996)  ..............................    46,274,195    21,048,140
  Held to maturity (at amortized cost, market of $15,291,473 and
    $19,597,000 at December 31, 1997 and 1996)  ..............................    15,235,174    19,547,433
                                                                                ------------  ------------
       Total investment securities  ..........................................    61,509,369    40,595,573
Loans and leases net of unearned interest (note 4)  ..........................   288,368,847   250,926,023
Less allowance for loan and lease losses  ....................................     3,279,457     2,510,155
                                                                                ------------  ------------
       Net loans and leases  .................................................   285,089,390   248,415,868
Premises and equipment, net (note 5)  ........................................    14,056,096    13,558,835
Accrued interest receivable  .................................................     2,278,376     2,001,678
Other real estate owned  .....................................................     1,327,192     1,362,494
Goodwill, less accumulated amortization of $818,129 and $713,926 at
 December 31, 1997 and 1996  .................................................       777,675       881,881
Other assets..................................................................     4,006,630     2,440,184
                                                                                ------------  ------------
       Total assets...........................................................  $401,044,324  $324,968,445
                                                                                ============  ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits (note 6):
     Noninterest-bearing  ....................................................  $ 72,773,120  $ 52,038,847
     Interest-bearing  .......................................................   272,817,577   225,314,476
                                                                                ------------  ------------
       Total deposits  .......................................................   345,590,697   277,353,323
  Securities sold under agreements to repurchase (note 7)  ...................    10,105,190    13,928,515
  Federal Home Loan Bank advances (note 7)  ..................................            --     4,970,000
  Federal funds purchased  ...................................................            --     1,500,000
  Other liabilities  .........................................................     2,597,599     2,159,976
  Long-term debt (note 7)  ...................................................    15,036,463     4,006,119
                                                                                ------------  ------------
       Total liabilities  ....................................................   373,329,949   303,917,933
Stockholders' equity (note 10):
  Preferred stock, no par value, 1,000,000 shares authorized, none issued or
    outstanding  .............................................................            --            --
  Common stock, no par value, 20,000,000 shares authorized, 2,583,867 and
    2,172,357 issued and outstanding at December 31, 1997 and 1996  ..........    16,075,878    11,906,581
  Retained earnings  .........................................................    11,597,484     9,097,986
  Unrealized gains on investment securities available for sale, net of
    deferred income taxes (notes 1, 3 and 9)  ................................        41,013        45,945
                                                                                ------------  ------------
       Total stockholders' equity  ...........................................    27,714,375    21,050,512
Commitments and contingencies (note 12)  .....................................            --            --
                                                                                ------------  ------------
       Total liabilities and stockholders' equity  ...........................  $401,044,324  $324,968,445
                                                                                ============  ============


         See accompanying notes to consolidated financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEARS ENDED DECEMBER 31.
                                                                       ------------------------
                                                                   1997         1996          1995
                                                                   ----         ----          ----
Interest income:
  Interest and fees on loans and leases.......................  $28,428,332  $23,322,817  $18,261,973
  Interest on marketable securities:
     Taxable..................................................    2,864,591    2,015,497    1,908,463
     Nontaxable...............................................      171,982      197,736      135,693
  Federal funds sold..........................................      300,387      145,246      386,619
                                                                -----------  -----------  -----------
     Total interest income....................................   31,765,292   25,681,296   20,692,748
Interest expense:
  Deposits....................................................   10,757,772    8,375,055    6,415,153
  Short-term borrowings.......................................      660,887      855,443      533,903
  Long-term debt and capital leases...........................      853,979      386,120      436,395
                                                                -----------  -----------  -----------
      Total interest expense..................................   12,272,638    9,616,618    7,385,451
                                                                -----------  -----------  -----------
      Net interest income.....................................   19,492,654   16,064,678   13,307,297
Provision for loan and lease losses (note 4)..................    1,536,597    1,231,403      418,000
                                                                -----------  -----------  -----------
      Net interest income after provision for loan and lease
       losses.................................................   17,956,057   14,833,275   12,889,297
                                                                -----------  -----------  -----------
Other income (loss):
  Service charges on deposit accounts.........................    1,451,666    1,138,239      961,287
  Other banking service fees..................................      231,388      129,640      133,609
  Credit card transaction fees................................    1,154,511      797,224      186,359
  Operating lease income......................................    1,018,944      286,090           --
  Loss from credit card processing operation (note 15)........           --           --   (1,208,000)
  Gain (loss) on call or sale of investment securities, net...           --       10,156      (19,454)
  Other.......................................................      618,441      573,168      421,336
                                                                -----------  -----------  -----------
       Total other income.....................................    4,474,950    2,934,517      475,137
                                                                -----------  -----------  -----------
Other expenses:
  Salaries and employee benefits..............................    7,505,937    6,388,350    4,898,453
  Occupancy...................................................    2,106,871    1,854,447    1,352,888
  Data processing.............................................      635,276      698,228      202,965
  Credit card interchange.....................................      688,986      504,179           --
  Equipment...................................................    1,224,517    1,113,365      811,482
  Leased equipment depreciation...............................      660,368      148,470           --
  Legal, accounting, and consulting...........................      426,510      454,090      403,634
  Marketing...................................................      759,830      636,704      568,964
  Supplies....................................................      393,446      356,969      268,207
  Other real estate owned.....................................      256,137       65,496       97,689
  FDIC insurance premiums.....................................      119,740        2,000      199,169
  Amortization of intangibles.................................      190,755      185,286      182,836
  Other.......................................................    2,457,919    2,183,179    1,939,716
                                                                -----------  -----------  -----------
       Total other expenses...................................   17,426,292   14,590,763   10,926,003
                                                                -----------  -----------  -----------
Income before income taxes....................................    5,004,715    3,177,029    2,438,431
Income tax expense (note 9)...................................    1,674,347    1,115,892      763,230
                                                                -----------  -----------  -----------
Net income....................................................  $ 3,330,368  $ 2,061,137  $ 1,675,201
                                                                ===========  ===========  ===========
Earnings per share (note 1):
  Basic earnings per share....................................        $1.35        $1.02        $0.85
                                                                ===========  ===========  ===========
  Diluted earnings per share..................................        $1.21        $0.90        $0.78
                                                                ===========  ===========  ===========


         See accompanying notes to consolidated financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                          YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                                                          ---------------------------------------------
                                                                                                       UNREALIZED
                                                                                                     GAINS (LOSSES)
                                                                COMMON      COMMON                   ON SECURITIES       TOTAL
                                                                 STOCK       STOCK       RETAINED    AVAILABLE FOR   STOCKHOLDERS'
                                                                SHARES      AMOUNT       EARNINGS      SALE, NET         EQUITY
                                                                ------      ------       --------      ---------         ------
Balance at December 31, 1994                                   1,962,067  $ 9,864,598  $ 6,072,682       ($163,544)    $15,773,736
  Net income                                                          --           --    1,675,201              --       1,675,201
  Dividends ($0.154 per share)                                        --           --     (302,545)             --        (302,545)
  Net change in market value                                          --           --           --         279,516         279,516
                                                               ---------  -----------  -----------      ----------     -----------
Balance at December 31, 1995                                   1,962,067    9,864,598    7,445,338         115,972      17,425,908
  Net income                                                          --           --    2,061,137              --       2,061,137
  Dividends ($0.20) per share                                         --           --     (408,489)             --        (408,489)
  Common shares issued from
    exercise of options (note 10)                                 19,600       98,196           --              --          98,196
  Common shares issued pursuant to
    conversion of subordinated
    debentures (note 7)                                          186,838    1,888,224           --              --       1,888,224
  Common shares issued in employee
    benefit plan                                                   3,852       55,563           --              --          55,563
  Net change in market value                                          --           --           --         (70,027)        (70,027)
                                                               ---------  -----------  -----------      ----------     -----------
Balance at December 31, 1996                                   2,172,357   11,906,581    9,097,986          45,945      21,050,512
                                                               ---------  -----------  -----------      ----------     -----------
  Net income                                                          --           --    3,330,368              --       3,330,368
  Dividends ($0.21) per share                                         --           --     (522,870)             --        (522,870)
  Common shares issued from exercise of
   options (note 10)                                              43,000      389,581           --              --         389,581
  Common shares issued pursuant to
   conversion of subordinated debentures
   (note 7)                                                      359,285    3,675,078           --              --       3,675,078
  Common shares issued in employee
   benefit plan                                                    8,146       84,765           --              --          84,765
  Common shares issued pursuant to
   dividend reinvestment plan                                      1,079       19,873           --              --          19,873
  Redemption of warrants (note 10)                                    --           --     (308,000)             --        (308,000)
  Net change in market value                                          --           --           --          (4,932)         (4,932)
                                                               ---------  -----------  -----------      ----------     -----------
Balance at December 31, 1997                                   2,583,867  $16,075,878  $11,597,484      $   41,013     $27,714,375
                                                               =========  ===========  ===========      ==========     ===========

         See accompanying notes to consolidated financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                YEARS ENDED DECEMBER 31
                                                                                                -----------------------
                                                                                          1997           1996           1995
                                                                                      -------------  -------------  -------------
Operating activities:
 Net income.........................................................................  $  3,330,368   $  2,061,137   $  1,675,201
                                                                                      ------------   ------------   ------------
 Adjustments to reconcile net income to cash provided by operating activities:
  Provision for loan and lease losses...............................................     1,536,597      1,231,403        418,000
  Provision for decline in value of other real estate owned.........................        85,500         12,500         30,000
  Depreciation and amortization.....................................................     2,335,490      1,595,687      1,063,791
  Net (gain) loss on call or sale of investment securities..........................            --        (10,156)        19,454
  Net gain on sale of premises and equipment........................................       (56,737)            --             --
  Loss from credit card processing operation........................................            --             --      1,208,000
  Net (gain) loss on sales of other real estate owned...............................        16,327         20,294        (45,403)
  Increase in accrued interest receivable...........................................      (276,698)      (557,115)      (515,006)
  (Increase) decrease in other assets, net..........................................    (1,765,981)        62,334     (1,723,658)
  Increase in other liabilities, net................................................       437,623        366,191        534,637
                                                                                      ------------   ------------   ------------
   Total adjustments................................................................     2,312,121      2,721,138        989,815
                                                                                      ------------   ------------   ------------
   Net cash provided by operating activities........................................     5,642,489      4,782,275      2,665,016
                                                                                      ------------   ------------   ------------
Cash flows from investing activities:
 Net increase in loans..............................................................   (39,591,220)   (68,626,889)   (33,537,346)
 Purchases of investment securities carried at amortized cost.......................    (4,500,000)   (14,877,176)   (20,049,734)
 Maturities of investment securities carried at amortized cost......................     8,825,000     10,750,000     16,252,962
 Purchases of investment securities carried at market...............................   (40,995,968)    (6,243,339)    (9,461,536)
 Maturities of investment securities carried at market..............................    15,725,000      7,890,000      3,026,790
 Sales of investment securities available for sale..................................            --        500,156      4,095,844
 Purchases of premises and equipment................................................    (2,320,692)    (5,803,732)    (7,324,833)
 Sales of premises and equipment....................................................       812,737      2,537,649             --
 Additions to other real estate owned...............................................            --       (245,312)      (244,770)
 Payments received on loans classified as other real estate owned...................        12,890          1,518        265,082
 Proceeds from sale of other real estate owned......................................     1,301,686        555,156        237,556
                                                                                      ------------   ------------   ------------
   Net cash used in investing activities............................................   (60,730,567)   (73,561,969)   (46,739,985)
                                                                                      ------------   ------------   ------------
Cash flows from financing activities:
 Net increase in interest-bearing deposits..........................................    47,503,101     48,494,253     40,561,347
 Net increase in noninterest-bearing deposits.......................................    20,734,273     10,012,202      4,837,675
 Net increase (decrease) in securities sold under repurchase agreements.............    (3,823,325)     5,015,042       (551,583)
 Common stock issued................................................................       494,219        153,759             --
 Proceeds from Federal Home Loan Bank borrowings....................................     9,153,500      8,970,000      5,000,000
 Payments on Federal Home Loan Bank borrowings......................................   (14,123,500)    (4,000,000)    (5,000,000)
 Dividends paid.....................................................................      (522,870)      (408,489)      (302,545)
 Issuance of long-term debt.........................................................    13,800,000             --        250,000
 Payments on long-term debt.........................................................       (31,656)       (32,407)      (126,896)
 Federal funds purchased, net.......................................................    (1,500,000)     1,500,000             --
 Redemption of put warrants.........................................................      (308,000)            --             --
                                                                                      ------------   ------------   ------------
   Net cash provided by financing activities........................................    71,375,742     69,704,360     44,667,998
                                                                                      ------------   ------------   ------------
 Increase in cash and cash equivalents..............................................    16,287,664        924,666        593,029
Cash and cash equivalents at beginning of year......................................    15,711,932     14,787,266     14,194,237
                                                                                      ------------   ------------   ------------
Cash and cash equivalents at end of year............................................  $ 31,999,596   $ 15,711,932   $ 14,787,266
                                                                                      ============   ============   ============
Supplemental disclosure of additional noncash investing and financing activities:
 Additions to other real estate owned in settlement of loans........................  $  1,381,101   $    988,783   $    203,420
 Additions to loans in settlement of other real estate owned........................            --             --   $    425,219
 Issuance of long-term debt for purchase of premises and equipment..................  $  1,050,000             --             --
 Issuance of common stock pursuant to conversion of subordinated debentures,
  net (note 7)......................................................................  $  3,675,078   $  1,888,224             --
                                                                                      ============   ============   ============
Supplemental disclosure of cash flow information:
 Cash paid for interest.............................................................  $ 12,047,450   $  9,426,618   $  6,928,861
                                                                                      ============   ============   ============
 Cash paid for income taxes.........................................................  $  1,983,000   $  1,010,000   $    925,000
                                                                                      ============   ============   ============

         See accompanying notes to consolidated financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a)  Organization, Basis of Presentation and Principles of Consolidation

        First State Bancorporation ("FSNM") is a New Mexico-based holding company that is focused on New Mexico markets. In 1988, FSBC acquired First State Bank of Taos ("FSBT"). In December 1993, FSBC acquired First State Bank of Santa Fe ("the Santa Fe Bank"). On June 5, 1994, the Santa Fe Bank was merged into FSBT. As a result of the merger, FSNM purchased the interest of the minority stockholders of the Santa Fe Bank. FSBT is a state chartered bank with locations in Taos, Albuquerque, Santa Fe, Rio Rancho, Los Lunas, Bernalillo, Placitas, Questa, and Moriarty, New Mexico. First State Bancorporation and its wholly owned subsidiary FSBT are collectively referred to as "the Company."

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

        Interest rate risk arises from volatile interest rates and changes in the balance sheet mix. The Company maintains an asset/liability management policy that provides guidelines for controlling exposure to interest rate risk. The Company's policy is to control the exposure of its earnings to changing interest rates by generally maintaining a position within a narrow range around an "earnings neutral position," which is defined as the mix of assets and liabilities that generates a net interest margin that is least affected by interest rate changes.

   (b)  Investment Securities

        The Company accounts for investment securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). FAS 115 requires that investment securities be classified in one of three categories and accounted for as follows: (i) debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost; (ii) debt

                   FIRST STATE BANCORPORATION AND SUBSIDIARY and equity securities that are bought and held primarily for the purpose of selling them in the near term are classified as trading securities and carried at fair value, with unrealized gains and losses included in earnings; and (iii) debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities. These are securities which the Company will hold for an indefinite period of time and may be used as a part of the Company's asset/liability management strategy and may be sold in response to changes in interest rates, prepayments, or similar factors. Available for sale securities are carried at estimated market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of related deferred income taxes. Upon purchase of investment securities, management designates securities as either held to maturity or available for sale. The Company does not maintain a trading portfolio.

   (c)  Loans, Leases, and Allowance for Loan and Lease Losses

        Interest on loans is recognized as income based upon the daily principal amount outstanding. Interest on non-accrual loans is recognized as income when the loan is returned to accrual status. When a loan is placed on non-accrual, any uncollected interest accrued in the current year is charged against income, with prior years' accruals charged to the allowance for loan and lease losses unless in management's opinion the loan is well secured and in the process of collection. Interest accrued on loans is, discontinued in most instances, when a loan becomes 90 days past due and/or management believes the borrower's financial condition is such that collection of future principal and interest payments is doubtful. Loans are removed from non-accrual status when they become current as to both principal and interest, and concern no longer exists as to the collectibility of principal or interest.

        Leases which meet the criteria to be classified as direct financing leases are carried at the gross investment in the lease, less unearned income. Unearned income is recognized in a manner to produce a constant periodic rate of return. The gross investment in the lease includes the minimum lease payment due under the term of the lease, plus initial direct costs and the estimated residual value of the collateral underlying the lease. Initial direct costs are amortized using the level yield method. The value of unguaranteed residuals are reviewed periodically and any necessary adjustments are charged against operations. For leases which meet the operating lease criteria, income is recognized as rental payments are earned. The equipment leased under operating leases is carried as property and equipment at cost, less accumulated depreciation. Depreciation expense is calculated using the straight-line method over the estimated useful life of the equipment, generally three to five years.

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

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

        First State Bank's loan portfolio is concentrated in Albuquerque, Santa Fe, Los Lunas, Rio Rancho, and Taos, New Mexico. A significant portion of the loan portfolio is secured by real estate in those communities. Accordingly, the ultimate collectibility of First State Bank's loan portfolio is dependent upon real estate values in those markets.

        Loan origination fees and certain direct loan origination costs are deferred and amortized to income over the contractual life of the loan using the interest method. Any unamortized balance of the deferred fees is recognized as income if the loans are sold, participated or repaid prior to maturity.

        The Company accounts for impaired loans under Statement of Financial Accounting Standards No. 114 and 118, "Accounting by Creditors for Impairment of a Loan" (FAS 114 and 118).

   (d)  Premises and Equipment

        Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the related assets.

   (e)  Intangible Assets

        The excess of cost over the fair value of the net assets of acquired banks is recorded as goodwill, which is amortized on a straight-line basis over a period of 15 years. Core deposit intangibles are amortized over a 10-year period using the straight-line method. At December 31, 1997 and 1996, unamortized core deposit intangibles included in other assets in the accompanying financial statements, totaled $28,916 and $60,461, respectively.

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

        Other real estate owned is carried at the lower of the investment in the related loan or fair value of the assets received. Fair value of such assets is determined based on independent appraisals minus estimated costs of disposition. Declines in value subsequent to acquisition are accounted for within the allowance for other real estate owned. Provisions for losses subsequent to acquisition, operating expenses, and gain or losses from sales of other real estate owned, are charged or credited to other operating costs.

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

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

   (h)  Statement of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.

   (i)  Earnings per Common Share

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS
128). FAS 128 requires the computation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). Diluted earnings per share is calculated by increasing the basic earning per share denominator by the number of additional common shares that would have been outstanding if dilutive potential common shares for options, warrants, and convertible securities had been issued and increasing the basic earnings per share numerator by the after tax amount of interest and amortization associated with the convertible debentures. FAS 128 is effective for years ended after December 31, 1997, and is required to be applied retroactively upon adoption. All previous periods have been restated to conform to the requirements of FAS
128. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share for the years ended December 31.

                                                                   YEARS ENDED DECEMBER 31
                                                                   -----------------------
                                           1997                              1996                                 1995
                          ----------------------------------------------------------------------------------------------------------
                                                       PER                                 PER                                 PER
                            INCOME        SHARES      SHARE     INCOME        SHARES      SHARE     INCOME        SHARES      SHARE
                          (NUMERATOR)  (DENOMINATOR)  AMOUNT  (NUMERATOR)  (DENOMINATOR)  AMOUNT  (NUMERATOR)  (DENOMINATOR)  AMOUNT
                          ----------   ------------  -------  ----------   ------------  -------  -----------  -------------  ------

Basic EPS:
 Net income available
  to common stockholders  $3,330,368     2,465,195     $1.35   $2,061,137     2,026,428    $1.02   $1,675,201    1,962,067     $0.85
                                                     =======                             =======                             =======
Effect of dilutive
 securities:
  Options                         --        78,429                     --        66,418                    --       55,978
  Warrants                        --         7,450                     --         8,862                    --        4,567
  Convertible debentures     540,258       652,010                295,876       503,574               332,416      547,619
                          ----------     ---------             ----------     ---------            ----------    ---------
Diluted EPS:
  Net income available
  to common stockholders
   plus interest and
   amortization on
   convertible debentures $3,870,626     3,203,084     $1.21   $2,357,013     2,605,282    $0.90   $2,007,617    2,570,231     $0.78
                          ==========     =========   =======   ==========     =========  =======   ==========    =========   =======


   On November 20, 1995, the Company effected a 5-for-4 split of its common stock. All references to number of shares and per-share computations in the consolidated financial statements and notes have been retroactively restated to reflect the common stock split.

   (j)  Stock Options

        Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees and related interpretations." As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, FAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in FAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

   (k)  Reclassifications

Certain 1996 balances have been reclassified to conform to the 1997 presentation.

   (l)  Accounting Standards Issued but not yet Adopted

 Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

In December 1996, the FASB issued statement of accounting standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB No. 125" (FAS
127). FAS 127 defers for one year the effective date of certain provisions of FAS No. 125 to allow affected enterprises to modify information systems and accounting processes to comply with FAS No. 125. The delay applies to the provisions that deal with secured borrowings and collateral, as well as to transfers of financial assets for repurchase agreements, dollar rolls, and securities lending. The impact of FAS 127 is not expected to be material in relation to the consolidated financial statements.

                         Reporting Comprehensive Income

In June 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income" (FAS
130). FAS No. 130 requires disclosure in the financial statements of comprehensive income that encompasses earnings and those items currently required to be reported directly in the equity section of the balance sheet, such as unrealized gains and losses on available-for-sale securities. FAS No. 130 is effective for the Company's financial statements beginning in 1998.
Earlier application is permitted.    The impact of FAS 130 is not expected to be
material in relation to the consolidated financial statements.

                                    Segments

In June 1997, the FASB issued FAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" (FAS 131). FAS 131 requires disclosures about segments of an enterprise and related information about the different types of business activities in which an enterprise engages and the different economic environments in which it operates. FAS 131 is effective for the Company's financial statements beginning in 1998. The impact of FAS 131 is not expected to be material in relation to the consolidated financial statements.

2. CASH AND DUE FROM BANKS

     First State Bank is required to maintain certain daily reserve balances on hand in accordance with Federal Reserve Board requirements. The consolidated reserve balances maintained in accordance with these requirements were approximately $9,415,000 and $5,357,000 at December 31, 1997 and 1996,
respectively.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

3. INVESTMENT SECURITIES

     Following is a summary of amortized costs and approximate market values of investment securities:

                                                                       GROSS       GROSS      ESTIMATED
                                                         AMORTIZED   UNREALIZED  UNREALIZED    MARKET
                                                           COST        GAINS       LOSSES       VALUE
                                                        -----------  ----------  ----------  -----------
As of December 31, 1997
  Obligations of the U.S. Treasury:
     Available for sale...............................  $10,867,133    $ 28,563     $   458  $10,895,238
     Held to maturity.................................    2,090,535      16,121          --    2,106,656
  Obligations of U.S. government agencies:
     Available for sale...............................   33,408,867      49,239      15,199   33,442,907
     Held to maturity.................................    9,999,106      14,062      36,930    9,976,238
  Obligations of states and political subdivisions--
     Held to maturity.................................    3,145,533      63,466         420    3,208,579
  Federal Home Loan Bank stock........................    1,475,100          --          --    1,475,100
  Federal Reserve Bank stock..........................      460,950          --          --      460,950
                                                        -----------    --------     -------  -----------
                                                        $61,447,224    $171,451     $53,007  $61,565,668
                                                        ===========    ========     =======  ===========
As of December 31, 1996
  Obligations of the U.S. Treasury:
     Available for sale...............................  $ 6,972,191    $ 39,662     $ 3,093  $ 7,008,760
     Held to maturity.................................    2,780,724      21,876          --    2,802,600
  Obligations of U.S. government agencies:
     Available for sale...............................   12,463,885      60,400      27,355   12,496,930
     Held to maturity.................................   13,497,297      36,000      47,625   13,485,672
  Obligations of states and political subdivisions--
     Held to maturity.................................    3,269,412      39,810         547    3,308,675
  Federal Home Loan Bank stock........................    1,231,500          --          --    1,231,500
  Federal Reserve Bank stock..........................      310,950          --          --      310,950
                                                        -----------    --------     -------  -----------
                                                        $40,525,959    $197,748     $78,620  $40,645,087
                                                        ===========    ========     =======  ===========

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

  The amortized cost and estimated market value of investment securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                 ESTIMATED
                                    AMORTIZED     MARKET
                                      COST         VALUE
                                   -----------  -----------
Within one year:
  Available for sale.............  $17,820,588  $17,823,635
  Held to maturity...............    1,991,457    1,977,333
One through five years:
  Available for sale.............   24,463,150   24,516,066
  Held to maturity...............   11,339,651   11,385,758
Five through ten years:
  Available for sale.............      994,905      998,750
  Held to maturity...............      799,066      823,382
After ten years:
  Available for sale.............      997,357      999,694
  Held to maturity...............    1,105,000    1,105,000
Federal Reserve Bank stock.......      460,950      460,950
Federal Home Loan Bank stock.....    1,475,100    1,475,100
                                   -----------  -----------
     Total.......................  $61,447,224  $61,565,668
                                   ===========  ===========

     Marketable securities with an amortized cost of approximately $56,515,000 and $34,685,000 were pledged to collateralize deposits as required by law and for other purposes at December 31, 1997 and 1996, respectively.

     Proceeds from sales of investments in debt securities for the years ended December 31, were zero in 1997, $500,156 in 1996, and $4,095,844 in 1995. Gross
losses realized were zero in 1997, zero in 1996, and $26,997 in 1995. Gross gains realized were zero in 1997, $156 in 1996, and $7,543 in 1995. The Company calculates gain or loss on sale of securities based on the specific identification method.

4. LOANS AND LEASES

   Following is a summary of loans and leases by major categories:

                                    AS OF DECEMBER 31
                                --------------------------
                                    1997          1996
                                ------------  ------------
Commercial...................   $ 45,479,576  $ 36,578,045
Consumer and other...........     16,809,338    13,238,944
Lease financing..............     30,587,116    16,658,963
Real estate--mortgage........    153,550,262   148,712,636
Real estate--construction....     41,942,555    35,737,435
                                ------------  ------------
                                $288,368,847  $250,926,023
                                ============  ============

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

The Company's leasing operations consist principally of the leasing of various types of transportation equipment, construction equipment, industrial and manufacturing equipment, and data processing equipment. The majority of the Company's leases are classified as direct financing leases.

   Future minimum lease receivables under noncancellable leasing arrangements as of December 31, 1997 are as follows:

                                                   DIRECT
                                                 FINANCING    OPERATING
                                                   LEASES       LEASES
                                                ------------  ----------
Years ending December 31:
  1998.......................................   $ 9,290,124   $  802,144
  1999.......................................     8,416,391      732,941
  2000.......................................     7,399,741      665,655
  2001.......................................     4,989,693      477,969
  2002.......................................     2,113,959       28,252
  Thereafter.................................       595,416           --
                                                -----------   ----------
Net minimum future lease receipts............   $32,805,324   $2,706,961
                                                              ==========
Less unearned income.........................    (6,260,595)
Unamortized initial indirect costs...........       334,737
Estimated residual value.....................     3,707,650
                                                -----------
Net investment in direct financing leases....   $30,587,116
                                                ===========

   Following is a summary of changes to the allowance for loan and lease losses:

                                            YEARS ENDED DECEMBER 31,
                                      -------------------------------------
                                         1997         1996         1995
                                      -----------  -----------  -----------
Balance at beginning of year......    $2,510,155   $1,850,605   $1,467,954
Provision charged to operations...     1,536,597    1,231,403      418,000
Loans and leases charged off......      (972,047)    (753,512)    (345,459)
Recoveries........................       204,752      181,659      310,110
                                      ----------   ----------   ----------
Balance at end of year............    $3,279,457   $2,510,155   $1,850,605
                                      ==========   ==========   ==========

   The recorded investment in loans which are considered impaired under the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by FAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," was $3,122,765 at December 31, 1997, $1,057,802 at December 31, 1996, and $1,730,483
at December 31, 1995. The average investment in loans for which impairment has been recognized was $2,090,000 in 1997 and $1,294,000 in 1996. The allowance for loan losses related to these loans were $395,000 at December 31, 1997, zero at December 31, 1996, and $135,583 at December 31, 1995. The allowance for impaired loans is included in the allowance for loan and lease losses. Interest income recognized on impaired loans was $6,218 in 1997, $18,293 in 1996, and zero in 1995.

   Loans on which the accrual of interest has been discontinued amounted to $3,122,765, $946,408, and $1,807,601 at December 31, 1997, 1996, and 1995,
respectively. If interest on such loans had been accrued, such income would have been approximately $144,978 in 1997, $12,000 in 1996, and $98,000 in 1995.
Actual interest income on those loans, which is recorded only when received, amounted to $6,218 in 1997, and zero in 1996 and 1995.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

   Activity during 1997 and 1996 regarding outstanding loans to certain related-party loan customers of the subsidiary bank's (executive officers, directors and principal shareholders of First State Bank including their families and companies in which they are principal owners) was as follows:

                                          1997         1996
                                      ------------  -----------
Balance at beginning of year........  $ 1,946,119   $1,495,355
Advances............................      532,085      858,845
Loans to parties no longer related..     (163,869)          --
Repayments..........................   (1,133,467)    (408,081)
                                      -----------   ----------
Balance at end of year..............  $ 1,180,868   $1,946,119
                                      ===========   ==========

5. PREMISES AND EQUIPMENT

   Following is a summary of premises and equipment, at cost:

                                                    ESTIMATED       AS OF DECEMBER 31,
                                                      USEFUL               --------------------------
                                                   LIFE (YEARS)      1997          1996
                                                   ------------  ------------  ------------
Land.............................................           --   $ 1,959,655   $ 1,389,490
Building and leasehold improvements..............        15-30     8,650,082     7,267,468
Equipment........................................            5     5,591,891     5,060,522
Equipment subject to operating lease financing:..          3-5
   Transportation................................                  1,600,000     2,500,000
   Construction..................................                  1,296,797       745,196
   Other.........................................                    814,534       772,272
Assets under capital leases......................            5        78,781        78,781
                                                                 -----------   -----------
                                                                  19,991,740    17,813,729
Less accumulated depreciation and amortization...                 (5,935,644)   (4,254,894)
                                                                 -----------   -----------
                                                                 $14,056,096   $13,558,835
                                                                 ===========   ===========

   Depreciation and amortization expense on premises and equipment in 1997, 1996, and 1995 was $1,911,497, $1,331,147, and $822,344, respectively.

   During 1996, the Company entered into two agreements for the sale and lease back of two bank branch facilities totaling $2,563,500. The leases are classified as operating leases in accordance with Statement of Financial Accounting Standards No. 13 as amended. The net book value of the premises was removed from the consolidated balance sheet and a gain of approximately $13,000 was deferred and is being recognized as an adjustment to rent expense over the term of the lease. The two leases have a lease term of fifteen years. The minimum lease payments total $264,801 in 1998, $264,801 in 1999, $264,801 in
2000, $264,801 in 2001, $264,801 in 2002, and $2,168,785 thereafter. Rent expense under these leases was $260,522 in 1997.

6. DEPOSITS

   Following is a summary of interest-bearing deposits:

                                          AS OF DECEMBER 31,
                                      --------------------------
                                          1997          1996
                                      ------------  ------------
Interest-bearing checking accounts..  $ 69,566,283  $ 49,245,938
Money market savings................    47,223,074    32,811,455
Regular savings.....................    21,231,515    16,081,190
Time:
   Denominations $100,000 and over..    55,766,974    52,751,491
   Denominations under $100,000.....    79,029,731    74,424,402
                                      ------------  ------------
                                      $272,817,577  $225,314,476
                                      ============  ============

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

7. BORROWINGS

   Securities sold under agreements to repurchase

   Securities sold under agreements to repurchase are comprised of customer deposit agreements with overnight maturities. The obligations are not federally insured but are collateralized by a security interest in U.S. Treasury or U.S. government agency securities. These securities are segregated and safekept by third-party banks. These securities had a market value of $15,535,000 and $15,916,000, at December 31, 1997 and 1996, respectively.

   Securities sold under agreements to repurchase are summarized as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                        1997          1996
                                                    ------------  ------------
Balance...........................................  $10,105,190   $13,928,515
Weighted average interest rate....................         4.88%         5.34%
Maximum amount outstanding at any month end.......   12,582,073    13,928,516
Average balance outstanding during the period.....   11,213,000    11,843,000
Weighted average interest rate during the period..         4.71%         4.74%

 Subordinated Debentures

   On April 30, 1997, the Company called for redemption its 7% convertible subordinated debentures due November 3, 2003, with a balance of $3,788,000 at December 31, 1996. Prior to the redemption date, $3,773,000 principal amount of the debentures were converted into the Company's common stock at a conversion rate of $10.50 per share or 359,285 shares. The remaining $15,000 were redeeemed at 101% of the original principal balance plus accrued interest.

   On May 2, 1997, the Company completed an offering for $13,800,000 of 7.5% convertible subordinated debentures due 2017. The debentures pay interest semi-annually on April 30 and October 30 until maturity, are convertible at any time subject to adjustments for certain events into the Company's common stock at $16.75 per share, are callable at the Company's option if the price of its common stock equals or exceeds 140% of the exercise price for at least 30 consecutive trading days without any premium or at a redemption premium beginning May 1, 2001, as follows:


              REDEMPTION                       REDEMPTION
              ----------                       ----------
         YEAR            PRICE            YEAR            PRICE
         ----            -----            ----            ------
         2001          105.250%          2004            102.625%
         2002          104.375%          2005            101.750%
         2003          103.500%          2006            100.875%

The debentures are subordinated to all present and future senior indebtedness. Only capital stock of the Company (common or preferred) is junior to the debentures.

 Federal Home Loan Bank advances

   First State Bank has a note payable to the Federal Home Loan Bank of Dallas included in long-term debt, dated January 30, 1995, with an outstanding balance of $198,594 and $218,119 at December 31, 1997, and 1996, respectively. The note is payable in monthly installments of principal and interest at 8.26% through February 1, 2005.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

   First State Bank had a prepayable Federal Home Loan Bank advance with a balance of $4,000,000 at December 31, 1996. The advance had a final maturity of April 23, 2003, and was repaid in 1997. The advance bore interest based on the one month LIBOR index plus 0.21%, 5.86% at December 31, 1996.

   First State Bank had a Federal Home Loan Bank advance with a balance of $970,000 at December 31,1996, secured by a U.S. Treasury security with an estimated market value of $977,000. The advance had an eight-day term maturing January 7, 1997, and bore interest at 5.61%.

   The maximum amount of Federal Home Loan Bank advances outstanding during 1997 was $9,153,000 and the weighted average interest rate paid for these advances was 5.74%, with an average outstanding balance of $1,832,000.

Note Payable

   On April 30, 1997, the company purchased its main banking facility in Taos, New Mexico subject to a real estate contract with an original balance of $1,050,000 which bears interest at 9.50% adjustable every five years through 2017, payable $9,787 monthly. The balance at December 31, 1997 was $1,037,869 with principal payments of $19,694 in 1998, $21,648 in 1999, $23,797 in 2000,
$26,159 in 2001, $28,754 in 2002, and $917,817 thereafter.

8. LEASES

   First State Bank leases certain of its premises and equipment under noncancellable operating leases from unrelated parties. Rent expense for the years ended December 31, 1997, 1996, and 1995, totaled approximately $949,000, $829,000 and $529,000, respectively. Minimum future payments under these leases at December 31, 1997, are as follows:

                                       YEARS ENDING
                                        DECEMBER 31,
                                       -------------
     1998.............................    $1,134,234
     1999.............................       948,836
     2000.............................       862,771
     2001.............................       822,101
     2002.............................       740,394
     Thereafter.......................     5,177,942
                                          ----------
                                          $9,686,278
                                          ==========

9. INCOME TAXES

    Federal income tax expense (benefit) consisted of the following:

                                   YEARS ENDED DECEMBER 31,
                             -------------------------------------
                                1997         1996         1995
                             -----------  -----------  -----------
  Current..................  $1,905,234   $1,124,780   $1,013,725
  Deferred.................    (230,887)      (8,888)    (250,495)
                             ----------   ----------   ----------
  Total expense......... ..  $1,674,347   $1,115,892   $  763,230
                             ==========   ==========   ==========

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

   Actual income tax expense from continuing operations differs from the "expected" tax expense for 1997, 1996, and 1995 (computed by applying the U.S. federal corporate tax rate of 34 percent to income from continuing operations before income taxes) as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1997         1996         1995
                                                           -----------  -----------  ----------
Computed "expected" tax expense..........................  $1,702,000   $1,080,000   $ 829,000
Increase (reduction) in income taxes resulting from:
   Tax-exempt interest...................................    (119,000)     (76,000)    (62,000)
   Amortization of intangibles...........................      48,000       92,000      96,000
   Change in valuation allowance for deferred tax assets.          --     (120,000)   (132,466)
   Other.................................................      43,347      139,892      32,696
                                                           ----------   ----------   ---------
     Total income tax expense............................  $1,674,347   $1,115,892   $ 763,230
                                                           ==========   ==========   =========

Components of deferred income tax assets and liabilities are as follows:

                                                              AS OF DECEMBER 31,
                                                             --------------------
                                                                1997       1996
                                                             ----------  --------
Deferred tax assets:
   Allowance for loan losses...............................  $  854,506  $592,424
   Write-down of other real estate owned...................      58,820    37,267
   Depreciation............................................     175,946    92,323
   Deferred compensation expense...........................      38,564    31,618
   Other...................................................      29,404    31,838
                                                             ----------  --------
     Total gross deferred tax assets.......................   1,157,240   785,470
Deferred tax liabilities:
   Deferred gains on sale of other real estate owned.......          --    17,987
   Leases..................................................     158,870        --
   Tax effect of unrealized gains on investment securities.      21,127    23,669
                                                             ----------  --------
     Total gross deferred tax liabilities..................     179,997    41,656
                                                             ----------  --------
     Net deferred tax asset................................  $  977,243  $743,814
                                                             ==========  ========

   In order to fully realize the deferred tax asset on the Company's balance sheet at December 31, 1997, of $1,157,240, the Company will need to generate future taxable income of approximately $3,404,000. Based on the Company's historical and current pre-tax income, management believes it is more likely than not that the Company will realize the benefit of the temporary differences prior to the expiration of the carry-forward period and further believes that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate taxable income or any specific level of continuing taxable income.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

10.  STOCKHOLDERS' EQUITY

     At December 31, 1997, under terms of a stock option agreement, an officer of First State Bank has an outstanding option to purchase 6,613 common shares of the Company at a price of $5.01 per share. The options may be exercised at any time and expire on October 12, 2003. The officer exercised 43,000 options for a total of $215,000 in 1997 and 19,600 options for a total of $98,000 in 1996.

    Effective October 5, 1993, the Company adopted the First State Bancorporation 1993 Stock Option Plan, which provides for the granting of options to purchase up to 225,000 shares of the Company's common stock. Exercise dates and prices for the options are set by a committee of the Board of Directors. The plan also provides that options other than those qualifying as incentive stock options may be granted. On July 25, 1997, the Board of Directors approved increasing the number of options available for grant by 175,000. This action must be approved by a vote of the common stockholders before grant of those options becomes effective. On July 25, 1997, the Board of Directors granted 113,400 options at a price of $17.25 per share; 90,720 of these options are subject to stockholder approval of the increase in number of options available for grant. Vesting of these options is 20% at the date of grant and 20% per year thereafter until fully vested. A summary of options under this plan is as follows:

                                              1997                                1996
                                              ----                                ----
                                                       WEIGHTED                            WEIGHTED
                                                       AVERAGE                             AVERAGE
                                     SHARES         EXERCISE PRICE        SHARES        EXERCISE PRICE
                                    --------        --------------        -------       --------------

Outstanding at beginning of year    198,753                 $ 8.40        198,753                $8.40
    Granted                         114,400                  17.17             --                   --
    Exercised                        (1,400)                  8.40             --                   --
    Forfeited                        (1,625)                  8.40             --                   --
                                    -------         --------------        -------       --------------
Outstanding at year end             310,128                 $11.64        198,753                $8.40
                                    =======         ==============        =======       ==============
Options exercisable at year end     202,692                 $ 9.39        142,250                $8.40
                                    =======         ==============        =======       ==============

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

     Compensation expense of $20,430, $33,453, and $59,542 was recognized pursuant to the grant of options in 1997, 1996, and 1995. Had the compensation costs been determined consistent with the fair value method of FAS 123 at the grant dates for awards, net income and earnings per common share would have changed to the pro forma amounts indicated below.

     In determining the following pro forma disclosures, the fair value of options granted were estimated as of the grant date using the Black-Scholes option-pricing model assuming a risk free interest rate of 5.50% for 1997 and 5.38% for 1995; dividend yield of 0.98% for 1997 and 1.27% for 1995; expected lives of 5 years for 1997 and 5 years for 1995; and volatility of 40.23% for 1997 and 45.27% for 1995.

                                    YEARS ENDED DECEMBER 31,
                                    ------------------------
                                  1997        1996        1995
                                  ----        ----        ----
Net income:
     As reported               $3,330,368  $2,061,137  $1,675,201
     Proforma                  $3,107,656  $2,049,599  $1,654,686
Basic earnings per share:
     As reported               $     1.35  $     1.02  $     0.85
     Proforma                  $     1.26  $     1.01  $     0.84
Diluted earnings per share:
     As reported               $     1.21  $     0.90  $     0.78
     Proforma                  $     1.14  $     0.90  $     0.77

     On October 25, 1996, the Board of Directors approved a shareholder protection rights agreement to protect the stockholders of the Company from abusive or unfair take-over practices. The terms of the agreement provide one right for each share of common stock held. The rights become exercisable only if a person or a group accumulates ten percent or more of the Company's common shares. The Company would be entitled to redeem the rights for $0.01 per right until the tenth day following a public announcement of an acquisition of 10% of its common shares. The rights expire on October 25, 2006.

     On October 25, 1996, the Board of Directors approved a dividend reinvestment plan. The plan allows any stockholder of record of 300 shares of common stock to reinvest dividends on those shares in common shares issued by the Company pursuant to the plan. Holders of 300 or more shares may also acquire shares from the Company through the plan in an amount not to exceed $30,000 quarterly.

     In connection with the common stock and 7% convertible debenture offering, the Company sold to the underwriter for $100 a five-year warrant with a put provision to purchase 48,125 shares of common stock. On June 30, 1997, the underwriter exercised the put provision and the company paid the underwriter $308,000 for redemption of the warrants which was accounted for as a charge to retained earnings.

     Bank regulations specify the level of dividends that can be paid by First State Bank. As of December 31, 1997, First State Bank had approximately $5.4 million in retained earnings, which were available for the payment of dividends to the Company subject to regulatory capital requirements. Future dividend payments will be dependent upon the level of earnings generated by First State Bank and/or regulatory restrictions, if any.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

     On April 30, 1997, the Company called for redemption its 7% Convertible Subordinated Debentures due November 3, 2003, with a balance of $3,788,000 at December 31, 1996. Prior to the redemption date, $3,773,000 principal amount of the debentures were converted into the Company's common stock at a conversion rate of $10.50 per share or 359,285 shares. The remaining $15,000 were redeemed at 101% of the original principal balance plus accrued interest.

     The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in regulations) to risk-weighted assets, and of Tier I capital, and of Tier I capital to total assets. Management believes, as of December 31, 1997, that the Company meets all capital adequacy requirements to which it is subject.

     As of December 31, 1997, the most recent notification from the Federal Reserve Bank of Kansas City categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                          AS OF DECEMBER 31, 1997
                                                          -----------------------
                                                               FOR CAPITAL      TO BE CONSIDERED
                                               ACTUAL       ADEQUACY PURPOSES   WELL CAPITALIZED
                                               ------       -----------------   ----------------
                                           AMOUNT   RATIO   AMOUNT      RATIO   AMOUNT     RATIO
                                           ------   -----   ------      -----   ------     -----
                                                          (DOLLARS IN THOUSANDS)
Total capital to risk weighted assets:
  Consolidated...........................  $43,336   13.4%    $25,893     8.0%   $32,367    10.0%
  Bank subsidiary........................   33,971   10.5%     25,784     8.0%    32,230    10.0%
Tier I capital to risk weighted assets:
  Consolidated...........................   26,867    8.3%     12,947     4.0%    19,420     6.0%
  Bank subsidiary........................   30,977    9.6%     12,892     4.0%    19,338     6.0%
Tier I capital to total assets:
  Consolidated...........................   26,867    6.7%     16,042     4.0%    20,052     5.0%
  Bank subsidiary........................   30,977    7.8%     15,984     4.0%    19,981     5.0%


                                                         AS OF DECEMBER 31, 1996
                                                          -----------------------
                                                               FOR CAPITAL      TO BE CONSIDERED
                                               ACTUAL       ADEQUACY PURPOSES   WELL CAPITALIZED
                                               ------       -----------------   ----------------
                                           AMOUNT   RATIO   AMOUNT      RATIO   AMOUNT     RATIO
                                           ------   -----   ------      -----   ------     -----
                                                            (DOLLARS IN THOUSANDS)
Total capital to risk weighted assets:
  Consolidated...........................  $22,418   8.3%   $21,530       8.0%  $26,912     10.0%
  Bank subsidiary........................   24,975   9.3%    21,483       8.0%   26,841     10.0%
Tier I capital to risk weighted assets:
  Consolidated...........................   19,941   7.4%    10,764       4.0%   16,146      6.0%
  Bank subsidiary........................   22,498   8.4%    10,739       4.0%   16,108      6.0%
Tier I capital to total assets:
  Consolidated...........................   19,941   6.1%    12,990       4.0%   16,238      5.0%
  Bank subsidiary........................   22,498   6.9%    12,911       4.0%   16,139      5.0%

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

11.  EMPLOYEE BENEFIT PLANS

     Effective January 1, 1991, First State Bank adopted an employee tax-sheltered savings plan for substantially all full-time employees which provides a mandatory 50% matching by First State Bank of employee contributions up to a maximum of 6% of gross annual wages. Full vesting occurs after three years. Contributions to the plan totaled $125,171 in 1997, $105,788 in 1996, and $70,391 in 1995.

12.  COMMITMENTS AND CONTINGENCIES

     In the normal course of business, various commitments and contingent liabilities are outstanding, such as standby letters of credit and commitments to extend credit. These financial instruments with off balance sheet risk are not reflected in the financial statements. Financial instruments with off balance sheet risk involve elements of credit risk, interest rate risk, liquidity risk, and market risk. Management does not anticipate any significant losses as a result of these transactions.

     The following table summarizes these financial instruments:

                                                 AS OF DECEMBER 31
                                              ------------------------
                                                 1997         1996
                                              -----------  -----------
      Commitments to extend credit..........  $62,059,000  $46,883,000
      Standby letters of credit.............    2,252,000    1,417,000

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

13.  CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

     The assets of the Company, as parent company, consist primarily of the investment in its subsidiary bank and a money market savings account held in the subsidiary bank. The primary sources of the parent company's cash revenues are dividends from its subsidiary bank along with interest received from the money market account. This cash revenue is the source of funds for payment of interest on the convertible debentures issued by the parent company. Following are condensed financial statements of the parent company for December 31:

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                       CONDENSED STATEMENTS OF CONDITION

                                                          AS OF DECEMBER 31,
                                                          ------------------
                                                           1997        1996
                                                           ----        ----
                                                        (DOLLARS IN THOUSANDS)
ASSETS:
  Cash and due from banks.............................     $ 8,716     $ 1,180
  Investment in subsidiary............................      31,473      23,104
  Offering expenses--debentures.......................       1,024          --
  Goodwill............................................         352         384
  Deferred tax asset..................................          39          32
  Other assets........................................         305         279
                                                           -------     -------
     Total assets.....................................     $41,909     $24,979
                                                           =======     =======
LIABILITIES AND EQUITY CAPITAL:
  Liabilities--accounts payable and accrued expenses..     $   395     $   141
  Convertible debentures..............................      13,800       3,788
  Equity capital......................................      27,714      21,050
                                                           -------     -------
     Total liabilities and equity capital.............     $41,909     $24,979
                                                           =======     =======


                      CONDENSED STATEMENTS OF OPERATIONS

                                                                          YEARS ENDED DECEMBER 31,
                                                                        ----------------------------
                                                                          1997      1996      1995
                                                                          ----      ----      ----
                                                                          (DOLLARS IN THOUSANDS)
Income:
  Cash dividends from subsidiaries....................................   $   --    $   --   $    --
  Loss from credit card processing operation..........................       --        --    (1,208)
  Other income........................................................      301        67       176
                                                                         ------    ------   -------
     Total income (loss)..............................................      301        67    (1,032)
                                                                         ------    ------   -------
Expenses:
  Interest expense....................................................      766       362       405
  Amortization........................................................       84       158       176
  Legal...............................................................       13        57        56
  Consulting..........................................................       --        65        62
  Other...............................................................      258       173       255
                                                                         ------    ------   -------
     Total expense....................................................    1,121       815       954
                                                                         ------    ------   -------
Loss before income taxes and undistributed income of bank subsidiary..     (820)     (748)   (1,986)
Income tax benefit....................................................      276       148       596
Undistributed income of bank subsidiary...............................    3,874     2,661     3,065
                                                                         ------    ------   -------
Net Income............................................................   $3,330    $2,061   $ 1,675
                                                                         ======    ======   =======

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED DECEMBER 31,
                                                                     ----------------------------
                                                                       1997      1996      1995
                                                                       ----      ----      ----
                                                                       (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
     Net income....................................................  $ 3,330   $ 2,061   $ 1,675
                                                                     -------   -------   -------
     Adjustments to reconcile net income to cash used by operations:
        Amortization of goodwill...................................       32        32        32
        Undistributed income of bank subsidiaries..................   (3,874)   (2,661)   (3,064)
        Loss from investment in credit card operation..............       --        --     1,208
        (Increase) decrease in other assets........................   (1,170)      356      (255)
        Increase (decrease) in other liabilities, net..............      254      (181)      121
                                                                     -------   -------   -------
          Total adjustments........................................   (4,758)   (2,454)   (1,958)
                                                                     -------   -------   -------
          Net cash used by operating activities....................   (1,428)     (393)     (283)
                                                                     -------   -------   -------
Cash flows from investing activities:
     Sale of investment securities.................................       --        --     3,998
     Maturity of investment securities.............................       --     2,000     1,000
     Purchase of investment securities.............................       --        --    (2,494)
                                                                     -------   -------   -------
          Net cash provided by investing activities................       --     2,000     2,504
                                                                     -------   -------   -------
Cash flows from financing activities:
     Common stock issued...........................................      495       154        --
     Issuance of subordinated debentures...........................   13,800        --        --
     Capital contributions to subsidiary bank......................   (4,500)   (1,250)     (500)
     Contributions and loans to credit card processing operation...       --        --      (523)
     Dividends paid................................................     (523)     (409)     (303)
     Redemption of put warrants....................................     (308)       --        --
                                                                     -------   -------   -------
          Net cash provided (used) by financing activities.........    8,964    (1,505)   (1,326)
                                                                     -------   -------   -------
Increase in cash and due from banks................................    7,536       102       895
Cash and due from banks at beginning of year.......................    1,180     1,078       183
                                                                     -------   -------   -------
Cash and due from banks at end of year.............................  $ 8,716   $ 1,180   $ 1,078
                                                                     =======   =======   =======


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

     Financial instruments are defined as cash, evidence of ownership in an entity, or a contract that both imposes on one entity a contractual obligation:
(1) to deliver cash or another financial instrument to a second entity, or (2) to exchange other financial instruments on potentially unfavorable terms with a second entity, and conveys to the second entity a contractual right: (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity.

     Fair value estimates are made at a specific point in time based on available relevant market information about the financial instrument. However, a significant portion of the Company's financial instruments, such as commercial real estate loans, do not currently have an active marketplace in which they can be readily sold or purchased to determine

                   FIRST STATE BANCORPORATION AND SUBSIDIARY fair value. Consequently, fair value estimates for those financial instruments are based on assumptions made by management regarding the financial instrument's credit risk characteristics, prevailing interest rates, future estimated cash flows, expected loss experience, current and future economic conditions and other factors which affect fair value. As a result, these fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore, cannot be determined with precision. Accordingly, changes in management's assumptions could cause the fair value estimates to deviate substantially. Further, these estimates do not reflect any additional premium or discount that could result from offering for sale, at one time, the Company's entire holdings of a particular financial instrument or any estimated transaction costs. Lastly, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in the estimates.

     The carrying values and estimated fair values of the Company's financial instruments at December 31, are as follows:

                                                             1997                1996
                                                      ------------------  ------------------
                                                      CARRYING    FAIR    CARRYING    FAIR
                                                       AMOUNT    VALUE     AMOUNT    VALUE
                                                      --------  --------  --------  --------
                                                              (DOLLARS IN THOUSANDS)
Financial assets:
     Cash and due from banks.........................  $ 32,000  $ 32,000  $ 15,712  $ 15,712
     Fed funds sold..................................    11,000    11,000        --        --
     Marketable securities available for sale........    46,274    46,274    21,048    21,048
     Marketable securities held to maturity..........    15,235    15,291    19,547    19,597
     Loans, net......................................   288,369   288,459   250,926   250,503
     Accrued interest receivable.....................     2,278     2,278     2,002     2,002
Financial liabilities:
     Deposits........................................   345,591   345,913   277,353   278,000
     Securities sold under agreements to repurchase..    10,105    10,105    13,929    13,929
     Long-term debt..................................    15,036    18,900     4,006     4,043
     Federal Home Loan Bank advances.................        --        --     4,970     4,970

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and due from banks. Carrying value approximates fair value since these instruments are payable on demand and do not present credit concerns.

     Federal funds sold. Carrying value approximates fair value since these instruments have short-term maturities and do not present credit concerns.

     Marketable securities available for sale and held to maturity. The estimated fair value of securities available for sale and held to maturity is based on independent dealer quotations or published market price bid quotes.

     Loans, net. The estimated fair value of the loan portfolio is calculated by discounting scheduled cash flows over the estimated maturity of loans using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or repricing terms. Credit risk is accounted for through a reduction of contractual cash flows by loss estimates of classified loans and as a component of the discount rate.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

     Accrued interest receivable. Carrying value of interest receivable approximates fair value, since these instruments have short-term maturities.

     Deposits. The estimated fair value of deposits with no stated maturity, such as demand deposits, savings accounts and money market deposits, approximates the amounts payable on demand at December 31, 1997 and 1996. The fair value of fixed maturity certificates of deposit is estimated by discounting the future contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

     Securities sold under agreements to repurchase. The estimated fair value of securities sold under agreements to repurchase, which reset frequently to market interest rates, approximate fair value.

     Long-term debt. In 1997, long-term debt consisted of 7.5% convertible subordinated debentures which are traded on the Nasdaq Small Cap Market and their fair value is their market price on December 31, 1997. Also included is a real estate contract for purchase of a banking facility, its fair value is determined based on future cash out flows at current interest rates. In 1996, long-term debt consists primarily of 7% convertible subordinated debentures which were callable at the Company's option; their fair value was considered to be their call price.

     Federal Home Loan Bank advances. Federal Home Loan Bank advances reprice at least monthly; accordingly, their carrying value is considered to approximate their fair value.

     Off Balance Sheet Items.   The estimated fair values of the Company's off
balance sheet items are not material to the fair value of financial instruments included in the statements of financial condition. Rates currently available to the Company and subsidiary for items with similar terms and remaining maturities are used to estimate fair value of existing debt.

15.  CREDIT CARD PROCESSING OPERATION

     As of December 31, 1995, the Company decided to abandon its 48% limited partnership investment in Credit Card Services, Ltd. (CCS), effective April 1, 1996. CCS was a credit card processing operation located in Henderson, Nevada. The Company's initial investment in CCS was made in June 1994. The loss from abandonment includes the Company's limited partnership investment, loans to the partnership, and commitments for advances to the partnership. The following is a summary of the loss from CCS for the year ended December 31, 1995:

Equity in loss from operations                           $  278,000
Loss from abandonment of limited partnership interest       930,000
                                                         ----------
                                                         $1,208,000
                                                         ==========