Form 10-Q
period 1998-03-31
FIRST STATE BANCORPORATION
filed 1998-05-14
CIK 897861

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

FORM 10-Q.- QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1998.
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to _________________

COMMISSION FILE NUMBER 22-25144

                          FIRST STATE BANCORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEW MEXICO                                           85-0366665
     (STATE OR OTHER JURISDICTION OF                          (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

                7900 JEFFERSON NE
             ALBUQUERQUE, NEW MEXICO                               87109
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


                                (505) 241-7500
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No
                                        --    --

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,588,295 shares of common stock, no par value, outstanding as of May 7, 1998.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY


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


                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                             None

Item 2.   Changes in Securities and Use of Proceeds                     None

Item 3.   Defaults Upon Senior Securities                               None

Item 4.   Submission of Matters to a Vote of Security Holders  None

Item 5.   Other Information                                               7

Item 6.   Exhibits and Reports on Form 8-K                                7

             SIGNATURES                                                   7

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   FIRST STATE BANCORPORATION AND SUBSIDIARY
                     Consolidated Condensed Balance Sheets
                                  (unaudited)

                                                                             March 31    December 31
                                 Assets                                        1998          1997
                                 ------                                        ----          ----
Cash and due from banks                                                    $ 22,339,284  $ 20,999,596
Federal funds sold                                                            7,600,000    11,000,000
                                                                           --------------------------
     Total cash and cash equivalents                                         29,939,284    31,999,596
Investment securities:
    Held to maturity (at amortized cost, market value of $18,743,095 at
       March 31, 1998, and $15,291,473 at December 31, 1997)                 18,690,109    15,235,174
    Available for sale (at market, amortized cost of $35,778,606 at
       March 31, 1998, and $46,212,050 at December 31, 1997)                 35,846,521    46,274,195
                                                                           --------------------------
       Total Investments                                                     54,536,630    61,509,369
                                                                           --------------------------
Loans and leases net of unearned interest                                   304,649,546   288,368,847
  Less allowance for loan and lease losses                                    3,248,849     3,279,457
                                                                           --------------------------
      Net loans and leases                                                  301,400,697   285,089,390
Premises and equipment                                                       14,944,363    14,056,096
Accrued interest receivable                                                   2,394,352     2,278,376
Other real estate owned                                                      1 ,356,014     1,327,192
Goodwill, net                                                                   751,624       777,675
Other assets                                                                  3,700,273     4,006,630
                                                                           --------------------------
       Total assets                                                        $409,023,237  $401,044,324
                                                                           ==========================
                Liabilities and Stockholders' Equity
                ------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing                                                    $ 75,577,037  $ 72,773,120
    Interest-bearing                                                        274,681,715   272,817,577
                                                                           --------------------------
       Total deposits                                                       350,258,752   345,590,697
Securities sold under agreements to repurchase                               12,381,368    10,105,190
Other liabilities                                                             2,887,366     2,597,599
Long-term debt                                                               15,026,574    15,036,463
                                                                           --------------------------
       Total liabilities                                                    380,554,060   373,329,949
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized, none                --            --
   issued or outstanding
Common stock, no par value, 20,000,000 shares authorized, issued and outstanding 2,587,794 at March 31, 1998 and 2,583,867 at December 31,
 1997                                                                        16,142,505    16,075,878
Retained earnings                                                            12,281,848    11,597,484
Unrealized gains on investment securities available for sale                     44,824        41,013
                                                                           --------------------------
       Total stockholders' equity                                            28,469,177    27,714,375
                                                                           --------------------------
       Total liabilities and stockholders' equity                          $409,023,237  $401,044,324
                                                                           ==========================
Book value per share                                                             $11.01        $10.73
                                                                           ==========================
Tangible book value per share                                                    $10.70        $10.40
                                                                           ==========================

See accompanying notes to consolidated condensed financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY
                Consolidated Condensed Statements of Operations
               For the three months ended March 31, 1998 and 1997
                                  (unaudited)

                                                                           Three months  Three months
                                                                              Ended         Ended
                                                                             March 31      March 31
                                                                               1998          1997
                                                                           --------------------------
Interest Income:
 Interest and fees on loans and leases                                       $7,540,342    $6,488,162
 Interest on investment securities:
    Taxable                                                                     811,715       654,511
    Nontaxable                                                                   38,129        43,489
    Federal funds sold                                                           72,747        25,191
                                                                           --------------------------
      Total interest income                                                   8,462,933     7,211,353
                                                                           --------------------------
Interest expense:
  Deposits                                                                    2,819,350     2,526,453
  Short-term borrowings                                                         138,442       200,709
  Long-term debt and capital lease                                              287,599        71,302
                                                                           --------------------------
    Total interest expense                                                    3,245,391     2,798,464
                                                                           --------------------------
         Net interest income before provision for loan and lease losses       5,217,542     4,412,889
    Provision for loan and lease losses                                         555,000       262,500
                                                                           --------------------------
         Net interest income after provision for loan and lease losses        4,662,542     4,150,389
                                                                           --------------------------
Other Income:
  Service charges on deposit accounts                                           427,619       317,811
  Other banking service fees                                                     85,640        31,785
  Credit card transaction fees                                                  254,400       246,485
  Operating lease income                                                        212,982       237,563
  Other                                                                         135,511       143,966
                                                                           --------------------------
    Total other income                                                        1,116,152       977,610
                                                                           --------------------------
Other expenses:
  Salaries and employee benefits                                              2,087,771     1,737,114
  Occupancy                                                                     541,398       526,484
  Data Processing                                                               166,242       137,643
  Credit card interchange                                                       134,623       144,519
  Equipment                                                                     350,820       300,272
  Leased equipment depreciation                                                 137,301       154,524
  Legal, accounting and consulting                                              131,555       107,835
  Marketing                                                                     163,621       194,517
  Other real estate owned expenses                                               23,723        60,349
  Amortization of goodwill                                                       26,051        26,051
  Other                                                                         716,598       695,580
                                                                           --------------------------
    Total other expenses                                                      4,479,703     4,084,888
                                                                           --------------------------
        Income before income taxes                                            1,298,991     1,043,111
Income tax expense                                                              459,497       333,539
                                                                           --------------------------
        Net income                                                           $  839,494    $  709,572
                                                                           ==========================
Basic earnings per share                                                          $0.32         $0.32
                                                                           ==========================
Diluted earnings per share                                                        $0.29         $0.29
                                                                           ==========================
Dividends per common share                                                        $0.06         $0.06
                                                                           ==========================

See accompanying notes to consolidated condensed financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY
                Consolidated Condensed Statements of Cash Flows
              For the three months ended March 31, 1998, and 1997
                                  (unaudited)

                                                                                1998           1997
                                                                            ---------------------------
Operating activities:
Net Income                                                                  $    839,494   $    709,572
                                                                            ---------------------------
Adjustments to reconcile net income to cash provide by operations:
    Provisions for loan and lease losses                                         555,000        262,500
    Provision for decline in value of other real estate owned                       --           21,300
    Depreciation and amortization                                                441,212        291,026
    Increase in accrued interest receivable                                     (115,976)      (388,594)
    (Increase) decrease in other assets, net                                     304,394       (985,475)
    Increase in other liabilities, net                                           289,767        638,232
                                                                            ---------------------------
      Total adjustments                                                        1,474,397       (161,011)
                                                                            ---------------------------
          Net cash provided by operating activities                            2,313,891        548,561
                                                                            ---------------------------
Cash flows from investing activities:
   Net increase in loans                                                     (16,866,307)   (11,430,216)
   Purchases of investment securities available for sale                      (7,934,400)   (11,617,368)
   Maturities of investment securities available for sale                     18,425,000           --
   Purchases of investment securities held to maturity                       (28,160,000)          --
   Maturities of investment securities held to maturity                       24,700,000      2,700,000
   Purchases of premises and equipment                                        (1,355,516)       (25,803)
   Additions to other real estate owned, net                                     (28,822)          --
                                                                            ---------------------------
         Net cash used in investing activities                               (11,220,045)   (20,373,387)
                                                                            ---------------------------
Cash flows from financing activities:
  Net increase in interest bearing deposits                                    1,864,138     23,577,578
  Net increase in noninterest bearing deposits                                 2,803,917      6,115,242
  Net increase (decrease) in securities sold under repurchase agreements       2,276,178     (2,606,573)
  Payments on Federal Home Loan Bank borrowings                                     --         (970,000)
  Payments on long-term debt                                                      (9,889)       (10,076)
  Federal funds purchased, net                                                      --       (1,500,000)
  Common stock issued                                                             66,627        117,961
  Dividends paid                                                                (155,129)      (109,960)
                                                                            ---------------------------
         Net Cash provided by financing activities:                            6,845,842     24,614,172
                                                                            ---------------------------
   Increase (decrease) in cash and cash equivalents                           (2,060,312)     4,789,346
Cash and cash equivalents at beginning of period                              31,999,596     15,711,932
                                                                            ---------------------------
Cash and cash equivalents at end of period                                  $ 29,939,284   $ 20,501,278
                                                                            ===========================
Supplemental disclosure of noncash investing and financing activities:
    Additions to other real estate owned in settlement of loans                     --     $     93,578
                                                                            ===========================
    Issuance of common stock upon conversion of subordinated debentures             --     $    349,000
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

All significant intercompany accounts and transactions have been eliminated. Information contained in the consolidated condensed financial statements and notes thereto of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.   EARNINGS PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). FAS 128 requires the computation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). Diluted earnings per share is calculated by increasing the basic earning per share denominator by the number of additional common shares that would have been outstanding if dilutive potential common shares for options, warrants, and convertible securities had been issued and increasing the basic earnings per share numerator by the after tax amount of interest and amortization associated with the convertible debentures. FAS 128 is effective for years ended after December 15, 1997, and is required to be applied retroactively upon adoption. All previous periods have been restated to conform to the requirements of FAS 128. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months ended March 31:

                                                                     1998                                     1997
                                                ----------------------------------------------------------------------------------
                                                     Income         Shares      Per Share    Income         Shares       Per Share
                                                  (Numerator)   (Denominator)    Amount    (Numerator)   (Denominator)    Amount
Basic EPS:
  Net income available to common
      stockholders                                 $  839,494      2,585,422      $0.32      $709,572        2,197,173     $0.32
                                                                                  =====                                    =====
Effect of dilutive securities:
  Options                                                             99,219                                    75,741
  Warrants                                                                --                                    15,274
  Convertible debentures                           $  179,510        823,881                 $ 52,620          349,790
                                                   ----------      ---------                 --------        ---------
Diluted EPS:
  Net income available to common
   stockholders plus interest and
   amortization on convertible
   debentures                                      $1,019,004      3,508,522      $0.29      $762,192        2,637,978     $0.29
                                                   ==========      =========      =====      ========        =========     =====


3.  CONVERTIBLE SUBORDINATED DEBENTURES

On April 28, 1998, the Company notified the holders of it's 7.5% Convertible Subordinated Debentures due 2017, that the Debentures would be called for redemption at 100% of the original principal plus accrued interest on May 29, 1998. The balance of the Debentures was $13,800,000 at March 31, 1998.

4.  REPORTING COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board ("FASB") issued FAS No. 130, "Reporting Comprehensive Income" (FAS 130). FAS No. 130 requires disclosure in the financial statements of comprehensive income that encompasses earnings and those items currently required to be reported directly in the equity section of the balance sheet, such as unrealized gains and losses on available-for-sale securities. Management has adopted the provisions of FAS 130 effective January 1, 1998. The following table shows comprehensive income for the periods ended March 31:

                                             1998       1997
                                         ======================
Net Income                                 $839,494  $ 709,572
                                         ---------------------
Other Comprehensive income, net of tax
Unrealized gains (losses) on securities
arising during the period                     3,811   (189,049)
                                         =====================
Comprehensive income                       $843,305  $ 520,523
                                         =====================

5.  ACCOUNTING STANDARD ISSUED NOT YET IMPLEMENTED

In June 1997, the FASB issued FAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" (FAS 131). FAS 131 requires disclosures about segments of an enterprise and related information about the different types of business activities in which an enterprise engages and the different economic environments in which it operates. FAS 131 is effective for the Company's financial statements beginning December 31, 1998. The impact of FAS 131 is not expected to be material in relation to the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED CONDENSED BALANCE SHEETS

The Company's total assets increased by $8.0 million from $401.0 million as of December 31, 1997, to $409.0 million as of March 31, 1998, due to increasing market share and economic growth in the Company's market areas. For the first three months of 1998, net loans increased by $16.2 million from $288.4 million to $304.6 million, while investment securities decreased by $7.0 million from $61.5 million to $54.5 million. For the first three months of 1998, other assets increased $701,000, primarily as a result of increases to premises and equipment for expansion of the Company's corporate offices and operation center.

The increase in loans is due largely to the Company's efforts to increase its market share, increased economic growth, and demand for loans in the Company's market areas. Total commercial loans increased by approximately $1.6 million, real estate loans increased by approximately $11.8 million, and leases increased by approximately $3.0 million.

Investment securities decreased by $7.0 million as a result of maturities which were used to fund loan growth.

Deposits, which are the Company's main source of funds for loans, investments and federal funds sold, increased by $4.7 million from $345.6 million as of December 31, 1997, to $350.3 million as of March 31, 1998. Non-interest-bearing deposits increased by $2.8 million and interest-bearing deposits increased by $1.9 million. For the first three months of 1998, other liabilities increased by $2.6 million due largely to a $2.3 million increase in securities sold under agreements to repurchase.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998.

Net income for the Company for the three months ended March 31, 1998, was $839,494, an increase of $129,922 or 18.3% from $709,572 for the same period of 1997. The Company's annualized return on average assets was 0.86% for the first quarter of 1998, compared to 0.85% for the same period of 1997.

The provision for loan losses increased by $292,500 from $262,500 for the three months ended March 31, 1997, to $555,000 for the three months ended March 31, 1998. This increase was due to charge-offs in 1998, see--"Allowance for Loan and Lease Losses and Non-Performing Assets."

Net interest income before provision for loan losses increased $805,000 to $5.2 million for the three months ended March 31, 1998, from $4.4 million for the three months ended March 31, 1997, primarily due to increased loan volume and increased investment securities. The Company's net interest margin was 5.92% at March 31, 1998, compared to 5.87% at March 31, 1997.

Total non-interest income increased by $138,542 to $1.1 million for the three months ended March 31, 1998, compared to $977,610 for the same period of 1997, primarily due to increased service charges on deposit accounts, resulting from increased deposits.

Total non-interest expense increased by $400,000 to $4.5 million for the first quarter of 1998, compared to $4.1 million for the same period of 1997. Salaries and employee benefits increased by $350,657 which reflects annual salary increases, additions to personnel to service loan and deposit growth, and an $85,000 charge relating to compensation expense for employee stock options.

ALLOWANCE FOR LOAN AND LEASE LOSSES AND NON-PERFORMING ASSETS

The following tables set forth the Allowance for Loan and Lease Losses and Non-Performing assets.

                                                                     (Dollars in thousands)

                                                      March 31,1998    December 31, 1997   March 31, 1997
ALLOWANCE FOR LOAN AND LEASE LOSSES:                  ---------------  ------------------  ---------------
Balance beginning of Period                                   $3,279              $2,510           $2,510
Provision for loan and lease losses                              555               1,537              263
Net charge-offs                                                  585                 768               53
                                                      ---------------------------------------------------
Balance end of period                                         $3,249              $3,279           $2,720
                                                      ===================================================
Allowance for loan and lease losses to total loans
     and leases                                                 1.07               1.14%            1.04%
Allowance for loan and lease losses to
     non-performing loans and leases                              74%               102%             146%

NON-PERFORMING ASSETS:
                                                      March 31,1998    December 31, 1997   March 31, 1997
                                                      --------------   -----------------   --------------
Accruing loans - 90 days past due                             $   48              $  107           $  111
Non-accrual loans                                              4,359               3,123            1,747
Restructured loans                                                --                  --               --
                                                      ---------------------------------------------------
Total non-performing loans                                     4,407               3,230            1,858
Other real estate owned                                        1,356               1,327            1,435
                                                      ---------------------------------------------------
Total non-performing assets                                   $5,763              $4,557           $3,293
                                                      ===================================================
Potential problem loans and leases                            $3,960              $3,873               --
                                                      ===================================================
Total non-performing assets to total assets                    1.41%               1.14%            0.94%

Loans secured by real estate and other real estate owned comprise approximately $4.9 million of the non-performing assets as of March 31, 1998. Based primarily on the appraised values of the underlying properties, specific reserves of $99,000, within the Allowance for Loan and Lease Losses, have been established for these loans and properties. Management believes that the economies in its market areas are strong and has not made any changes to its underwriting policies.

LIQUIDITY AND CAPITAL EXPENDITURES

The Company's primary sources of funds are customer deposits, loan repayments, and maturities of investment securities. The Company has additional sources of liquidity in the form of borrowings. Borrowings include federal funds purchased, securities sold under repurchase agreements and borrowings from the Federal Home Loan Bank.

On April 28, 1998, the Company notified the holders of it's 7.5% Convertible Subordinated Debentures due 2017, that the Debentures would be called for redemption at 100% of the original principal plus accrued interest on May 29, 1998. The balance of the Debentures was $13,800,000 at March 31, 1998.

The Indenture allows management to redeem the Debentures at par if the Company's common stock closes at 140% of the exercise price ($16.75) for 30 consecutive trading days. As of April 24, 1998 this condition was met. Because of the difference in the exercise price and market price management believes that most holders will convert the Debentures into common stock prior to redemption. Conversion of the Debentures will improve the Company's cash flow through the elimination of debt service.

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

ITEM 5. CONVERTIBLE SUBORDINATED DEBENTURE REDEMPTION

On April 28, 1998, the Company notified the holders of it's 7.5% Convertible Subordinated Debentures due 2017, that the Debentures would be called for redemption at 100% of the original principal plus accrued interest on May 29, 1998. The balance of the Debentures was $13,800,000 at March 31, 1998.

The Indenture allows management to redeem the Debentures at par if the Company's common stock closes at 140% of the exercise price ($16.75) for 30 consecutive trading days. As of April 24, 1998 this condition was met. Because of the difference in the exercise price and market price management believes that most holders will convert the Debentures into common stock prior to redemption. Conversion of the Debentures will improve the Companys cash flow through the elimination of debt service.

ITEM 6. EXHIBIT 27 FINANCIAL DATA SCHEDULE

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          FIRST STATE BANCORPORATION


Date:   May 13, 1998    By: Michael R. Stanford
                        --------------------------------------------------------
                        Michael R. Stanford, President & Chief Executive Officer

Date:   May 13, 1998    By: H. Patrick Dee
                        --------------------------------------------------------
                        H. Patrick Dee, Executive Vice President & Chief
                         Operating Officer

Date:   May 13, 1998    By: Brian C. Reinhardt
                        --------------------------------------------------------
                        Brian C. Reinhardt, Senior Vice President and Chief
                         Financial Officer