Form 10-Q
period 1998-06-30
FIRST STATE BANCORPORATION
filed 1998-08-11
CIK 897861

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

FORM 10-Q.-QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998.
                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________________________________
to __________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,416,271 shares of common stock, no par value, outstanding as of June 30, 1998.

                          FIRST STATE BANCORPORATION


                                                                Page
                                                                ----
                         PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                  1

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   6


                          PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                    None

Item 2.    Changes in Securities and Use of Proceeds            None

Item 3.    Defaults Upon Senior Securities                      None

Item 4.    Submission of Matters to a Vote of Security Holders  8

Item 5.    Other Information                                    None

Item 6.    Exhibits and Reports on Form 8-K                     9

                   SIGNATURES                                   9

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   FIRST STATE BANCORPORATION AND SUBSIDIARY
                     Consolidated Condensed Balance Sheets
                                  (unaudited)

                                                                             June 30       December 31
                                 Assets                                        1998            1997
                                 ------                                    ------------    ------------
Cash and due from banks                                                    $ 22,675,697    $ 20,999,596
Federal funds sold                                                            7,500,000      11,000,000
                                                                           ----------------------------
    Total cash and cash equivalents                                          30,175,697      31,999,596
Investment securities:
    Held to maturity (at amortized cost, market value of $34,527,708 at
       June 30, 1998, and $15,291,473 at December 31, 1997)                  34,508,075      15,235,174
    Available for sale (at market, amortized cost of $36,669,918 at
       June 30, 1998, and $46,212,050 at December 31, 1997)                  36,677,338      46,274,195
                                                                           ----------------------------
    Total Investments                                                        71,185,413      61,509,369
                                                                           ----------------------------
Loans and leases net of unearned interest                                   308,296,832     288,368,847
  Less allowance for loan and lease losses                                    3,412,852       3,279,457
                                                                           ----------------------------
    Net loans and leases                                                    304,883,980     285,089,390
Premises and equipment                                                       15,994,568      14,056,096
Accrued interest receivable                                                   2,612,402       2,278,376
Other real estate owned                                                       1,080,920       1,327,192
Goodwill, net                                                                   725,572         777,675
Other assets                                                                  3,040,916       4,006,630
                                                                           ----------------------------
    Total assets                                                           $429,699,468    $401,044,324
                                                                           ============================

                Liabilities and Stockholders' Equity
                ------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing                                                    $ 80,790,840    $ 72,773,120
    Interest-bearing                                                        279,694,620     272,817,577
                                                                           ----------------------------
       Total deposits                                                       360,485,460     345,590,697
  Securities sold under agreements to repurchase                             23,190,810      10,105,190
  Other liabilities                                                           2,631,814       2,597,599
  Long-term debt                                                              1,216,170      15,036,463
                                                                           ----------------------------
       Total liabilities                                                    387,524,254     373,329,949
Stockholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized, none
     issued or outstanding                                                           --              --
  Common stock, no par value, 20,000,000 shares authorized, issued and outstanding 3,415,752 at June 30, 1998 and 2,583,867 at
     December 31, 1997                                                       29,046,909      16,075,878
Retained earnings                                                            13,123,408      11,597,484
Unrealized gains on investment securities available for sale                      4,897          41,013
                                                                           ----------------------------
       Total stockholders' equity                                            42,175,214      27,714,375
                                                                           ----------------------------
       Total liabilities and stockholders' equity                          $429,699,468    $401,044,324
                                                                           ============================
Book value per share                                                       $      12.35    $      10.73
                                                                           ============================
Tangible book value per share                                              $      12.13    $      10.40
                                                                           ============================

See accompanying notes to consolidated condensed financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY
                Consolidated Condensed Statements of Operations
           For the three and six months ended June 30, 1998 and 1997
                                  (unaudited)

                                                                          Three months  Three months  Six months   Six months
                                                                             Ended         Ended         Ended        Ended
                                                                            June 30       June 30       June 30      June 30
                                                                              1998          1997         1998         1997
                                                                          ---------------------------------------------------
Interest Income:
 Interest and fees on loans and leases                                    $7,972,817     $7,009,509  $15,513,159  $13,497,671
 Interest on investment securities:
    Taxable                                                                  860,607        724,241    1,672,322    1,378,752
    Nontaxable                                                                38,405         43,384       76,534       86,873
    Federal funds sold                                                       126,157         50,703      198,904       75,894
                                                                          ---------------------------------------------------
      Total interest income                                                8,997,986      7,827,837   17,460,919   15,039,190
                                                                          ---------------------------------------------------
Interest expense:
  Deposits                                                                 2,871,287      2,645,045    5,690,637    5,171,498
  Short-term borrowings                                                      202,439        214,240      340,881      414,949
  Long-term debt and capital lease                                           166,146        179,867      453,745      251,169
                                                                          ---------------------------------------------------
    Total interest expense                                                 3,239,872      3,039,152    6,485,263    5,837,616
                                                                          ---------------------------------------------------
         Net interest income before provision for loan and lease losses    5,758,114      4,788,685   10,975,656    9,201,574
    Provision for loan and lease losses                                      555,000        397,500    1,110,000      660,000
                                                                          ---------------------------------------------------
         Net interest income after provision for loan and lease losses     5,203,114      4,391,185    9,865,656    8,541,574
                                                                          ---------------------------------------------------
Other Income:
  Service charges on deposit accounts                                        433,452        338,211      861,071      656,022
  Other banking service fees                                                  86,573         60,491      172,213       92,276
  Credit card transaction fees                                               294,955        274,226      549,355      520,711
  Operating lease income                                                     221,563        255,701      434,545      493,264
  Gain on sale or call of investment securities                                   --             --           --           --
  Other                                                                      217,279        110,706      352,790      254,672
                                                                          ---------------------------------------------------
      Total other income                                                   1,253,822      1,039,335    2,369,974    2,016,945
                                                                          ---------------------------------------------------
Other expenses:
  Salaries and employee benefits                                           2,188,246      1,788,336    4,276,017    3,525,450
  Occupancy                                                                  557,198        519,463    1,098,596    1,045,947
  Data Processing                                                            184,054        145,115      350,296      282,758
  Credit card interchange                                                    164,755        167,786      299,378      312,305
  Equipment                                                                  362,224        312,250      713,044      612,522
  Leased equipment depreciation                                              149,935        167,321      287,236      321,845
  Legal, accounting and consulting                                           119,548         88,522      251,103      196,357
  Marketing                                                                  202,989        207,360      366,610      401,877
  Other real estate owned expenses                                            30,623         63,150       54,346      123,499
  Amortization of intangibles                                                 26,163         26,163       52,102       52,102
  Other                                                                      879,380        757,484    1,596,090    1,453,176
                                                                          ---------------------------------------------------
      Total other expenses                                                 4,865,115      4,242,950    9,344,818    8,327,838
                                                                          ---------------------------------------------------
        Income before income taxes                                         1,591,821      1,187,570    2,890,812    2,230,681
Income tax expense                                                           559,338        417,042    1,018,835      750,581
                                                                          ---------------------------------------------------
        Net income                                                        $1,032,483     $  770,528  $ 1,871,977  $ 1,480,100
                                                                          ===================================================
Earnings per common and common equivalent share                                $0.35     $     0.31  $      0.68  $      0.63
                                                                          ===================================================
Earnings per common share-assuming full dilution                               $0.32     $     0.28  $      0.61  $      0.57
                                                                          ===================================================
Dividends per common share                                                     $0.06     $     0.05  $      0.12  $      0.10
                                                                          ===================================================

See accompanying notes to consolidated condensed financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY
                Consolidated Condensed Statements of Cash Flows
           For the three and six months ended June 30, 1998 and 1997
                                  (unaudited)

                                                                         Three months   Three months    Six months   Six months
                                                                            Ended           Ended         Ended         Ended
                                                                           June 30         June 30       June 30       June 30
                                                                             1998           1997           1998          1997
                                                                      -----------------------------------------------------------
Operating activities:
Net Income                                                            $   1,032,483   $    770,528   $   1,871,977   $  1,480,100
                                                                      -----------------------------------------------------------

Adjustments to reconcile net income to cash provide by operations:
    Provisions for loan and lease losses                                    555,000        397,500       1,110,000        660,000
    Provision for decline in value of other real estate owned                22,550         20,007          22,550         41,307
    Depreciation and amortization                                           698,082        636,720       1,139,294        927,746
    Gain on call or sale of investment securities                                --             --              --             --
    Increase in accrued interest receivable                                (218,050)       (45,664)       (334,026)      (434,258)
    (Increase) decrease in other assets, net                               (412,815)      (491,151)       (108,421)    (1,476,626)
    Increase (decrease) in other liabilities, net                          (198,286)      (403,613)         91,481        234,619
                                                                      -----------------------------------------------------------
      Total adjustments                                                     446,481        113,799       1,920,878        (47,212)
                                                                      -----------------------------------------------------------
          Net cash provided by operating activities                       1,478,964        884,327       3,792,855      1,432,888
                                                                      -----------------------------------------------------------
Cash flows from investing activities:
   Net increase in loans                                                 (4,038,283)   (12,239,537)    (20,904,590)   (23,669,753)
   Purchases of investment securities available for sale                 (7,125,000)    (3,201,000)    (15,059,400)   (14,818,368)
   Maturities of investment securities available for sale                 6,248,500      1,450,000      24,673,500      1,450,000
   Purchases of investment securities held to maturity                 (110,623,000)           ---    (138,783,000)           ---
   Maturities of investment securities held to maturity                  94,798,000      1,020,000     119,498,000      3,720,000
   Purchases of premises and equipment                                   (1,638,776)    (1,087,299)     (2,994,292)    (1,113,102)
   Sales of other real estate owned                                         252,358        622,863         252,358        622,863
   Additions to other real estate owned, net                                    186             --         (28,636)            --
                                                                      -----------------------------------------------------------
         Net cash used in investing activities                          (22,126,015)   (13,434,973)    (33,346,060)   (33,808,360)
                                                                      -----------------------------------------------------------
Cash flows from financing activities:
  Net increase (decrease) in interest bearing deposits                    5,012,905     (1,101,241)      6,877,043     22,476,337
  Net increase in noninterest bearing deposits                            5,213,803      6,280,622       8,017,720     12,395,864
  Net increase (decrease) in securities sold under                       10,809,442         20,872      13,085,620     (2,585,701)
    repurchase agreements
  Payments on Federal Home Loan Bank borrowings                                  --     (4,000,000)             --     (4,970,000)
  Issuance of subordinated debentures                                            --     13,800,000              --     13,800,000
  Payments on long-term debt                                                (10,404)       (12,247)        (20,293)       (22,323)
  Federal funds purchased, net                                                   --             --              --     (1,500,000)
  Common stock issued                                                        48,644        126,205         115,271        244,166
  Dividends paid                                                           (190,926)      (128,815)       (346,055)      (238,775)
  Exercise of put warrants                                                       --       (308,000)             --       (308,000)
                                                                      -----------------------------------------------------------
         Net Cash provided by financing activities:                      20,883,464     14,677,396      27,729,306     39,291,568
                                                                      -----------------------------------------------------------
   Increase (decrease) in cash and cash equivalents                         236,413      2,126,750      (1,823,899)     6,916,096
Cash and cash equivalents at beginning of period                         29,939,284     20,501,278      31,999,596     15,771,932
                                                                      -----------------------------------------------------------
Cash and cash equivalents at end of period                            $  30,175,697   $ 22,628,028   $  30,175,697   $ 22,688,028
                                                                      ===========================================================
Supplemental disclosure of noncash investing and financing activities:

    Additions to other real estate owned in settlement of loans                  --             --              --   $     93,578
                                                                      ===========================================================
    Issuance of common stock upon conversion of
      subordinated debentures                                         $  12,855,761   $  3,362,460   $  12,855,761   $  3,711,460
                                                                      ===========================================================
    Issuance of long term debt for purchase of premises and equipment            --   $  1,050,000              --   $  1,050,000
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

The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.   EARNINGS PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). FAS 128 requires the computation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). Diluted earnings per share is calculated by increasing the basic earning per share denominator by the number of additional common shares that would have been outstanding if dilutive potential common shares for options, warrants, and convertible securities had been issued and increasing the basic earnings per share numerator by the after tax amount of interest and amortization associated with the convertible debentures. FAS 128 is effective for years ended after December 15, 1997, and is required to be applied retroactively upon adoption. All previous periods have been restated to conform to the requirements of FAS 128. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share.

                                                                                QUARTER ENDED JUNE 30,
                                                 ----------------------------------------------------------------------------------
                                                                     1998                                      1997
                                                 ----------------------------------------------------------------------------------
                                                   Income         Shares     Per Share        Income         Shares    Per Share
                                                (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)   Amount
                                                 ---------     -----------   ---------     ---------     -----------   ---------
Basic EPS:
  Net income available to common
    stockholders                                 $1,032,483    2,948,855     $    0.35     $770,528      2,480,580     $    0.31
                                                                             =========                                 =========
Effect of dilutive securities:
  Options                                                        106,953                                    70,395
  Warrants                                                            --                                    14,516
  Convertible debentures                         $   96,925      463,702                   $129,159        607,650
                                                 ----------    ---------                   --------      --------
Diluted EPS:
  Net income available to common
   stockholders plus interest and
   amortization on convertible
   debentures
                                                 $1,129,408     3,519,510      $    0.32   $899,687        3,173,141      $    0.28
                                                 ==========     =========      =========   ========        =========      =========

                                                                               SIX MONTHS ENDED JUNE 30,
                                                    --------------------------------------------------------------------------------

                                                                      1998                                     1997
                                                    --------------------------------------------------------------------------------

                                                      Income         Shares       Per Share     Income         Shares      Per Share
                                                    (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)    Amount
                                                     ----------     -----------    ---------    ----------    -----------  ---------

Basic EPS:
  Net income available to common
   stockholders                                      $1,871,977      2,767,924    $    0.68    $1,480,100      2,345,689   $    0.63

                                                                                  =========                                =========

Effect of dilutive securities:
  Options                                                              103,382                                    73,105
  Warrants                                                                                                        14,898
  Convertible debentures                             $  276,436        643,786                 $  181,778        479,367
                                                     ----------      ---------                 ----------      ---------
Diluted EPS:
  Net income available to common
   stockholders plus interest and
   amortization on convertible
   debentures                                        $2,148,413      3,515,092    $    0.61    $1,661,878      2,913,059   $    0.57
                                                     ==========      =========    =========    ==========      =========   =========



3.   CONVERTIBLE SUBORDINATED DEBENTURES

On April 28, 1998, the Company notified the holders of its 7.5% Convertible Subordinated Debentures due 2017 that the Debentures would be called for redemption at 100% of the original principal plus accrued interest on May 29, 1998. The Indenture allowed management to redeem the Debentures at par when the Company's common stock closed at 140% of the exercise price ($16.75) for 30 consecutive trading days. As of April 24, 1998 this condition was met. All of the debenture holders exercised the conversion privilege resulting in 823,869 shares of common stock being issued and $12.8 million being added to common equity.

4.   REPORTING COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board ("FASB") issued FAS No. 130, "Reporting Comprehensive Income" (FAS 130). FAS No. 130 requires disclosure in the financial statements of comprehensive income that encompasses earnings and those items currently required to be reported directly in the equity section of the balance sheet, such as unrealized gains and losses on available-for-sale securities. Management has adopted the provisions of FAS 130 effective January 1, 1998. The following table shows comprehensive income for the three and six months ended June 30:

                                                          THREE MONTHS ENDEDD JUNE 30,    SIX MONTHS ENDEDD JUNE 30,
                                                          ----------------------------------------------------------
                                                              1998            1997           1998           1997
                                                          ----------------------------------------------------------
Net Income                                                $1,032,483      $770,528        $1,871,977      $1,480,100
Unrealized gains (losses) on securities, net of tax
arising during the period                                    (39,927)      148,933           (36,116)        (40,116)
                                                          ----------------------------------------------------------
Comprehensive income                                      $  992,556      $919,461        $1,835,861      $1,439,984
                                                          ==========================================================

5.   ACCOUNTING STANDARD ISSUED NOT YET IMPLEMENTED

          DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

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

          ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June, 1998, the FASB issued FAS No.133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 133 establishes accounting and reporting standards for derivative instruments. This Statement is effective for the fiscal year beginning after June 15, 1999. The impact of FAS 133 is not expected to be material in relation to the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED CONDENSED BALANCE SHEETS

The Company's total assets increased by $28.7 million from $401.0 million as of December 31, 1997, to $429.7 million as of June 30, 1998, due to internal growth. For the first six months of 1998, net loans increased by $19.8 million from $285.1 million to $304.9 million while investment securities increased by $9.7 million from $61.5 million to $71.2 million. For the first six months of 1998, premises and equipment increased $1.9 million from $14.1 million to $16.0 million and other assets decreased $1.0 million from $4.0 million to $3.0 million. The decrease in other assets resulted from $1.0 million in offering costs being neted against common stock as a result of the debenture conversion.

The increase in loans is due largely to the Company's efforts to increase its market share and increased economic activity and demand for loans and leases in the Company's market area. The following table presents the amount of loans and leases by category, at the dates indicated:

                             June 30, 1998    December 31, 1997     June 30, 1997
                             -------------    -----------------     -------------
                                                (in thousands)
                            Amount    %       Amount      %        Amount    %
                            ------    -       ------      -        -------   -
Commercial                   48,743   15.8%   45,480      15.8%     42,684   15.6%
Real Estate- Mortgage       157,620   51.1%  153,550      53.3%    153,054   55.8%
Real Estate-Construction     46,040   14.9%   41,943      14.5%     41,217   15.0%
Consumer and Other           16,885    5.5%   16,809       5.8%     15,096    5.5%
Leases                       39,009   12.7%   30,587      10.6%     22,189    8.1%
                            ------------------------------------------------------
                            308,297  100.0%  288,369     100.0%    274,240  100.0%
                            ======================================================

Investment securities increased by $9.7 million as a result of an increase in deposits and securities sold under agreement to repurchase.

Deposits, which are the Company's main source of funds for loans, investments and federal funds sold, increased by $14.9 million from $345.6 million as of December 31, 1997, to $360.5 million as of June 30, 1998. Non interest-bearing deposits increased by $8.0 million and interest-bearing deposits increased by $6.9 million. For the first six months of 1998, long-term debt decreased by $13.8 million due to the conversion of 7.5% Convertible Subordinated Debentures (the "Debentures") into Common Stock of $12.8 million net of $1.0 million of unamortized offering costs. Securities sold under agreements to repurchase increased $13.1 million from $10.1 million to $23.2 million as a result of the company's efforts to attract customers with large short-term cash balances which the company invests in like termed securities at a positive spread.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998.

Net income for the Company for the three months ended June 30, 1998, was $1.03 million, an increase of $259,000 or 34% from $771,000 for the same period of 1997. The Company's annualized return on average assets was 0.99% for the second quarter of 1998, compared to 0.87% for the same period of 1997.

The provision for loan losses increased by $157,500 to $555,000 for the three months ended June 30, 1998, from $397,500 for the three months ended June 30, 1997. The increase was due to loan growth and increased loan charge-offs.

Net interest income before provision for loan losses increased $1.0 million to $5.8 million for the three months ended June 30, 1998, from $4.8 million for the three months ended June 30, 1997, primarily due to increased loan and investment security volume. The Company's net interest margin increased to 6.19% at June 30, 1998, from 6.00% at June 30, 1997. This increase is due to decreased cost of deposit liabilities and conversion of the Debentures.

Total non-interest income increased by $300,000 to $1.3 million for the three months ended June 30, 1998, compared to $1.0 million for the same period of 1997, primarily due to an increase in service charges on deposit accounts and other banking and service fees of $121,000.

Total non-interest expense increased by $700,000 to $4.9 million for the second quarter of 1998, from $4.2 million for the same period of 1997. Salaries and employee benefits increased by $400,000 as a result of additions to personnel due to growth, annual salary increases, and a $65,000 charge relating to compensation expense for employee stock options.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998.

Net income for the Company for the six months ended June 30, 1998, was $1.9 million, an increase of $400,000 or 27% from $1.5 million for the same period of 1997. The Company's annualized return on average assets was 0.93% for the first six months of 1998, compared to 0.86% for the same period of 1997.

The provision for loan losses increased by $440,000 to $1.1 million for the six months ended June 30, 1998, from $660,000 for the six months ended June 30, 1997. The increase was due to loan growth and increased loan charge-offs.

Net interest income before provision for loan losses increased $1.8 million to $11.0 million for the six months ended June 30, 1998, from $9.2 million for the six months ended June 30, 1997, primarily due to increased loan and investment security volume. The Company's net interest margin increased to 6.09% at June 30, 1998, from 5.96% at June 30, 1997. This increase is due to decreased cost of deposit liabilities and conversion of the Debentures.

Total non-interest income increased by $400,000 to $2.4 million for the six months ended June 30, 1998, compared to $2.0 million for the same period of 1997, primarily due to an increase in service charges on deposit accounts and other banking and service fees of $285,000.

Total non-interest expense increased by $1.0 million to $9.3 million for the first six months of 1998, from $8.3 million for the same period of 1997. Salaries and employee benefits increased by $750,000 as a result of additions to personnel due to growth, annual salary increases, and a $150,000 charge relating to compensation expense for employee stock options.

ALLOWANCE FOR LOAN AND LEASE LOSSES AND NON-PERFORMING ASSETS

The following tables set forth the Allowance for Loan and Lease Losses and Non-Performing assets.

                                                                     (Dollars in thousands)
ALLOWANCE FOR LOAN AND LEASE LOSSES:                    June 30, 1998   December 31, 1997   June 30, 1997
                                                        --------------  ------------------  --------------
Balance beginning of period                             $        3,279  $            2,510  $        2,510
Provision for loan and lease losses                              1,110               1,537             660
Net charge-offs                                                    976                 768             262
                                                        --------------------------------------------------
Balance end of period                                   $        3,413  $            3,279  $        2,908
                                                        ==================================================
Allowance for loan and lease losses to non-performing
 loans and leases                                                1.11%               1.14%           1.06%
Allowance for loan and lease losses to non-performing
 loans and leases                                                  70%                102%             66%

NON-PERFORMING ASSETS:                                  June 30, 1998    December 31, 1997   June 30, 1997
                                                        --------------   -----------------   -------------
Accruing loans - 90 days past due                       $           29   $             107   $         279
Non-accrual loans                                                4,828               3,123           4,140
                                                        --------------------------------------------------
Total non-performing loans                                       4,857               3,230           4,419
Other real estate owned                                          1,081               1,327             754
                                                        --------------------------------------------------
Total non-performing assets                             $        5,938   $           4,557   $       5,173
                                                        ==================================================
Potential problem loans and leases                      $        1,490   $           3,873               --
Total non-performing assets to total assets                      1.38%               1.14%           1.41%

Loans secured by real estate and other real estate owned comprise approximately $5.3 million of the non-performing assets as of June 30, 1998. Based primarily on the appraised values of the underlying properties, specific reserves of $122,000, within the Allowances for Loan and Lease Losses and other real estate owned, have been established for these loans and properties. Management believes that the economies in its market areas are strong.

LIQUIDITY AND CAPITAL EXPENDITURES

The Company's primary sources of funds are customer deposits, loan repayments, and maturities of investment securities. The Company has additional sources of liquidity in the form of borrowings. Borrowings include federal funds purchased, securities sold under repurchase agreements and borrowings from the Federal Home Loan Bank.

On April 28, 1998, the Company notified the holders of its 7.5% Debentures that the Debentures would be called for redemption at 100% of the original principal plus accrued interest on May 29, 1998. The Indenture allowed management to redeem the Debentures at par when the Company's common stock closed at 140% of the exercise price ($16.75) for 30 consecutive trading days. As of April 24, 1998 this condition was met. All of the Debenture holders exercised the conversion priviledge resulting in 823,869 shares of common stock being issued and $12.8 million being added to common equity.

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

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 5, 1998 the Company held its annual meeting of shareholders. At that meeting the following items were submitted to a vote of security holders:

1. The following three directors were elected:

                                     SHARES VOTED
                                  ------------------
NAME                      TERM       FOR     WITHOLD
-----                    -------  ---------  -------
H. Patrick Dee           3 Years  2,501,874    9,651
Leonard J. Delayo Jr.    3 Years  2,504,874    6,901
Bradford M. Johnson      3 Years  2,504,374    7,151

The following directors term of office continue until the annual meeting indicated: 1999, Douglas M. Smith, MD, Herman N. Wisenteiner, and Kevin L. Reid, and 2000, Eloy A. Jeantete, Michael R. Stanford, and Marshall G. Martin.

2. To approve an Amendment to First State Bancorporation's 1993 Stock Option Plan to increase the number of shares available for grant from 225,000 to 400,000. Votes: For 1,436,909; Against 111,657; Abstain 29,833; Not voted
933,126.

3. Proposal to ratify the selection of KPMG Peat Marwick LLP as the independent public accountants of the Company. Votes: For 2,541,054; Against 22,349; Abstain 38,122.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 27 FINANCIAL DATA SCHEDULE

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          FIRST STATE BANCORPORATION

Date: August 7, 1998          By: Michael R. Stanford
      --------------          ---------------------------------------------------------------------
                              Michael R. Stanford, President & Chief Executive Officer

Date: August 7, 1998          By: H. Patrick Dee
      --------------          ---------------------------------------------------------------------
                              H. Patrick Dee, Executive Vice President & Chief Operating Officer

Date: August 7, 1998          By: Brian C. Reinhardt
      --------------          ---------------------------------------------------------------------
                              Brian C. Reinhardt, Senior Vice President and Chief Financial Officer