Form 10-Q
period 1998-09-30
FIRST STATE BANCORPORATION
filed 1998-11-10
CIK 897861

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

FORM 10-Q. -QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,416,875 shares of common stock, no par value, outstanding as of November 3, 1998.

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

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   FIRST STATE BANCORPORATION AND SUBSIDIARY
                     Consolidated Condensed Balance Sheets
                                  (unaudited)

                                                                             September 30,                     December 31,
                               Assets                                            1998                              1997
                                                                             ------------                     ------------
Cash and due from banks                                                      $ 18,020,080                     $ 20,999,596
Federal funds sold                                                             16,400,000                       11,000,000
                                                                             ---------------------------------------------
     Total cash and cash equivalents                                           34,420,080                       31,999,596
Investment securities:
    Held to maturity (at amortized cost, market value of $39,087,965 at
       September 30, 1998 and $15,291,473 at December 31, 1997)                39,045,520                       15,235,174
    Available for sale (at market, amortized cost of $40,793,990 at
       September 30, 1998, and $46,212,050 at December 31, 1997)               41,015,184                       46,274,195
                                                                             ---------------------------------------------
       Total Investments                                                       80,060,704                       61,509,369
                                                                             ---------------------------------------------
Loans and leases net of unearned interest                                     317,268,683                      288,368,847
  Less allowance for loan and lease losses                                      3,773,155                        3,279,457
                                                                             ---------------------------------------------
       Net loans and leases                                                    313,495,528                      285,089,390
Premises and equipment                                                         14,938,132                       14,056,096
Accrued interest receivable                                                     2,388,411                        2,278,376
Other real estate owned                                                         1,006,257                        1,327,192
Goodwill, net                                                                     699,520                          777,675
Other assets                                                                    3,368,931                        4,006,630
                                                                             ---------------------------------------------
       Total assets                                                          $450,377,563                     $401,044,324
                                                                             =============================================

                  Liabilities and Stockholders' Equity
Liabilities:
  Deposits:
    Non-interest-bearing                                                     $ 81,407,522                     $ 72,773,120
    Interest-bearing                                                          294,976,644                      272,817,577
                                                                             ---------------------------------------------
       Total deposits                                                         376,384,166                      345,590,697
  Securities sold under agreements to repurchase                               26,893,218                       10,105,190
  Other liabilities                                                             2,660,577                        2,597,599
  Long-term debt                                                                1,206,634                       15,036,463
                                                                             ---------------------------------------------
       Total liabilities                                                      407,144,595                      373,329,949
Stockholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized, none issued
     or outstanding                                                            --                               --
  Common stock, no par value, 20,000,000 shares authorized, issued and outstanding 3,416,875 at September 30, 1998 and 2,583,867
     at December 31, 1997                                                      29,071,943                       16,075,878
Retained earnings                                                              14,015,037                       11,597,484
Unrealized gains on investment securities available for sale                      145,988                           41,013
                                                                             ---------------------------------------------
       Total stockholders' equity                                              43,232,968                       27,714,375
                                                                             ---------------------------------------------
       Total liabilities and stockholders' equity                            $450,377,563                     $401,044,324
                                                                             =============================================
Book value per share                                                               $12.65                           $10.73
                                                                             =============================================
Tangible book value per share                                                      $12.40                           $10.40
                                                                             =============================================

See accompanying notes to consolidated condensed financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY
                Consolidated Condensed Statements of Operations
        For the three and nine months ended September 30, 1998 and 1997
                                  (unaudited)

                                                                 Three months   Three months   Nine months    Nine months
                                                                    Ended          Ended          Ended          Ended
                                                                 September 30,  September 30,  September 30,  September 30,
                                                                     1998          1997           1998           1997
                                                                 ----------------------------------------------------------
Interest Income:
  Interest and fees on loans and leases                           $8,103,280     $7,384,925    $23,616,439     $20,882,596
  Interest on investment securities:
      Taxable                                                      1,117,677        720,140      2,789,999       2,098,892
      Nontaxable                                                      39,241         42,727        115,775         129,600
      Federal funds sold                                             127,451         67,194        326,355         143,088
                                                                 ----------------------------------------------------------
         Total interest income                                     9,387,649      8,214,986     26,848,568      23,254,176
                                                                 ----------------------------------------------------------
Interest expense:
  Deposits                                                         2,964,510      2,719,857      8,655,147       7,891,355
  Short-term borrowings                                              299,365        165,112        640,246         580,061
  Long-term debt and capital lease                                    28,520        259,894        482,265         511,063
                                                                 ----------------------------------------------------------
  Total interest expense                                           3,292,395      3,144,863      9,777,658       8,982,479
                                                                 ----------------------------------------------------------
      Net interest income before provision for
       loan and lease losses                                       6,095,254      5,070,123     17,070,910      14,271,697
  Provision for loan and lease losses                                642,000        427,500      1,752,000       1,087,500
                                                                 ----------------------------------------------------------
      Net interest income after provision for
       loan and lease losses                                       5,453,254      4,642,623     15,318,910      13,184,197
                                                                 ----------------------------------------------------------
Other Income:
  Service charges on deposit accounts                                434,690        367,925      1,295,761       1,023,947
  Other banking service fees                                          87,996         52,986        260,209         145,262
  Credit card transaction fees                                       384,599        330,017        933,954         850,728
  Operating lease income                                             203,850        266,649        638,395         759,913
  Other                                                              253,558        172,833        606,348         427,505
                                                                 ----------------------------------------------------------
    Total other income                                             1,364,693      1,190,410      3,734,667       3,207,355
                                                                 ----------------------------------------------------------
Other expenses:
  Salaries and employee benefits                                   2,254,677      1,926,563      6,530,694       5,452,013
  Occupancy                                                          585,050        528,886      1,683,646       1,574,833
  Data Processing                                                    198,985        160,036        549,281         442,794
  Credit card interchange                                            229,212        196,598        528,590         508,903
  Equipment                                                          417,119        322,851      1,130,163         935,373
  Leased equipment depreciation                                      129,673        172,722        416,909         494,567
  Legal, accounting and consulting                                   147,100         90,268        398,203         286,625
  Marketing                                                          260,586        256,000        627,196         657,877
  Other real estate owned expenses                                    15,987         58,862         70,333         182,361
  Amortization of goodwill                                            26,163         46,176         78,265         143,580
  Other                                                              846,993        823,365      2,443,083       2,231,239
                                                                 ----------------------------------------------------------
    Total other expenses                                           5,111,545      4,582,327     14,456,363      12,910,165
                                                                 ----------------------------------------------------------
     Income before income taxes                                    1,706,402      1,250,706      4,597,214       3,481,387
Income tax expense                                                   609,779        384,313      1,628,614       1,134,894
     Net income                                                   $1,096,623     $  866,393    $ 2,968,600     $ 2,346,493
                                                                 ==========================================================
Earnings per common and common equivalent share                        $0.32          $0.34          $0.99           $0.97
                                                                 ==========================================================
Earnings per common share assuming full dilution                       $0.31          $0.30          $0.92           $0.87
                                                                 ==========================================================
Dividends per common share                                             $0.06          $0.05          $0.18           $0.15
                                                                 ==========================================================

See accompanying notes to consolidated condensed financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY
                Consolidated Condensed Statements of Cash Flows
        For the three and nine months ended September 30, 1998 and 1997
                                  (unaudited)

                                                                        Three months   Three months    Nine months    Nine months
                                                                            Ended          Ended          Ended          Ended
                                                                        September 30,  September 30,  September 30,  September 30,
                                                                             1998           1997           1998           1997
                                                                        -----------------------------------------------------------
Operating activities:
Net Income                                                              $  1,096,623   $    866,393  $   2,968,600   $  2,346,493
Adjustments to reconcile net income to cash provide by operations:
    Provisions for loan and lease losses                                     642,000        427,500      1,752,000      1,087,500
    Provision for decline in value of other real estate owned                     --         33,693         22,550         75,000
    Depreciation and amortization                                            455,589        706,409      1,594,883      1,634,155
    (Increase) decrease in accrued interest receivable                       223,991         75,159       (110,035)      (359,099)
    (Increase) decrease in other assets, net                                (357,133)       (97,269)      (465,554)    (1,573,895)
    Increase (decrease) in other liabilities, net                            (28,503)       336,148         62,978        570,767
                                                                        -----------------------------------------------------------
      Total adjustments                                                      935,944      1,481,640      2,856,822      1,434,428
                                                                        -----------------------------------------------------------
          Net cash provided by operating activities                        2,032,567      2,348,033      5,825,422      3,780,921
                                                                        -----------------------------------------------------------
Cash flows from investing activities:
   Net increase in loans                                                  (9,178,692)   (12,357,361)   (30,083,282)   (36,027,114)
   Purchases of investment securities available for sale                 (13,055,409)    (9,542,600)   (28,114,809)   (24,360,968)
   Maturities of investment securities available for sale                  8,940,000     10,200,000     33,613,500     11,650,000
   Purchases of investment securities held to maturity                   (76,372,753)    (1,000,000)  (215,155,753)    (1,000,000)
   Maturities of investment securities held to maturity                   72,050,000      3,550,000    191,548,000      7,270,000
   Purchases of premises and equipment, net                                  417,244       (480,231)    (2,577,048)    (1,593,333)
   Sales of other real estate owned                                               --             --        252,358        622,863
   Additions to other real estate owned, net                                    (193)            --        (28,829)            --
                                                                        -----------------------------------------------------------
         Net cash used in investing activities                           (17,199,803)    (9,630,192)   (50,545,863)   (43,438,552)
                                                                        -----------------------------------------------------------
Cash flows from financing activities:
  Net increase in interest bearing deposits                               15,282,024     13,434,487     22,159,067     35,910,824
  Net increase in noninterest bearing deposits                               616,682      1,396,886      8,634,402     13,792,750
  Net increase (decrease) in securities sold under repurchase
   agreements                                                              3,702,408        731,317     16,788,028     (1,854,384)
  Payments on Federal Home Loan Bank borrowings                                   --             --             --     (4,970,000)
  Issuance of subordinated debentures                                             --             --             --     13,800,000
  Payments on long-term debt                                                  (9,536)       (13,900)       (29,829)       (36,223)
  Federal funds purchased, net                                                    --             --             --     (1,500,000)
  Common stock issued                                                         25,034         28,979        140,305        273,145

  Dividends paid                                                            (204,993)      (129,080)      (551,048)      (367,855)
  Exercise of put warrants                                                        --             --             --       (308,000)
                                                                        -----------------------------------------------------------
         Net Cash provided by financing activities                        19,411,619     15,448,689     47,140,925     54,740,257
                                                                        -----------------------------------------------------------
   Increase (decrease) in cash and cash equivalents                        4,244,383      8,166,530      2,420,484     15,082,626
Cash and cash equivalents at beginning of period                          30,175,697     22,628,028     31,999,596     15,711,932
                                                                        -----------------------------------------------------------
Cash and cash equivalents at end of period                              $ 34,420,080   $ 30,794,558  $  34,420,080   $ 30,794,558
Supplemental disclosure of noncash investing and financing activities:
    Additions to other real estate owned in settlement of loans                   --   $    413,479             --   $    507,057
                                                                        ===========================================================
    Issuance of common stock upon conversion of subordinated debentures           --             --  $  12,855,761   $  3,711,460
                                                                        ===========================================================
    Issuance of long term debt for purchase of premises and equipment             --             --             --   $  1,050,000
                                                                        ===========================================================
See accompanying notes to consolidated condensed financial statements.

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

The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.   EARNINGS PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires the computation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). Diluted earnings per share is calculated by increasing the basic earning per share denominator by the number of additional common shares that would have been outstanding if dilutive potential common shares for options, warrants, and convertible securities had been issued, and increasing the basic earnings per share numerator by the after tax amount of interest and amortization associated with the convertible debentures. SFAS 128 is effective for years ended after December 15, 1997, and is required to be applied retroactively upon adoption. All previous periods have been restated to conform to the requirements of SFAS
128. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share.

                                                            QUARTER ENDED SEPTEMBER 30,
                            --------------------------------------------------------------------------------------
                                                 1998                                       1997
                            --------------------------------------------------------------------------------------
                                 Income         Shares       Per Share      Income         Shares       Per Share
                               (Numerator)   (Denominator)    Amount      (Numerator)   (Denominator)    Amount
                               -----------   -------------    ------      -----------   -------------    ------
Basic EPS -
  Net income available to
   common stockholders          $1,096,623       3,416,510      $0.32      $  866,393      2,581,024      $0.34
                                                                =====                                     =====
Effect of dilutive securities:
  Options                               --          95,128                                    75,867
  Convertible debentures                --              --                    178,969        823,881
                                ----------       ---------                 ----------      ---------
Diluted EPS -
  Net income available to
   common stockholders plus
   interest and amortization
   on convertible debentures    $1,096,623       3,511,638      $0.31      $1,045,362      3,480,772      $0.30
                                ==========       =========      =====      ==========      =========      =====

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                            --------------------------------------------------------------------------------------
                                                 1998                                       1997
                            --------------------------------------------------------------------------------------
                                 Income         Shares       Per Share      Income         Shares       Per Share
                               (Numerator)   (Denominator)    Amount      (Numerator)   (Denominator)    Amount
                               -----------   -------------    ------      -----------   -------------    ------
Basic EPS -
  Net income available to
   common stockholders          $2,968,600       2,987,298      $0.99      $2,346,493      2,425,298      $0.97
                                                                =====                                     =====
Effect of dilutive securities:
  Options                               --          99,556                                    75,701
  Warrants                              --              --                                    11,004
  Convertible debentures           276,436         426,035                    360,748        595,894
                                ----------       ---------                 ----------      ---------
Diluted EPS -
  Net income available to
   common stockholders plus
   interest and amortization
   on convertible debentures    $3,245,036       3,512,889      $0.92      $2,707,241      3,107,897      $0.87
                                ==========       =========      =====      ==========      =========      =====

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

4.    REPORTING COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS No. 130 requires disclosure in the financial statements of comprehensive income that encompasses earnings and those items currently required to be reported directly in the equity section of the balance sheet, such as unrealized gains and losses on available-for-sale securities.
Management has adopted the provisions of SFAS 130 effective January 1, 1998.
The following table shows comprehensive income for the three and nine months ended September 30:

                                  THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                               ------------------------------------------------------------------------
                                       1998               1997             1998             1997
                               -----------------------------------------------------------------------
Net Income                          $1,096,623         $866,393         $2,968,600       $2,346,493
Unrealized gains on securities,
 net of tax arising during the
 period                                141,091           40,949            104,975              833
                               -----------------------------------------------------------------------
Comprehensive income                $1,237,714         $907,342         $3,073,575       $2,347,326
                               =======================================================================

5.   ACCOUNTING STANDARD ISSUED NOT YET IMPLEMENTED

       DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS
131). SFAS 131 requires disclosures about segments of an enterprise and related information about the different types of business activities in which an enterprise engages and the different economic environments in which it operates. SFAS 131 is effective for the Company's financial statements beginning December 31, 1998. The impact of SFAS 131 is not expected to be material in relation to the consolidated financial statements.

          ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June, 1998, the FASB issued Statement of Financial Accounting Standards No.133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instuments embeded in the contracts and for hedging activities. This Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The impact of SFAS 133 is not expected to be material in relation to the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED CONDENSED BALANCE SHEETS

The Company's total assets increased by $49.4 million from $401.0 million as of December 31, 1997, to $450.4 million as of September 30, 1998, due to the company increasing market share in its trade areas. The Company's strategy is to increase market share by differentiating itself from large institutions headquartered out side New Mexico through its approach to customer service and marketing. For the first nine months of 1998, net loans increased by $28.4 million from $285.1 million to $313.5 million, while investment securities increased by $18.6 million from $61.5 million to $80.1 million. For the first nine months of 1998, premises and equipment increased $800,000 from $14.1 million to $14.9 million and other assets decreased $600,000 from $4.0 million to $3.4 million. The decrease in other assets resulted from $1.0 million in unamortized offering costs being neted against common stock as a result of the debenture conversion.

The increase in loans and leases is due largely to the Company's efforts to increase its market share and increased economic activity and demand for loans and leases in the Company's market area. The following table presents the amount of loans and leases by category, at the dates indicated:

                                      September 30, 1998         December 31, 1997          September 30, 1997
                                    -----------------------  --------------------------  ------------------------
                                                                    (in thousands)
                                       Amount         %          Amount           %         Amount          %
                                    ------------  ---------  ---------------  ---------  -------------  ---------
Commercial                                48,344      15.2%           45,480      15.8%         45,083      15.8%
Real Estate-Mortgage                     159,164      50.2%          153,550      53.3%        155,055      54.2%
Real Estate-Construction                  49,579      15.6%           41,943      14.5%         42,732      15.0%
Consumer and Other                        17,084       5.4%           16,809       5.8%         15,760       5.5%
Leases                                    43,098      13.6%           30,587      10.6%         27,242       9.5%
                                    -----------------------------------------------------------------------------
                                         317,269     100.0%          288,369     100.0%        285,872     100.0%
                                    =============================================================================

Investment securities increased by $18.6 million as a result of an increase in deposits and securities sold under agreement to repurchase.

Deposits, which are the Company's main source of funds for loans, investments and federal funds sold, increased by $30.8 million from $345.6 million as of December 31, 1997, to $376.4 million as of September 30, 1998, as a result of the company executing its market share strategy. Non-interest-bearing deposits increased by $8.6 million and interest-bearing deposits increased by $22.2 million. For the first nine months of 1998, long-term debt decreased by $13.8 million due to the conversion of 7.5% Convertible Subordinated Debentures (the "Debentures") into Common Stock of $12.8 million net of $1.0 million of unamortized offering costs. Securities sold under agreements to repurchase increased $16.8 million from $10.1 million to $26.9 million as a result of the company's efforts to attract customers with large short-term cash balances which the company invests in like termed securities at a positive interest rate spread.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
1998.

Net income for the Company for the three months ended September 30, 1998, was $1.10 million, an increase of $234,000 or 27% from $866,000 for the same period of 1997. The Company's annualized return on average assets was 1.00% for the third quarter of 1998, compared to 0.93% for the same period of 1997.

The provision for loan losses increased by $214,500 to $642,000 for the three months ended September 30, 1998, from $427,500 for the three months ended September 30, 1997. The increase was due to loan growth and increased non-accrual loans.

Net interest income before provision for loan losses increased $1.0 million to $6.1 million for the three months ended September 30, 1998, from $5.1 million for the three months ended September 30, 1997, primarily due to increased loan and investment security volume. The Company's net interest margin increased to 6.15% at September 30, 1998, from 6.13% at September 30, 1997. Management believes that the recent Federal Reserve Board's interest rate cuts will compress the net interest margin in future quarters, because a large portion of the company's loans are prime based with floating rates.

Total non-interest income increased by $200,000 to $1.4 million for the three months ended September 30, 1998, compared to $1.2 million for the same period of 1997, primarily due to an increase in service charges on deposit accounts and other banking and service fees as a result of increased deposits.

Total non-interest expense increased by $500,000 to $5.1 million for the third quarter of 1998, from $4.6 million for the same period of 1997. Salaries and employee benefits increased by $328,000 as a result of additions to personnel due to growth, annual salary increases, and a $75,000 charge relating to compensation expense for employee stock options.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

Net income for the Company for the nine months ended September 30, 1998, was $2.97 million, an increase of $620,000 or 26% from $2.35 million for the same period of 1997. The Company's annualized return on average assets was 0.95% for the first nine months of 1998, compared to 0.89% for the same period of 1997.

The provision for loan losses increased by $660,000 to $1.75 million for the nine months ended September 30, 1998, from $1.09 million for the nine months ended September 30, 1997. The increase was due to loan growth and increased non-accrual loans.

Net interest income before provision for loan losses increased $2.8 million to $17.1 million for the nine months ended September 30, 1998, from $14.3 million for the nine months ended September 30, 1997, primarily due to increased loan and investment security volume. The Company's net interest margin increased to 6.06% at September 30, 1998, from 6.02% at September 30, 1997.

Total non-interest income increased by $500,000 to $3.7 million for the nine months ended September 30, 1998, compared to $3.2 million for the same period of 1997, primarily due to an increase in service charges on deposit accounts and other banking and service fees as a result of increased deposits.

Total non-interest expense increased by $1.6 million to $14.5 million for the first nine months of 1998, from $12.9 million for the same period of 1997. Salaries and employee benefits increased by $1.1 million as a result of additions to personnel due to growth, annual salary increases, and a $225,000 charge relating to compensation expense for employee stock options.

ALLOWANCE FOR LOAN AND LEASE LOSSES AND NON-PERFORMING ASSETS

The following tables set forth the Allowance for Loan and Lease Losses and Non-Performing assets.

                                                                 (Dollars in thousands)
ALLOWANCE FOR LOAN AND LEASE LOSSES:         September 30, 1998     December 31, 1997    September 30, 1997
                                             ------------------     -----------------    ------------------
Balance beginning of period                              $3,279                $2,510                $2,510
Provision for loan and lease losses                       1,752                 1,537                 1,088
Net charge-offs                                           1,258                   768                   574
                                             --------------------------------------------------------------
Balance end of period                                    $3,773                $3,279                $3,024
                                             ==============================================================
Allowance for loan and lease losses to
 non-performing loans and leases                           1.19%                 1.14%                 1.06%

Allowance for loan and lease losses to
 non-performing loans and leases                             57%                  102%                   78%


NON-PERFORMING ASSETS:                       September 30, 1998     December 31, 1997    September 30, 1997
                                             ------------------     -----------------    ------------------
Accruing loans - 90 days past due                        $   97                $  107                $  190
Non-accrual loans                                         6,526                 3,123                 3,707
                                             --------------------------------------------------------------
Total non-performing loans                                6,623                 3,230                 3,897
Other real estate owned                                   1,006                 1,327                 1,133
                                             --------------------------------------------------------------
Total non-performing assets                              $7,629                $4,557                $5,030
                                             ==============================================================
Potential problem loans and leases                       $1,600                $3,873                    --

Total non-performing assets to total                       1.69%                 1.14%                 1.31%
 assets

Loans secured by real estate and other real estate owned comprise approximately $6.7 million of the non-performing assets as of September 30, 1998. Based primarily on the appraised values of the underlying properties, specific reserves of $122,000, within the Allowances for Loan and Lease Losses and other real estate owned, have been established for these loans and properties.

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

YEAR 2000

The Company began it's Year 2000 planning and evaluation process in 1997. Early on, the awareness stage was completed by management and the Board of Directors. The various systems (hardware and software) of the Company have been assigned into the various categories of critical, essential and moderate importance. The assessment stage is essentially complete for the critical and essential systems and substantially complete for the systems of moderate importance.

All of the Company's systems are provided by reputable third party vendors, with only very minor programming changes made internally. Sixteen systems have been identified as critical to the Company's daily processing. Of those, thirteen have been certified by the provider to be Year 2000 compliant, while one has been certified by the provider to be not date sensitive. The other two critical systems have been determined by Company personnel to be not date sensitive. Twenty-eight systems have been identified as essential to the Company's daily operations. Twenty-two of the essential systems have been certified by the provider as being Year 2000 compliant. The providers for five of the essential systems have indicated that those systems will be compliant by December 31, 1998. One essential system has been determined by Company personnel to be not date sensitive.

The Company's Year 2000 testing began in the second quarter of 1998 and is progressing on schedule to be complete by March 31, 1999, with most critical system testing scheduled to be complete by December 31, 1998. To date, no significant problems have been encountered in the testing process.

Many of the Company's larger loan and deposit customers have been contacted regarding their readiness for the Year 2000, to determine if the Company has significant credit risk or exposure to declining liquidity, due to potential problems of customers related to Year 2000 issues. Information is being gathered on most of these larger customers and determinations made regarding the relative risk to these customers. To date, significant loss or liquidity exposure has not been identified among the Company's customer base, but additional evaluation is being performed on an ongoing basis.

The direct costs to date of the Company's Year 2000 effort have totaled approximately $45,000. These include direct salary cost of approximately $30,000 and equipment costs of $15,000. There are indirect costs related to significant amounts of time being spent by existing Company personnel, for development of test plans, test scripts, and for actual testing. Most of this time is spent as part of their normal job responsibilities, with no additional direct cost incurred.

The major risks of the Company's Year 2000 issues are its ability to provide consistent daily processing of customer information and the soundness of the Company's loan portfolio. The Company is managing this risk by performing extensive analysis and testing to identify potential problem areas for its systems and throughout its customer base. The possible impacts on the Company would include a substantial loss of customers and the related revenue on those customers' relationships, as well as possible loan losses resulting from the inability of the Company's customers to repay their loans on a timely basis.

The Company's contingency plans consist primarily of identifying alternative systems or other methods of processing, in the event that the existing systems are not able to properly operate through the effected time frames. Some contingency actions also include manual processing of information or the possible abandonment of certain systems.

FORWARD-LOOKING STATEMENTS

Statements which are forward-looking are not historical facts, and involve risks and uncertainties that could cause the Company's results to differ materially from those in any forward-looking statements. These risks include the possible loss of key personnel, need for additional capital should the Company experience faster than anticipated growth, changes in economic conditions, interest rate risk, factors which could affect the Company's ability to compete in its trade areas, changes in regulations and governmental policies, and the risks described in the Company's Securities and Exchange Commission filings. Forward-looking statements with respect to the Year 2000 may differ materially if commitments or representations from third parties are not fulfilled.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 27 FINANCIAL DATA SCHEDULE

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FIRST STATE BANCORPORATION

Date: November 4, 1998  By: Michael R. Stanford
      ----------------  --------------------------------------------------------
                        Michael R. Stanford, President & Chief Executive Officer

Date: November 4, 1998  By: H. Patrick Dee
      ----------------  --------------------------------------------------------
                        H. Patrick Dee, Executive Vice President & Chief Operating Officer

Date: November 4, 1998  By: Brian C. Reinhardt
      ----------------  --------------------------------------------------------
                        Brian C. Reinhardt, Senior Vice President & Chief Financial Officer