Form 10-K
period 1998-12-31
FIRST STATE BANCORPORATION
filed 1999-03-24
CIK 897861

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

(Mark One)

[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[Fee Required]
For the fiscal year ended           December 31,1998
                         -------------------------------------------------------
                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
[No Fee Required]

For the transition period from _________________________ to____________________

COMMISSION FILE NUMBER: 22-25144

                          FIRST STATE BANCORPORATION
--------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          NEW MEXICO                                       85-0366665
-----------------------------------            ---------------------------------
 (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

            7900 JEFFERSON NE
         ALBUQUERQUE, NEW MEXICO                             87109
------------------------------------------     ---------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (505) 241-7500

Securities registered pursuant to Section 12(b) of the Act:

        TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH
                                                           REGISTERED


              NONE                                            NONE
------------------------------------------     ---------------------------------


Securities registered pursuant to Section 12(g) of the Act:


                                 Common Stock
--------------------------------------------------------------------------------
                               (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No   .
                                              ---     ---
Indicate by check mark if disclosure of the delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates as of March 23, 1999 was $59,594,764 based upon a price of $19.3125 per share.

As of March 23, 1999, there were 3,424,992 shares of common stock issued and outstanding.

Documents incorporated by reference - none

                               TABLE OF CONTENTS
                               -----------------

PART I                                                                             Page
------                                                                            ------
Item 1:  Business ................................................................   3
Item 2:  Properties ..............................................................   8
Item 3:  Legal Proceedings .......................................................   8
Item 4:  Submission of Matters to a Vote of Securities Holders ...................   9

PART II
-------
Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters....   9
Item 6:  Selected Financial Data .................................................  10
Item 7:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...................................................  10
Item 7A: Quantitative and Qualitative Disclosures About Market Risk ..............  10
Item 8:  Financial Statements and Supplementary Data .............................  10
Item 9:  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure .....................................  10

PART III
--------
Item 10: Directors and Executive Officers of the Registrant ......................  10
Item 11: Executive Compensation ..................................................  12
Item 12: Security Ownership of Certain Beneficial Owners and Management ..........  17
Item 13: Certain Relationships and Related Transactions ..........................  18

PART IV
-------
Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K ........  19

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

                                    PART 1

ITEM 1:  BUSINESS.

THE COMPANY

First State Bancorporation is a New Mexico-based bank holding company that provides commercial banking services to small- and medium-sized businesses through its subsidiary bank, First State Bank of Taos ("First State Bank" which, together with First State Bancorporation, is referred to herein as the "Company" unless the content indicates otherwise). The Company operates three offices in Taos, five offices in Albuquerque, two offices in Santa Fe, and one office each in Rio Rancho, Los Lunas, Bernalillo, Questa, Placitas, and Moriarty, New Mexico. First State Bank, the largest bank in Taos County, has operated in the county since 1922. The Company acquired three Albuquerque branches in 1991 by merging the business operations of First State Bank with an affiliated bank. The Company entered the Santa Fe market with the acquisition of First State Bank of Santa Fe (the "Santa Fe Bank") on December 1, 1993. The Santa Fe Bank was merged into First State Bank on June 5, 1994. See " -- History." At December 31, 1998, the Company had total assets, total deposits, and total stockholders' equity of $493.7 million, $409.0 million, and $44.2 million, respectively.

Management's strategy is to provide a business culture in which customers are provided individualized customer service. As part of its operating and growth strategies, the Company is working to (i) place greater emphasis on attracting core deposits from, and providing financial services to, small and medium-sized businesses; (ii) expand operations in the Albuquerque metropolitan area, which consists of Albuquerque, Rio Ranchos, and Los Lunas; Santa Fe, and other strategic areas in New Mexico; (iii) improve asset quality through reductions in nonperforming assets and strict adherence to credit administration standards;
(iv) manage interest rate risk; (v) continue to improve internal operating systems; and (vi) manage non-interest expenses.

Management believes that the Company is well qualified to pursue an aggressive growth strategy throughout New Mexico due to its responsive customer service, its streamlined management structure, the strong community involvement of the Company's management and employees, and recent trends in the New Mexico banking environment. Continued consolidation in the banking industry has led to the acquisition of banks with significant market share in New Mexico by large out-of-state institutions. See "--Growth Strategy." Management believes that, in many cases, the acquiring institutions have shifted the focus of the acquired banks away from the small- and medium-sized businesses that are at the core of the Company's marketing efforts. The Company intends to capitalize on this environment by expanding internally and through de novo branching opportunities, and select acquisitions.

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

At December 31, 1998, First State Bank was "well capitalized" under regulatory capital guidelines.

The Company's executive offices are located at 7900 Jefferson NE., Albuquerque, New Mexico 87109, and its telephone number is (505) 241-7500.

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

At the time of its acquisition, First State Bank had high levels of non-interest expense and problem assets relative to total assets and an unacceptable record of loan charge-offs. To address these problems, Michael R. Stanford, who had been appointed President of First State Bank in April 1988 and is President of the Company, and his management team focused on (i) strengthening underwriting standards and increasing senior management involvement in loan approvals, (ii) pursuing an aggressive policy of foreclosing upon nonperforming loans and selling the underlying collateral, and (iii) implementing expense and overhead reductions, including eliminating two unprofitable branch offices and one redundant branch and reducing staffing levels in the remaining three branches.

On December 1, 1993, the Company purchased 94.5% of the outstanding shares of common stock of the Santa Fe Bank. These selling shareholders included members of the current management and directors of the Company, and two officers of First State Bank.

Since its initial public offering in 1993, the Company has made significant investments in expansion and technology. Since 1993, First State Bank has opened eight new branches which have contributed $158.8 million in deposits and $101.9 million in loans.

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

New account relationships. The Company's strategy is to increase its emphasis on relationship banking with small- and medium-sized businesses and individual customers across all product lines. The acquisition of most of the Company's local competitors by out-of-state banking companies has reduced the service level offered to customers of those banks and has created an opportunity for the Company to expand its customer base. The Company intends to capitalize on this opportunity by targeting its marketing efforts to those businesses and individuals who prefer the personalized customer service emphasized by the Company.

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

Increasing Efficiency. Management believes that investments in technology and facilities made since 1993 will allow the Company to grow revenues significantly faster than expenses over the next few years. Management believes these investments will allow the Company to expand its asset base without a commensurate increase in non-interest expense.

Asset/Liability Management. The Company's asset/liability management policy is designed to provide stable net interest income growth by protecting its earnings from undue interest rate risk. The Company maintains a strategy of keeping the rate adjustment period on the majority of both assets and liabilities to an earning neutral position, with a substantial amount of these assets and liabilities adjustable in 90 days or less. See Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset/Liability Management."

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

In addition, management believes that there may be attractive opportunities to open new branches and acquire branches of existing or merged institutions in New Mexico. Consolidation in the banking industry and increased regulatory burdens on existing institutions provide a favorable environment for such openings and acquisitions. Management considers a variety of criteria when evaluating potential branch expansion, including (i) the short- and long-term growth prospects for the location, (ii) the management and other resources required to integrate the operations, if desirable, (iii) the degree to which the branch would enhance the geographic diversification of the Company, (iv) the degree to which the branch would enhance the Company's presence in an existing market, and
(v) the costs of operating the branch. The Company plans to open two new branches in 1999, one on Albuquerque's westside in the second quarter and one in Belen, a community approximately

35 miles south of Albuquerque, early in the third quarter. An additional future branch site has been acquired in Santa Fe.

The Company's goal over the next five years is to create a broad-based, well-capitalized, customer-focused New Mexico financial institution with assets of $600.0 million to $1.0 billion. Management believes that a financial institution of this size is large enough to meet the needs of most customers, yet small enough to deliver personal, high-quality service. To accommodate the Company's anticipated growth, management intends to further develop the existing management of the Company and further develop its management information systems and other appropriate internal management systems. There can be no assurance, however, that the Company will achieve its growth objectives.

MARKET AREAS AND BANKS

Markets. First State Bank serves three distinct market areas within New Mexico:
Taos County, the Albuquerque metropolitan area, and Santa Fe. Taos County is a popular year-round recreation and tourist area. Ski and golf resorts in the area attract visitors from throughout the southwestern and western United States. Taos also has an active art community catering to the tourist trade.

The Albuquerque metropolitan area is the largest metropolitan area in New Mexico and is the financial center of the state. It has a diverse economy centered around federal and state government, military, service, and industries of technology. Military facilities include Kirtland Air Force Base and Sandia National Laboratories. A number of companies, including Intel, Lockheed Martin, Taco Bell, Sumitomo, General Mills, America On Line and Victoria's Secret, have initiated or expanded operations in the area in the past several years.

Santa Fe is the state capital of New Mexico. Its principal industries are government and tourism. Like Taos, Santa Fe is widely known for its southwestern art galleries and amenities, including the Santa Fe Opera. Santa Fe is one of the largest art markets in the United States, attracting visitors from all parts of the United States and many foreign countries.

First State Bank. The following table sets forth certain information concerning the banking offices of First State Bank as of December 31, 1998:

                                                                        Total
                                        Number of         Total       Loans and
         Location                       facilities       Deposits       Leases
----------------------------------     ------------     ----------   -----------
                                               (Dollars in the thousands)
First State Bank:
     Taos ........................          4            $ 91,658      $ 41,335
     Santa Fe ....................          2              82,948        47,152
     Albuquerque..................          5             159,456       174,821
     Los Lunas ...................          2              24,429        34,970
     Rio Rancho ..................          3              58,604        36,741
                                       ------------     ----------   -----------
           Total..................         16            $417,095      $335,019
                                       ============     ==========   ===========

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

The Santa Fe locations primarily serve a diverse group of small- to medium-sized business and individual customers, including commercial businesses that support the tourism industry.

The following is a summary of the Company's percentage of its deposits to total deposits of FDIC insured institutions in the counties in which it does business as of June 30, 1998:

                        Taos.....................      40.33%
                        Bernalillo...............       3.19%
                        Santa Fe.................       6.89%
                        Sandoval.................      15.32%
                        Valencia ................       6.01%
                        Torrance ................       2.03%

Management believes that its greatest opportunity for growth is in Bernalillo, Santa Fe, Valencia, and Sandoval counties. First State Bank is the largest bank in Taos County, and growth in that market is expected to come from economic growth and not as a result of increased market share.

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

First State Bank competes for loans and leases principally through the range and quality of its services, interest rates, and loan fees. First State Bank believes its personal-service philosophy enables it to compete favorably with other financial institutions in its focus market of small- and medium-sized businesses. First State Bank actively solicits deposit-related clients and competes for deposits by offering customers personal attention and professional service.

EMPLOYEES

As of December 31, 1998, the Company had 226 full-time equivalent employees. The Company places a high priority on staff development, training, and selective hiring. New hires are selected on the basis of both technical skills and customer-service capabilities. Staff development involves intensive training in marketing, customer service, and regulatory compliance. None of the Company's employees is covered by a collective bargaining agreement with the Company, and management believes that its relationship with its employees is good.

OTHER

For a discussion of asset/liability management, the investment portfolio, loan portfolio, nonperforming assets, allowance for loan losses, and deposits see
Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 2:  PROPERTIES.

With the exception of its Main and Southside facilities in Taos, the Journal Center facility in Albuquerque, and the Bernalillo facility, which are owned by First State Bank, the Company leases its banking facilities. See Item 13:
"Certain Relationships and Related Transactions." The following table shows the size and age of each of the banking facilities owned or leased by the Company:


                                                                                Approximate
                                                                              building area now
                                    Approximate         Approximate          utilized for banking
                                     land area         building area               services               Year constructed or
                                     (sq. ft.)           (sq. ft.)                 (sq. ft.)                 last renovated
                                  ---------------------------------------------------------------------------------------------
Facilities:
Taos
     Main ......................       19,800               8,940                     8,940                  Renovated 6-93
     Northside .................       45,215               2,239                     2,239                  Renovated 9-95
     Questa ....................       17,947               1,050                     1,050                  Renovated 8-93
     Southside .................       36,590               5,550                     5,550                  Renovated 9-92
Santa Fe
     San Mateo .................       62,334               6,955                     6,955                  Renovated 11-95
     Downtown ..................        5,100               2,116                     2,116                  Constructed 12-95
Albuquerque
     Lomas .....................        9,199               9,199                     9,199                  Renovated 3-95
     Carlisle ..................       16,256               1,880                     1,880                  Constructed 9-95
     Montgomery ................       14,514               3,742                     3,742                  Renovated 11-93
     Sycamore ..................       45,834               5,164                     5,164                  Constructed 9-94
     Journal Center ............      158,384              18,390                    18,390                  Renovated 3-98
Rio Rancho
     Rio Rancho ................       50,214               5,500                     4,000                  Constructed 3-95
     Placitas ..................          807                 807                       807                  Constructed 9-94
     Bernalillo ................       43,539               4,610                     4,610                  Constructed 8-96
Los Lunas
     Los Lunas .................       57,243               4,327                     4,327                  Constructed 8-95
     Moriarty ..................        1,900               1,900                     1,900                  Constructed 12-97


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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1998.


                                    PART II


ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

                                                    High                 Low
                                             -----------------------------------
                  1998
                  ----
                  First Quarter.............       $27.75              $18.75
                  Second Quarter............        27.38               22.75
                  Third Quarter.............        25.00               17.00
                  Fourth Quarter............        21.00               16.50
                  1997
                  ----
                  First Quarter.............       $16.13              $14.50
                  Second Quarter............        17.50               12.88
                  Third Quarter.............        20.50               16.50
                  Fourth Quarter............        21.63               17.00
                  1996
                  ----
                  First Quarter.............       $12.75              $11.25
                  Second Quarter............        13.00               10.88
                  Third Quarter.............        14.00               12.25
                  Fourth Quarter............        15.25               13.25


The last reported sale price of the Company's Common Stock on March 15,1999, was $19.313 per share. As of March 15,1999, there were approximately 88 shareholders of record, not including shareholders who beneficially own Common Stock held in nominee or street name.

DIVIDEND POLICY

The Company paid cash dividends of $790,306 or $0.25 per share in 1998, $522,870 or $0.21 per share in 1997, and $408,489 or $0.20 per share in 1996, which amounted to 18.76% , 15.70%, and 19.82% of net income in 1998, 1997, and 1996, respectively. The declaration and payment of cash dividends are determined by the Board of Directors in light of the earnings, capital requirements, and financial condition of the Company, and other relevant factors. The ability of the Company to pay cash dividends depends on the amount of cash dividends paid to it by First State Bank and the capital position of the Company. Capital distributions, including dividends, by First State Bank are subject to federal and state regulatory restrictions tied to its earnings and capital.

ITEM 6:  SELECTED FINANCIAL DATA.

Selected Financial Data are filed as part of this report and appear immediately following the signature page.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Management's Discussion and Analysis of Financial Condition and Results of Operations are filed as part of this report and appear immediately following Selected Financial Data.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosures About Market Risk are filed as part of this report and appear within Management Discussion and Analysis of Financial Condition and Results of Operations under the caption Asset/Liability Management.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company's financial statements are filed as a part of this report and appear immediately following the Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                 PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth information concerning the directors and executive officers of the Company.

        Name                       Age                      Company
        ----                       ---                      -------
Michael R. Stanford (1)             46               President, Chief Executive Officer, and Director
H. Patrick Dee                      44               Executive Vice President, Chief Operating Officer,
                                                     Secretary, Treasurer, and Director
Brian C. Reinhardt                  40               Senior Vice President and Chief Financial Officer
Eloy A. Jeantete (1)                71               Chairman of the Board and Director
Leonard J. DeLayo, Jr. (2)          50               Director
Bradford M. Johnson (1)(2)          48               Director
Douglas M. Smith, M.D.(1)(2)        65               Director
Herman N. Wisenteiner (1)(3)        68               Director
Marshall G. Martin                  60               Director
Kevin L. Reid (3)                   38               Director

_________________
(1)      Member of Executive Committee
(2)      Member of Audit Committee
(3)      Member of Compensation Committee

Each officer of the Company serves at the discretion of the Board of Directors. There are no family relationships among any of the directors, officers, or key employees of the Company. The current authorized number of directors of the Company is ten.

Michael R. Stanford, a Director of the Company since its organization in 1988, is President and Chief Executive Officer of the Company and First State Bank. Mr. Stanford's entire career has been in the banking industry. Prior to joining First State Bank in 1987, Mr. Stanford spent five years with New Mexico Banquest Corporation as Senior Vice President in charge of loan administration. Mr. Stanford is a past director of the New Mexico Bankers Association. In addition, Mr. Stanford is involved in a variety of civic organizations.

H. Patrick Dee has been a Director of the Company since 1991 and presently serves as Executive Vice President, Chief Operating Officer, and Secretary/Treasurer of the Company, and Executive Vice President and Chief Operating Officer of First State Bank, a position he has held since December 1991. Prior to joining the Company, Mr. Dee spent four years with New Mexico Banquest Corporation and, after its acquisition by Livingston & Co. Southwest, LP in 1988, with NBA. In 1989, Mr. Dee became Senior Vice President and Chief Financial Officer of Livingston & Co. Southwest, LP. Mr. Dee is a certified public accountant.

Brian C. Reinhardt, a Senior Vice President and Chief Financial Officer of the Company since 1995, joined First State Bank in September 1994. Prior to joining First State Bank, Mr. Reinhardt was a Senior Manager with KPMG, LLP. Mr. Reinhardt joined KPMG, LLP in 1984.

Eloy A. Jeantete, a Director of the Company since August 1993 and Chairman of the Board since January 1994, joined First State Bank 50 years ago as a bookkeeper and has spent his entire working career with First State Bank rising to his present position of Chairman of the Board of the Company. As a lifetime resident of Taos, N.M., Mr. Jeantete has accumulated a long list of civic achievements and community involvement, culminating with his election in 1990 as Mayor of Taos, New Mexico, a position he held until March 1994.

Leonard J. DeLayo, Jr., a Director of the Company since November 1993, served as a director of First State Bank from 1988 to January 1992. Mr. DeLayo has been engaged in a general corporate and commercial law practice in New Mexico since 1974 and is the President and sole shareholder of Leonard J. DeLayo, Jr., P.C., which currently provides legal services to the Company and First State Bank as outside counsel. Mr. DeLayo serves on the Albuquerque Board of Education. See "Certain Business Relationships--Legal Services."

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

Marshall G. Martin, a Director of the Company since June 1997, is a senior partner with the law firm of Hinkle, Cox, Eaton, Coffield & Hensley LLP, a position he has held since June 1997, and prior to January of 1997. For the period from January 1997 through June 1997 Mr. Martin was Vice President-General Counsel of Solv-Ex Corporation which filed for chapter 11 bankruptcy reorganization in August 1997 and which emerged from bankruptcy in 1998. Hinkle, Cox, Eaton, Coffield & Hensley LLP, is the Company's corporate counsel. See "Certain Business Relationships--Legal Services." Mr. Martin is involved in a variety of civic organizations.

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

COMMITTEES

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

Based solely on review of the copies of such forms furnished to the Company, or written representations that no other forms were required, the Company believes that during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

ITEM 11:  EXECUTIVE COMPENSATION.

The following tables set forth the compensation paid by the Company to the three executive officers of the Company and one officer of the bank subsidiary who received in excess of $100,000 in cash compensation.

                                                                                         Long Term Compensation
                                                                                      ------------------------------
Name and                                            Annual Compensation                           Stock
                                        ---------------------------------------------
Principal Position             Year       Salary ($)      Bonus ($)    Other ($)(1)        Options Granted (#)
------------------------------ -------- ------------- -------------- ---------------- ------------------------------
Michael R. Stanford            1998         $250,000        $50,000          $50,370                0
  President and Chief          1997         $220,833             --          $50,405             20,000
  Executive Officer            1996         $183,333        $24,000          $41,621                0
H. Patrick Dee                 1998         $175,000        $35,000          $47,538                0
  Secretary and                1997         $154,583             --          $46,097             10,000
  Treasurer                    1996         $130,000        $16,000          $42,836                0
W. Gary Millhollon
  Senior Vice President        1998          $70,000       $157,146           $8,100                0
  Bank                         1997          $70,000       $126,874           $8,100                0
Subsidiary                     1996          $86,575        $20,830           $6,000                0
Leasing division
Brian C. Reinhardt
Senior Vice President          1998         $106,000         $6,000           $9,795                0
and Chief Financial            1997          $86,563         $3,000           $8,540             10,000
Officer                        1996          $70,750         $1,000           $8,303                0

------------------------------
(1) Represents insurance premiums paid by the Company on behalf of the employee, amounts contributed by the Company to the employee's Section 401(k) plan, auto allowance, and dues.

                   Aggregated Option Exercises in Fiscal Year
                        and Fiscal Year-End Options Value

                                                                Number of Unexercised      Value of In-the-Money
                                    Shares        Value        Options at 12/31/98 (#)    Options at 12/31/98 ($)
                                 Acquired on    Realized ($)        Exercisable /            (1) Exercisable /
Name                             Exercise (#)                       Un-exercisable             Un-exercisable
------------------------------- --------------- -------------- ------------------------- ---------------------------
Michael R. Stanford                  --              --                 77,112                    $903,998
                                                                        12,000                     $42,000
H. Patrick Dee                       --              --                 47,750                    $554,313
                                                                         6,000                     $21,000
Brian C. Reinhardt                   --              --                  6,000                     $38,700
                                                                         6,500                     $27,175

-------------------------------
(1) The closing price of the Company's Common Stock on December 31, 1998, was $20.75 per share.

                                       Option/SAR Grants in Last Fiscal Year
                                                [Individual Grants]
--------------------------------------------------------------------------------------------------------------------

                            Number of securities      Percent of total
                                 underlying             options/SARs
                            options/SARs granted         granted to
                                     (#)                employees in         Exercise or base      Expiration date
          Name                                           fiscal year           price ($/Sh)
--------------------------  ----------------------    ------------------    -------------------    -----------------
Michael R. Stanford                 None
H. Patrick Dee                      None
Brian C. Reinhardt                  None

--------------------------

EXECUTIVE INSURANCE

First State Bank has key-person insurance policies on each of Messrs. Stanford and Dee. Under these policies, First State Bank is named as beneficiary of $577,865 of term life insurance on Mr. Stanford and $321,516 of term life insurance on Mr. Dee (the "Term Life Policies"). In addition, First State Bank also pays the premiums on $922,135 of additional whole life insurance for Mr. Stanford and $878,484 for Mr. Dee under which each of these individuals is able to name the beneficiary (the "Whole Life Policies"). Under the provisions of the Term Life Policies the amount of term insurance under each policy is gradually decreased over a period of 10 years. However, First State Bank's premium payments are kept level during the entire 10 year period with the excess premiums from the Term Life Policies being applied to the Whole Life Policies. As a result of the increasing portion of the premiums which are allocated to the Whole Life Policies, at the end of the 10 year period the Whole Life Policies are fully paid. Upon termination of employment, the Whole Life Policies would be transferable to Messrs. Stanford or Dee, as the case may be, who could elect to continue making the premium payment if such termination occurred prior to the tenth year of the policy. The annual premium which will be paid for the Whole Life Policies will constitute compensation to such individuals.

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

EXECUTIVE INCOME PROTECTION PLAN

The Company has an Executive Income Protection Plan (the "Plan") with the following participants: H. Patrick Dee, Brian C. Reinhardt, and Michael R. Stanford, which provides for benefits upon a Control Change. Following a Control Change (as defined in the Plan), the Plan provides for a three-year employment term and specifies the employee's position, salary, bonus, and benefits payable during that period. If the employee (i) resigns; (ii) is discharged for any reason other than cause, death, or disability; (iii) experiences a Reduction in Position (as defined in the Plan) within a three-year period beginning on the date of the Control Change, then the employee shall have income protection benefits consisting of (a) a compensation benefit, payable in a single sum, equal to three times his Compensation (as defined in the Plan) in the case of Messrs. Dee and Stanford and two times his Compensation in the case of Mr. Reinhardt; (b) the same level of fringe benefits as existed on the date of the Control Change for a period ending three years after the Control Change including, without limitation, any plan or arrangement to receive and exercise stock options and/or stock appreciation rights, restricted stock or grants thereof in which the employee is participating on the date of the Control Change (or plans or arrangements providing him with substantially similar benefits);
(c) an amount equal to the employee's non-vested accrued benefit in the Company's retirement plans, determined as of the last valuation date under such plans, if the employee is not fully vested under the terms of such plans; (d) up to a maximum of 30 percent of his Compensation for out-placement services for the employee; and (e) a lump sum payment at the same time as the compensation payment described in (a) above, if the Company has purchased a split-dollar life insurance policy on the life of an employee.

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

"Compensation" means the sum of; (i) the employee's average taxable compensation from the Company; (ii) the employee's average elective salary reduction contributions to plans under Internal Revenue Code (the "Code") Sections 401(k) and/or 125; and (iii) the productof the average percentage of covered payroll contributed by the Company to the Company's 401(k) profit sharing plan multiplied by the sum of (i) and (ii) in each case for the five calendar years preceding the Control Change.

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

SECTION 401(K) PLAN

In 1991 the Company adopted a tax-qualified profit sharing 401(k) plan (the "Saving Plan") covering all employees who have attained 21 years of age and have completed one year of service with the Company. Each participant in the Saving Plan may reduce his or her salary by as much as the lesser of 20% of his or her compensation or $10,000, in 1998. The dollar limit is adjusted each year for inflation. The Company is required to make matching contributions of up to 50% of the first 6% of a participant's deferred compensation up to a maximum of 3%. The Company may, but is not required to, contribute additional amounts to the Saving Plan. Any such additional amounts are allocated to the accounts of participants who were active participants on the last day of the plan year or who retired or died or were disabled during the plan year. The allocation is in proportion to the eligible participants' compensation. During 1998, 1997, and 1996, First State Bank made contributions to the Saving Plan of approximately $146,000, $125,000, and $106,000, respectively.

All contributions by a participant are 100% vested and non-forfeitable at all times. The Company's contributions become 100% vested after three years of service with the Company. A participant may direct the investment of his or her account pursuant to the investment options offered by the trustee of the Saving Plan. Distribution of a participant's account under the Saving Plan normally occurs upon the participant's retirement or the participant's termination of employment with the Company.

INCENTIVE PLANS

Effective October 5, 1993, the Company adopted the First State Bancorporation 1993 Stock Option Plan (the "Stock Option Plan"), which provides for the granting of options to purchase up to 400,000 shares of the Company's common stock. Exercise dates and prices for the options are set by a committee of the Board of Directors. The Stock Option Plan also provides that options other than those qualifying as incentive stock options may be granted.

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

Under the Stock Option Plan, the Company may grant both incentive stock options ("incentive stock options") intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and options which are not qualified as incentive stock options ("non-qualified stock options"). Incentive stock options must be granted at an exercise price equal to or greater than the fair market value of the Common Stock on the date of grant. The exercise price of non-qualified stock options granted under the Stock Option Plan will be determined by the Committee on the date of grant. The exercise price of incentive stock options granted to holders of more than 10% of the Common Stock must be at least 110% of the fair market value of the Common Stock on the date of grant, and the term of these options may not exceed five years.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 15, 1999, by (i) each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, based on information furnished by such owners, the Company believes that the stockholders listed below have sole investment and voting power with respect to their shares. Unless otherwise indicated, the address of such person is the Company's address, 7900 Jefferson NE., Albuquerque, New Mexico 87109.

Name                                       Number of Shares Owned             Percentage of Shares Owned
------------------------------------------------------------------------------------------------------------
Hovde Capital, Inc.
1826 Jefferson Place, NW
Washington, DC 20036                                   245,010        (1)                 7.17%
John Hancock Advisors, Inc.
101 Humington Avenue
Boston, MA  02199                                      190,125                            5.56%
First Union Corporation
One First Union Center
Charlottee, NC 28288-0137                              250,761                            7.33%
Michael R. Stanford                                    114,363        (2)                 3.27%
H. Patrick Dee                                         62,160         (3)                 1.79%
Eloy A. Jeantete                                        1,023                               *
Leonard J. DeLayo, Jr.                                 87,111         (4)                 2.54%
Bradford M. Johnson                                    164,008                            4.80%
Douglas M. Smith, M.D.                                 23,750                               *
Herman N. Wisenteiner                                   9,829                               *
Marshall G. Martin                                       699                                *
Kevin L. Reid                                           3,000                               *
Brian C. Reinhardt                                      7,848          (5)                  *
All executive officers and directors as
a group (11 persons)                                   515,459                           14.34%

------------------------------------------
 * Less than 1%
(1) Represents the aggregate shares held by Hovde Capital, Inc. and its affiliates: Financial Institution Partners, LP, Financial Institution Partners II, LP, Hovde Capital, LLC, and Hovde Acquisition, LLC.
(2) Includes 6,612 shares that are subject to an option exercisable at $5.01 per share, 62,500 shares that are subject to an option which is exercisable at $8.40 per share, and 8,000 shares that are subject to an option exercisable at $17.25 per share.
(3) Includes 43,750 shares that are subject to an option which is exercisable at $8.40 per share, and 4,000 shares that are subject to an option exercisable at $17.25 per share.
(4) Includes 12,500 shares that are subject to an option which is exercisable at $8.40 per share.
(5) Includes 2,000 shares that are subject to an option which is exercisable at $8.40 per share, and 4,000 shares that are subject to an option exercisable at $17.25 per share.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CREDIT TRANSACTIONS

The executive officers, directors and principal stockholders of the Company and the Bank, and members of their immediate families and businesses in which these individuals hold controlling interests, are customers of the Bank and it is anticipated that such parties will continue to be customers of the Bank in the future. Credit transactions with these parties are subject to review by the Bank's Board of Directors. All outstanding loans and extensions of credit by the Bank to these parties were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and in the opinion of management did not involve more than the normal risk of collectability or present other unfavorable features. At December 31, 1998, the aggregate balance of the Bank's loans and advances under existing lines of credit to these parties was $1,157,068, or 0.35% of the Bank's total loans. All payments of principal and interest on these loans are current. These loans represented 2.62% of the Company's equity as of December 31, 1998.

LEGAL SERVICES

Mr. DeLayo was a director of First State Bank from 1988 through January 1992, was a director of the Santa Fe Bank from March 1993 to June 1994 and was appointed as a director of the Company in November 1993. Mr. DeLayo acts as general counsel to the Company and First State Bank. Mr. DeLayo and his firm, Leonard J. DeLayo, P.C., are involved in representing the Company in numerous collection matters. The Company paid Mr. DeLayo's firm approximately $219,000, $205,000, and $146,000 for its services in 1998, 1997 and 1996.

Marshall G. Martin was elected to the Board as a director in June 1997. Mr Martin is a partner in the firm of Hinkle, Cox, Eaton, Coffield & Hensley, LLP, which serves as the Company's corporate counsel. The Company paid Hinkle, Cox, Eaton, Coffield & Hensley, LLP, approximately $32,000 and $85,000 for its services in 1998 and 1997, respectively.

SANTA FE BRANCH LOCATION

The Downtown Santa Fe location was constructed on land owned by Herman Wisenteiner, a Director of the Company. The Company is leasing the site from Mr. Wisenteiner for an initial term of 15 years. Lease payments made to Mr. Wisenteiner were $63,700 for 1998, $61,800 in 1997, and $60,000 in 1996, respectively. In the opinion of management, the lease is on terms similar to other third-party commercial transactions in the ordinary course of business.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

EXHIBITS.

Number    Description of Exhibits
------    -----------------------
  3.1     Restated Articles of Incorporation of First State Bancorporation. (1)
  3.2 Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (5)
  3.3     Bylaws of First State Bancorporation. (5)
  4.1     Shareholder Protection Rights Agreement dated October 25, 1996. (3)
 10.1     Stock Option Plan of the Company. (2)
 10.2     Stock Option Agreement with Michael R. Stanford. (2)
 10.3     Executive Income Protection Plan. (4)
  22      Subsidiaries of the Small Business Issuer. (1)
  23      Consent of KPMG, LLP. (6)
  27      Financial Data Schedule. (6)
--------------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2) Incorporated by reference from the Company's Registration Statement on Form SB-2, Commission File No.33-68166, declared effective November 3, 1993.
(3) Incorporated by reference from the Company's Form 10-QSB for the quarter ended September 30, 1996.
(4) Incorporated by reference from the Company's Form 10-QSB for the quarter ended June 30, 1996.
(5)  Incorporated by reference from the Company's 10-
     KSB for the year ended December 31, 1997.
(6)  Filed Herwith.

FINANCIAL STATEMENT SCHEDULES

  Exhibit 27

REPORTS ON FORM 8-K.

  None

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FIRST STATE BANCORPORATION


                                         By: /s/ Michael R. Stanford
                                            ----------------------------------
                                                Michael R. Stanford, President

In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates stated.

                 Signatures                                         Title                               Date
--------------------------------------------- -------------------------------------------------- -------------------
                                                    President and Chief Executive Officer
            Michael R. Stanford                 and a Director (Principal Executive Officer)       March 24, 1999
---------------------------------------------                                                    -------------------
Michael R. Stanford

           Leonard J. DeLayo, Jr.                                 Director                         March 24, 1999
---------------------------------------------                                                    -------------------
Leonard J. DeLayo, Jr.

           Douglas M. Smith, M.D.                                 Director                         March 24, 1999
---------------------------------------------                                                    -------------------
Douglas M. Smith, M.D.

           Herman N. Wisenteiner                                  Director                         March 24, 1999
---------------------------------------------                                                    -------------------
Herman N. Wisenteiner

               H. Patrick Dee                        Secretary, Treasurer and a Director           March 24, 1999
---------------------------------------------                                                    -------------------
H. Patrick Dee

             Brian C. Reinhardt                          Senior Vice President & CFO               March 24, 1999
---------------------------------------------                                                    -------------------
Brian C. Reinhardt

             Marshall G. Martin                                   Director                         March 24, 1999
---------------------------------------------                                                    -------------------
Marshall G. Martin

               Kevin L. Reid                                      Director                         March 24, 1999
---------------------------------------------                                                    -------------------
Kevin L. Reid

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                    PAGE
                                                                                                    ----
Financial Highlights..............................................................................     1

Management's Discussion and Analysis of Financial Condition and Results of Operations.............     3

Independent Auditors' Report......................................................................    15

Consolidated Balance Sheets as of December 31, 1998, and 1997.....................................    16

Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997, and 1996.......    17

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1998, 1997,and
1996..............................................................................................    18


Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997, and
1996..............................................................................................    19

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997, and 1996.......    20

Notes to Consolidated Financial Statements........................................................    21

                                                                                 FINANCIAL HIGHLIGHTS
                                                                               Years ended December 31,
                                                          ----------------------------------------------------------------
                                                               1998         1997         1996         1995         1994
                                                         -------------  -----------  -----------  -----------  -----------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Interest income...................................          $   36,542   $   31,765   $   25,681   $   20,692   $   15,623
Interest expense..................................              13,142       12,272        9,617        7,385        4,666
                                                            ----------   ----------   ----------   ----------   ----------
Net interest income...............................              23,400       19,493       16,064       13,307       10,957
Provision for loan and lease losses...............               2,322        1,537        1,231          418          248
                                                            ----------   ----------   ----------   ----------   ----------
Net interest income after provision for loan and
 lease losses.....................................              21,078       17,956       14,833       12,889       10,709
Net gain (loss) on call or sale of securities.....                  --           --           10          (19)          (3)
Other non-interest income.........................               5,053        4,474        2,924        1,702        1,708
Loss from credit card processing operation........                  --           --           --       (1,208)        (158)
Non-interest expense..............................              19,674       17,426       14,590       10,926        9,615
                                                            ----------   ----------   ----------   ----------   ----------
Income before income taxes and minority interest..               6,457        5,004        3,177        2,438        2,641
Income tax expense................................               2,245        1,674        1,116          763          240
                                                            ----------   ----------   ----------   ----------   ----------
Income before minority interest...................               4,212        3,330        2,061        1,675        2,401
Minority interest.................................                  --           --           --           --          (10)
                                                            ----------   ----------   ----------   ----------   ----------
Net income........................................          $    4,212   $    3,330   $    2,061   $    1,675   $    2,391
                                                            ==========   ==========   ==========   ==========   ==========

PER SHARE DATA:
Net income per diluted share......................          $     1.28   $     1.21   $     0.90   $     0.78   $     1.06
Book value........................................               12.92        10.73         9.69         8.88         8.04
Tangible book value...............................               12.71        10.40         9.26         8.27         7.50
Dividends paid....................................               0.250        0.210        0.200        0.154        0.064
Market price end of period........................              20.750       21.375       15.000       12.125        9.600
Average diluted common shares outstanding.........           3,509,757    3,203,084    2,605,282    2,570,231    2,569,051

AVERAGE BALANCE SHEET DATA:
Total assets......................................          $  431,358   $  361,970   $  285,628   $  229,382   $  186,886
Loans and leases..................................             308,338      272,816      218,776      164,172      133,685
Investment securities.............................              74,857       48,795       35,611       34,250       32,211
Federal funds sold................................               8,724        5,500        2,770        6,717        3,842
Deposits..........................................             363,294      309,767      242,366      195,079      160,226
Stockholders' equity..............................              37,315       24,683       18,313       16,817       14,723

PERFORMANCE RATIOS:
Return on average assets..........................                0.98%        0.92%        0.72%        0.73%        1.28%
Return on average common equity...................               11.29        13.49        11.25         9.96        16.24
Net interest margin...............................                5.97         5.96         6.25         6.49         6.46
Efficiency ratio..................................               69.15        72.71        76.84        72.80        76.00
Earnings to fixed charges:
     Including interest on deposits...............                1.49x        1.40x        1.33x        1.49x        1.60x
     Excluding interest on deposits...............                5.41         4.30         3.56         4.76         5.34

ASSET QUALITY RATIOS:
Nonperforming assets to total loans, leases and
 other estate owned...............................                2.19%        1.57%        1.17%        1.60%        1.17%

Net charge-offs to average loans and leases.......                0.56         0.28         0.26         0.02         0.17
Allowance for loan and lease losses to total
 loans............................................                1.16         1.14         1.00         1.01         0.98
Allowance for loan and lease losses to
 nonperforming loans..............................               58.00       101.52       153.52        81.58       290.12

CAPITAL RATIOS:
Leverage ratio....................................                8.75%        6.65%        6.17%        6.55%        7.06%
Average stockholders' equity to average total
 assets...........................................                8.65         6.82         6.41         7.33         7.88
Tier 1 risk-based capital ratio...................               11.41         8.30         7.40         7.80         9.04
Total risk-based capital ratio....................               12.43        13.38         8.30         8.70         9.90

                                                                             SELECTED QUARTERLY FINANCIAL DATA
                                                                                          1998
                                              --------------------------------------------------------------------------------------
                                                FOURTH QTR              THIRD QTR              SECOND QTR                FIRST QTR
                                              ------------             -----------             ----------              -------------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Interest income.............................  $      9,693             $    9,388              $    8,999               $    8,462
Interest expense............................         3,364                  3,292                   3,240                    3,245
                                              ------------             ----------              ----------               ----------
Net interest income.........................         6,329                  6,096                   5,759                    5,217
Provision for loan and lease losses.........           570                    642                     555                      555
                                              ------------             ----------              ----------               ----------
Net interest income after provision
 for loan and lease losses..................         5,759                  5,454                   5,204                    4,662
                                              ------------             ----------              ----------               ----------
Other non-interest income...................         1,318                  1,365                   1,254                    1,116
Non-interest expense........................         5,218                  5,112                   4,865                    4,480
Income tax expense..........................           616                    610                     560                      459
                                              ------------             ----------              ----------               ----------
Net income..................................  $      1,243             $    1,097              $    1,033               $      839
                                              ============             ==========              ==========               ==========
Net interest margin.........................          5.81%                  6.15%                   6.19%                    5.92%
                                              ============             ==========              ==========               ==========

PER SHARE DATA:
Net income per diluted share................  $       0.36             $     0.31              $     0.32               $     0.29
Book Value..................................         12.92                  12.65                   12.35                    11.01
Tangible book value.........................         12.71                  12.40                   12.13                    10.70
Dividends paid..............................          0.07                   0.06                    0.06                     0.06
Average diluted common shares outstanding...     3,497,647              3,511,638               3,519,510                3,508,521

                                                                                      1997
                                                ----------------------------------------------------------------------------------
                                                FOURTH QTR              THIRD QTR               SECOND QTR               FIRST QTR
                                                ----------              ---------               ----------               ---------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Interest income.............................  $      8,511             $    8,215              $    7,828             $    7,211
Interest expense............................         3,290                  3,145                   3,040                  2,798
                                              ------------             ----------               ---------               --------
Net interest income.........................         5,221                  5,070                   4,788                  4,413
Provision for loan and lease losses.........           449                    428                     397                    263
                                              ------------             ----------               ---------               --------
Net interest income after provision for
 loan and lease losses......................         4,772                  4,642                   4,391                  4,150
                                              ------------             ----------               ---------               --------
Other non-interest income...................         1,267                  1,190                   1,039                    978
Non-interest expense........................         4,516                  4,582                   4,242                  4,084
Income tax expense..........................           539                    384                     417                    334
                                              ------------             ----------               ---------                -------
Net income..................................           984             $      866              $      771             $      710
                                              ============             ==========               =========                =======
Net interest margin.........................          6.01%                  6.13%                   6.00%                  5.87%
                                              ============             ==========               =========                =======

PER SHARE DATA:
Net income per diluted share................          0.33             $     0.30              $     0.28             $     0.29
Book value..................................         10.73                  10.34                   10.05                   9.98
Tangible book value.........................         10.40                  10.00                    9.71                   9.63
Dividends paid..............................          0.06                   0.05                    0.05                   0.05
Average diluted common shares outstanding...     3,492,590              3,480,772               3,137,141              2,637,978

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF
       OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

GENERAL

  The Company's net income increased to $4.2 million in 1998, from $3.3 million in 1997, and $2.1 million in 1996. The increase in net income was primarily due to an increase in net interest income to $23.4 million in 1998, from $19.5 million in 1997, and $16.1 million in 1996. The increase in net interest income was due to increases in loans and leases, and increases in investment securities. The increase in net interest income was partially offset by increases in non-interest expense to $19.7 million in 1998, from $17.4 million in 1997, and $14.6 million in 1996. The increases in net interest income and non-interest expense resulted from the Company's expansion strategy which is to increase market share by capitalizing on the dislocation of customers caused by continued consolidation in the banking industry. Total assets have grown to $493.7 million in 1998, from $401.0 million in 1997. Total deposits have grown to $409.0 million in 1998, from $345.6 million in 1997.

NET INTEREST INCOME

  The primary component of earnings for financial institutions is net interest income. Net interest income is the difference between interest income, principally from loan, lease, and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread, and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the years ended December 31, 1998, 1997, and 1996, the Company's average interest-earning assets were $392.0 million, $327.1 million, and $257.2 million, respectively. For the same periods, the Company's net interest margins were 5.97%, 5.96%, and 6.25%.

  During the years ended December 31, the Company's net interest income increased by $3.9 million to $23.4 million or 20.05% in 1998 from $19.5 million in 1997, which was an increase of $3.4 million or 21.12% from $16.1 million in 1996. These increases were due to a $35.5 million or 13.0% increase in average loans to $308.3 million in 1998, from $272.8 million in 1997, a $54.0 million or 24.68% increase from $218.8 million in 1996. This increase in volume was partially offset by a decrease in the average yield on earning assets and the increase in investment securities as a percentage of total assets. The Company's average yield on earning assets decreased to 9.32% in 1998, from 9.71% in 1997, and 9.99% in 1996. The decrease in average yields on commercial and real estate loans is due to increased competition, and the decrease in prime rate precipitated by the Federal Reserve Bank's interest rate reductions in the fourth quarter of 1998. Net interest margin for the fourth quarter of 1998 was 5.81% compared to 6.15% for the previous quarter.

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

                                                                      YEARS ENDED DECEMBER 31,
                                                 ------------------------------------------------------------------
                                               1998                             1997                             1996
                                  -------------------------------  -------------------------------  -------------------------------
                                             INTEREST    AVERAGE              INTEREST    AVERAGE              INTEREST    AVERAGE
                                   AVERAGE   INCOME OR  YIELD OR    AVERAGE   INCOME OR  YIELD OR    AVERAGE   INCOME OR  YIELD OR
                                   BALANCE    EXPENSE     COST      BALANCE    EXPENSE     COST      BALANCE    EXPENSE     COST
                                  --------   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS
Loans and leases:
 Commercial...................... $ 48,275     $ 4,840    10.03%   $ 41,771     $ 4,230     10.13%  $ 31,164     $ 3,152     10.11%
 Real estate--mortgage...........  158,832      16,084    10.13     152,387      15,487     10.16    130,347      13,500     10.36
 Real estate--construction.......   46,863       5,306    11.32      40,603       4,830     11.90     36,320       4,533     12.48
 Consumer........................   16,668       1,992    11.95      14,789       1,748     11.82     12,017       1,413     11.76
 Leases..........................   37,231       3,514     9.44      22,868       2,133      9.33      8,607         725      8.42
 Other...........................      469          --       --         398          --        --        321          --        --
                                  --------   ---------  --------   --------   ---------  --------   --------   ---------  --------
  Total loans and leases.........  308,338      31,736    10.29     272,816      28,428     10.42    218,776      23,323     10.66
Allowance for loan and lease
 losses..........................   (3,654)                          (2,981)                          (2,181)
Securities:
 U.S. government.................   69,604       4,066     5.84      43,860       2,758      6.29     30,656       1,916      6.25
 State and political
  subdivisions:
  Nontaxable.....................    3,380         168     4.97       3,196         172      5.38      3,607         198      5.49
  Taxable........................       --          --       --          26           2      7.69         35           3      8.57
  Other..........................    1,873         109     5.77       1,713         105      6.13      1,313          96      7.31
                                  --------   ---------  --------   --------   ---------  --------   --------   ---------  --------
   Total securities..............   74,857       4,343     5.80      48,795       3,037      6.22     35,611       2,213      6.21
Federal funds sold...............    8,724         463     5.31       5,500         300      5.45      2,770         145      5.23
                                  --------   ---------  --------   --------   ---------  --------   --------   ---------  --------
   Total interest-earning assets.  391,919      36,542     9.32%    327,111      31,765      9.71%   257,157      25,681      9.99%
Non-interest-earning assets:
 Cash and due from banks.........   20,198                           16,066                           13,158
 Other ..........................   22,895                           21,774                           17,494
                                  --------                         --------                         --------
 Total non-interest-earning
  assets.........................   43,093                           37,840                           30,652
                                  --------                         --------                         --------
   Total assets.................. $431,358                         $361,970                         $285,628
                                  ========                         ========                         ========

LIABILITIES AND STOCKHOLDERS'
 EQUITY
Deposits:
 Interest-bearing demand
  accounts....................... $ 72,839     $ 1,573     2.16%   $ 47,175     $ 1,150      2.44%  $ 46,737     $ 1,097      2.35%
 Certificates of deposit.........  139,272       7,609     5.46     133,105       7,466      5.61    102,078       5,777      5.66
 Money market savings accounts...   51,087       1,730     3.39      51,881       1,584      3.05     31,210       1,023      3.28
 Regular savings accounts........   25,915         766     2.95      18,902         558      2.95     16,174         478      2.96
                                  --------   ---------  --------   --------   ---------  --------   --------   ---------  --------
  Total interest-bearing
   deposits......................  289,113      11,678     4.04     251,063      10,758      4.28    196,199       8,375      4.27
Short-term borrowings............   21,093         954     4.52      13,537         661      4.88     17,006         855      5.03
Notes payable....................    1,216         113     9.29         916          83      9.06        226          19      8.41
Convertible subordinated debt....    5,595         397     7.10      10,432         766      7.34      5,500         362      6.58
Capital leases...................       --          --       --          42           4      9.52         60           5      8.33
                                  --------   ---------  --------   --------   ---------  --------   --------   ---------  --------
  Total interest-bearing
   liabilities...................  317,017      13,142     4.15%    275,990      12,272      4.45%   218,991       9,616      4.39%

Non-interest-bearing demand
 accounts........................   74,181                           58,704                           46,167
Other non-interest-bearing
 liabilities.....................    2,845                            2,593                            2,157
                                  --------                         --------                         --------
  Total liabilities..............  394,043                          337,287                          267,315
Stockholders' equity.............   37,315                           24,683                           18,313
                                  --------                         --------                         --------
Total liabilities and
 stockholders' equity............ $431,358                         $361,970                         $285,628
                                  ========   ---------             ========   ---------             ========   ---------
Net interest income..............              $23,400                          $19,493                          $16,065
                                             =========                        =========                        =========
Net interest spread  ............                          5.18%                             5.26%                            5.60%
Net interest margin..............                          5.97                              5.96                             6.25
Ratio of average
 interest-earning assets
 to average interest-bearing
 liabilities.....................                        123.63                            118.52                           117.43

  Loan fees of $2.3 million, $1.9 million, and $1.9 million, are included in interest income for the years ended December 31, 1998, 1997, and 1996, respectively.

  The following table illustrates the changes in the Company's net interest income due to changes in volume and changes in interest rate. Changes attributable to the combined effect of volume and interest rates have been included in the changes due to volume.

                                                                            YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------------
                                                                1998 VS. 1997              1997 VS. 1996
                                                             INCREASE (DECREASE)        INCREASE (DECREASE)
                                                              DUE TO CHANGES IN          DUE TO CHANGES IN
                                                         ------------------------    ---------------------------
                                                          VOLUME   RATE    TOTAL      VOLUME    RATE     TOTAL
                                                         -------  ------  -------    -------   ------  ---------
                                                                           (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Loans and leases:
  Commercial..........................................   $  659    ($49)  $  610     $1,073    $    5     $1,078
  Real estate--mortgage...............................      655     (58)     597      2,283      (296)     1,987
  Real estate--construction...........................      745    (269)     476        535      (238)       297
  Consumer............................................      222      22      244        326         9        335
  Leases..............................................    1,340      41    1,381      1,201       207      1,408
                                                         -------  ------  ------     ------    ------  ---------
     Total loans and leases...........................    3,621    (313)   3,308      5,418      (313)     5,105
Securities:
  U.S. government.....................................    1,619    (311)   1,308        825        17        842
  States and political subdivisions:
     Nontaxable.......................................       10     (14)      (4)       (23)       (3)       (26)
     Taxable..........................................       (2)     --       (2)        (1)       --         (1)
  Other...............................................       10      (7)       3         29       (20)         9
                                                         -------  ------  ------     ------    ------  ---------
     Total securities.................................    1,637    (332)   1,305        830        (6)       824
  Federal funds sold..................................      176     (13)     163        143        12        155
                                                         -------  ------  ------     ------    ------  ---------
     Total interest-earning assets....................    5,434    (658)   4,776      6,391      (307)     6,084
                                                         -------  ------  ------     ------    ------  ---------

INTEREST-BEARING LIABILITIES
Deposits:
  Interest-bearing demand accounts....................      626    (203)     423         10        43         53
  Certificates of deposit.............................      346    (203)     143      1,756       (67)     1,689
  Money market savings accounts.......................      (24)    170      146        678      (117)       561
  Regular savings accounts............................      207      --      207         81        (1)        80
                                                         -------  ------  ------     ------    ------  ---------
     Total interest-bearing deposits..................    1,155    (236)     919      2,525      (142)     2,383
Short-term borrowings.................................      369     (76)     293       (174)      (20)      (194)
Notes payable.........................................       27       3       30         58         6         64
Convertible subordinated debt.........................     (355)    (14)    (369)       325        79        404
Capital leases........................................       (4)     --       (4)        (1)       --         (1)
                                                         -------  ------  ------     ------    ------  ---------
     Total interest-bearing liabilities...............    1,192    (323)     869      2,733       (77)     2,656
                                                         -------  ------  ------     ------    ------  ---------
     Total increase (decrease) in net interest income.   $4,242   ($335)  $3,907     $3,658     ($230)    $3,428
                                                         =======  ======  ======     ======    ======  =========

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

        To effectively measure and manage interest rate risk, the Company uses gap analysis and simulation analysis to determine the impact on net interest income under various interest rate scenarios, balance sheet trends, and strategies. From these analysis, interest rate risk is quantified and appropriate strategies are developed and implemented. Additionally, duration and market value sensitivity measures are utilized when they provide added value to the overall interest rate risk management process. The overall interest rate risk position and strategies are reviewed by management and the Bank's Board of Directors on an ongoing basis.

  Rising and falling interest rate environments can have various impacts on a bank's net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank's various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of December 31, 1998, the Company's cumulative interest rate gap for the period up to three months was a negative $53.2 million and for the period up to one year was a negative $48.9 million. Based solely on the Company's interest rate gap of twelve months or less, net income of the Company could be unfavorably impacted by an increase in interest rates or favorably impacted by a decrease in interest rates.

  The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1998. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with generally accepted accounting principles. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

                                                                         THREE
                                                                       MONTHS TO
                                                           LESS THAN   LESS THAN
                                                             THREE        ONE      ONE TO FIVE  OVER FIVE
                                                             MONTHS       YEAR        YEARS       YEARS     TOTAL
                                                           ----------  ----------  -----------  ---------  --------
                                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Investment securities............................          $47,881     $ 9,424    $   51,718  $  13,081  $122,104
         Federal funds sold.......................                --          --            --         --        --
  Loans and leases:
     Commercial....................................           30,786      13,227         8,552      1,376    53,941
     Real estate...................................          110,475      64,139        34,013      6,709   215,336
     Consumer......................................            3,768       6,302         7,809        210    18,089
     Leases........................................            1,774       5,735        40,141         --    47,650
                                                           ---------   ---------   -----------  ---------  --------
        Total interest-earning assets..............          194,684      98,827       142,233     21,376   457,120
                                                           ---------   ---------   -----------  ---------  --------
Interest-bearing liabilities:
  Savings and NOW accounts.........................          184,604          --            --         --   184,604
  Certificates of deposit of $100,000 or more......           10,518      42,663         6,204         --    59,385
  Other time accounts..............................           16,058      51,915        17,837         46    85,856
  Other interest-bearing liabilities...............           36,692          --            --         --    36,692
                                                           ---------   ---------   -----------  ---------  --------
        Total interest-bearing liabilities.........          247,872      94,578        24,041         46   366,537
                                                           ---------   ---------   -----------  ---------  --------
Interest rate gap..................................         ($53,188)    $ 4,249   $   118,192  $  21,330  $ 90,583
                                                           =========   =========   ===========  =========  ========
Cumulative interest rate gap at December 31, 1998..         ($53,188)   ($48,939)  $    69,253  $  90,583
                                                           =========   =========   ===========  =========
Cumulative gap ratio at December 31, 1998..........             0.79        0.86          1.19       1.25
                                                           =========   =========   ===========  =========

  The following table presents an analysis of the sensitivity inherent in the Company's net interest income and market value of portfolio equity (market value of assets, less the market value of liabilities.) The interest rate scenarios presented in the table include interest rates at December 31, 1998, and as adjusted by instantaneous parallel rate changes upward and downward of up to 200 basis points. Each rate scenario reflects unique prepayment and repricing assumptions.

  Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. This analysis is based on the Company's assets and liabilities, at December 31, 1998.

           CHANGE IN INTEREST RATES    NET INTEREST INCOME   MARKET VALUE OF PORTFOLIO EQUITY
           ------------------------    -------------------   --------------------------------
                      +200                     +2%                         +3%
                      +100                     +1%                         +2%
                         0                      0                           0
                      -100                     -1%                         -1%
                      -200                     -3%                         -5%

INVESTMENT PORTFOLIO

  The following table provides the carrying value of the Company's investment portfolio at each of the dates indicated. At December 31, 1998, the carrying value exceeded the market value by approximately $25,000. At December 31, 1997 and 1996, the market value exceeded the carrying value by approximately $56,000, and $50,000, respectively.

                                                               AS OF DECEMBER 31,
                                                         -----------------------------
                                                            1998       1997     1996
                                                         -----------  -------  -------
                                                             (DOLLARS IN THOUSANDS)
  U.S. Treasury securities..........................        $  5,669  $12,986  $ 9,789
  U.S. government agency securities.................         109,753   43,442   25,994
  Obligations of states and political subdivisions..           4,982    3,145    3,271
  Other securities..................................           1,700    1,936    1,542
                                                          ----------  -------  -------
     Total investment securities....................        $122,104  $61,509  $40,596
                                                          ==========  =======  =======

  The table below provides the carrying values, maturities and weighted average yield of the investment portfolio of the Company as of December 31, 1998.

                                                                              AVERAGE   WEIGHTED
                                                                  CARRYING    MATURITY   AVERAGE
                                                                   VALUE      (YEARS)    YIELDS
                                                                -----------   --------  ---------
                                                                      (DOLLARS IN THOUSANDS)
U.S. Treasury securities
     One year or less.....................................          $  5,125      0.48      6.10%
     After one through five years.........................               544      1.86      4.00
                                                                  ----------   -------    ------
        Total U.S. Treasury securities....................             5,669      0.61      5.90
  U.S. government agency securities
     One year or less.....................................            51,832      0.07      5.05
     After one through five years.........................            50,014      3.70      5.77
     After five through ten years.........................             7,907      5.37      6.00
                                                                  ----------   -------    ------
        Total U.S. government agency securities...........           109,753      2.11      5.44
  Obligations of states and political subdivisions
     One year or less.....................................               350      0.64      4.89
     After one through five years.........................             1,159      2.35      5.16
     After five through ten years.........................             2,418      7.22      4.50
     After ten years......................................             1,055     13.70      5.13
                                                                  ----------   -------    ------
        Total states and political subdivisions securities             4,982      7.00      4.82
  Other securities........................................             1,700        --      5.78
                                                                  ----------   -------    ------
        Total investment securities.......................          $122,104      2.24      5.45%
                                                                  ==========   =======    ======

LOAN AND LEASE PORTFOLIO

  The following table presents the amount of loans and leases of the Company, by category, at the dates indicated.

                                                                        AS OF DECEMBER 31,
                                                                        -----------------
                                      1998                1997                1996                1995                 1994
                                      ----                ----                ----                ----                 ----
                                 AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT
                                --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                           (DOLLARS IN THOUSANDS)
Commercial...................   $ 53,942     16.1%  $ 45,480     15.8%  $ 36,578     14.6%  $ 23,204     12.6%  $ 21,711     14.5%
Real estate--mortgage........    167,980     50.1    153,550     53.3    148,715     59.3    115,640     62.9     80,293     53.5
Real estate--construction....     47,357     14.1     41,943     14.5     35,737     14.2     34,924     19.0     39,372     26.3
Consumer and other...........     18,089      5.5     16,809      5.8     13,238      5.3     10,091      5.5      8,632      5.7
Leases.......................     47,651     14.2     30,587     10.6     16,658      6.6         --       --         --       --
                                ========  =======   ========  =======   ========  =======   ========  =======   ========  =======
 Total loans and
   leases....................   $335,019      100%  $288,369      100%  $250,926      100%  $183,859      100%  $150,008      100%
                                ========     ====   ========     ====   ========     ====   ========     ====   ========     ====

   The following table presents the aggregate maturities of loans and leases in each major category of the Company's loan and lease portfolio at December 31, 1998. Actual maturities may differ from the contractual maturities shown as a result of renewals and prepayments.

                                                         AS OF DECEMBER 31,
                                             ------------------------------------------
                                                           ONE TO
                                                LESS THAN   FIVE    OVER FIVE
                                                ONE YEAR    YEARS     YEARS     TOTAL
                                                ---------  -------  ---------  --------
                                                     (DOLLARS IN THOUSANDS)
Fixed-rate loans and leases:
  Commercial............................         $  7,687  $ 6,366     $1,275  $ 15,328
  Real estate...........................            8,768   10,821      6,709    26,298
  Consumer..............................            8,150    7,809        210    16,169
  Leases................................            7,510   40,141         --    47,651
                                                ---------  -------     ------- --------
     Total fixed-rate loans and leases..           32,115   65,137      8,194   105,446
                                                ---------  -------     ------- --------
Variable-rate loans:
  Commercial............................           36,327    2,186        101    38,614
  Real estate...........................          165,847   23,192         --   189,039
  Consumer..............................            1,920       --         --     1,920
                                                ---------  -------     ------- --------
     Total variable-rate loans..........          204,094   25,378        101   229,573
                                                ---------  --------    ------- --------
     Total loans and leases.............         $236,209  $90,515     $8,295  $335,019
                                                =========  ========    ======= ========

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

                                                                               AS OF DECEMBER 31,
                                                                               ------------------
                                                                    1998      1997      1996     1995      1994
                                                                   -------  --------  --------  -------  --------
                                                                             (DOLLARS IN THOUSANDS)
Loans and leases past due 90 days or more..............            $   79   $   107   $   689   $  289   $   190
Non-accrual loans and leases...........................             6,566     3,123       946    1,808        64
Restructured loans.....................................                --        --        --      172       252
                                                                 ---------  --------  --------  -------  -------
  Total nonperforming loans and leases.................             6,645     3,230     1,635    2,269       506
Other real estate owned................................               697     1,327     1,362      678     1,271
                                                                 ---------  --------  --------  -------  -------
  Total nonperforming assets...........................            $7,342   $ 4,557   $ 2,997   $2,947   $ 1,777
                                                                 =========  ========  ========  =======  =======
Allowance for loan and lease losses....................            $3,875   $ 3,279   $ 2,510   $1,851   $ 1,468
                                                                 =========  ========  ========  =======  =======
Potential problem assets                                           $3,289   $ 3,873        --       --        --
                                                                 =========  ========  ========  =======  =======

Ratio of total nonperforming assets to total assets....              1.49%     1.14%     0.92%    1.16%     0.87%
Ratio of total nonperforming loans and leases to total loans
 and leases............................................              1.98      1.12      0.65     1.23      0.35
Ratio of allowance for loan and lease losses to total
 nonperforming loans and leases........................             58.31    101.52    153.52    81.58    290.12

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

   The following table sets forth information regarding changes in the allowance for loan and lease losses of the Company for the periods indicated.

                                                                           AS OF DECEMBER 31,
                                                               -------------------------------------------
                                                                1998     1997     1996     1995     1994
                                                               -------  -------  -------  -------  -------
                                                                         (DOLLARS IN THOUSANDS)
Allowance for loan and lease losses, beginning of period.....  $3,280   $2,510   $1,851   $1,468   $1,441
Charge-offs:
  Commercial and other.......................................   1,083      462      438       98      388
  Real estate loans..........................................     389       72       70      162       30
  Consumer loans.............................................      98       95      246       85       19
        Credit cards.........................................     171      253       --       --       --
        Leases...............................................     180       90       --       --       --
                                                               ------   ------   ------   ------   ------
     Total charge-offs.......................................   1,921      972      754      345      437
                                                               ------   ------   ------   ------   ------
Recoveries:
  Commercial and other.......................................     109       56       13      197      135
  Real estate loans..........................................       3       35       40       85       43
  Consumer loans.............................................      68       76      129       28       38
        Credit cards.........................................      14        4       --       --       --
        Leases...............................................      --       33       --       --       --
                                                               ------   ------   ------   ------   ------
     Total recoveries........................................     194      204      182      310      216
                                                               ------   ------   ------   ------   ------
Net charge-offs..............................................   1,727      768      572       35      221
Provision for loan and lease losses..........................   2,322    1,537    1,231      418      248
                                                               ------   ------   ------   ------   ------
Allowance for loan and lease losses, end of period...........  $3,875   $3,279   $2,510   $1,851   $1,468
                                                               ======   ======   ======   ======   ======

As a percentage of average total loans and leases:
  Net charge-offs............................................    0.56%    0.28%    0.26%    0.02%    0.17%
  Provision for loan and lease losses........................    0.75     0.56     0.56     0.25     0.19
  Allowance for loan and lease losses........................    1.26     1.20     1.15     1.13     1.10
As a percentage of total loans and leases at year-end:
  Allowance for loan and lease losses........................    1.16     1.14     1.00     1.01     0.98
As a multiple of net charge-offs:
  Allowance for loan and lease losses........................    2.24     4.27     4.39    52.89     6.64
  Income before income taxes and provision for loan
    and lease losses.........................................    5.08     8.52     7.71    81.61    13.07

   Specific reserves are provided for individual loans and leases where ultimate collection is considered questionable by management after reviewing the current status of loans and leases that are contractually past due and considering the net realizable value of the security and of the loan and lease guarantees, if applicable. The following table sets forth the allowance for loan and lease losses by category, based upon management's assessment of the risk associated with these categories at the dates indicated and summarizes the percentage of gross loans and leases in each category as a percentage of total loans and leases.

                                                                     AS OF DECEMBER 31,
                              1998                   1997                 1996                   1995                1994
                          ------------            -----------           -----------          -----------         ------------
                                                                           (DOLLARS IN THOUSANDS)
                                PERCENT OF            PERCENT OF             PERCENT OF            PERCENT OF            PERCENT OF
                                LOANS AND             LOANS AND              LOANS AND             LOANS AND             LOANS AND
                                LEASES TO             LEASES TO              LEASES TO             LEASES TO             LEASES TO
                     AMOUNT OF  TOTAL LOANS AMOUNT OF TOTAL LOANS AMOUNT OF  TOTAL LOANS AMOUNT OF TOTAL LOANS AMOUNT OF TOTAL LOANS
                     ALLOWANCE  AND LEASES  ALLOWANCE AND LEASES  ALLOWANCE  AND LEASES  ALLOWANCE AND LEASES  ALLOWANCE AND LEASES
                     ---------  ---------   --------- ---------   ---------  ----------  --------- ----------  --------- ----------
Commercial and
 unallocated
  portion........       $2,187      16.10%     $  829    15.77%     $  600      14.57%     $  402      12.62%     $1,027    14.48%
Real estate......          867      64.28       1,700    67.79       1,560      73.51       1,269      81.89         294    79.77
Leases  .........          404      14.22         150    10.61         150       6.64          --         --          --       --
Consumer.........          417       5.40         600     5.83         200       5.28         180       5.49         147     5.75
                        ------     ------      ------    -----      ------      -----      ------      -----      ------    -----
 Total allowance for
   loan and lease
    losses.......       $3,875     100.00%     $3,279      100%     $2,510        100%     $1,851        100%     $1,468      100%
                        ======     ======      ======    =====      ======      =====      ======      =====      ======    =====

DEPOSITS

    The following table presents the average balances outstanding for each major category of the Company's deposits and weighted average interest rate paid for interest-bearing deposits for the periods indicated.

                                                              YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------------------------
                                              1998                      1997                      1996
                                    ------------------------  ------------------------  ------------------------
                                                 WEIGHTED                  WEIGHTED                  WEIGHTED
                                    AVERAGE      AVERAGE      AVERAGE      AVERAGE      AVERAGE      AVERAGE
                                    BALANCE   INTEREST RATE   BALANCE   INTEREST RATE   BALANCE   INTEREST RATE
                                    --------  --------------  --------  --------------  --------  --------------
                                                            (DOLLARS IN THOUSANDS)
Interest-bearing demand accounts..  $ 72,839           2.16%  $ 47,175           2.44%  $ 46,737           2.35%
Certificates of deposit...........   139,272           5.46    133,105           5.61    102,078           5.66
Money market savings accounts.....    51,087           3.39     51,881           3.05     31,210           3.28
Regular savings accounts..........    25,915           2.95     18,902           2.95     16,174           2.96
Non-interest-bearing demand
 accounts.........................    74,181             --     58,704             --     46,167             --
                                    --------           ----   --------           ----   --------           ----
  Totals..........................  $363,294           4.04%  $309,767           4.28%  $242,366           4.27%
                                    ========           ====   ========           ====   ========           ====

  The following table shows the amount and maturity of certificates of deposit that had balances of $100,000 or more and the percentage of the total for each maturity.

                                                   AS OF DECEMBER 31,
                                  ----------------------------------------------------
                                        1998              1997              1996
                                  ----------------  ----------------  ----------------
                                                   (DOLLARS IN THOUSANDS)
Three months or less..........    $10,518   17.71%  $11,710   21.00%  $11,654   22.09%
Three through twelve months...     42,663   71.84    33,096   59.35    34,764   65.90
Over twelve months............      6,204   10.45    10,960   19.65     6,333   12.01
                                  -------  ------   -------  ------   -------  ------
  Totals......................    $59,385  100.00%  $55,766  100.00%  $52,751  100.00%
                                  =======  ======   =======  ======   =======  ======

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

    Securities sold under agreements to repurchase totaled $36.7 million, $10.1 million, and $14.0 million at December 31, 1998, 1997, and 1996, respectively. The weighted average interest rate on securities sold under agreements to repurchase was 4.07%, 4.88%, and 5.34% at December 31, 1998, 1997, and 1996,
respectively.

  Securities sold under agreements to repurchase are summarized as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------
                                                        1998          1997          1996
                                                    ------------  ------------  ------------
Balance...........................................  $36,692,999   $10,105,190   $13,928,515
Weighted average interest rate....................         4.07%         4.88%         5.34%
Maximum amount outstanding at any month end.......  $36,692,999   $12,582,073   $13,928,515
Average balance outstanding during the period.....  $20,978,000   $11,213,000   $11,843,000
Weighted average interest rate during the period..         4.53%         4.71%         4.74%

RETURN ON EQUITY AND ASSETS

  The following table shows the return on average assets, return on average equity, dividend payout ratio, and ratio of average equity to average assets, for the periods indicated.

                                          FOR THE YEARS ENDED DECEMBER 31,
                                         -----------------------------------
                                            1998         1997        1996
                                         -----------  ----------  ----------
     Return on average assets..........        0.98%       0.92%       0.72%
     Return on average equity..........       11.29       13.49       11.25
     Dividend payout ratio.............       18.76       15.70       19.81
     Average equity to average assets..        8.65        6.82        6.41

RESULTS OF OPERATIONS--YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

  Overview. The Company's net income increased to $4.2 million from $3.3 million in 1997, and from $2.1 million in 1996. Net interest income increased to $23.4 million in 1998, compared to $19.5 million in 1997, and $16.1 million in 1996. This increase was offset by non-interest expenses that increased to $19.7 million in 1998, compared to $17.4 million in 1997, and $14.6 million in 1996. Income tax expense increased to $2.2 million in 1998, from $1.7 million in 1997, and $1.1 million in 1996.

  Interest Income. Interest income increased to $36.5 million in 1998, from $31.8 million in 1997, and $25.7 million in 1996. This increase was due to an increase in average interest-earning assets. Average interest-earning assets were $391.9 million in 1998, compared to $327.1 million in 1997, and $257.2 million in 1996. Average yield on interest-earning assets decreased to 9.32% in 1998, from 9.71% in 1997, and from 9.99% in 1996. The increase in average interest-earning assets occurred in investment securities, and loans and leases, and was funded by an increase in interest-bearing liabilities. The average balance in investment securities increased to $74.9 million in 1998, from $48.8 million in 1997, and $35.6 million in 1996. The average balance in loans and leases increased to $308.3 million in 1998, from $272.8 million in 1997, and $218.8 million in 1996. The average yield on loans and leases decreased to 10.29% in 1998, from 10.42% in 1997, and from 10.66% in 1996. The decrease in average yields on loans is due to increased competition and the decrease in the prime rate precipitated by the Federal Reserve Bank's interest rate reductions in the fourth quarter of 1998. Because a significant portion of the Company's loans are tied to the prime rate management believes that the average yield on both loans and investment securities will continue to decrease during 1999.

  Interest Expense. Interest expense increased to $13.1 million in 1998, from $12.3 million in 1997, and $9.6 million in 1996. This increase was due to increases in average interest-bearing liabilities. Average interest-bearing liabilities increased to $317.0 million in 1998, from $276.0 million in 1997, and $219.0 million in 1996. The increase in average interest-bearing liabilities was due to an increase in average interest-bearing deposits of $38.0 million, an increase in average short term borrowings of $7.6 million, offset by a decrease in average long-term debt of $4.5 million. The increase in interest-bearing deposits is a result of the Company's success in increasing its market share. The increase in short term borrowings is the result of an increase in securities sold under agreements to repurchase. These are agreements with customers with high dollar short-term balances which the Company invests in like-termed securities. The decrease in long-term debt is the result of the Company calling for redemption of its 7.5% convertible subordinated debentures which were due 2017. All of the debenture holders exercised the conversion privilege resulting in the extinguishment of the debt and the issuance of 823,869 shares of common stock and $12.9 million being added to common equity. The average cost of interest-bearing liabilities decreased to 4.15% in 1998, from 4.45% in 1997, and 4.39% in 1996. The decrease in the average cost of interest-bearing liabilities was the result of decreased rates paid on interest-bearing deposit due to the general decline in interest rates and the Federal Reserve Banks rate reductions in the fourth quarter of 1998. The average cost of deposits decreased to 4.04% in 1998, from 4.28% in 1997, and 4.27% in 1996. The increase in the cost of interest-bearing liabilities in 1997, was primarily due to the increase in average long-term debt.

  Net Interest Income. Net interest income increased to $23.4 million in 1998, from $19.5 million in 1997, and $16.1 million in 1996. This increase was due to increases in average loans and leases of $35.5 million and average investment securities of $26.1 million. Net interest margin was virtually unchanged at 5.97% in 1998, from 5.96% in 1997. While the margin was mostly unchanged in 1998 from 1997 the average yield on interest earning assets decreased to 9.32% in 1998, from 9.71% in 1997, and the cost of interest-bearing liabilities decreased to 4.15% in 1998, from 4.45% in 1997, as a result of general decrease in interest rates and the Federal Reserve Bank Board's interest rate reductions in the fourth quarter of 1998. The Company's net interest margin for the fourth quarter of 1998 was 5.81% compared to 6.01% for the fourth quarter of 1997. The net interest margin decreased in 1997 from 6.25% in 1996, as a result of decreased average yields on loans and leases, increased cost of interest-bearing liabilities, and the increase in the ratio of investment securities to loans and leases. Management believes that any additional rate reductions will depress the net interest margin further.

  Provision for Loan and Lease Losses. The provision for loan and lease losses increased to $2.3 million in 1998, from $1.5 million in 1997, and $1.2 million in 1996. This increase was necessitated by the increase in loans and leases outstanding and increased charge-offs. Management anticipates growth in the provision for loan and lease losses at least proportional to loan and lease growth. Charge-offs net of recoveries of loans and leases were $1.7 million in 1998, $768,000 in 1997, and $572,000 in 1996. The percentage of total charge-offs to average loans and leases was 0.56% in 1998 and 0.28% in 1997.

  Non-interest Income. Non-interest income was $5.1 million in 1998, compared to $4.5 million in 1997, and $2.9 million in 1996. The increase for 1998 from 1997 was due to increased service charges on deposit accounts, resulting from increased deposits, increased credit card merchant fees, off-set by a reduction in operating lease income. The increase for 1997 from 1996 was due to increased service charges on deposit accounts, increased rental income from operating leases, and increased credit card merchant fees. Service charges on deposit accounts were $1.7 million in 1998, $1.5 million in 1997, and $1.1 million in 1996. Rental income from operating leases was $821,000 in 1998, and $1.0 million in 1997. The decrease in operating lease income was the result of leases classified as operating leases maturing or being paid off early, while new lease volume was in leases classified as loans. Credit card transaction income was $1.3 million in 1998, $1.2 million in 1997, and $797,000 in 1996.

  Non-interest Expense. Non-interest expense increased to $19.7 million in 1998, from $17.4 million in 1997, and $14.6 million in 1996. This increase was due largely to increases in salaries and employee benefits, occupancy, equipment, and marketing expense as a result of the Company's growth. Salaries and employee benefits increased to $8.9 million in 1998, from $7.5 million in 1997, and $6.4 million in 1996. Occupancy expense increased to $2.3 million in 1998, from $2.1 million in 1997, and $1.9 million in 1996. Equipment expense increased to $1.5 million in 1998, from $1.2 million in 1997, and $1.1 million in 1996. Marketing expense increased to $856,000 in 1998, compared to $760,000 in 1997, and $637,000 in 1996. The increases in salary and occupancy expense are due to growth in assets and deposits. The growth in marketing expense is a result of the Company's efforts to capture market share and capitalize on the opportunity to do so as a result of acquisitions of banks with New Mexico operations by companies outside New Mexico.

  Management anticipates that non-interest expense will continue to increase with additional growth. The Company also has plans to open two new branch locations in 1999, one late in the first quarter, and one early in the third quarter. The addition of these new branches will cause non-interest expense to rise in 1999.

     Income Tax Expense. Income tax expense increased to $2.2 million in 1998, from $1.7 million in 1997, and $1.1 million in 1996. In 1998, the Company began paying state income taxes in New Mexico to which it was not subject in previous years due to state tax net operating loss carry-forwards. Management anticipates that the Company's marginal tax rate will be slightly higher in 1999.

LIQUIDITY AND SOURCES OF FUNDS

  The Company's primary sources of funds are customer deposits, loan and lease repayments. These funds are used to make loans and leases, acquire investment securities and other assets, and fund continuing operations. Scheduled loan and lease repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan and lease prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not a relatively stable source of funds. Deposits of the Company increased to $409.0 million at December 31, 1998, from $345.6 million at December 31, 1997. Growth in deposits has occurred primarily as a result of the Company's efforts to increase market share by taking advantage of market dislocations caused by the acquisition of local competitors and growth in the economy of the Company's trade area.

  Net loans of the Company increased to $331.1 million at December 31, 1998, from $285.1 million as of December 31, 1997. During 1998, real estate loans increased by $19.8 million, leases increased by $17.1 million, commercial loans increased by $8.5 million, and consumer loans increased by $1.3 million. The increase in loans is due to the Company's successful efforts to increase its market share by taking advantage of market dislocations caused by the acquisition of local competitors and growth in the economy of the Company's market area.

  Management anticipates that the Company will continue to rely primarily on customer deposits and loan and lease repayments, as well as retained earnings, to provide liquidity and will use funds so provided primarily to make loans and leases and to purchase securities. The Company believes that its customer deposits provide a strong source of liquidity because of the high percentage of core deposits. Borrowings are used to compensate for reductions in other sources of funds. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets. The sources of such borrowings are federal funds sold, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank ("FHLB.")

CAPITAL RESOURCES

  The Company's total stockholders' equity increased to $44.1 million at December 31, 1998, from $27.7 million at December 31, 1997. Of the $16.4 million increase, $4.2 million was produced by earnings and $12.9 million was produced by the conversion of the 7.5% convertible subordinated debentures. This increase was partially offset by dividend payments of $790,000. Management currently intends to continue to retain a major portion of the Company's earnings to support anticipated growth. As of December 31, 1998, the Company and First State Bank met the fully phased-in regulatory capital requirements as further disclosed in note 10 to the consolidated financial statements.

IMPACT OF INFLATION

  The consolidated financial statements and related financial data and notes presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

  Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general price levels.

YEAR 2000

  The Company began its Year 2000 planning and evaluation process in 1997. Early on, the awareness stage was completed by management and the Board of Directors. The various systems (hardware and software) of the Company have been assigned into the various categories of critical, essential and moderate importance. The assessment stage is essentially complete for the critical and essential systems and substantially complete for the systems of moderate importance.

  All of the Company's systems are provided by third party vendors, with only very minor programming changes made internally. Sixteen systems have been identified as critical to the Company's daily processing. Of those, thirteen have been certified by the provider to be Year 2000 compliant, while one has been certified by the provider to not be date sensitive. The other two critical systems have been determined by Company personnel to not be date sensitive. Twenty-seven systems have been identified as essential to the Company's daily operations. Twenty-six of the essential systems have been certified by the provider as being Year 2000 compliant. One essential system is scheduled for full compliance by March 1999. One other system previously considered essential was down graded and is now considered of moderate importance, with a reasonable alternative process which can easily be done manually.

  The Company's Year 2000 testing began in the second quarter of 1998 and is progressing on schedule to be complete by March 31, 1999, with critical system testing scheduled to be complete by March 31, 1999. To date, no significant problems have been encountered in the testing process.

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

  The direct costs to date of the Company's Year 2000 effort have totaled approximately just under $200,000. These include allocated salary costs of approximately $59,000 and equipment costs of approximately $120,000. There are indirect costs related to significant amounts of time being spent by existing Company personnel, for development of test plans, test scripts, and for actual testing. Most of this time is spent as part of their normal job responsibilities, with no additional direct cost incurred.

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

  The Company is developing contingency plans which are anticipated to be completed by June 30, 1999. These plans include plans for replacement of non-compliant systems, other processing alternatives, and liquidity matters.

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

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
First State Bancorporation:

  We have audited the accompanying consolidated balance sheets of First State Bancorporation and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First State Bancorporation and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                       KPMG LLP

Albuquerque, New Mexico
January 28, 1999

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                        AS OF DECEMBER 31,
                                                                                    --------------------------
                                                                                        1998          1997
                                                                                    ------------  ------------
                                               ASSETS
Cash and due from banks (note 2)..................................................  $ 18,093,685  $ 20,999,596
Federal funds sold................................................................            --    11,000,000
                                                                                    ------------  ------------
            Total cash and cash equivalents.......................................    18,093,685    31,999,596
Investment securities (note 3):
     Available for sale (at market, amortized cost of $61,105,643 and
       $46,212,050 at December 31, 1998 and 1997).................................    61,147,174    46,274,195
     Held to maturity (at amortized cost, market of $60,932,276 and
       $15,291,473 at December 31, 1998 and 1997).................................    60,957,141    15,235,174
                                                                                    ------------  ------------
           Total investment securities............................................   122,104,315    61,509,369
Loans and leases net of unearned interest (note 4)................................   335,019,140   288,368,847
Less allowance for loan and lease losses..........................................     3,874,688     3,279,457
                                                                                    ------------  ------------
           Net loans and leases...................................................   331,144,452   285,089,390
Premises and equipment, net (note 5)..............................................    14,791,656    14,056,096
Accrued interest receivable.......................................................     2,513,957     2,278,376
Other real estate owned...........................................................       697,204     1,327,192
Goodwill, less accumulated amortization of $922,335 and $818,129 at
       December 31, 1998 and 1997.................................................       673,469       777,675
Other assets......................................................................     3,635,623     4,006,630
                                                                                    ------------  ------------
           Total assets...........................................................  $493,654,361  $401,044,324
                                                                                    ============  ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits (note 6):
         Non-interest-bearing.....................................................  $ 87,246,490  $ 72,773,120
         Interest-bearing.........................................................   321,774,705   272,817,577
                                                                                    ------------  ------------
           Total deposits.........................................................   409,021,195   345,590,697
     Securities sold under agreements to repurchase (note 7)......................    36,692,999    10,105,190
     Other liabilities............................................................     2,590,480     2,597,599
     Long-term debt (note 7)......................................................     1,195,569    15,036,463
                                                                                    ------------  ------------
            Total liabilities.....................................................   449,500,243   373,329,949
Stockholders' equity (note 10):
     Preferred stock, no par value, 1,000,000 shares authorized, none issued or
       outstanding................................................................            --            --
     Common stock, no par value, 20,000,000 shares authorized, 3,418,741 and
       2,583,867 issued and outstanding at December 31, 1998 and 1997.............    29,107,146    16,075,878
     Retained earnings............................................................    15,019,562    11,597,484
     Accumulated other comprehensive gains -
       Unrealized gains on investment securities (notes 1, 3 and 9)...............        27,410        41,013
                                                                                    ------------  ------------
           Total stockholders' equity.............................................    44,154,118    27,714,375
Commitments and contingencies (note 12)...........................................            --            --
                                                                                    ------------  ------------
           Total liabilities and stockholders' equity.............................  $493,654,361  $401,044,324
                                                                                    ============  ============

         See accompanying notes to consolidated financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEARS ENDED DECEMBER 31,
                                                                       -------------------------------------
                                                                          1998         1997         1996
                                                                       -----------  -----------  -----------
Interest income:
     Interest and fees on loans and leases...........................  $31,736,094  $28,428,332  $23,322,817
     Interest on marketable securities:
          Taxable....................................................    4,174,411    2,864,591    2,015,497
          Nontaxable.................................................      168,286      171,982      197,736
     Federal funds sold..............................................      463,225      300,387      145,246
                                                                       -----------  -----------  -----------
          Total interest income......................................   36,542,016   31,765,292   25,681,296
Interest expense:
     Deposits........................................................   11,677,836   10,757,772    8,375,055
     Short-term borrowings (note 7)..................................      953,412      660,887      855,443
     Long-term debt and capital leases...............................      510,257      853,979      386,120
                                                                       -----------  -----------  -----------
          Total interest expense.....................................   13,141,505   12,272,638    9,616,618
                                                                       -----------  -----------  -----------
          Net interest income........................................   23,400,511   19,492,654   16,064,678
Provision for loan and lease losses (note 4).........................    2,322,000    1,536,597    1,231,403
                                                                       -----------  -----------  -----------
          Net interest income after provision for loan and lease

           losses....................................................   21,078,511   17,956,057   14,833,275
                                                                       -----------  -----------  -----------
Other income:
     Service charges on deposit accounts.............................    1,736,309    1,451,666    1,138,239
     Other banking service fees......................................      352,971      231,388      129,640
     Credit card transaction fees....................................    1,275,674    1,154,511      797,224
     Operating lease income..........................................      820,915    1,018,944      286,090
     Gain on call or sale of investment securities, net..............           --           --       10,156
     Check imprint income............................................      466,021      400,156      328,704
     Other...........................................................      401,150      218,285      244,464
                                                                       -----------  -----------  -----------
          Total other income.........................................    5,053,040    4,474,950    2,934,517
                                                                       -----------  -----------  -----------
Other expenses:
     Salaries and employee benefits..................................    8,919,743    7,505,937    6,388,350
     Occupancy.......................................................    2,252,850    2,106,871    1,854,447
     Data processing.................................................      761,459      635,276      698,228
     Credit card interchange.........................................      724,584      688,986      504,179
     Equipment.......................................................    1,502,127    1,224,517    1,113,365
     Leased equipment depreciation...................................      572,522      660,368      148,470
     Legal, accounting, and consulting...............................      559,574      426,510      454,090
     Marketing.......................................................      856,035      759,830      636,704
     Supplies........................................................      385,903      393,446      356,969
     Other real estate owned.........................................      124,688      256,137       65,496
     FDIC insurance premiums.........................................       41,515      119,740        2,000
     Amortization of intangibles.....................................      104,206      190,755      185,286
     Check imprint expense...........................................      400,484      350,992      269,368
     Other...........................................................    2,468,121    2,106,927    1,913,811
                                                                       -----------  -----------  -----------
          Total other expenses.......................................   19,673,811   17,426,292   14,590,763
                                                                       -----------  -----------  -----------
Income before income taxes...........................................    6,457,740    5,004,715    3,177,029
Income tax expense (note 9)..........................................    2,245,356    1,674,347    1,115,892
                                                                       -----------  -----------  -----------
Net income...........................................................  $ 4,212,384  $ 3,330,368  $ 2,061,137
                                                                       ===========  ===========  ===========
Earnings per share (note 1):
     Basic earnings per share........................................  $      1.36  $      1.35  $      1.02
                                                                       ===========  ===========  ===========
     Diluted earnings per share......................................  $      1.28  $      1.21  $      0.90
                                                                       ===========  ===========  ===========

         See accompanying notes to consolidated financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                       1998       1997        1996
                                                       ----       ----        ----
Net income......................................   $4,212,384  $3,330,368  $2,061,137

Other comprehensive loss, net of tax-
Unrealized holding losses on securities
available for sale arising during period........      (13,603)     (4,932)    (70,027)
                                                   ----------   ---------  ----------
Total comprehensive income......................   $4,198,781  $3,325,436  $1,991,110
                                                   ==========   =========  ==========

          See accompanying notes to consolidated financial statements

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                                             ---------------------------------------------
                                                                                            ACCUMULATED
                                                     COMMON       COMMON                      OTHER           TOTAL
                                                     STOCK        STOCK       RETAINED    COMPREHENSIVE    STOCKHOLDERS'
                                                     SHARES       AMOUNT      EARNINGS        GAINS           EQUITY
                                                     -----        ------      --------        -----           ------
Balance at December 31, 1995......................  1,962,067  $ 9,864,598  $ 7,445,338   $    115,972     $ 17,425,908
    Net income....................................         --           --    2,061,137             --        2,061,137
    Dividends ($0.20) per share...................         --           --     (408,489)            --         (408,489)
    Common shares issued from
      exercise of options (note 10)...............     19,600       98,196           --             --           98,196
    Common shares issued pursuant to
      conversion of subordinated
      debentures (note 7).........................    186,838    1,888,224           --             --        1,888,224
    Common shares issued in employee
      benefit plan................................      3,852       55,563           --             --           55,563
    Net change in market value....................         --           --           --        (70,027)         (70,027)
                                                    ---------  -----------  -----------   ------------     ------------
Balance at December 31, 1996......................  2,172,357   11,906,581    9,097,986         45,945       21,050,512
                                                    ---------  -----------  -----------   ------------     ------------
    Net income....................................         --           --    3,330,368             --        3,330,368
    Dividends ($0.21) per share...................         --           --     (522,870)            --         (522,870)
    Common shares issued from exercise of
      options (note 10)...........................     43,000      389,581           --             --          389,581

    Common shares issued pursuant to
      conversion of subordinated
      debentures (note 7).........................    359,285    3,675,078           --             --        3,675,078
    Common shares issued in employee
      benefit plan................................      8,146       84,765           --             --           84,765

    Common shares issued pursuant to
      dividend reinvestment plan..................      1,079       19,873           --             --           19,873

    Redemption of warrants (note 10)..............         --           --     (308,000)            --         (308,000)
    Net change in market value....................         --           --           --         (4,932)          (4,932)
                                                    ---------  -----------  -----------   ------------     ------------
Balance at December 31, 1997......................  2,583,867   16,075,878   11,597,484         41,013       27,714,375
                                                    ---------  -----------  -----------   ------------     ------------
    Net income....................................         --           --    4,212,384             --        4,212,384
    Dividends ($0.25) per share...................         --           --     (790,306)            --         (790,306)
    Common shares issued from exercise of
      options (note 10)...........................      5,550       58,690           --             --           58,690

    Common shares issued pursuant to
      conversion of subordinated
      debentures (note 7).........................    823,869   12,856,028           --             --       12,856,028
    Common shares issued in employee
      benefit plan................................      3,653       76,563           --             --           76,563

    Common shares issued pursuant to
      dividend reinvestment plan..................      1,802       39,987           --             --           39,987

    Net change in market value....................         --           --           --       ($13,603)        ($13,603)
                                                    =========  ===========  ===========   ============     ============
Balance at December 31, 1998......................  3,418,741  $29,107,146  $15,019,562   $     27,410     $ 44,154,118
                                                    =========  ===========  ===========   ============     ============

         See accompanying notes to consolidated financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               YEARS ENDED DECEMBER 31,
                                                                                               ------------------------
                                                                                          1998           1997           1996
                                                                                          ----           ----           ----
Operating activities:
 Net income........................................................................  $   4,212,384   $  3,330,368   $  2,061,137
                                                                                     -------------   ------------   ------------
 Adjustments to reconcile net income to cash provided by operating activities:
  Provision for loan and lease losses..............................................      2,322,000      1,536,597      1,231,403
  Provision for decline in value of other real estate owned........................         22,550         85,500         12,500
  Depreciation and amortization....................................................      2,338,102      2,335,490      1,595,687
  Net gain on call or sale of investment securities................................             --             --        (10,156)
  Net gain on sale of premises and equipment.......................................             --        (56,737)            --
  Net loss on sales of other real estate owned.....................................             --         16,327         20,294
  Increase in accrued interest receivable..........................................       (235,581)      (276,698)      (557,115)
  (Increase) decrease in other assets, net.........................................       (670,266)    (1,765,981)        62,334
  Increase (decrease) in other liabilities, net....................................         (7,119)       437,623        366,191
                                                                                     -------------   ------------   ------------
    Total adjustments..............................................................      3,769,686      2,312,121      2,721,138
                                                                                     -------------   ------------   ------------
    Net cash provided by operating activities......................................      7,982,070      5,642,489      4,782,275
                                                                                     -------------   ------------   ------------
Cash flows from investing activities:
 Net increase in loans.............................................................    (48,382,496)   (39,591,220)   (68,626,889)
 Purchases of investment securities carried at amortized cost......................    (53,564,809)    (4,500,000)   (14,877,176)
 Maturities of investment securities carried at amortized cost.....................     38,738,500      8,825,000     10,750,000
 Purchases of investment securities carried at market..............................   (296,200,753)   (40,995,968)    (6,243,339)
 Maturities of investment securities carried at market.............................    250,568,000     15,725,000      7,890,000
 Sales of investment securities available for sale.................................             --             --        500,156
 Purchases of premises and equipment...............................................     (3,021,014)    (2,320,692)    (5,803,732)
 Sales of premises and equipment...................................................             --        812,737      2,537,649
 Additions to other real estate owned..............................................        (50,539)            --       (245,312)
 Payments received on loans classified as other real estate owned..................             --         12,890          1,518
 Proceeds from sale of other real estate owned.....................................        662,784      1,301,686        555,156
                                                                                     -------------   ------------   ------------
    Net cash used in investing activities..........................................   (111,250,327)   (60,730,567)   (73,561,969)
                                                                                     -------------   ------------   ------------
Cash flows from financing activities:
 Net increase in interest-bearing deposits.........................................     48,957,128     47,503,101     48,494,253
 Net increase in non-interest-bearing deposits.....................................     14,473,370     20,734,273     10,012,202
 Net increase (decrease) in securities sold under agreements to repurchase.........     26,587,809     (3,823,325)     5,015,042
 Common stock issued...............................................................        175,240        494,219        153,759
 Proceeds from Federal Home Loan Bank borrowings...................................             --      9,153,500      8,970,000
 Payments on Federal Home Loan Bank borrowings.....................................             --    (14,123,500)    (4,000,000)
 Dividends paid....................................................................       (790,306)      (522,870)      (408,489)
 Issuance of long-term debt........................................................             --     13,800,000             --
 Payments on long-term debt........................................................        (40,895)       (31,656)       (32,407)
 Federal funds purchased, net......................................................             --     (1,500,000)     1,500,000
 Redemption of put warrants........................................................             --       (308,000)            --
                                                                                     -------------   ------------   ------------
    Net cash provided by financing activities......................................     89,362,346     71,375,742     69,704,360
                                                                                     -------------   ------------   ------------
 Increase (decrease) in cash and cash equivalents..................................    (13,905,911)    16,287,664        924,666
Cash and cash equivalents at beginning of year.....................................     31,999,596     15,711,932     14,787,266
                                                                                     -------------   ------------   ------------
Cash and cash equivalents at end of year...........................................  $  18,093,685   $ 31,999,596   $ 15,711,932
                                                                                     =============   ============   ============
Supplemental disclosure of additional noncash investing and financing activities:
  Additions to other real estate owned in settlement of loans......................  $      96,313   $  1,381,101   $    988,783
  Additions to loans in settlement of other real estate owned......................         74,387             --             --
  Issuance of long-term debt for purchase of premises and equipment................             --   $  1,050,000             --
  Issuance of common stock pursuant to conversion of subordinated debentures,
     net (note 7)..................................................................  $  12,856,028   $  3,675,078   $  1,888,224
                                                                                     =============   ============   ============

Supplemental disclosure of cash flow information:
  Cash paid for interest...........................................................  $  13,351,761   $ 12,047,450   $  9,426,618
                                                                                     =============   ============   ============
  Cash paid for income taxes.......................................................  $   2,190,000   $  1,983,000   $  1,010,000
                                                                                     =============   ============   ============

         See accompanying notes to consolidated financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

   (a) Organization, Basis of Presentation and Principles of Consolidation

     First State Bancorporation ("FSNM") is a New Mexico-based holding company that is focused on New Mexico markets. In 1988, FSNM acquired First State Bank of Taos ("FSBT"). In December 1993, FSNM acquired First State Bank of Santa Fe ("the Santa Fe Bank"). On June 5, 1994, the Santa Fe Bank was merged into FSBT. As a result of the merger, FSNM purchased the interest of the minority stockholders of the Santa Fe Bank. FSBT is a state chartered bank with locations in Taos, Albuquerque, Santa Fe, Rio Rancho, Los Lunas, Bernalillo, Placitas, Questa, and Moriarty, New Mexico. First State Bancorporation and its wholly owned subsidiary FSBT are collectively referred to as "the Company."

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

     Management believes that the estimates and assumptions it uses to prepare the financial statements, particularly as they relate to the allowances for losses on loans and leases, and real estate owned, are adequate. However, future additions to these allowances may be necessary based on changes in economic conditions. Further, regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans and leases, and real estate owned and may require the Company to recognize additions to these allowances based on their judgments about information available to them at the time of their examinations.

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

   (c) Loans, Leases, and Allowance for Loan and Lease Losses

     Interest on loans is recognized as income based upon the daily principal amount outstanding. Interest on non-accrual loans is recognized as income when the loan is returned to accrual status. When a loan is placed on non-accrual, any uncollected interest accrued in the current year is charged against income, with prior years' accruals charged to the allowance for loan and lease losses unless in management's opinion the loan is well secured and in the process of collection. Interest accrued on loans is discontinued in most instances when a loan becomes 90 days past due and/or management believes the borrower's financial condition is such that collection of future principal and interest payments is doubtful. Loans are removed from non-accrual status when they become current as to both principal and interest, and concern no longer exists as to the collectibility of principal or interest.

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

  (e) Intangible Assets

     The excess of cost over the fair value of the net assets of acquired banks is recorded as goodwill, which is amortized on a straight-line basis over a period of 15 years. Core deposit intangibles are amortized over a 10-year period using the straight-line method. At December 31, 1998 and 1997, unamortized core deposit intangibles included in other assets in the accompanying financial statements, totaled zero and $28,916, respectively.

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

  (i) Earnings per Common Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). FAS 128 requires the computation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). Diluted earnings per share is calculated by increasing the basic earnings per share denominator by the number of additional common shares that would have been outstanding if dilutive potential common shares for options, warrants, and convertible debentures had been issued and increasing the basic earnings per share numerator by the after tax amount of interest and amortization associated with the convertible debentures. FAS 128 is effective for years ended after December 31, 1997, and is required to be applied retroactively upon adoption. All previous periods have been restated to conform to the requirements of FAS 128. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share.

                                                            YEARS ENDED DECEMBER 31,
                                                            ------------------------
                                         1998                                 1997                                1996
                          ----------------------------------------------------------------------------------------------------------
                              Income      Shares    Per Share    Income      Shares     Per Share   Income       Shares    Per Share
                          (Numerator) (Denominator)  Amount   (Numerator) (Denominator)  Amount   (Numerator) (Denominator)  Amount
                          ----------- -------------  ------   ----------- -------------  ------   ----------- -------------  ------
Basic EPS:
 Net income available
  to common stockholders.. $4,212,384   3,096,073    $1.36     $3,330,368    2,465,195   $1.35     $2,061,137   2,026,428    $1.02
                                                     =====                               =====                               =====

Effect of dilutive
securities:...............
  Options.................         --      95,329                      --       78,429                     --      66,418
  Warrants................         --          --                      --        7,450                     --       8,862
  Convertible debentures..    276,436     318,356                 540,258      652,010                295,876     503,574
                           ----------   ---------              ----------    ---------             ----------   ---------
Diluted EPS:
 Net income available to
  common stockholders plus
  interest on convertible
  debentures.............. $4,488,820   3,509,758    $1.28     $3,870,626    3,203,084   $1.21     $2,357,013   2,605,282    $0.90
                           ==========   =========    =====     ==========    =========   =====     ==========   =========    =====

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

  (k) Reclassifications

     Certain previous period balances have been reclassified to conform to the 1998 presentation.

  (l) Reporting Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130). FAS 130 requires disclosure in the financial

                   FIRST STATE BANCORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

statements of comprehensive income that encompasses earnings and those items currently required to be reported directly in the equity section of the balance sheet, such as unrealized gains and losses on available-for-sale securities. Management has adopted the provisions of FAS 130 effective January 1, 1998, and all previous periods have been restated to conform to the provisions of FAS 130.

  (m) Accounting Standards Issued but not yet Adopted

     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in the contracts, and for hedging activities. This Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The impact of FAS 133 is not expected to be material in relation to the consolidated financial statements.

2. CASH AND DUE FROM BANKS

     First State Bank is required to maintain certain daily reserve balances on hand in accordance with Federal Reserve Board requirements. The consolidated reserve balances maintained in accordance with these requirements were approximately $714,000 and $9,415,000 at December 31, 1998 and 1997,
respectively.

3. INVESTMENT SECURITIES

     Following is a summary of amortized costs and approximate market values of investment securities:

                                                                                   GROSS          GROSS        ESTIMATED
                                                                  AMORTIZED      UNREALIZED     UNREALIZED       MARKET
                                                                    COST           GAINS          LOSSES         VALUE
                                                                    ----           -----          ------         -----
As of December 31, 1998
    Obligations of the U.S. Treasury:
         Available for sale..............................      $  3,997,878      $ 27,122            --     $  4,025,000
         Held to maturity................................         1,643,816        10,898           247        1,654,467
    Obligations of U.S. government agencies:
         Available for sale..............................        55,407,515       111,930        97,521       55,421,924
         Held to maturity................................        54,331,503         1,170        87,765       54,244,908
    Obligations of states and political subdivisions--
         Held to maturity................................         4,981,822        70,416        19,337        5,032,901
    Federal Home Loan Bank stock.........................         1,239,300            --            --        1,239,300
    Federal Reserve Bank stock...........................           460,950            --            --          460,950
                                                               ------------      --------      --------     ------------
                                                               $122,062,784      $221,536      $204,870     $122,079,450
                                                               ============      ========      ========     ============
As of December 31, 1997
    Obligations of the U.S. Treasury:
         Available for sale..............................      $ 10,867,133      $ 28,563      $    458     $ 10,895,238
         Held to maturity................................         2,090,535        16,121            --        2,106,656
    Obligations of U.S. government agencies:
         Available for sale..............................        33,408,867        49,239        15,199       33,442,907
         Held to maturity................................         9,999,106        14,062        36,930        9,976,238
    Obligations of states and political subdivisions--
         Held to maturity................................         3,145,533        63,466           420        3,208,579
    Federal Home Loan Bank stock.........................         1,475,100            --            --        1,475,100
    Federal Reserve Bank stock...........................           460,950            --            --          460,950
                                                               ------------      --------      --------     ------------
                                                               $ 61,447,224      $171,451      $ 53,007     $ 61,565,668
                                                               ============      ========      ========     ============

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

    The amortized cost and estimated market value of investment securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                  ESTIMATED
                                    AMORTIZED       MARKET
                                      COST          VALUE
                                  ------------   ------------
Within one year:
  Available for sale...........    $  3,997,878  $  4,025,000
  Held to maturity.............      53,280,754    53,208,107
One through five years:
  Available for sale...........      47,467,654    47,514,262
  Held to maturity.............       4,203,636     4,233,618
Five through ten years:
  Available for sale...........       7,939,861     7,907,662
  Held to maturity.............       2,417,751     2,435,551
After ten years -
  Held to maturity.............       1,055,000     1,055,000
Federal Reserve Bank stock.....         460,950       460,950
Federal Home Loan Bank stock...       1,239,300     1,239,300
                                   ------------  ------------
        Total..................    $122,062,784  $122,079,450
                                   ============  ============

  Marketable securities with an amortized cost of approximately $104,630,000 and $56,515,000 were pledged to collateralize deposits as required by law and for other purposes at December 31, 1998 and 1997, respectively.

  Proceeds from sales of investments in debt securities for the years ended December 31 were zero in 1998, zero in 1997, and $500,156 in 1996. Gross losses realized were zero in 1998, zero in 1997, and zero in 1996. Gross gains realized were zero in 1998, zero in 1997, and $156 in 1996. The Company calculates gain or loss on sale of securities based on the specific identification method.

4. LOANS AND LEASES

  Following is a summary of loans and leases by major categories:

                                 AS OF DECEMBER 31,
                             --------------------------
                                 1998          1997
                             ------------  ------------
Commercial.................  $ 53,941,596  $ 45,479,576
Consumer and other.........    18,089,867    16,809,338
Lease financing............    47,650,734    30,587,116
Real estate--mortgage......   167,979,538   153,550,262
Real estate--construction..    47,357,405    41,942,555
                             ------------  ------------
       Total...............  $335,019,140  $288,368,847
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

  Future minimum lease receivables under noncancellable leasing arrangements as of December 31, 1998 are as follows:

                                                   DIRECT
                                                 FINANCING    OPERATING
                                                   LEASES       LEASES
                                                ------------  ----------
Years ending December 31:
  1999  ....................................    $14,328,899   $  642,141
  2000  ....................................     13,091,139      565,767
  2001  ....................................      9,765,796      380,721
  2002  ....................................      5,836,446      119,390
  2003  ....................................      3,788,812       43,808
  Thereafter  ..............................        469,067           --
                                                -----------   ----------
Net minimum future lease receipts  .........     47,280,159   $1,751,827
                                                              ==========
Less unearned income  ......................     (8,353,927)
Unamortized initial indirect costs  ........        388,110
Estimated residual value  ..................      8,336,392
                                                -----------
Net investment in direct financing leases...    $47,650,734
                                                ===========

  Following is a summary of changes to the allowance for loan and lease losses:

                                             YEARS ENDED DECEMBER 31,
                                      --------------------------------------
                                          1998         1997         1996
                                      ------------  -----------  -----------
Balance at beginning of year ......   $ 3,279,457    $ 2,510,155    $ 1,850,605
Provision charged to operations ...     2,322,000      1,536,597      1,231,403
Loans and leases charged-off ......    (1,921,440)      (972,047)      (753,512)
Recoveries ........................       194,671        204,752        181,659
                                      -----------    -----------    -----------
Balance at end of year ............   $ 3,874,688    $ 3,279,457    $ 2,510,155
                                      ===========    ===========    ===========

  The recorded investment in loans which are considered impaired under the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by the Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," was $6,262,498 at December 31, 1998, $3,122,765 at December 31, 1997, and $1,057,802 at December 31, 1996. The
average investment in loans for which impairment has been recognized was $5,452,000 in 1998 and $2,090,000 in 1997. The allowance for loan losses related to these loans was $96,000 at December 31, 1998, $395,000 at December 31, 1997, and zero at December 31, 1996. The allowance for impaired loans is included in the allowance for loan and lease losses. Interest income recognized on impaired loans was zero in 1998, $6,218 in 1997, and $18,293 in 1996.

  Loans on which the accrual of interest has been discontinued amounted to $6,262,498, $3,122,765, and $946,408 at December 31, 1998, 1997, and 1996,
respectively. If interest on such loans had been accrued, such income would have been approximately $409,000 in 1998, $144,978 in 1997, and $12,000 in 1996.
Actual interest income on those loans, which is recorded only when received, amounted to zero in 1998, $6,218 in 1997, and zero in 1996.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

  Activity during 1998 and 1997 regarding outstanding loans to certain related-party loan customers of the subsidiary bank's (executive officers, directors and principal shareholders of First State Bank including their families and companies in which they are principal owners) was as follows:

                                         1998          1997
                                      -----------  ------------
Balance at beginning of year........  $1,180,868   $ 1,946,119
Advances............................     268,488       532,085
Loans to parties no longer related..          --      (163,869)
Repayments..........................    (292,288)   (1,133,467)
                                      ----------   -----------
Balance at end of year..............  $1,157,068   $ 1,180,868
                                      ==========   ===========

5. PREMISES AND EQUIPMENT

    Following is a summary of premises and equipment, at cost:

                                                    ESTIMATED
                                                      USEFUL         AS OF DECEMBER 31,
                                                                 --------------------------
                                                   LIFE (YEARS)      1998          1997
                                                   ------------  ------------  ------------
Land.............................................         --       2,484,977   $ 1,959,655
Building and leasehold improvements..............      15-30       9,945,070     8,650,082
Equipment........................................          5       6,572,889     5,591,891
Equipment subject to operating lease financing:..        3-5
     Transportation..............................                  1,292,624     1,600,000
     Construction................................                  1,729,535     1,296,797
     Other.......................................                    352,861       814,534
Assets under capital leases......................          5              --        78,781
                                                                 -----------   -----------
                                                                  22,377,956    19,991,740
Less accumulated depreciation and amortization...                 (7,586,300)   (5,935,644)
                                                                 -----------   -----------
                                                                 $14,791,656   $14,056,096
                                                                 ===========   ===========

  Depreciation and amortization expense on premises and equipment in 1998, 1997, and 1996 was $2,040,832, $1,911,497, and $1,331,147, respectively.

6. DEPOSITS

  Following is a summary of interest-bearing deposits:

                                          AS OF DECEMBER 31,
                                      --------------------------
                                          1998          1997
                                      ------------  ------------
Interest-bearing checking accounts..  $ 86,340,829  $ 69,566,283
Money market savings................    53,195,823    47,223,074
Regular savings.....................    36,992,637    21,231,515
Time:
  Denominations $100,000 and over...    61,197,296    55,766,974
  Denominations under $100,000......    84,048,120    79,029,731
                                      ------------  ------------
                                      $321,774,705  $272,817,577
                                      ============  ============

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

7. BORROWINGS

 Securities sold under agreements to repurchase

  Securities sold under agreements to repurchase are comprised of customer deposit agreements with overnight maturities. The obligations are not federally insured but are collateralized by a security interest in U.S. Treasury or U.S. government agency securities. These securities are segregated and safekept by third-party banks. These securities had a market value of $36,692,999 and $10,105,190, at December 31, 1998 and 1997, respectively. Interest expense included in the statement of operations was $947,181, $527,746, and $561,541 for the years ended December 31, 1998, 1997, and 1996.

  Securities sold under agreements to repurchase are summarized as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                        1998          1997
                                                    ------------  ------------
Balance...........................................  $36,692,999   $10,105,190
Weighted average interest rate....................         4.07%         4.88%
Maximum amount outstanding at any month end.......  $36,692,999   $12,582,073
Average balance outstanding during the period.....  $20,978,000   $11,213,000
Weighted average interest rate during the period..         4.53%         4.71%

 Subordinated Debentures

  On April 28, 1998, the Company notified the holders of its 7.5% convertible subordinated debentures due 2017 that the debentures would be called for redemption at 100% of the original principal plus accrued interest on May 29, 1998. The Indenture allowed management to redeem the debentures at par when the Company's common stock closed at 140% of the exercise price ($16.75) for 30 consecutive trading days. As of April 24, 1998 this condition was met. All of the debenture holders exercised the conversion privilege, resulting in 823,869 shares of common stock being issued and $12.9 million being added to common equity.

  On April 30, 1997, the Company called for redemption of its 7% convertible subordinated debentures due November 3, 2003, with a balance of $3,788,000 at December 31, 1996. Prior to the redemption date, $3,773,000 principal amount of the debentures were converted into the Company's common stock at a conversion rate of $10.50 per share or 359,285 shares. The remaining $15,000 were redeemed at 101% of the original principal balance plus accrued interest.

 Federal Home Loan Bank advance

  First State Bank has a note payable to the Federal Home Loan Bank of Dallas included in long-term debt, dated January 30, 1995, with an outstanding balance of $177,394 and $198,594 at December 31, 1998, and 1997, respectively. The note is payable in monthly installments of principal and interest at 8.26% through February 1, 2005.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

Note Payable

  On April 30, 1997, the Company purchased its main banking facility in Taos, New Mexico subject to a real estate contract with an original balance of $1,050,000 which bears interest at 9.50% adjustable every five years through 2017, payable $9,787 monthly. The balance at December 31, 1998, was $1,018,175 with principal payments of $21,648 in 1999, $23,797 in 2000, $26,159 in 2001,
$28,755 in 2002, $31,609 in 2003, and $886,207 thereafter.

8. LEASES

  First State Bank leases certain of its premises and equipment under noncancellable operating leases from unrelated parties. Rent expense for the years ended December 31, 1998, 1997, and 1996, totaled approximately $968,000, $949,000 and $829,000, respectively. Minimum future payments under these leases at December 31, 1998, are as follows:

                                                          YEARS ENDING
                                                          DECEMBER 31,
                                                         --------------
     1999......................................             $ 1,217,262
     2000......................................               1,206,322
     2001......................................               1,180,023
     2002......................................               1,111,391
     2003......................................               1,092,911
     Thereafter................................               7,044,364
                                                            -----------
                                                            $12,852,273
                                                            ===========

9. INCOME TAXES

  Income tax expense (benefit) consisted of the following:

                                               YEARS ENDED DECEMBER 31,
                                        -------------------------------------
                                            1998         1997         1996
                                        -----------  -----------  -----------
    Federal...........................  $2,259,595   $1,905,234   $1,124,780
    State.............................     251,042           --           --
    Deferred..........................    (265,281)    (230,887)      (8,888)
                                        ----------   ----------   ----------
    Total expense.....................  $2,245,356   $1,674,347   $1,115,892
                                        ==========   ==========   ==========

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

  Actual income tax expense from continuing operations differs from the "expected" tax expense for 1998, 1997, and 1996 (computed by applying the U.S. federal corporate tax rate of 34 percent to income from continuing operations before income taxes) as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                           -------------------------------------
                                                              1998         1997         1996
                                                           -----------  -----------  -----------
Computed "expected" tax expense..........................  $2,196,000   $1,702,000   $1,080,000
Increase (reduction) in income taxes resulting from:
  Tax-exempt interest....................................    (185,000)    (119,000)     (76,000)
  State tax..............................................     129,000           --           --
  Amortization of intangibles............................      46,000       48,000       92,000
  Change in valuation allowance for deferred tax assets..          --           --     (120,000)
  Other..................................................      59,356       43,347      139,892
                                                           ----------   ----------   ----------
     Total income tax expense............................  $2,245,356   $1,674,347   $1,115,892
                                                           ==========   ==========   ==========

Components of deferred income tax assets and liabilities are as follows:

                                                               AS OF DECEMBER 31,
                                                             ----------------------
                                                                1998        1997
                                                             ----------  ----------
Deferred tax assets:
  Allowance for loan losses................................  $1,013,935  $  854,506
  Allowance for other real estate owned....................      54,060      58,820
  Depreciation.............................................     234,304     175,946
  Deferred compensation expense............................     143,355      38,564
  Other....................................................      25,928      29,404
                                                             ----------  ----------
     Total gross deferred tax assets.......................   1,471,582   1,157,240
Deferred tax liabilities:
  Leases.............................................           207,931     158,870
  Tax effect of unrealized gains on investment securities..      14,120      21,127
                                                             ----------  ----------
     Total gross deferred tax liabilities..................     222,051     179,997
                                                             ----------  ----------
     Net deferred tax asset................................  $1,249,531  $  977,243
                                                             ==========  ==========

  In order to fully realize the deferred tax asset on the Company's balance sheet at December 31, 1998, of $1,471,582, the Company will need to generate future taxable income of approximately $4,328,000. Based on the Company's historical and current pre-tax income, management believes it is more likely than not that the Company will realize the benefit of the temporary differences prior to the expiration of the carry-forward period and further believes that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate taxable income or any specific level of continuing taxable income.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

10.  STOCKHOLDERS' EQUITY

  At December 31, 1998, under terms of a stock option agreement, an officer of First State Bank has an outstanding option to purchase 6,612 common shares of the Company at a price of $5.01 per share. The options may be exercised at any time and expire on October 12, 2003. The officer exercised 43,000 options for a total of $215,000 in 1997.

  Effective October 5, 1993, the Company adopted the First State Bancorporation 1993 Stock Option Plan, which provides for the granting of options to purchase up to 400,000 shares of the Company's common stock. Exercise dates and prices for the options are set by a committee of the Board of Directors. The plan also provides that options other than those qualifying as incentive stock options may be granted. Vesting of these options is 20% at the date of grant and 20% per year thereafter until fully vested. A summary of options under this plan is as follows:

                                                    `1998                              1997
                                                   -------                             ------
                                                     WEIGHTED AVERAGE                          WEIGHTED AVERAGE
                                                      EXERCISE PRICE                           EXERCISE PRICE
                                                     ----------------                          ----------------
                                          SHARES                               SHARES
                                         -------                               -------
Outstanding at beginning of year......   310,128               $11.64               $198,753         8.40
     Granted..........................        --                   --                114,400        17.17
     Exercised........................    (5,550)               10.63                 (1,400)        8.40
     Forfeited........................    (8,013)               15.14                 (1,625)        8.40
                                         -------               ------               --------        -----
Outstanding at year end...............   296,565               $11.56               $310,128        11.64
                                         =======               ======               ========        =====
Options exercisable at year end.......   227,085               $10.05               $202,692         9.39
                                         =======               ======               ========        =====

  Compensation expense of $308,208, $20,430, and $33,453 was recognized pursuant to the grant of options in 1998, 1997, and 1996. Had the compensation costs been determined consistent with the fair value method of FAS 123 at the grant dates for awards, net income and earnings per common share would have changed to the pro forma amounts indicated below.

  In determining the following pro forma disclosures, the fair value of options granted were estimated as of the grant date using the Black-Scholes option-pricing model assuming a risk free interest rate of 5.50% for 1997 and 5.38% for 1995; dividend yield of 0.98% for 1997 and 1.27% for 1995; expected lives of 5 years for 1997 and 5 years for 1995; and volatility of 40.23% for 1997 and 45.27% for 1995. In June 1998, the Company's shareholders approved the addition of 175,000 options available for grant. Of those options, 78,515 were granted in 1997 subject to that approval. These options were measured at June 6, 1998, assuming a risk free interest rate of 5.43%, dividend yield of 0.86%, expected lives of five years, and volatility of 37.98%

                                    YEARS ENDED DECEMBER 31,
                                    -----------------------
                                  1998        1997        1996
                               ----------  ----------  ----------
Net income:
     As reported...........    $4,212,384  $3,330,368  $2,061,137
     Proforma..............    $4,455,359  $3,107,656  $2,049,599
Basic earnings per share:
     As reported...........    $     1.36  $     1.35  $     1.02
     Proforma..............    $     1.35  $     1.26  $     1.01
Diluted earnings per share:
     As reported............   $     1.28  $     1.21  $     0.90
     Proforma...............   $     1.27  $     1.14  $     0.90

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

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

     Bank regulations specify the level of dividends that can be paid by First State Bank. As of December 31, 1998, First State Bank had approximately $9.0 million in retained earnings, which were available for the payment of dividends to the Company subject to regulatory capital requirements. Future dividend payments will be dependent upon the level of earnings generated by First State Bank and/or regulatory restrictions, if any.

     On April 28, 1998, the Company notified the holders of its 7.5% convertible debentures due 2017 that the debentures would be called for redemption at 100% of the original principal plus accrued interest on May 29, 1998. The indenture allowed management to redeem the debentures at par when the Company's common stock closed at 140% of the exercise price ($16.75) for 30 consecutive trading days. As of April 24, 1998 this condition was met. All of the debenture holders exercised the conversion privilege, resulting in 823,869 shares of common stock being issued and $12.9 million being added to common equity.

     On April 30, 1997, the Company called for redemption of its 7% convertible subordinated debentures due November 3, 2003, with a balance of $3,788,000 at December 31, 1996. Prior to the redemption date, $3,773,000 principal amount of the debentures were converted into the Company's common stock at a conversion rate of $10.50 per share or 359,285 shares. The remaining $15,000 were redeemed at 101% of the original principal balance plus accrued interest.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in regulations) to risk-weighted assets, and of Tier I capital, and of Tier I capital to total assets. Management believes, as of December 31, 1998, that the Company meets all capital adequacy requirements to which it is subject.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

          As of December 31, 1998, the most recent notification from the Federal Reserve Bank of Kansas City categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                          AS OF DECEMBER 31, 1998
                                           ------------------------------------------------------
                                                               FOR CAPITAL      TO BE CONSIDERED
                                               ACTUAL       ADEQUACY PURPOSES   WELL CAPITALIZED
                                           ---------------  ------------------  -----------------
                                           AMOUNT   RATIO    AMOUNT     RATIO    AMOUNT    RATIO
                                           -------  ------  ---------  -------  --------  -------
                                                         (DOLLARS IN THOUSANDS)
Total capital to risk weighted assets:
  Consolidated...........................  $47,328   12.4%    $30,466     8.0%   $38,082    10.0%
  Bank subsidiary........................   39,582   10.4%     30,453     8.0%    38,067    10.0%
Tier I capital to risk weighted assets:
  Consolidated...........................   43,453   11.4%     15,233     4.0%    22,849     6.0%
  Bank subsidiary........................   35,707    9.4%     15,227     4.0%    22,840     6.0%
Tier I capital to total assets:
  Consolidated...........................   43,453    8.8%     19,875     4.0%    24,844     5.0%
  Bank subsidiary........................   35,707    7.2%     19,869     4.0%    24,836     5.0%


                                                        AS OF DECEMBER 31, 1997
                                                        -----------------------
                                                              FOR CAPITAL       TO BE CONSIDERED
                                               ACTUAL       ADEQUACY PURPOSES   WELL CAPITALIZED
                                              -------       -----------------   ----------------
                                           AMOUNT   RATIO   AMOUNT     RATIO    AMOUNT    RATIO
                                           -------  -----   ---------  ------   --------  ------
                                                             (DOLLARS IN THOUSANDS)
Total capital to risk weighted assets:
  Consolidated...........................  $43,336   13.4%    $25,893     8.0%   $32,367    10.0%
  Bank subsidiary........................   33,971   10.5%     25,784     8.0%    32,230    10.0%
Tier I capital to risk weighted assets:
  Consolidated...........................   26,867    8.3%     12,947     4.0%    19,420     6.0%
  Bank subsidiary........................   30,977    9.6%     12,892     4.0%    19,338     6.0%
Tier I capital to total assets:
  Consolidated...........................   26,867    6.7%     16,042     4.0%    20,052     5.0%
  Bank subsidiary........................   30,977    7.8%     15,984     4.0%    19,981     5.0%

11.  EMPLOYEE BENEFIT PLANS

  Effective January 1, 1991, First State Bank adopted an employee tax-sheltered savings plan for substantially all full-time employees which provides a mandatory 50% matching by First State Bank of employee contributions up to a maximum of 6% of gross annual wages. Full vesting occurs after three years. Contributions to the plan totaled $146,114 in 1998, $125,171 in 1997, and $105,788 in 1996.

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

                                      AS OF DECEMBER 31
                                   ------------------------
                                      1998         1997
                                   -----------  -----------
   Commitments to extend credit..  $77,559,000  $62,059,000
   Standby letters of credit.....    2,237,000    2,252,000

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

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

13.  CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

  The assets of the Company, as parent company, consist primarily of the investment in its subsidiary bank and a money market savings account held in the subsidiary bank. The primary sources of the parent company's cash revenues are dividends from its subsidiary bank along with interest received from the money market account. Following are condensed financial statements of the parent company.

                       CONDENSED STATEMENTS OF CONDITION

                                                          AS OF DECEMBER 31,
                                                        ----------------------
                                                           1998        1997
                                                        ----------  ----------
                                                        (DOLLARS IN THOUSANDS)
ASSETS:
  Cash and due from banks.............................     $ 8,076     $ 8,716
  Investment in subsidiary............................      36,088      31,473
  Offering expenses-debentures........................          --       1,024
  Goodwill............................................         320         352
  Deferred tax asset..................................         143          39
  Other assets........................................          10         305
                                                           -------     -------
     Total assets.....................................     $44,637     $41,909
                                                           =======     =======
LIABILITIES AND EQUITY CAPITAL:
  Liabilities--accounts payable and accrued expenses..     $   483     $   395
  Convertible debentures..............................          --      13,800
  Equity capital......................................      44,154      27,714
                                                           -------     -------
     Total liabilities and equity capital.............     $44,637     $41,909
                                                           =======     =======

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                      CONDENSED STATEMENTS OF OPERATIONS

                                                                              YEARS ENDED DECEMBER 31,
                                                                              ------------------------
                                                                            1998         1997        1996
                                                                          --------     --------    --------
                                                                                (DOLLARS IN THOUSANDS)
Income:
  Cash dividends from subsidiaries....................................     $   --       $   --      $   --
  Other income........................................................        415          301          67
                                                                           ------       ------      ------
     Total income.....................................................        415          301          67
                                                                           ------       ------      ------
Expenses:
  Interest expense....................................................        397          766         362
  Amortization........................................................         54           84         158
  Legal...............................................................         10           13          57
  Consulting..........................................................         --           --          65
  Other...............................................................        558          258         173
                                                                           ------       ------      ------
     Total expense....................................................      1,019        1,121         815
                                                                           ------       ------      ------
Loss before income taxes and undistributed income of bank subsidiary..       (604)        (820)       (748)
Income tax benefit....................................................        188          276         148
Undistributed income of bank subsidiary...............................      4,628        3,874       2,661
                                                                           ------       ------      ------
Net income............................................................     $4,212       $3,330      $2,061
                                                                           ======       ======      ======

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                            YEARS ENDED DECEMBER 31,
                                                                            ------------------------
                                                                        1998          1997         1996
                                                                      --------      --------     --------
                                                                               (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income.......................................................     $ 4,212       $ 3,330       $ 2,061
                                                                        -------       -------       -------
  Adjustments to reconcile net income to cash used by operations:
     Amortization of goodwill......................................          32            32            32
     Undistributed income of bank subsidiaries.....................      (4,628)       (3,874)       (2,661)
     (Increase) decrease in other assets...........................         329        (1,170)          356
     Increase (decrease) in other liabilities, net.................          30           254          (181)
                                                                        -------       -------       -------
        Total adjustments..........................................      (4,237)       (4,758)       (2,454)
                                                                        -------       -------       -------
        Net cash used by operating activities......................         (25)       (1,428)         (393)
                                                                        -------       -------       -------
Cash flows from investing activities -
  Maturity of investment securities................................          --            --         2,000
                                                                        -------       -------       -------
        Net cash provided by investing activities..................          --            --         2,000
                                                                        -------       -------       -------
Cash flows from financing activities:
  Common stock issued..............................................         175           495           154
                                                                        -------       -------       -------
  Issuance of subordinated debentures..............................          --        13,800            --
                                                                        -------       -------       -------
  Capital contributions to subsidiary bank.........................          --        (4,500)       (1,250)
                                                                        -------       -------       -------
  Dividends paid...................................................        (790)         (523)         (409)
                                                                        -------       -------       -------
  Redemption of put warrants.......................................          --          (308)           --
                                                                        -------       -------       -------
        Net cash provided (used) by financing activities...........        (615)        8,964        (1,505)
                                                                        -------       -------       -------
Increase (decrease) in cash and due from banks.....................        (640)        7,536           102
                                                                        -------       -------       -------
Cash and due from banks at beginning of year.......................       8,716         1,180         1,078
                                                                        -------       -------       -------
Cash and due from banks at end of year.............................     $ 8,076       $ 8,716       $ 1,180
                                                                        =======       =======       =======

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

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

     The carrying values and estimated fair values of the Company's financial instruments at December 31, are as follows:

                                                                  1998                        1997
                                                        CARRYING        FAIR        CARRYING        FAIR
                                                         AMOUNT        VALUE         AMOUNT        VALUE
                                                                      (DOLLARS IN THOUSANDS)
Financial assets:
     Cash and due from banks.........................   $ 18,094      $ 18,094      $ 32,000      $ 32,000
     Federal funds sold..............................         --            --        11,000        11,000
     Marketable securities available for sale........     61,147        61,147        46,274        46,274
     Marketable securities held to maturity..........     60,957        60,932        15,235        15,291
     Loans, net......................................    335,019       340,231       288,369       288,459
     Accrued interest receivable.....................      2,514         2,514         2,278         2,278
Financial liabilities:
     Deposits........................................    409,021       410,327       345,591       345,913
     Securities sold under agreements to repurchase..     36,693        36,693        10,105        10,105
     Long-term debt..................................      1,195         1,195        15,036        18,900

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

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

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

     Deposits. The estimated fair value of deposits with no stated maturity, such as demand deposits, savings accounts and money market deposits, approximates the amounts payable on demand at December 31, 1998 and 1997. The fair value of fixed maturity certificates of deposit is estimated by discounting the future contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

     Securities sold under agreements to repurchase. The estimated fair value of securities sold under agreements to repurchase, which reset frequently to market interest rates, approximate fair value.

     Long-term debt. In 1997, long-term debt consisted of 7.5% convertible subordinated debentures which were traded on the Nasdaq Small Cap Market and their fair value was their market price on December 31, 1997. Also included is a real estate contract for purchase of a banking facility; its fair value is determined based on future cash out flows at current interest rates.

     Off Balance Sheet Items.   The estimated fair values of the Company's off
balance sheet items are not material to the fair value of financial instruments included in the statements of financial condition. Rates currently available to the Company and subsidiary for items with similar terms and remaining maturities are used to estimate fair value of existing debt.