Form 10-K/A
period 1998-12-31
FIRST STATE BANCORPORATION
filed 1999-03-30
CIK 897861

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

OPERATIONS BUILDING

The Company has sold a property it held for construction of an operations building to a limited liability company with its managing member a corporation controlled by Kevin L. Reid with ownership interests by Michael R. Stanford, H. Patrick Dee and certain officers of First State Bank. This company will construct a building in which First State Bank will lease significant space for bank operations. In the opinion of management, this transaction and the related lease are on terms similar to other third-party transactions in the ordinary course of business.

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