Form 10-Q
period 1999-03-31
FIRST STATE BANCORPORATION
filed 1999-05-14
CIK 897861

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

   FORM 10-Q. -QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.
                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to ________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,426,073 shares of common stock, no par value, outstanding as of May 6, 1999.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY


                                                                     Page
                                                                     ----
                         PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements                                          1

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     6

Item 3.    Quantitative and Qualitative Disclosures About Market Risk    8


                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings                                          None

Item 2.    Changes in Securities and Use of Proceeds                  None

Item 3.    Defaults Upon Senior Securities                            None

Item 4.    Submission of Matters to a Vote of Security Holders        None

Item 5.    Other Information                                          None

Item 6.    Exhibits and Reports on Form 8-K                              8

           SIGNATURES                                                    8

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                   First State Bancorporation and Subsidiary
                     Consolidated Condensed Balance Sheets
                                  (unaudited)

                                                                             March 31,    December 31,
                                 Assets                                        1999           1998
                                 ------                                    ------------   ------------
Cash and due from banks                                                    $ 24,942,282   $ 18,093,685
Federal funds sold                                                           12,400,000             --
                                                                           ------------   ------------
     Total cash and cash equivalents                                         37,342,282     18,093,685
Investment securities:
    Held to maturity (at amortized cost, market value of $31,575,221 at
       March 31, 1999, and $60,932,276 at December 31, 1998)                 31,587,315     60,957,141
    Available for sale (at market, amortized cost of $69,686,054 at
       March 31, 1999, and $61,105,643 at December 31, 1998)                 69,298,770     61,147,174
                                                                           ------------   ------------
       Total investments                                                    100,886,085    122,104,315
                                                                           ------------   ------------
Loans and leases net of unearned interest                                   357,780,630    335,019,140
  Less allowance for loan and lease losses                                    3,943,740      3,874,688
                                                                           ------------   ------------
      Net loans and leases                                                  353,836,890    331,144,452
Premises and equipment                                                       13,297,217     14,791,656
Accrued interest receivable                                                   2,891,937      2,513,957
Other real estate owned                                                       2,205,647        697,204
Goodwill, net                                                                   647,418        673,469
Other assets                                                                  4,107,346      3,635,623
                                                                           ------------   ------------
       Total assets                                                        $515,214,822   $493,654,361
                                                                           ============   ============


                     Liabilities and Stockholders' Equity
                     ------------------------------------
Liabilities:
  Deposits:
    Non-interest-bearing                                                   $ 91,944,669   $ 87,246,490
    Interest-bearing                                                        326,319,640    321,774,705
                                                                           ------------   ------------
       Total deposits                                                       418,264,309    409,021,195
Securities sold under agreements to repurchase                               47,600,443     36,692,999
Other liabilities                                                             3,329,736      2,590,480
Long-term debt                                                                1,184,769      1,195,569
                                                                           ------------   ------------
       Total liabilities                                                    470,379,257    449,500,243
Stockholders' equity:
   Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding
                                                                                     --             --
   Common stock, no par value, 20,000,000 shares authorized,
      issued and outstanding 3,426,073 at March 31, 1999 and
        3,418,741 at December 31, 1998                                       29,214,220     29,107,146
   Retained earnings                                                         15,876,953     15,019,562
   Unrealized (loss) gain on investment securities available for sale          (255,608)        27,410
                                                                           ------------   ------------
       Total stockholders' equity                                            44,835,565     44,154,118
                                                                           ------------   ------------
       Total liabilities and stockholders' equity                          $515,214,822   $493,654,361
                                                                           ============   ============
Book value per share                                                             $13.09         $12.92
                                                                           ============   ============
Tangible book value per share                                                    $12.97         $12.71
                                                                           ============   ============

See accompanying notes to consolidated condensed financial statements.


                   First State Bancorporation and Subsidiary
                Consolidated Condensed Statements of Operations
               For the three months ended March 31, 1999 and 1998
                                  (unaudited)

                                                                           Three months  Three months
                                                                              Ended         Ended
                                                                            March 31,     March 31,
                                                                               1999          1998
                                                                           ------------   -----------
Interest Income:
 Interest and fees on loans and leases                                       $8,276,280    $7,540,342
 Interest on investment securities:
    Taxable                                                                   1,425,443       811,715
    Nontaxable                                                                   58,411        38,129

    Federal funds sold                                                           61,037        72,747
                                                                           ------------   -----------
      Total interest income                                                   9,821,171     8,462,933
                                                                           ------------   -----------
Interest expense:
  Deposits                                                                    2,863,076     2,819,350
  Short-term borrowings                                                         424,110       138,442
  Long-term debt and capital lease                                               27,678       287,599
                                                                           ------------   -----------
    Total interest expense                                                    3,314,864     3,245,391
                                                                           ------------   -----------
         Net interest income before provision for loan and lease losses       6,506,307     5,217,542
  Provision for loan and lease losses                                           744,400       555,000
                                                                           ------------   -----------
         Net interest income after provision for loan and lease losses        5,761,907     4,662,542
                                                                           ------------   -----------
Other Income:
  Service charges on deposit accounts                                           469,300       427,619
  Other banking service fees                                                     90,048        85,640
  Credit card transaction fees                                                  317,390       254,400
  Operating lease income                                                        160,043       212,982
  Other                                                                         271,204       135,511
                                                                           ------------   -----------
    Total other income                                                        1,307,985     1,116,152
                                                                           ------------   -----------
Other expenses:
  Salaries and employee benefits                                              2,542,740     2,087,771
  Occupancy                                                                     587,936       541,398
  Data Processing                                                               239,748       166,242
  Credit card interchange                                                       178,978       134,623
  Equipment                                                                     380,934       350,820
  Leased equipment depreciation                                                 152,924       137,301
  Legal, accounting, and consulting                                             147,179       131,555
  Marketing                                                                     232,162       163,621
  Other real estate owned expenses                                               43,561        23,723
  Amortization of goodwill                                                       26,051        26,051
  Other                                                                         812,342       716,598
                                                                           ------------   -----------
    Total other expenses                                                      5,344,555     4,479,703
                                                                           ------------   -----------
        Income before income taxes                                            1,725,337     1,298,991
Income tax expense                                                              628,215       459,497
                                                                           ------------   -----------
        Net income                                                           $1,097,122    $  839,494
                                                                           ============   ===========
Basic earnings per share                                                          $0.32         $0.32
                                                                           ============   ===========
Diluted earnings per share                                                        $0.31         $0.29
                                                                           ============   ===========
Dividends per common share                                                        $0.07         $0.06
                                                                           ============   ===========

See accompanying notes to consolidated condensed financial statements.


                   FIRST STATE BANCORPORATION AND SUBSIDIARY
           Consolidated Condensed Statements of Comprehensive Income
               For the three months ended March 31, 1999 and 1998


                                                           Three month ended       Three months ended
                                                                March 31,               March 31,
                                                                   1999                   1998
                                                           ------------------       -----------------
Net income                                                        $1,097,122             $839,494
Other comprehensive income net of tax-
 Unrealized holding (losses) gains on securities
 available for sale arising during period                           (283,018)               3,811
                                                           ------------------       -----------------
Total comprehensive income                                        $  814,104             $843,305
                                                           ==================       =================


See accompanying notes to consolidated condensed financial statements

                   First State Bancorporation and Subsidiary
                Consolidated Condensed Statements of Cash Flows
              For the three months ended March 31, 1999 and 1998
                                  (unaudited)

                                                                              1999           1998
                                                                          ------------   ------------
Operating activities:
Net Income                                                                $  1,097,122   $    839,494
                                                                          ------------   ------------
Adjustments to reconcile net income to cash provided by operations:
    Provisions for loan and lease losses                                       744,400        555,000
    Provision for decline in value of other real estate owned                   28,722             --
    Depreciation and amortization                                              408,208        441,212
    Increase in accrued interest receivable                                   (377,980)      (115,976)
    (Increase) decrease in other assets, net                                  (325,926)       304,394
    Increase in other liabilities, net                                         739,256        289,767
                                                                          ------------   ------------
      Total adjustments                                                      1,216,680      1,474,397
                                                                          ------------   ------------
          Net cash provided by operating activities                          2,313,802      2,313,891
                                                                          ------------   ------------
Cash flows from investing activities:
   Net increase in loans                                                   (24,975,175)   (16,866,307)
   Early payoff of Operating Leases                                            559,333             --
   Purchases of investment securities available for sale                   (18,527,700)    (7,934,400)
   Maturities of investment securities available for sale                    9,950,000     18,425,000
   Purchases of investment securities held to maturity                     (89,100,000)   (28,160,000)
   Maturities of investment securities held to maturity                    118,600,000     24,700,000
   Purchases of premises and equipment                                        (123,114)    (1,355,516)
   Sales of premises and equipment                                             543,177             --
   Additions to other real estate owned, net                                        --        (28,822)
   Payments received on loans classified as other real estate owned              1,173             --
                                                                          ------------   ------------
         Net cash used in investing activities                              (3,072,306)   (11,220,045)
                                                                          ------------   ------------
Cash flows from financing activities:
  Net increase in interest-bearing deposits                                  4,544,935      1,864,138
  Net increase in non-interest-bearing deposits                              4,698,179      2,803,917
  Net increase in securities sold under repurchase agreements               10,907,444      2,276,178
  Payments on long-term debt                                                   (10,800)        (9,889)
  Common stock issued                                                          107,074         66,627
  Dividends paid                                                              (239,731)      (155,129)
                                                                          ------------   ------------
         Net Cash provided by financing activities                          20,007,101      6,845,842
                                                                          ------------   ------------
   Increase (decrease) in cash and cash equivalents                         19,248,597     (2,060,312)
Cash and cash equivalents at beginning of period                            18,093,685     31,999,596
                                                                          ============   ============
Cash and cash equivalents at end of period                                $ 37,342,282   $ 29,939,284
                                                                          ============   ============
Supplemental disclosure of noncash investing and financing activities:
    Additions to other real estate owned in settlement of loans           $  1,538,338             --
                                                                          ============   ============
See accompanying notes to consolidated condensed financial statement


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

All significant intercompany accounts and transactions have been eliminated. Information contained in the consolidated condensed financial statements and notes thereto of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.   Earnings per Common Share

Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") requires the computation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). Diluted earnings per share is calculated by increasing the basic earning per share denominator by the number of additional common shares that would have been outstanding if dilutive potential common shares for options, warrants, and convertible securities had been issued and increasing the basic earnings per share numerator by the after tax amount of interest and amortization associated with the convertible debentures. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months ended March 31:

                                                                     1999                                    1998
                                                   ---------------------------------------   ---------------------------------------

                                                      Income         Shares     Per Share      Income         Shares      Per Share
                                                    (Numerator)  (Denominator)   Amount      (Numerator)   (Denominator)    Amount
                                                   -----------    -----------   ---------    -----------   -------------  ----------

Basic EPS:
  Net income available to common
      stockholders                                    $1,097,122       3,423,140      $0.32    $  839,494       2,585,422      $0.32

                                                                                  =========                                =========


Effect of dilutive securities:
  Options                                                                 80,419                                   99,219
  Convertible debentures                                                     ---               $  179,510         823,881
                                                      ----------       ---------               ----------       ---------
Diluted EPS:
  Net income available to common
   stockholders plus interest and
   amortization on convertible
   debentures                                         $1,097,122       3,503,559      $0.31    $1,019,004       3,508,522      $0.29

                                                      ==========       =========  =========    ==========       =========  =========


3.  Convertible Subordinated Debentures

On April 28, 1998, the Company notified the holders of its 7.5% Convertible Subordinated Debentures due 2017, that the Debentures would be called for redemption at 100% of the original principal plus accrued interest on May 29, 1998. The balance of the Debentures was $13,800,000 at March 31, 1998.

The Indenture allowed management to redeem the Debentures at par if the Company's common stock closed at 140% of the exercise price ($16.75) for 30 consecutive trading days. As of April 24, 1998 this condition was met. All of the debenture holders exercised the conversion privilege, resulting in 823,969 shares of common stock being issued and $12.9 million being added to common equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Condensed Balance Sheets

The Company's total assets increased by $21.5 million from $493.7 million as of December 31, 1998, to $515.2 million as of March 31, 1999, due to increasing market share and economic growth in the Company's market areas. For the first three months of 1999, net loans increased by $22.7 million from $331.1 million to $353.8 million, while investment securities decreased by $21.2 million from $122.1 million to $100.9 million.

The increase in loans is due largely to the Company's efforts to increase its market share, increased economic growth, and demand for loans in the Company's market areas. Total commercial loans increased by approximately $1.0 million, real estate loans increased by approximately $16.3 million, and leases increased by approximately $5.5 million.

Investment securities decreased by $21.2 million as a result of maturities which were used to fund loan growth.

Deposits, which are the Company's main source of funds for loans, investments and federal funds sold, increased by $9.2 million from $409.0 million as of December 31, 1998, to $418.3 million as of March 31, 1999. Non- interest-bearing deposits increased by $4.7 million and interest-bearing deposits increased by $4.5 million. For the first three months of 1999, securities sold under agreements to repurchase increased $10.9 million principally as a result of an increase in securities sold to one customer.

Consolidated Results of Operations For the Three Months Ended March 31, 1999

Net income for the Company for the three months ended March 31, 1999, was $1,097,122, an increase of $257,628 or 30.7% from $839,494 for the same period of 1998. The Company's annualized return on average assets was 0.90% for the first quarter of 1999, compared to 0.86% for the same period of 1998.

The provision for loan losses increased by $189,400 from $555,000 for the three months ended March 31, 1998, to $744,400 for the three months ended March 31, 1999. This increase was due to charge-offs in 1999, see--"Allowance for Loan and Lease Losses and Non-Performing Assets."

Net interest income before provision for loan losses increased $1.3 million to $6.5 million for the three months ended March 31, 1999, from $5.2 million for the three months ended March 31, 1998, primarily due to increased loan volume and increased investment securities. The Company's net interest margin was 5.75% at March 31, 1999, compared to 5.92% at March 31, 1998.

Total non interest income increased by $191,833 to $1.3 million for the three months ended March 31, 1999, compared to $1.1 million for the same period of 1998.

Total non-interest expense increased by $864,852 to $5.3 million for the first quarter of 1999, compared to $4.5 million for the same period of 1998. Salaries and employee benefits increased by $454,969 which reflects annual salary increases and additions to personnel to service loan and deposit growth.

Allowance for Loan and Lease Losses and Non-Performing Assets

The following tables set forth the Allowance for Loan and Lease Losses and Non-Performing assets.

                                                             (Dollars in thousands)
ALLOWANCE FOR LOAN AND LEASE LOSSES:           March 31, 1999   December 31, 1998   March 31,1998
                                               --------------   -----------------   -------------
Balance beginning of Period                            $3,875             $3,279           $3,279
Provision for loan and lease losses                       744              2,322              555
Net charge-offs                                           675              1,726              585
                                               --------------   -----------------   -------------
Balance end of period                                  $3,944              $3,875          $3,249
                                               ==============   =================   =============
Allowance for loan and lease losses to total loans
     and leases                                          1.10%               1.16%           1.07%
Allowance for loan and lease losses to
     non-performing loans and leases                      111%                 58%             74%

NON-PERFORMING ASSETS:                         March 31, 1999   December 31, 1998   March 31, 1998
                                               --------------   -----------------   -------------
Accruing loans - 90 days past due                      $   89              $   79          $   48
Non-accrual loans                                       3,459               6,566           4,359
Restructured loans                                         --                  --              --
                                               --------------   -----------------   -------------
Total non-performing loans                              3,548               6,645           4,407
Other real estate owned                                 2,206                 697           1,356
                                               --------------   -----------------   -------------
Total non-performing assets                            $5,754              $7,342          $5,763
                                               ==============   =================   =============
Potential problem loans and leases                     $4,620              $3,289          $3,960
                                               ==============   =================   =============
Total non-performing assets to total assets              1.12%               1.49%           1.41%
                                               ==============   =================   =============

Liquidity and Capital Expenditures

The Company's primary sources of funds are customer deposits, loan repayments, and maturities of investment securities. The Company has additional sources of liquidity in the form of borrowings. Borrowings include federal funds purchased, securities sold under repurchase agreements and borrowings from the Federal Home Loan Bank.

Year 2000

The Company began its Year 2000 planning and evaluation process in 1997. Early on, the awareness stage was completed by management and the Board of Directors. The various systems (hardware and software) of the Company have been assigned into the various categories of critical, essential, and moderate importance. The assessment stage is complete for the critical and essential systems and substantially complete for the systems of moderate importance.

All of the Company's systems are provided by reputable third party vendors, with only very minor programming changes made internally. Sixteen systems have been identified as critical to the Company's daily processing. Of those, thirteen have been certified by the provider to be Year 2000 compliant, while one has been certified by the provider to not be date sensitive. The other two critical systems have been determined by Company personnel to not be date sensitive. Twenty-seven systems have been identified as essential to the Company's daily operations. All twenty-seven of the essential systems have been certified by the provider as being Year 2000 compliant.

The Company's Year 2000 testing began in the second quarter of 1998 and is substantially complete, with limited re-testing of certain systems remaining. No significant problems have been encountered in the testing process.

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

The direct costs to date of the Company's Year 2000 effort have totaled approximately $245,000. These include allocated salary cost of approximately $69,000 and equipment costs of approximately $150,000. There are indirect costs related to significant amounts of time being spent by existing Company personnel, for development of test plans, test scripts, and for actual testing. Most of this time is spent as part of their normal job responsibilities, with no additional direct cost incurred.

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

The Company is developing contingency plans which are anticipated to be completed by June 30, 1999. These plans include plans for replacement of non-compliant system, other processing alternatives, and liquidity matters.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company's market risk profile from the information disclosed in the Company's Form 10-K for the year ended December 31, 1998.

Item 6.  Exhibit 27 Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          FIRST STATE BANCORPORATION

Date:   May 13, 1999   By: Michael R. Stanford
        ------------   ---------------------------------------------------------------------
                           Michael R. Stanford, President & Chief Executive Officer

Date:   May 13, 1999   By: H. Patrick Dee
        ------------   ---------------------------------------------------------------------
                       H. Patrick Dee, Executive Vice President & Chief Operating Officer

Date:   May 13, 1999   By: Brian C. Reinhardt
        ------------   ---------------------------------------------------------------------
                       Brian C. Reinhardt, Senior Vice President and Chief Financial Officer