Form 10-Q
period 1999-06-30
FIRST STATE BANCORPORATION
filed 1999-08-12
CIK 897861

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

FORM 10-Q. -QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999.
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to ______________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,275,444 shares of common stock, no par value, outstanding as of June 30, 1999.

                           FIRST STATE BANCORPORATION


                                                                        Page
                                                                        ----
                         PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                          1

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk    10

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                             None

Item 2.   Changes in Securities and Use of Proceeds                     None

Item 3.   Defaults Upon Senior Securities                               None

Item 4.   Submission of Matters to a Vote of Security Holders           10

Item 5.   Other Information                                             None

Item 6.   Exhibits and Reports on Form 8-K                              10

          SIGNATURES                                                    10

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   First State Bancorporation and Subsidiary
                     Consolidated Condensed Balance Sheets
                                  (unaudited)

                                                                              June 30     December 31
                                 Assets                                        1999           1998
                                 ------                                   -------------   ------------
Cash and due from banks                                                    $ 26,636,931   $ 18,093,685
Federal funds sold                                                            4,700,000             --
                                                                          -------------   ------------
     Total cash and cash equivalents                                         31,336,931     18,093,685
Investment securities:
    Held to maturity (at amortized cost, market value of $31,728,246 at
       June 30, 1999, and $60,932,276 at December 31, 1998)                  31,838,220     60,957,141
    Available for sale (at market, amortized cost of $78,159,104 at
       June 30, 1999, and $61,105,643 at December 31, 1998)                  76,804,755     61,147,174
                                                                         --------------   ------------
       Total Investments                                                    108,642,975    122,104,315
                                                                         --------------   ------------
Loans and leases net of unearned interest                                   387,683,745    335,019,140
  Less allowance for loan and lease losses                                    4,646,328      3,874,688
                                                                         --------------   ------------
      Net loans and leases                                                  383,037,417    331,144,452
Premises and equipment                                                       13,316,354     14,791,656
Accrued interest receivable                                                   2,936,317      2,513,957
Other real estate owned                                                       1,666,958        697,204
Goodwill, net                                                                   621,366        673,469
Other assets                                                                  5,462,664      3,635,623
                                                                         --------------   ------------
       Total assets                                                        $547,020,982   $493,654,361
                                                                         ==============   ============

           Liabilities and Stockholders' Equity
           ------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing                                                    $ 96,065,133   $ 87,246,490
    Interest-bearing                                                        340,161,884    321,774,705
                                                                         --------------   ------------
       Total deposits                                                       436,227,017    409,021,195
  Securities sold under agreements to repurchase                             44,696,961     36,692,999
  Other liabilities                                                          12,764,228      2,590,480
  Long-term debt                                                             11,173,728      1,195,569
                                                                         --------------   ------------
       Total liabilities                                                    504,861,934    449,500,243
Stockholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized, none                  ---            ---
     issued or outstanding
  Common stock, no par value, 20,000,000 shares authorized, issued
     3,427,944 at June 30, 1999 and 3,418,741 at December 31, 1998           29,250,451     29,107,146
  Treasury Stock, at cost (152,500 shares at June 30, 1999)                  (3,012,031)           ---
  Retained earnings                                                          16,814,498     15,019,562
  Unrealized gains (losses) on investment securities available for sale        (893,870)        27,410
                                                                         --------------   ------------
       Total stockholders' equity                                            42,159,048     44,154,118
                                                                         --------------   ------------
       Total liabilities and stockholders' equity                          $547,020,982   $493,654,361
                                                                         ==============   ============
Book value per share                                                             $12.87         $12.92
                                                                         ==============   ============
Tangible book value per share                                                    $12.95         $12.71
                                                                         ==============   ============
See accompanying notes to consolidated condensed financial statements.


                                             First State Bancorporation and Subsidiary
                                          Consolidated Condensed Statements of Operations
                                     For the three and six months ended June 30, 1999 and 1998
                                                            (unaudited)
                                                                      Three       Three         Six          Six
                                                                     months      months       months       months
                                                                      Ended       Ended        Ended        Ended
                                                                     June 30     June 30      June 30      June 30
                                                                      1999         1998        1999         1998
                                                                   -----------  ---------  -----------  -----------
Interest Income:
 Interest and fees on loans and leases                             $ 8,887,020  $7,972,817  $17,163,300  $15,513,159
 Interest on investment securities:
    Taxable                                                          1,366,164     860,607    2,791,607    1,672,322
    Nontaxable                                                          58,508      38,405      116,919       76,534
    Federal funds sold                                                  50,930     126,157      111,967      198,904
                                                                   -----------   ---------   ----------   ----------
      Total interest income                                         10,362,622   8,997,986   20,183,793   17,460,919
Interest expense:
  Deposits                                                           2,898,090   2,871,287    5,761,166    5,690,637
  Short-term borrowings                                                498,205     202,439      922,315      340,881
  Long-term debt and capital lease                                      77,208     166,146      104,886      453,745
                                                                   -----------   ----------  ----------   ----------
    Total interest expense                                           3,473,503   3,239,872    6,788,367    6,485,263
                                                                   -----------   ---------   ----------   ----------
         Net interest income before provision for loan and lease
            losses                                                   6,889,119   5,758,114   13,395,426   10,975,656
    Provision for loan and lease losses                                687,792     555,000    1,432,192    1,110,000
                                                                   -----------   ---------   ----------   ----------
         Net interest income after provision for loan and lease      6,201,327   5,203,114   11,963,234    9,865,656
                                                                   -----------   ---------   ----------   ----------
Other Income:
  Service charges on deposit accounts                                  509,283     433,452      978,583      861,071
  Other banking service fees                                           102,375      86,573      192,423      172,213
  Credit card transaction fees                                         379,214     294,955      696,604      549,355
  Operating lease income                                               113,878     221,563      273,921      434,545
  Other                                                                186,783     217,279      457,987      352,790
                                                                   -----------   ---------    ---------    ---------
    Total other income                                               1,291,533   1,253,822    2,599,518    2,369,974
                                                                   -----------   ---------    ---------    ---------
Other expenses:
  Salaries and employee benefits                                     2,573,632   2,188,246    5,116,372    4,276,017
  Occupancy                                                            632,279     557,198    1,220,215    1,098,596
  Data Processing                                                      253,809     184,054      493,557      350,296
  Credit card interchange                                              211,676     164,755      390,654      299,378
  Equipment                                                            396,487     362,224      777,421      713,044
  Leased equipment depreciation                                        102,063     149,935      254,987      287,236
  Legal, accounting and consulting                                     164,713     119,548      311,892      251,103
  Marketing                                                            239,475     202,989      471,637      366,610
  Other real estate owned expenses                                     109,571      30,623      153,132       54,346
  Amortization of intangibles                                           26,052      26,163       52,103       52,102
  Other                                                                913,743     879,380    1,726,085    1,596,090
                                                                   -----------   ---------   ----------    ---------
    Total other expenses                                             5,623,500   4,865,115   10,968,055    9,344,818
                                                                   -----------   ---------   ----------    ---------
        Income before income taxes                                   1,869,360   1,591,821    3,594,697    2,890,812
Income tax expense                                                     642,158     559,338    1,270,373    1,018,835
                                                                   -----------   ---------    ---------    ---------
        Net income                                                 $ 1,227,202  $1,032,483  $ 2,324,324  $ 1,871,977
                                                                   ===========  ==========  ===========  ===========
Earnings per common and common equivalent share                          $0.36       $0.35        $0.68        $0.68
                                                                   ===========  ==========  ===========  ===========
Earnings per common share-assuming full dilution                         $0.36       $0.32        $0.67        $0.61
                                                                   ===========  ==========  ===========  ===========
Dividends per common share                                               $0.09       $0.06        $0.16        $0.12
                                                                   ===========  ==========  ===========  ===========

See accompanying notes to consolidated condensed financial statements.



                   FIRST STATE BANCORPORATION AND SUBSIDIARY
           Consolidated Condensed Statements of Comprehensive Income
           For the three and six months ended June 30, 1999 and 1998




                                 Three         Three          Six       Six
                                 months        months        months    months
                              Ended June    Ended June    Ended June  Ended June
                                  1999          1998         1999       1998
                            --------------  ----------    ----------  ----------
Net income                    $1,227,202    $1,032,483   $2,324,324   $1,871,977

Other comprehensive income
  net of tax-
Unrealized holding
  (losses) gains on
  securities available
  for sale arising during
  period                       (638,263)      (39,927)     (921,280)    (36,116)
                            ---------------   --------    ----------- ----------

Total comprehensive income     $ 588,939      $ 992,556   $1,403,044  $1,835,861
                            ===============   =========   =========== ==========
See accompanying notes to consolidated condensed financial statements



                                             First State Bancorporation and Subsidiary
                                          Consolidated Condensed Statements of Cash Flows
                                     For the three and six months ended June 30, 1999 and 1998
                                                            (unaudited)


                                                                          Three months   Three months     Six months      Six months
                                                                             Ended          Ended           Ended           Ended
                                                                            June 30        June 30          June 30        June 30
                                                                             1999           1998             1999           1998
                                                                      --------------------------------------------------------------

Operating activities:
Net Income                                                             $  1,227,202   $   1,032,483   $   2,324,324   $   1,871,977

                                                                      --------------------------------------------------------------
Adjustments to reconcile net income to cash
provide by operations:
    Provisions for loan and lease losses                                    687,792        555,000        1,432,192       1,110,000
    Provision for decline in value of other real estate owned                   627         22,550           29,349          22,550
    Depreciation and amortization                                           557,538        698,082          965,746       1,139,294
    Increase in accrued interest receivable                                 (44,380)      (218,050)        (422,360)       (334,026)
    Increase in other assets, net                                        (1,026,516)      (412,815)      (1,352,442)       (108,421)
    Increase (decrease) in other liabilities, net                          (565,508)      (198,286)         173,748          91,481
                                                                      --------------------------------------------------------------
      Total adjustments                                                    (390,447)       446,481          826,233       1,920,878
                                                                      --------------------------------------------------------------
          Net cash provided by operating activities                         836,755      1,478,964        3,150,557       3,792,855
                                                                      --------------------------------------------------------------
Cash flows from investing activities
   Net increase in loans                                                 (29,888,320)   (4,038,283)     (54,863,495)    (20,904,590)
   Early payoff of Operating leases                                          137,492            --          696,825              --
   Purchases of investment securities available for sale                 (10,501,184)   (7,125,000)     (29,028,884)    (15,059,400)
   Maturities of investment securities available for sale                  2,010,400     6,248,500       11,960,400      24,673,500
   Purchases of investment securities held to maturity                   (91,286,000) (110,623,000)    (180,386,000)   (138,783,000)
   Maturities of investment securities held to maturity                   91,056,000    94,798,000      209,656,000     119,498,000
   Purchases of premises and equipment                                      (673,995)   (1,638,776)        (797,109)     (2,994,292)
   Sales of premises and equipment                                                --            --          543,177              --
   Sales of other real estate owned                                          538,062       252,358          539,235         252,358
   Additions to other real estate owned, net                                      --           186               --         (28,636)
                                                                      --------------------------------------------------------------
         Net cash used in investing activities                           (38,607,545)  (22,126,015)     (41,679,851)    (33,346,060)
                                                                      --------------------------------------------------------------
Cash flows from financing activities:
  Net increase (decrease) in interest bearing deposits                    13,842,244      5,012,905      18,387,179       6,877,043
  Net increase in noninterest bearing deposits                             4,120,464      5,213,803       8,818,643       8,017,720
  Net increase (decrease) in securities sold                              (2,903,482)    10,809,442       8,003,962      13,085,620
  under repurchase agreements
  Federal Home Loan Bank borrowings                                       20,000,000             --       20,000,000             --
  Payments on long-term debt and capital lease obligations                   (11,041)       (10,404)        (21,841)        (20,293)
  Common stock issued                                                         36,231         48,644         143,305         115,271
  Dividends paid                                                            (306,946)      (190,926)       (546,677)       (346,055)
  Purchase of treasury stock                                              (3,012,031)            --      (3,012,031)
                                                                      --------------------------------------------------------------
         Net Cash provided by financing activities:                       31,765,439      20,883,464      51,772,540     27,729,306
                                                                      --------------------------------------------------------------
   Increase (decrease) in cash and cash equivalents                       (6,005,351)        236,413      13,243,246     (1,823,899)
                                                                      --------------------------------------------------------------
Cash and cash equivalents at beginning of period                          37,342,282      29,939,284      18,093,685     31,999,596
                                                                      --------------------------------------------------------------
Cash and cash equivalents at end of period                              $ 31,336,931   $  30,175,697   $  31,336,931   $ 30,175,697
                                                                      ==============================================================
Supplemental disclosure of noncash investing and financing activities:
    Additions to other real estate owned in settlement of loans         $  1,538,338              --   $   1,538,338              --
                                                                      ==============================================================
    Issuance of common stock upon conversion                                      --   $  12,855,761              --   $ 12,855,761
    of subordinated debentures                                        ==============================================================

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

The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

                                                                                 Quarter Ended June 30,
                                                  ----------------------------------------------------------------------------------
                                                                      1999                                    1998
                                                  ----------------------------------------------------------------------------------
                                                      Income         Shares         Per        Income         Shares         Per
                                                    (Numerator)   (Denominator)    Share     (Numerator)   (Denominator)    Share
                                                                                   Amount                                   Amount
                                                    ----------    ------------     -----     ----------    ------------     -----

Basic EPS:
  Net income available to common
   stockholders                                     $1,227,202     3,374,255      $0.36      $1,032,483     2,948,855       $0.35
                                                                                  =====                                     =====

Effect of dilutive securities:
  Options                                                             82,021                                  106,953
  Convertible debentures                                                                     $   96,925       463,702
Diluted EPS:
  Net income available to common
   stockholders plus interest and
     amortization on convertible                    ----------      ---------                 ----------     ---------
       debentures                                   $1,227,202      3,456,276     $0.36       $1,129,408     3,519,510      $0.32
                                                    ==========      =========     ======      ==========     =========      =====

                                                                               Six Months Ended June 30,
                                                    --------------------------------------------------------------------------------
                                                                      1999                                    1998
                                                   ---------------------------------------------------------------------------------
                                                      Income         Shares         Per       Income         Shares          Per
                                                    (Numerator)   (Denominator)    Share     (Numerator)   (Denominator)    Share
                                                    ----------    ------------     Amount    ----------     -----------     Amount
                                                                                  -------                                   ------
Basic EPS:
  Net income available to common
   stockholders                                     $2,324,324      3,398,451     $0.68   $1,871,977     2,767,924          $0.68
                                                                                  =====                                     =====
Effect of dilutive securities:
  Options                                                              81,329                              103,382
  Convertible debentures                                                                  $  276,436       643,786
Diluted EPS:
  Net income available to common
   stockholders plus interest and
     amortization on convertible
       debentures                                   ----------     ---------              ----------     ---------
                                                    $2,324,324     3,479,780      $0.67   $2,148,413     3,515,092          $0.61
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

4.   Treasury Stock

During the three months ended June 30, 1999 the Company purchased 152,500 shares of its common stock totaling $3,012,031. Management does not anticipate any additional purchases during 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Condensed Balance Sheets

The Company's total assets increased by $53.3 million from $493.7 million as of December 31, 1998, to $547.0 million as of June 30, 1999, due to internal growth. For the first six months of 1999, net loans increased by $51.9 million from $331.1 million to $383.0 million while investment securities decreased by $13.5 million from $122.1 million to $108.6 million. For the first six months of 1999, premises and equipment decreased $1.5 million from $14.8 million to $13.3 million and other assets increased $1.9 million from $3.6 million to $5.5 million.

The increase in loans is due largely to the Company's efforts to increase its market share and increased economic activity and demand for loans and leases in the Company's market area. The following table presents the amount of loans and leases by category, at the dates indicated:

                               June 30, 1999            December 31, 1998                 June 30, 1998
                               -------------            -----------------                 -------------
                                                          (in thousands)
                             Amount         %         Amount           %            Amount               %
                            ---------     -------     --------       ------        ---------          ---------
Commercial                  $ 56,544       14.6%      $ 53,942        16.1%         $ 48,743             15.8%

Real Estate- Mortgage        197,065       50.8%       167,980        50.1%          157,620             51.1%

Real Estate-Construction      57,506       14.9%        47,357        14.1%           46,040             14.9%

Consumer and Other            19,156        4.9%        18,089         5.5%           16,885              5.5%

Leases                        57,413       14.8%        47,651        14.2%           39,009              2.7%
                            --------      ------      --------       -------        --------            -------
                            $387,684      100.0%      $335,019       100.0%         $308,297            100.0%
                            ========      ======      ========       =======        ========            =======

Deposits, which are the Company's main source of funds for loans, investments and federal funds sold, increased by $27.2 million from $409.0 million as of December 31, 1998, to $436.2 million as of June 30, 1999. Non interest-bearing deposits increased by $8.8 million and interest-bearing deposits increased by $18.4 million. For the first six months of 1999, long-term debt increased by $10.0 million due to Federal Home Loan Bank advances to fund loan demand. Securities sold under agreements to repurchase increased $8.0 million from $36.7 million to $44.7 million as a result of the company's efforts to attract customers with large short-term cash balances which the company invests in like termed securities at a positive spread.


Consolidated Results of Operations For the Three Months Ended June 30, 1999.

Net income for the Company for the three months ended June 30, 1999, was $1.23 million, an increase of $200,000 or 19% from $1.03 million for the same period of 1998. The Company's annualized return on average assets was 0.94% for the second quarter of 1999, compared to 0.99% for the same period of 1998.

The provision for loan losses increased by $132,792 to $687,792 for the three months ended June 30, 1999, from $555,000 for the three months ended June 30, 1998. The increase was due to loan growth and increased loan charge-offs.

Net interest income before provision for loan losses increased $1.1 million to $6.9 million for the three months ended June 30, 1999, from $5.8 million for the three months ended June 30, 1998, primarily due to increased loan and investment security volume. The Company's net interest margin decreased to 5.72% at June 30, 1999, from 6.19% at June 30, 1998.

Total non-interest income increased by $40,000 to $1.29 million for the three months ended June 30, 1999, compared to $1.25 million for the same period of 1998.

Total non-interest expense increased by $760,000 to $5.6 million for the second quarter of 1999, from $4.9 million for the same period of 1998. Salaries and employee benefits increased by $385,000 as a result of additions to personnel due to growth and annual salary increases.

Consolidated Results of Operations For the Six Months Ended June 30, 1999.

Net income for the Company for the six months ended June 30, 1999, was $2.3 million, an increase of $450,000 or 24% from $1.9 million for the same period of 1998. The Company's annualized return on average assets was 0.92% for the first six months of 1999, compared to 0.93% for the same period of 1998.

The provision for loan losses increased by $322,192 to $1.4 million for the six months ended June 30, 1999, from $1.1 milllion for the six months ended June 30, 1998. The increase was due to loan growth and increased loan charge-offs.

Net interest income before provision for loan losses increased $2.4 million to $13.4 million for the six months ended June 30, 1999, from $11.0 million for the six months ended June 30, 1998, primarily due to increased loan and investment security volume. The Company's net interest margin decreased to 5.76% at June 30, 1999, from 6.09% at June 30, 1998.

Total non-interest income increased by $200,000 to $2.6 million for the six months ended June 30, 1999, compared to $2.4 million for the same period of 1998, primarily due to an increase in service charges on deposit accounts and other banking and service fees of $138,000.

Total non-interest expense increased by $1.7 million to $11.0 million for the first six months of 1999, from $9.3 million for the same period of 1998. Salaries and employee benefits increased by $840,000 as a result of additions to personnel due to growth and annual salary increases.

Allowance for Loan and Lease Losses and Non-Performing Assets

The following tables set forth the Allowance for Loan and Lease Losses and Non-Performing assets.

                                                              (Dollars in thousands)
ALLOWANCE FOR LOAN AND LEASE
LOSSES:                                       June 30, 1999      December 31, 1998       June 30, 1998
                                              --------------- --------------------- ------------------
Balance beginning of period                      $3,875              $3,280                   $3,280
Provision for loan and lease losses               1,432               2,322                    1,110
Net charge-offs                                     661               1,727                      976
                                              --------------- ---------------------- ------------------
Balance end of period                            $4,646              $3,875                   $3,414
                                              =============== ====================== ==================
Allowance for loan and lease losses to
non-performing loans and leases                   1.20%               1.16%                    1.11%

Allowance for loan and lease losses to
non-performing loans and leases                    137%                 58%                      70%

NON-PERFORMING ASSETS:                        June 30, 1999      December 31, 1998        June 30, 1998
                                              --------------- ---------------------- -------------------
Accruing loans - 90 days past due                $  149              $   79                 $     29
Non-accrual loans                                 3,233               6,566                    4,828
                                             ---------------- ---------------------- -------------------
Total non-performing loans                        3,382               6,645                    4,857
Other real estate owned                           1,667                 697                    1,081
                                             ---------------- ---------------------- -------------------
Total non-performing assets                      $5,049              $7,342                   $5,938
                                             ================ ====================== ===================
Potential problem loans and leases               $5,905              $3,289                   $1,490
Total non-performing assets to total assets       0.92%               1.49%                    1.38%

Non-accrual loans decreased by approximately $3,333,000 as a result of the foreclosure of a loan of approximately $1,500,000 and the pay-off and charge-offs of loans on non-accrual status.

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

Year 2000

The Company began its Year 2000 planning and evaluation process in 1997. Early on, the awareness stage was completed by management and the Board of Directors. The various systems (hardware and software) of the Company have been assigned into the various categories of critical, essential, and moderate importance. The assessment stage is complete for all systems.

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

The direct costs to date of the Company's Year 2000 effort have totaled approximately $275,000. These include allocated salary cost of approximately $79,000 and equipment costs of approximately $180,000. There are indirect costs related to significant amounts of time being spent by existing Company personnel, for development of test plans, test scripts, and for actual testing. Most of this time is spent as part of their normal job responsibilities, with no additional direct cost incurred.


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

The Company has developed contingency plans which will undergo continuing review and testing. These plans include plans for replacement of non-compliant system, other processing alternatives, and liquidity matters.

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

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On June 4, 1999 the Company held its annual meeting of shareholders. At that meeting the following items were submitted to a vote of security holders:

1. The following three directors were elected:

                                          SHARES VOTED
                                        -----------------
          NAME                      TERM       FOR     WITHHOLD
          ----                     -------  ---------  --------

          Douglas M. Smith         3 Years  2,895,287   178,564

          Herman N. Wisenteiner    3 Years  2,895,287   178,564

          Kevin L. Reid            3 Years  2,895,287   178,564


The following directors term of office continue until the annual meeting indicated: 2000, Eloy A. Jeantete, Michael R. Stanford, and Marshall G. Martin, and 2001, H. Patrick Dee, Leonard J. DeLayo, Jr., and Bradford M. Johnson.

2. Proposal to ratify the selection of KPMG LLP as the independent public accountants of the Company. Votes: For 3,028,957; Against 20,884; Abstain 24,010.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27 Financial Data Schedule



                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          FIRST STATE BANCORPORATION


Date: August 11, 1999          By: Michael R. Stanford
      ---------------          ----------------------------------------
                               Michael R. Stanford, President
                               & Chief Executive Officer


Date: August 11, 1999          By: H. Patrick Dee
      ---------------          ----------------------------------------
                               H. Patrick Dee, Executive Vice President
                               & Chief Operating Officer


Date:  August 11, 1999         By: Brian C. Reinhardt
       ---------------         ----------------------------------------
                               Brian C. Reinhardt, Executive Vice
                               President and Chief Financial Officer