Form 10-Q
period 1999-09-30
FIRST STATE BANCORPORATION
filed 1999-11-12
CIK 897861

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

FORM 10-Q. -QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999.
                                       or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,279,992 shares of common stock, no par value, outstanding as of November 4, 1999.

                           FIRST STATE BANCORPORATION

                                                                            Page
                                                                            ----
                         PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements                                             1

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        6

Item 3.    Quantitative and Qualitative Disclosures About Market Risk       9

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

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                   First State Bancorporation and Subsidiary
                     Consolidated Condensed Balance Sheets
                                  (unaudited)


                                                                                          September 30,   December 31,
                                    Assets                                                     1999           1998
                                    ------                                                     ----           ----
Cash and due from banks                                                                    $ 22,446,373   $ 18,093,685
Federal funds sold                                                                                    0              0
                                                                                      ----------------------------------
     Total cash and cash equivalents                                                         22,446,373     18,093,685
Investment securities:
    Held to maturity (at amortized cost, market value of $15,347,123 at
       September 30, 1999 and $60,932,276 at December 31, 1998)                              15,423,076     60,957,141
    Available for sale (at market, amortized cost of $81,215,468 at
       September 30, 1999, and $61,105,643 at December 31, 1998)                             79,690,599     61,147,174
                                                                                      ----------------------------------
       Total Investments                                                                     95,113,675    122,104,315
                                                                                      ----------------------------------
Loans and leases net of unearned interest                                                   417,533,975    335,019,140
  Less allowance for loan and lease losses                                                    4,871,801      3,874,688
                                                                                      ----------------------------------
      Net loans and leases                                                                  412,662,174    331,144,452
Premises and equipment                                                                       13,473,462     14,791,656
Accrued interest receivable                                                                   3,219,068      2,513,957
Other real estate owned                                                                       2,052,363        697,204
Goodwill, net                                                                                   595,315        673,469
Other assets                                                                                  6,037,004      3,635,623
                                                                                      ----------------------------------
       Total assets                                                                        $555,599,434   $493,654,361
                                                                                      ==================================
                Liabilities and Stockholders' Equity
                ------------------------------------
Liabilities:
  Deposits:
    Non-interest-bearing                                                                   $ 90,290,875   $ 87,246,490
    Interest-bearing                                                                        355,942,117    321,774,705
                                                                                      ----------------------------------
       Total deposits                                                                       446,232,992    409,021,195
  Securities sold under agreements to repurchase                                             45,065,240     36,692,999
  Other liabilities                                                                           9,785,660      2,590,480
  Long-term debt                                                                             11,162,441      1,195,569
                                                                                      ----------------------------------
       Total liabilities                                                                    512,246,333    449,500,243
Stockholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized, none issued or
     outstanding                                                                                     --             --
  Common stock, no par value, 20,000,000 shares authorized, issued and outstanding 3,432,492 at September 30, 1999 and 3,418,741
     at December 31, 1998                                                                    29,322,489     29,107,146
Treasury stock, at cost (152,500 shares at September 30, 1999)                               (3,012,031)            --
Retained earnings                                                                            18,049,057     15,019,562
Unrealized (losses) gains on investment securities available for sale                        (1,006,414)        27,410
                                                                                      ----------------------------------
       Total stockholders' equity                                                            43,353,101     44,154,118
                                                                                      ----------------------------------
       Total liabilities and stockholders' equity                                          $555,599,434   $493,654,361
                                                                                      ==================================
Book value per share                                                                             $13.22         $12.92
                                                                                      ==================================
Tangible book value per share                                                                    $13.34         $12.71
                                                                                      ==================================


See accompanying notes to consolidated condensed financial statements.

                   First State Bancorporation and Subsidiary
                Consolidated Condensed Statements of Operations
        For the three and nine months ended September 30, 1999 and 1998
                                  (unaudited)

                                                                       Three months   Three months
                                                                           Ended          Ended       Nine months    Nine months
                                                                         September      September        Ended          Ended
                                                                            30,            30,       September 30,  September 30,
                                                                           1999           1998           1999           1998
                                                                       ----------------------------------------------------------
Interest Income:
  Interest and fees on loans and leases                                  $ 9,827,464     $8,103,280    $26,990,764    $23,616,439
  Interest on investment securities:
      Taxable                                                              1,371,896      1,117,677      4,163,503      2,789,999
      Nontaxable                                                              57,910         39,241        174,829        115,775
      Federal funds sold                                                      46,404        127,451        158,371        326,355
                                                                       ----------------------------------------------------------
         Total interest income                                            11,303,674      9,387,649     31,487,467     26,848,568
                                                                       -----------------------------------------------------------
Interest expense:
  Deposits                                                                 3,218,413      2,964,510      8,979,579      8,655,147
  Short-term borrowings                                                      429,621        299,365      1,351,936        640,246
  Long-term debt and capital lease                                           165,636         28,520        270,522        482,265
                                                                       ----------------------------------------------------------
  Total interest expense                                                   3,813,670      3,292,395     10,602,037      9,777,658
                                                                       ----------------------------------------------------------
      Net interest income before provision for loan and lease              7,490,004      6,095,254     20,885,430     17,070,910
  Provision for loan and lease losses                                        903,400        642,000      2,335,592      1,752,000
                                                                       ----------------------------------------------------------
      Net interest income after provision for loan and lease losses        6,586,604      5,453,254     18,549,838     15,318,910
                                                                       ----------------------------------------------------------
Other Income:
  Service charges on deposit accounts                                        546,834        434,690      1,525,417      1,295,761
  Other banking service fees                                                 111,387         87,996        303,810        260,209
  Credit card transaction fees                                               537,648        384,599      1,234,252        933,954
  Operating lease income                                                     104,422        203,850        378,343        638,395
  Other                                                                      299,116        253,558        757,103        606,348
                                                                       ----------------------------------------------------------
    Total other income                                                     1,599,407      1,364,693      4,198,925      3,734,667
                                                                       ----------------------------------------------------------
Other expenses:
  Salaries and employee benefits                                           2,855,714      2,254,677      7,972,086      6,530,694
  Occupancy                                                                  668,764        585,050      1,888,979      1,683,646
  Data Processing                                                            246,668        198,985        740,225        549,281
  Credit card interchange                                                    306,493        229,212        697,147        528,590
  Equipment                                                                  396,115        417,119      1,173,536      1,130,163
  Leased equipment depreciation                                               81,139        129,673        336,126        416,909
  Legal, accounting, and consulting                                          165,527        147,100        477,419        398,203
  Marketing                                                                  285,126        260,586        756,763        627,196
  Other real estate owned expenses                                            38,452         15,987        191,584         70,333
  Amortization of goodwill                                                    26,051         26,163         78,154         78,265
  Other                                                                      954,627        846,993      2,680,712      2,443,083
                                                                       ----------------------------------------------------------
    Total other expenses                                                   6,024,676      5,111,545     16,992,731     14,456,363
                                                                       ----------------------------------------------------------
     Income before income taxes                                            2,161,335      1,706,402      5,756,032      4,597,214
Income tax expense                                                           734,723        609,779      2,005,096      1,628,614
                                                                       ----------------------------------------------------------
     Net income                                                          $ 1,426,612     $1,096,623    $ 3,750,936    $ 2,968,600
                                                                       ==========================================================
Earnings per common and common equivalent share                                $0.44          $0.32          $1.12          $0.99
                                                                       ==========================================================
Earnings per common share assuming full dilution                               $0.42          $0.31          $1.09          $0.92
                                                                       ==========================================================
Dividends per common share                                                     $0.09          $0.06          $0.25          $0.18
                                                                       ==========================================================

See accompanying notes to consolidated condensed financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY
           Consolidated Condensed Statements of Comprehensive Income
        For the three and nine months ended September 30, 1999 and 1998


                                                          Three months    Three months    Nine months     Nine months
                                                             Ended           Ended           Ended           Ended
                                                         September 31,   September 31,   September 31,   September 31,
                                                              1999            1998            1999            1998
                                                       ------------------------------------------------------------------
Net income                                                   $1,426,612      $1,096,623      $3,750,936      $2,968,600
Other comprehensive income net of tax-
 Unrealized holding (losses) gains on securities
 available for sale arising during period                      (112,543)        141,091      (1,033,825)        104,975
                                                       ------------------  --------------  ---------------  -------------
Total comprehensive income                                   $1,314,069      $1,237,714      $2,717,111      $3,073,575
                                                       ==================  ==============  ===============  =============

See accompanying notes to consolidated condensed financial statements

                   First State Bancorporation and Subsidiary
                Consolidated Condensed Statements of Cash Flows
        For the three and nine months ended September 30, 1999 and 1998
                                  (unaudited)

                                                                          Three months   Three months    Nine months    Nine months
                                                                              Ended          Ended          Ended          Ended
                                                                          September 30,  September 30,  September 30,  September 30,
                                                                              1999           1998           1999           1998
                                                                       ------------------------------------------------------------
Operating activities:
Net Income                                                                $  1,426,612  $  1,096,623   $   3,750,936  $   2,968,600
                                                                        -----------------------------------------------------------
Adjustments to reconcile net income to cash provide by operations:
    Provisions for loan and lease losses                                       903,400       642,000       2,335,592      1,752,000
    Provision for decline in value of other real estate owned                       --            --          29,349         22,550
    Depreciation and amortization                                              450,893       455,589       1,416,639      1,594,883
    (Increase) decrease in accrued interest receivable                        (282,751)      223,991        (705,111)      (110,035)
    Increase in other assets, net                                             (516,363)     (357,133)     (1,868,805)      (465,554)
    Increase (decrease) in other liabilities, net                              352,313       (28,503)        526,061         62,978
                                                                        -----------------------------------------------------------
      Total adjustments                                                        907,492       935,944       1,733,725      2,856,822
                                                                        -----------------------------------------------------------
          Net cash provided by operating activities                          2,334,104     2,032,567       5,484,661      5,825,422
                                                                        -----------------------------------------------------------
Cash flows from investing activities:
   Net increase in loans                                                   (31,141,253)   (9,178,692)    (86,004,748)   (30,083,282)
   Early payoff of operating leases                                             15,110            --         711,935             --
   Purchases of investment securities available for sale                    (4,091,687)  (13,055,409)    (33,120,571)   (28,114,809)
   Maturities of investment securities available for sale                    1,031,481     8,940,000      12,991,881     33,613,500
   Purchases of investment securities held to maturity                     (79,000,000)  (76,372,753)   (259,386,000)  (215,155,753)
   Maturities of investment securities held to maturity                     95,405,000    72,050,000     305,061,000    191,548,000
   Purchases of premises and equipment, net                                   (600,364)      417,244      (1,397,473)    (2,577,048)
   Sales of premises and equipment                                                  --            --         543,177             --
   Sales of other real estate owned                                            227,691            --         766,926        252,358
   Additions to other real estate owned, net                                        --          (193)             --        (28,829)
                                                                        -----------------------------------------------------------
         Net cash used in investing activities                             (18,154,022)  (17,199,803)    (59,833,873)   (50,545,863)
                                                                        -----------------------------------------------------------
Cash flows from financing activities:
  Net increase in interest bearing deposits                                 15,780,233    15,282,024      34,167,412     22,159,067
  Net (decrease) increase in noninterest bearing deposits                   (5,774,258)      616,682       3,044,385      8,634,402
  Net increase in securities sold under repurchase agreements                  368,279     3,702,408       8,372,241     16,788,028
 Federal Home Loan borrowings                                                       --            --      20,000,000             --
  Payments on Federal Home Loan Bank borrowings                            (10,000,000)           --     (10,000,000)            --
  Payments on long-term debt                                                   (11,287)       (9,536)        (33,128)       (29,829)
  Federal funds purchased, net                                               6,800,000            --       6,800,000             --
  Common stock issued                                                           72,038        25,034         215,343        140,305
  Dividends paid                                                              (305,645)     (204,993)       (852,322)      (551,048)
  Purchase of treasury stock                                                        --            --      (3,012,031)            --
                                                                        -----------------------------------------------------------
         Net Cash provided by financing activities                           6,929,360    19,411,619      58,701,900     47,140,925
                                                                        -----------------------------------------------------------
   Decrease (increase) in cash and cash equivalents                         (8,890,558)    4,244,383       4,352,688      2,420,484
Cash and cash equivalents at beginning of period                            31,336,931    30,175,697      18,093,685     31,999,596
                                                                        -----------------------------------------------------------
Cash and cash equivalents at end of period                                $ 22,446,373  $ 34,420,080   $  22,446,373  $  34,420,080
                                                                        ===========================================================
Supplemental disclosure of noncash investing and financing activities:
    Additions to other real estate owned in settlement of loans           $    613,096            --   $   2,151,434             --
                                                                        ===========================================================
    Issuance of common stock upon conversion of subordinated debentures             --            --              --  $  12,855,761
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

The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.   Earnings per Common Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires the computation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). Diluted earnings per share is calculated by increasing the basic earning per share denominator by the number of additional common shares that would have been outstanding if dilutive potential common shares for options and convertible securities had been issued, and increasing the basic earnings per share numerator by the after tax amount of interest and amortization associated with the convertible debentures. SFAS 128 is effective for years ended after December 15, 1997, and is required to be applied retroactively upon adoption. All previous periods have been restated to conform to the requirements of SFAS 128. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share.

                                                                        Quarter Ended September 30,
                                            ----------------------------------------------------------------------------------
                                                                1999                                       1998
                                            ----------------------------------------------------------------------------------
                                                 Income         Shares     Per Share      Income           Shares    Per Share
                                              (Numerator)   (Denominator)    Amount    (Numerator)     (Denominator)   Amount
                                              ----------     -----------     ------     ---------      -------------   ------
Basic EPS -
  Net income available to common
   stockholders                                $1,426,612        3,277,747    $0.44     $1,096,623        3,416,510    $0.32
                                                                              =====                                    =====
Effect of dilutive securities:
  Options                                              --           98,987                      --           95,128
Diluted EPS -
  Net income available to common
   stockholders                                $1,426,612        3,376,734    $0.42     $1,096,623        3,511,638    $0.31
                                               ==========        =========    =====     ==========        =========    =====

                                                                      Nine Months Ended September 30,
                                            ----------------------------------------------------------------------------------
                                                                1999                                        1998
                                            ----------------------------------------------------------------------------------
                                                 Income         Shares     Per Share      Income           Shares    Per Share
                                              (Numerator)   (Denominator)    Amount    (Numerator)     (Denominator)   Amount
                                              ----------     -----------     ------     ---------      -------------   ------
Basic EPS -
  Net income available to common
   stockholders                               $3,750,936      3,357,624      $1.12     $2,968,600        2,987,298      $0.99
                                                                             =====                                      =====
Effect of dilutive securities:
  Options                                                        88,196                                     99,556
  Convertible debentures                              --             --                   276,436          426,035
                                                   -----          -----                   -------          -------
Diluted EPS -
  Net income available to common
   stockholders plus interest and
   amortization on convertible
   debentures                                 $3,750,936      3,445,820      $1.09     $3,245,036        3,512,889      $0.92
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

4.  Treasury Stock

During the three months ended June 30, 1999, the Company purchased 152,500 shares of its common stock totaling $3,012,031. The Company's Board of Directors has authorized the additional purchase of up to 250,000 shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Condensed Balance Sheets

The Company's total assets increased by $61.9 million from $493.7 million as of December 31, 1998, to $555.6 million as of September 30, 1999, due to the Company increasing market share in its trade areas. The Company's strategy is to increase market share by differentiating itself from large institutions headquartered out side New Mexico through its approach to customer service and marketing. For the first nine months of 1999, net loans increased by $82.5 million from $335.0 million to $417.5 million. This increase in loans was funded through a decrease in investment securities, and increases in deposits, other liabilities, and long-term debt. Investment securities decreased by $27.0 million from $122.1 million to $95.1 million. For the first nine months of 1999, premises and equipment decreased $1.3 million from $14.8 million to $13.5 million as a result of the sale of premises and early payoffs of operating leases. Other assets increased $2.4 million from $3.6 million to $6.0 million.

The increase in loans and leases is due largely to the Company's efforts to increase its market share and increased economic activity and demand for loans and leases in the Company's market area. The following table presents the amount of loans and leases by category, at the dates indicated:


                            September 30, 1999      December 31, 1998      September 30, 1998
                            ------------------      -----------------      ------------------
                                                         (in thousands)
                            Amount       %          Amount      %          Amount       %
                            ------       -          ------      -          ------       -
Commercial                  $ 64,472      15.4%     $ 53,942     16.1%     $ 48,344      15.2%
Real Estate-Mortgage         202,936      48.6%      167,980     50.1%      159,164      50.2%
Real Estate-Construction      66,852      16.0%       47,357     14.1%       49,579      15.6%
Consumer and Other            20,197       4.9%       18,089      5.5%       17,084       5.4%
Leases                        63,077      15.1%       47,651     14.2%       43,098      13.6%
                          ----------------------------------------------------------------------
                            $417,534     100.0%     $335,019    100.0%     $317,269     100.0%
                          ======================================================================

Deposits, which are the Company's main source of funds for loans, investments and federal funds sold, increased by $37.2 million from $409.0 million as of December 31, 1998, to $446.2 million as of September 30, 1999, as a result of the company executing its market share strategy. Non-interest-bearing deposits increased by $3.1 million and interest-bearing deposits increased by $34.1 million. For the first nine months of 1999, long-term debt increased by $10.0 million due to Federal Home Loan Bank borrowings used to fund loan demand. Securities sold under agreements to repurchase increased $8.4 million from $36.7 million to $45.1 million as a result of the company's efforts to attract customers with large short-term cash balances which the company invests in like termed securities at a positive interest rate spread.

Consolidated Results of Operations For the Three Months Ended September 30,
1999.

Net income for the Company for the three months ended September 30, 1999, was $1.43 million, an increase of $330,000 or 33% from $1.10 million for the same period of 1998. The Company's annualized return on average assets was 1.03% for the third quarter of 1999, compared to 1.00% for the same period of 1998.

The provision for loan losses increased by $261,400 to $903,400 for the three months ended September 30, 1999, from $642,000 for the three months ended September 30, 1998. The increase was due to loan growth and increased loan charge-offs.

Net interest income before provision for loan losses increased $1.39 million to $7.49 million for the three months ended September 30, 1999, from $6.10 million for the three months ended September 30, 1998, primarily due to increased loan and investment security volume. The Company's net interest margin decreased to 5.91% at September 30, 1999, from 6.15% at September 30, 1998. The decrease was due to the Federal Reserve Board's interest rate cuts in the third and fourth quarters of 1998.

Total non-interest income increased by $200,000 to $1.60 million for the three months ended September 30, 1999, compared to $1.40 million for the same period of 1998, primarily due to an increase in service charges on deposit accounts and other banking and service fees as a result of increased deposits.

Total non-interest expense increased by $910,000 million to $6.02 million for the third quarter of 1999, from $5.11 million for the same period of 1998. Salaries and employee benefits increased by $600,000 as a result of additions to personnel due to growth and annual salary increases.

Consolidated Results of Operations For the Nine Months Ended September 30, 1999.

Net income for the Company for the nine months ended September 30, 1999, was $3.75 million, an increase of $780,000 or 26% from $2.97 million for the same period of 1998. The Company's annualized return on average assets was 0.96% for the first nine months of 1999, compared to 0.95% for the same period of 1998.

The provision for loan losses increased by $590,000 to $2.34 million for the nine months ended September 30, 1999, from $1.75 million for the nine months ended September 30, 1998. The increase was due to loan growth and increased loan charge-offs.

Net interest income before provision for loan losses increased $3.82 million to $20.89 million for the nine months ended September 30, 1999, from $17.07 million for the nine months ended September 30, 1998, primarily due to increased loan and investment security volume. The Company's net interest margin decreased to 5.81% at September 30, 1999, from 6.15% at September 30, 1998. The decrease was due to the Federal Reserve Board's interest rate cuts in the third and fourth quarters of 1998.

Total non-interest income increased by $470,000 to $4.20 million for the nine months ended September 30, 1999, compared to $3.73 million for the same period of 1998, primarily due to an increase in service charges on deposit accounts and other banking and service fees as a result of increased deposits.

Total non-interest expense increased by $2.54 million to $17.00 million for the first nine months of 1999, from $14.46 million for the same period of 1998. Salaries and employee benefits increased by $1.44 million as a result of additions to personnel due to growth, annual salary increases.

Allowance for Loan and Lease Losses and Non-Performing Assets

The following tables set forth the Allowance for Loan and Lease Losses and Non-Performing assets.

                                                                                    (Dollars in thousands)

ALLOWANCE FOR LOAN AND LEASE LOSSES:                              September 30, 1999   December 31, 1998   September 30, 1998
                                                                  -------------------  ------------------  -------------------
Balance beginning of period                                                   $3,875              $3,280               $3,280
Provision for loan and lease losses                                            2,335               2,322                1,752
Net charge-offs                                                                1,338               1,727                1,258
                                                                  ------------------------------------------------------------
Balance end of period                                                         $4,872              $3,875               $3,774
                                                                  ============================================================
Allowance for loan and lease losses to non-performing

loans and leases                                                                1.17%               1.16%                1.19%
Allowance for loan and lease losses to non-performing
loans and leases                                                                 171%                 58%                  57%

NON-PERFORMING ASSETS:                                            September 30, 1999   December 31, 1998   September 30, 1998
                                                                  ------------------   -----------------   ------------------
Accruing loans - 90 days past due                                             $  104              $   79               $   97
Non-accrual loans                                                              2,752               6,566                6,526
Total non-performing loans                                                     2,856               6,645                6,623
Other real estate owned                                                        2,052                 697                1,006
                                                                 ------------------------------------------------------------
Total non-performing assets                                                   $4,908              $7,342               $7,629
                                                                 ============================================================
Potential problem loans and leases                                            $5,753              $3,289               $1,600
Total non-performing assets to total assets                                     0.88%               1.49%                1.69%


Liquidity and Capital Expenditures

The Company's primary sources of funds are customer deposits, loan repayments, and maturities of investment securities. The Company has additional sources of liquidity in the form of borrowings. Borrowings include federal funds purchased, securities sold under repurchase agreements and borrowings from the Federal Home Loan Bank.

On April 28, 1998, the Company notified the holders of its 7.5% Debentures that the Debentures would be called for redemption at 100% of the original principal plus accrued interest on May 29, 1998. The Indenture allowed management to redeem the Debentures at par when the Company's common stock closed at 140% of the exercise price ($16.75) for 30 consecutive trading days. As of April 24, 1998, this condition was met. All of the Debenture holders exercised the conversion privilege resulting in 823,869 shares of common stock being issued and $12.8 million being added to common equity.

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

The direct costs to date of the Company's Year 2000 effort have totaled approximately $302,000. These include allocated salary cost of approximately $89,000 and equipment costs of approximately $180,000. There are indirect costs related to significant amounts of time being spent by existing Company personnel, for development of test plans, test scripts, and for actual testing. Most of this time is spent as part of their normal job responsibilities, with no additional direct cost incurred.

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

                           FIRST STATE BANCORPORATION

Date: November 4, 1999  By: Michael R. Stanford
      ------------------------------------------------------------------------------------------
                            Michael R. Stanford, President & Chief Executive Officer

Date: November 4, 1999  By: H. Patrick Dee
      ------------------------------------------------------------------------------------------
                            H. Patrick Dee, Executive Vice President & Chief Operating Officer

Date: November 4, 1999  By: Brian C. Reinhardt
      ------------------------------------------------------------------------------------------
                            Brian C. Reinhardt, Executive Vice President & Chief Financial Officer