Form 10-K
period 1999-12-31
FIRST STATE BANCORPORATION
filed 2000-03-30
CIK 897861

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934

(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]

For the fiscal year ended December 31, 1999
                          -----------------

                                      or

[   ] Transition Report Pursuant to Section13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]

For the transition period from             to
                               -----------    -----------

Commission file number:       22-25144

                          FIRST STATE BANCORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        NEW MEXICO                                          85-0366665
--------------------------                           ---------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

     7900 JEFFERSON NE
  ALBUQUERQUE, NEW MEXICO                                     87109
---------------------------                          ---------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (505) 241-7500

Securities registered pursuant to Section 12(b) of the Act:


    Title of each class                Name of each exchange on which registered

          NONE                                          NONE
--------------------------------                --------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock
--------------------------------------------------------------------------------
                               (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  No    .
                                        ---    ---

Indicate by check mark if disclosure of the delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates as of March 22, 2000 was $53,520,642 based upon a price of $12.25 per share.

As of March 22, 2000, there were 4,872,486 shares of common stock issued and
                                 ---------
outstanding.

Documents incorporated by reference - none.

                               TABLE OF CONTENTS
                               -----------------

PART I                                                                              Page
------                                                                              ----
Item 1:     Business................................................................  3
Item 2:     Properties..............................................................  9
Item 3:     Legal Proceedings.......................................................  9
Item 4:     Submission of Matters to a Vote of Securities Holders...................  9

PART II
-------
Item 5:     Market for Registrant's Common Equity and Related Stockholder Matters... 10
Item 6:     Selected Financial Data................................................. 10
Item 7:     Management's Discussion and Analysis of Financial Condition and
            Results of Operations................................................... 10
Item 7A:    Quantitative and Qualitative Disclosures About Market Risk.............. 11
Item 8:     Financial Statements and Supplementary Data............................. 11
Item 9:     Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure..................................... 11

PART III
--------
Item 10:    Directors and Executive Officers of the Registrant...................... 11
Item 11:    Executive Compensation.................................................. 13
Item 12:    Security Ownership of Certain Beneficial Owners and Management.......... 18
Item 13:    Certain Relationships and Related Transactions.......................... 19

PART IV
-------
Item 14:    Exhibits, Financial Statement Schedules, and Reports on Form 8-K........ 20

Forward-Looking Statements

Statements which are forward-looking are not historical facts, and involve risks and uncertainties that could cause the Company's results to differ materially from those in any forward-looking statements. These risks include the possible loss of key personnel, need for additional capital should the Company experience faster than anticipated growth, changes in economic conditions, interest rate risk, factors which could affect the Company's ability to compete in its trade areas, changes in regulations and governmental policies, and the risks described in the Company's other Securities and Exchange Commission filings.

                                    PART I

Item 1:  Business.

The Company

First State Bancorporation is a New Mexico-based bank holding company that provides commercial banking services to small- and medium-sized businesses through its subsidiary bank, First State Bank of Taos ("First State Bank" which, together with First State Bancorporation, is referred to herein as the "Company" unless the content indicates otherwise). The Company operates three offices in Taos, six offices in Albuquerque, two offices in Santa Fe, and one office each in Rio Rancho, Los Lunas, Bernalillo, Questa, Placitas, and Moriarty, New Mexico. First State Bank, the largest bank in Taos County, has operated in the county since 1922. The Company acquired three Albuquerque branches in 1991 by merging the business operations of First State Bank with an affiliated bank.
The Company entered the Santa Fe market with the acquisition of First State Bank of Santa Fe (the "Santa Fe Bank") on December 1, 1993. The Santa Fe Bank was merged into First State Bank on June 5, 1994. See " -- History." At December 31, 1999, the Company had total assets, total deposits, and total stockholders' equity of $566.9 million, $463.5 million, and $44.4 million, respectively.

Management's strategy is to provide a business culture in which customers are provided individualized customer service. As part of its operating and growth strategies, the Company is working to (i) place greater emphasis on attracting core deposits from, and providing financial services to, small and medium-sized businesses; (ii) expand operations in the Albuquerque metropolitan area, which consists of Albuquerque, Rio Rancho, Belen, and Los Lunas; Santa Fe, and other strategic areas in New Mexico; (iii) improve asset quality through reductions in nonperforming assets and strict adherence to credit administration standards;
(iv) manage interest rate risk; (v) continue to improve internal operating systems; and (vi) manage non-interest expenses.

Management believes that the Company is well qualified to pursue an aggressive growth strategy throughout New Mexico due to its responsive customer service, its streamlined management structure, the strong community involvement of the Company's management and employees, and recent trends in the New Mexico banking environment. Continued consolidation in the banking industry has led to the acquisition of banks with significant market share in New Mexico by large out-of-state institutions. See "--Growth Strategy." Management believes that, in many cases, the acquiring institutions have shifted the focus of the acquired banks away from the small- and medium-sized businesses that are at the core of the Company's marketing efforts. The Company intends to capitalize on this environment by expanding internally and through de novo branching opportunities, and selective acquisitions.

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

At December 31, 1999, First State Bank was "well capitalized" under regulatory capital guidelines.

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

Since its initial public offering in 1993, the Company has made significant investments in expansion and technology. Since 1993, First State Bank has opened ten new branches which have contributed $185,037 million in deposits and $148,873 million in loans.

During the fourth quarter of 1999, the Company's bank subsidiary opened a mortgage origination division. Management believes that this fee based division will allow the bank to generate fee income from its branch network and construction lending activities as well as attract additional customers.

On December 31, 1999, the Company entered into an agreement providing for the sale of the assets of its subsidiary bank's commercial leasing division in a transaction which closed March 1, 2000. This sale resulted in approximately $64 million of leases being sold. At closing the gain on the sale amounted to approximately $879,000, net of transaction costs. Management intends to use the proceeds from the sale to purchase investment securities, fund loan demand, and reduce borrowing.

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

Community Involvement. First State Bank management and other employees participate actively in a wide variety of civic and community activities and organizations, including local chambers of commerce, ACCION New Mexico, United Way, Boys and Girls Clubs, and Habitat for Humanity. First State Bank also sponsors a number of community-oriented events each year. The Company believes that these activities assist First State Bank through increased visibility and through development and maintenance of customer relationships.

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

Increasing Efficiency. Management believes that investments in technology and facilities made since 1993 and the sale of the leasing division (see - "History") will allow the Company to grow revenues significantly faster than expenses over the next few years. Management believes these investments will allow the Company to expand its asset base without a commensurate increase in non-interest expense.

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

Growth Strategy

The Company expects to pursue an aggressive growth strategy through a combination of internal growth, de novo branching, and selective acquisitions. Several banks that compete with the Company have been acquired by large out-of-state financial institutions since 1993. Management believes that these changes in the competitive environment have caused the acquired banks to significantly alter their operating procedures and their approach to customer service, affording the Company an opportunity to gain profitable new account relationships and to expand existing relationships.

In addition, management believes that there may be attractive opportunities to open new branches and acquire branches of existing or merged institutions in New Mexico. Consolidation in the banking industry and increased regulatory burdens on existing institutions provide a favorable environment for such openings and acquisitions. Management considers a variety of criteria when evaluating potential branch expansion, including (i) the short- and long-term growth prospects for the location, (ii) the management and other resources required to integrate the operations, if desirable, (iii) the degree to which the branch would enhance the geographic diversification of the Company, (iv) the degree to which the branch would enhance the Company's presence in an existing market, and
(v) the costs of operating the branch. The Company will open one new branch in 2000, in Belen, a community approximately 35 miles south of Albuquerque. During the fourth quarter of 1999, the Company opened a mortgage origination division to capitalize on its current customer base and attract additional customers through an expanded product base.

On December 31, 1999, the Company entered into an agreement providing for the sale of its bank subsidiary's leasing division which closed March 1, 2000. This sale will provide additional liquidity, and risk-based capital to accommodate loan demand created by consolidation in the banking industry. Management believes that this will allow for continued growth in its core loan customers more profitably than the growth created by the leasing division.

The Company's goal over the next five years is to create a broad-based, well-capitalized, customer-focused New Mexico financial institution with assets of $600 million to $1 billion. Management believes that a financial institution of this size is large enough to meet the needs of most customers, yet small enough to deliver personal, high-quality service. To accommodate the Company's anticipated growth, management intends to further develop the existing management of the Company and further develop its management information systems and other appropriate internal management systems. There can be no assurance, however, that the Company will achieve its growth objectives.

Market Areas and Banks

Markets.  First State Bank serves three distinct market areas within New Mexico:
Taos County, the Albuquerque metropolitan area (Bernalillo, Sandoval, and Valencia counties, and Santa Fe. Taos County is a popular year-round recreation and tourist area. Ski and golf resorts in the area attract visitors from throughout the southwestern and western United States. Taos also has an active art community catering to the tourist trade.

The Albuquerque metropolitan area is the largest metropolitan area in New Mexico and is the financial center of the state. It has a diverse economy centered around federal and state government, military, service, and industries of technology. Military facilities include Kirtland Air Force Base and Sandia National Laboratories. A number of companies, including Intel, Lockheed Martin, Taco Bell, Sumitomo, General Mills, America Online and Victoria's Secret, have initiated or expanded operations in the area in the past several years.

Santa Fe is the state capital of New Mexico. Its principal industries are government and tourism. Like Taos, Santa Fe is widely known for its southwestern art galleries and amenities, including the Santa Fe Opera. Santa Fe is one of the largest art markets in the United States, attracting visitors from all parts of the United States and many foreign countries.

First State Bank's operations are divided into five regions: Taos which includes Taos county; Santa Fe which includes Santa Fe county; Albuquerque which includes Bernalillo county; Los Lunas which includes Valencia and Torrance counties; and Rio Rancho which includes Sandoval county.

First State Bank. The following table sets forth certain information concerning the banking offices of First State Bank as of December 31, 1999:

                                                         Total
                              Number of    Total        Loans and
           Location           Facilites   Deposits       Leases
----------------------------  ---------  ----------   -------------
                                         (Dollars in the thousands)

First State Bank (by Region):

     Taos...................      4       $ 95,084      $ 41,221

     Santa Fe...............      2         98,976        55,396

     Albuquerque............      6        181,284       243,523

     Los Lunas..............      2         31,497        47,933

     Rio Rancho.............      3         58,470        40,565
                              ---------  ----------  -------------
           Total                 17       $465,311      $428,638
                              =========  ==========  =============

First State Bank offers a full range of financial services to commercial and individual customers, including checking accounts, short- and medium-term loans, revolving credit facilities, inventory and accounts receivable financing, equipment financing, residential and small commercial construction lending, residential mortgage loans, various savings programs, installment and personal loans, safe deposit services, and credit cards.

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

The following is a summary of the Company's percentage of its deposits to total deposits of FDIC insured institutions in the counties in which it does business as of June 30, 1999:

                         Taos.................  41.32%
                         Bernalillo...........   3.86%
                         Santa Fe.............   7.54%
                         Sandoval.............  20.64%
                         Valencia.............   7.04%
                         Torrance.............   4.36%

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

Employees

As of December 31, 1999, the Company had 248 full-time equivalent employees.
The Company places a high priority on staff development, training, and selective hiring. New hires are selected on the basis of both technical skills and customer-service capabilities. Staff development involves training in marketing, customer service, and regulatory compliance. None of the Company's employees is covered by a collective bargaining agreement with the Company, and management believes that its relationship with its employees is good.

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

Item 2:  Properties.

With the exception of its Main and Southside facilities in Taos, the Journal Center facility in Albuquerque, and the Bernalillo facility, which are owned by First State Bank, the Company leases its banking facilities. See Item 13:
"Certain Relationships and Related Transactions." The following table shows the size and age of each of the banking facilities owned or leased by the Company:



                                                                 Approximate
                                                              building area now
                              Approximate       Approximate  utilized for banking  Year constructed
                               land area       building area      services                or
                               (sq. ft.)         (sq. ft.)        (sq. ft.)         last renovated
                             ------------       -----------      ----------       -----------------
Facilities (by Region):
Taos
     Main...............        19,800            8,940             8,940           Renovated 6-93
     Northside..........        45,215            2,239             2,239           Renovated 9-95
     Questa.............        17,947            1,050             1,050           Renovated 8-93
     Southside..........        36,590            5,550             5,550           Renovated 9-92
Santa Fe
     San Mateo..........        62,334            6,955             6,955           Renovated 11-95
     Downtown...........         5,100            2,116             2,116           Constructed 12-95
Albuquerque
     Lomas..............         9,199            9,199             9,199           Renovated 3-95
     Carlisle...........        16,256            1,880             1,880           Constructed 9-95
     Montgomery.........        14,514            3,742             3,742           Renovated 11-93
     Sycamore...........        45,834            5,164             4,173           Constructed 9-94
     Journal Center.....       158,384           18,390            18,390           Renovated 3-98
     Petroglyph.........        26,125            2,134             2,134           Constructed 4-99
     Operations Center..        69,755           27,567            23,118           Constructed 8-99
Rio Rancho
     Rio Rancho.........        50,214            5,500             4,000           Constructed 3-95
     Placitas...........           807              807               807           Constructed 9-94
     Bernalillo.........        43,539            4,610             4,610           Constructed 8-96
Los Lunas
     Los Lunas..........        57,243            4,327             4,327           Constructed 8-95
     Moriarty...........         1,900            1,900             1,900           Constructed 12-97


Item 3:  Legal Proceedings

Periodically and in the ordinary course of business, various claims and lawsuits are brought against the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Company's business. In the opinion of the Company's management, the ultimate liability, if any, resulting from known claims or lawsuits will not have a material adverse effect on the financial position or results of operations of the Company.

Item 4:  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1999.

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

On November 15, 1999, the Company affected a 3-for-2 split of its common stock. All references to number of shares and per-share computations and amounts have been restated to reflect the common stock split.


                                                   High    Low
                                                 ----------------
                  1999
                  ----
                  First Quarter..............     $13.54  $12.33
                  Second Quarter.............     13.50   12.04
                  Third Quarter..............      17.17   12.96
                  Fourth Quarter.............     15.33   13.00
                  1998
                  ----
                  First Quarter..............     $18.50  $12.50
                  Second Quarter.............     18.25   15.17
                  Third Quarter..............      16.67   11.37
                  Fourth Quarter.............     14.00   11.00
                  1997
                  ----
                  First Quarter..............     $10.75  $ 9.67
                  Second Quarter.............     11.67    8.57
                  Third Quarter..............      13.67   11.00
                  Fourth Quarter.............     14.42   11.33


The last reported sale price of the Company's Common Stock on March 15, 2000, was $11.375 per share. As of March 15, 2000, there were approximately 94 shareholders of record, not including shareholders who beneficially own Common Stock held in nominee or street name.

Dividend Policy

The Company paid cash dividends of $1.2 million or $0.23 per share in 1999, $790,306 or $0.17 per share in 1998, and $522,870 or $0.14 per share in 1997, which amounted to 22.29% , 18.76%, and 15.70% of net income in 1999, 1998, and 1997, respectively. The declaration and payment of cash dividends are determined by the Board of Directors in light of the earnings, capital requirements, and financial condition of the Company, and other relevant factors. The ability of the Company to pay cash dividends depends on the amount of cash dividends paid to it by First State Bank and the capital position of the Company. Capital distributions, including dividends, by First State Bank are subject to federal and state regulatory restrictions tied to its earnings and capital.

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

Item 7A: Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosures About Market Risk are filed as part of this report and appear within Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption Asset/Liability Management.

Item 8:  Financial Statements and Supplementary Data.

The Company's financial statements are filed as a part of this report and appear immediately following the Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                   PART III

Item 10:  Directors and Executive Officers of the Registrant.

The following table sets forth information concerning the directors and executive officers of the Company.

            Name                        Age                        Company
            ----                        ---                        -------

Michael R. Stanford (1)                  47  President, Chief Executive Officer, and Director
H. Patrick Dee                           45  Executive Vice President, Chief Operating Officer,
                                             Secretary, Treasurer, and Director
Brian C. Reinhardt                       41  Executive Vice President and Chief Financial Officer
Eloy A. Jeantete (1)                     72  Chairman of the Board and Director
Leonard J. DeLayo, Jr. (2)               51  Director
Bradford M. Johnson (1)(2)               49  Director
Douglas M. Smith, M.D.(1)(2)             66  Director
Herman N. Wisenteiner (1)(3)             69  Director
Marshall G. Martin (1)                   61  Director
Kevin L. Reid (3)                        39  Director
-------------------

(1)  Member of Executive Committee
(2)  Member of Audit Committee
(3)  Member of Compensation Committee

Each officer of the Company serves at the discretion of the Board of Directors. There are no family relationships among any of the directors, officers, or key employees of the Company. The current authorized number of directors of the Company is ten.

Michael R. Stanford, a Director of the Company since its organization in 1988, is President and Chief Executive Officer of the Company and First State Bank. Mr. Stanford's entire career has been in the banking industry. Prior to joining First State Bank in 1987, Mr. Stanford spent five years with New Mexico Banquest Corporation as Senior Vice President in charge of loan administration. Mr. Stanford is President of the New Mexico Bankers Association. In addition, Mr. Stanford is involved in a variety of civic organizations. See "Certain Relationships and Related Transactions - Operations Building."

H. Patrick Dee has been a Director of the Company since 1991 and presently serves as Executive Vice President, Chief Operating Officer, and Secretary/Treasurer of the Company, and Executive Vice President and Chief Operating Officer of First State Bank, a position he has held since December 1991. Prior to joining the Company, Mr. Dee spent four years with New Mexico Banquest Corporation and, after its acquisition by

Livingston & Co. Southwest, LP in 1988, with NBA. In 1989, Mr. Dee became Senior Vice President and Chief Financial Officer of Livingston & Co. Southwest, LP. Mr. Dee is a certified public accountant. See "Certain Relationships and Related Transactions -Operations Building."

Brian C. Reinhardt, an Executive Vice President and Chief Financial Officer of the Company, joined First State Bank in September 1994. Prior to joining First State Bank, Mr. Reinhardt was a Senior Manager with KPMG LLP. Mr. Reinhardt joined KPMG LLP in 1984.

Eloy A. Jeantete, a Director of the Company since August 1993 and Chairman of the Board since January 1994, joined First State Bank 53 years ago as a bookkeeper and has spent his entire working career with First State Bank rising to his present position of Chairman of the Board of the Company. As a lifetime resident of Taos, N.M., Mr. Jeantete has accumulated a long list of civic achievements and community involvement, culminating with his election in 1990 as Mayor of Taos, New Mexico, a position he held until March 1994.

Leonard J. DeLayo, Jr., a Director of the Company since November 1993, served as a director of First State Bank from 1988 to January 1992. Mr. DeLayo has been engaged in a general corporate and commercial law practice in New Mexico since 1974 and is the President and sole shareholder of Leonard J. DeLayo, Jr., P.C., which currently provides legal services to the Company and First State Bank as outside counsel. Mr. DeLayo serves on the Albuquerque Board of Education. See "Certain Relationships and Related Transactions - Legal Services."

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

Herman N. Wisenteiner, a Director of the Company since November 1993, is President and Chief Executive Officer of Horn Distributing Company, a real estate holding company which he founded in 1971 in Santa Fe, New Mexico. In addition to his many civic activities in northern New Mexico, from 1984 to 1993 Mr. Wisenteiner was also Chairman and Chief Executive Officer of CLX Exploration Inc., a publicly traded oil and natural gas exploration and production company headquartered in Denver, Colorado and served as a Director of First Interstate Bank, Santa Fe, New Mexico from 1980 to 1993. See "Certain Business Relationships and Related Transactions - Santa Fe Branch Location."

Marshall G. Martin, a Director of the Company since June 1997, is a senior partner with the law firm of Hinkle, Hensley, Shanor, & Martin, LLP, a position he has held since June 1997, and prior to January of 1997. For the period from January 1997 through June 1997 Mr. Martin was Vice President-General Counsel of Solv-Ex Corporation which filed for chapter 11 bankruptcy reorganization in August 1997 and which emerged from bankruptcy in 1998. Hinkle, Hensley, Shanor & Martin, LLP, is the Company's corporate counsel. See "Certain Business Relationships and Related Transactions - Legal Services." Mr. Martin is involved in a variety of civic organizations.

Kevin L. Reid, is President and Owner of Reid & Associates, a design/build construction company, a position he has held since 1997, when he assumed the presidency of Reid & Elliott and changed the name of the Company to Reid & Associates. Mr. Reid co-founded Reid and Elliott in 1991. See "Certain Relationships and Related Transactions - Operations Building."

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

Based solely on review of the copies of such forms furnished to the Company, or written representations that no other forms were required, the Company believes that during the fiscal year ended December 31, 1999, except as noted below, all
Section 16(a) filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with. Eloy A. Jeantete and Kevin L. Reid failed to timely file Form 4 for activity in the Company's common stock.

Item 11:  Executive Compensation.

The following tables set forth the compensation paid by the Company to the three executive officers of the Company and one officer of the bank subsidiary who received in excess of $100,000 in cash compensation.

                                                                                                       Long Term Compensation
                                                                                                       ----------------------
                                                                               Annual Compensation             Stock
Name and                                                                       -------------------
Principal Position                        Year                Salary ($)         Bonus ($)  Other ($)(1)  Options Granted (#)
----------------------------------------------------------------------------------------------------------------------------
Michael R. Stanford                               1999                $250,000         --    $47,188                   7,500
  President and Chief                             1998                $250,000   $ 50,000    $50,370                      --
  Executive Officer                               1997                $220,833         --    $50,405                  30,000

H. Patrick Dee                                    1999                $175,000         --    $42,183                   5,250
  Secretary and                                   1998                $175,000   $ 35,000    $47,538                      --
  Treasurer                                       1997                $154,583         --    $46,097                  15,000

W. Gary Millhollon                                1999                $ 70,000   $249,712    $ 8,100                      --
   Senior Vice President                          1998                $ 70,000   $157,146    $ 8,100                      --
   Bank Subsidiary                                1997                $ 70,000   $126,874    $ 8,100                      --
   Leasing division

Brian C. Reinhardt                                1999                $111,930   $  2,502    $ 7,922                  21,000
 Executive Vice                                   1998                $106,000   $  6,000    $ 9,795                      --
 President and Chief                              1997                $ 86,563   $  3,000    $ 8,540                  15,000
 Financial Officer
---------------------------------

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

                  Aggregated Option Exercises in Fiscal Year
                  ------------------------------------------
                       and Fiscal Year-End Options Value
                       ---------------------------------

                                                  Number of Unexercised     Value of In-the-Money
                          Shares        Value      Options at 12/31/99 (#)   Options at 12/31/99 ($)
                       Acquired on    Realized        Exercisable /           (1) Exercisable /
Name                   Exercise (#)     ($)           Un-exercisable            Un-exercisable
---------------------------------------------------------------------------------------------------
Michael R. Stanford         --              --            123,168                  $919,434
                                                           18,000                  $ 73,500
H. Patrick Dee           3,000         $31,200             72,675                  $538,781
                                                           10,200                  $ 46,050
Brian C. Reinhardt          --              --             16,950                  $ 50,813
                                                           27,000                  $ 13,500
---------------------

 (1)  The closing price of the Company's Common Stock on December 31, 1999, was
                                  $13.75 per share.

                                                Option/SAR Grants in Last Fiscal Year
                                                       [Individual Grants]
---------------------------------------------------------------------------------------------------
                         Number of   Percent of total
                        securities     options/SARs
                        underlying      granted to      Exercise or                     Grant Date
                       options/SARs    employees in      base price      Expiration       Present
     Name               granted (#)     fiscal year       ($/Sh)           date           Value(1)
-------------------    ------------    ------------    -------------   -------------    -----------
Michael R. Stanford       7,500           7.30%          $ 6.00          4/23/2009       $ 63,469
H. Patrick Dee            5,250           5.11%          $ 6.00          4/23/2009       $ 44,428
Brian C. Reinhardt       21,000          20.44%          $16.08          7/23/2009       $154,560
---------------------

(1) Options were valued using the Black-Scholes option pricing model, which generates a theoretical value based upon certain factors and assumptions. Therefore, the value which is calculated is not intended to predict future prices of the Company's Common Stock. The actual value of a stock option, if any, is dependent on the future price of the stock, overall stock market conditions, and continued service with the Corporation. The grant date present value has not been adjusted for the impact of income tax to the option holder. There can be no assurance that the values reflected in this table or any other value will be achieved. In addition to the stock value at the date of grant and the exercise price, the following assumptions were used to calculate the values in the table: divided yield of 1.5%; volatility of 58%; risk-free interest rate of 4.6%; and expected lives of 5 years for Mr. Stanford and Mr. Dee; divided yield of 1.6% volatility of 36%; risk-free interest rate of 4.74%; and expected life of 5 years for Mr. Reinhardt.

Executive Insurance

First State Bank has key-person insurance policies on each of Messrs.
Stanford and Dee. Under these policies, First State Bank is named as beneficiary of $480,000 of term life insurance on Mr. Stanford and $572,708 of term life insurance on Mr. Dee (the "Term Life Policies"). In addition, First State Bank also pays the premiums on $795,553 of additional universal life insurance for Mr. Stanford and $987,292 of additional whole life insurance for Mr. Dee under which each of these individuals is able to name the beneficiary (the "Whole Life Policies"). Under the provisions of the part of Term Life Policies for Mr. Dee the amount of term insurance under is gradually decreased over a period of 10 years. However, First State Bank's premium payments are kept level during the entire 10 year period with the excess premiums from the Term Life Policy being applied to the Whole Life Policy. As a result of the increasing portion of the premiums which are allocated to the Whole Life Policy, at the end of the 10 year period the Whole Life Policy will be fully paid. Upon termination of employment, the Whole Life Policy would be transferable to Mr. Dee, who could elect to continue making the premium payment if such termination occurred prior to the tenth year of the policy. The annual premium which will be paid for the Whole Life Policy will constitute compensation to Mr. Dee.

Stock Option Agreement

Under the terms of a stock option agreement, Michael R. Stanford can exercise an option to purchase 9,918 shares of Common Stock at a price of $3.34 per share. As originally granted, the option allowed Mr. Stanford to purchase up to 10% of the common stock of New Mexico Bank Corporation ("NMBC"), the parent holding company of NBA, at the book value of the NMBC common stock as of November 19, 1990. In December 1991, the option was converted to an option to purchase the Company's Common Stock when NMBC was merged into the Company. The option may be exercised at any time by Mr. Stanford and will expire on October 12, 2003.

Executive Income Protection Plan

The Company has an Executive Income Protection Plan (the "Plan") with the following participants: H. Patrick Dee, Brian C. Reinhardt, and Michael R. Stanford, which provides for benefits upon a Control Change. Following a Control Change (as defined in the Plan), the Plan provides for a three-year employment term and specifies the employee's position, salary, bonus, and benefits payable during that period. If the employee (i) resigns; (ii) is discharged for any reason other than cause, death, or disability; (iii) experiences a Reduction in Position (as defined in the Plan) within a three-year period beginning on the date of the Control Change, then the employee shall have income protection benefits consisting of (a) a compensation benefit, payable in a single sum, equal to three times his Compensation (as defined in the Plan) (b) the same level of fringe benefits as existed on the date of the Control Change for a period ending three years after the Control Change including, without limitation, any plan or arrangement to receive and exercise stock options and/or stock appreciation rights, restricted stock or grants thereof in which the employee is participating on the date of the Control Change (or plans or arrangements providing him with substantially similar benefits); (c) an amount equal to the employee's non-vested accrued benefit in the Company's retirement plans, determined as of the last valuation date under such plans, if the employee is not fully vested under the terms of such plans; (d) up to a maximum of 30 percent of his Compensation for out-placement services for the employee; and (e) a lump sum payment at the same time as the compensation payment described in (a) above, if the Company has purchased a split-dollar life insurance policy on the life of an employee.

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

Compensation of Directors

Each director who is not an employee of the Company (the "Outside Directors") is paid an annual fee of $3,000 in 1999 and $5,000 thereafter, and $500 for board and committee meetings in 1999 and a per meeting fee of $1,000 for board meetings, and $500 for committee meetings thereafter, and will be reimbursed for expenses incurred in attending meetings of the Board of Directors and the committee meetings of the Board of Directors.

Section 401(k) Plan

In 1991 the Company adopted a tax-qualified profit sharing 401(k) plan (the "Saving Plan") covering all employees who have attained 21 years of age and have completed one year of service with the Company. Each participant in the Saving Plan may reduce his or her salary by as much as the lesser of 20% of his or her compensation or $10,000, in 1999. The dollar limit is adjusted each year for inflation. The Company is required to make matching contributions of up to 50% of the first 6% of a participant's deferred compensation up to a maximum of 3%. The Company may, but is not required to, contribute additional amounts to the Saving Plan. Any such additional amounts are allocated to the accounts of participants who were active participants on the last day of the plan year or who retired or died or were disabled during the plan year. The allocation is in proportion to the eligible participants' compensation. During 1999, 1998, and 1997, First State Bank made contributions to the Saving Plan of approximately $161,000, $146,000, and $125,000, respectively.

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

Incentive Plans

Effective October 5, 1993, the Company adopted the First State Bancorporation 1993 Stock Option Plan (the "Stock Option Plan"), which provides for the granting of options to purchase up to 600,000 shares of the Company's common stock. Exercise dates and prices for the options are set by a committee of the Board of Directors. The Stock Option Plan also provides that options other than those qualifying as incentive stock options may be granted.

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

Item 12:  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 15, 2000, by (i) each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, based on information furnished by such owners, the Company believes that the stockholders listed below have sole investment and voting power with respect to their shares. Unless otherwise indicated, the address of such person is the Company's address, 7900 Jefferson NE., Albuquerque, New Mexico 87109.

   Name                                           Number of Shares Owned          Percentage of Shares Owned
------------------------------------------------------------------------------------------------------------
Hovde Capital, Inc.
1826 Jefferson Place, NW
Washington, DC 20036                                      471,465          (1)                9.58%
John Hancock Advisors, Inc.
101 Humington Avenue
Boston, MA  02199                                         262,687                             5.34%
Darma Properties, Inc.
14 South Swinton Ave.
Delray Beach, FL 33444                                    369,450                             7.51%
Michael R. Stanford                                       180,183          (2)                3.57%
H. Patrick Dee                                             98,125          (3)                1.96%
Eloy A. Jeantete                                            2,000                               *
Leonard J. DeLayo, Jr.                                    132,803          (4)                2.69%
Bradford M. Johnson                                       246,012                             5.00%
Douglas M. Smith, M.D.                                     35,625                               *
Herman N. Wisenteiner                                      14,758                               *
Marshall G. Martin                                          1,105                               *
Kevin L. Reid                                               4,500                               *
Brian C. Reinhardt                                         15,686          (5)                  *
All executive officers and directors as
 a group (10 persons)                                     730,797                            14.72%
-----------------------------------------

* Less than 1%
(1) Represents the aggregate shares held by Hovde Capital, Inc. and its affiliates: Financial Institution Partners, LP, Financial Institution Partners II, LP, Hovde Capital, LLC, and Hovde Acquisition, LLC.

(2) Includes 9,918 shares that are subject to an option exercisable at $3.34 per share, 93,750 shares that are subject to an option which is exercisable at $5.60 per share, and 18,000 shares that are subject to an option exercisable at $11.50 per share, and 1,500 shares exercisable at $6.00 per share.

(3) Includes 62,625 shares that are subject to an option which is exercisable at $5.60 per share, 9,000 shares that are subject to an option exercisable at $11.50 per share, and 1,050 shares that are subject to an option exercisable at $6.00 per share.

(4) Includes 18,750 shares that are subject to an option which is exercisable at $5.60 per share.

(5) Includes 3,750 shares that are subject to an option which is exercisable at $5.60 per share, and 9,000 shares that are subject to an option exercisable at $11.50 per share.

Item 13:  Certain Relationships and Related Transactions.

Credit Transactions

The executive officers, directors and principal stockholders of the Company and the Bank, and members of their immediate families and businesses in which these individuals hold controlling interests, are customers of the Bank and it is anticipated that such parties will continue to be customers of the Bank in the future. Credit transactions with these parties are subject to review by the Bank's Board of Directors. All outstanding loans and extensions of credit by the Bank to these parties were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and in the opinion of management did not involve more than the normal risk of collectability or present other unfavorable features. At December 31, 1999, the aggregate balance of the Bank's loans and advances under existing lines of credit to these parties was $1,615,458, or 0.38% of the Bank's total loans. All payments of principal and interest on these loans are current. These loans represented 3.64% of the Company's equity as of December 31, 1999.

Legal Services

Mr. DeLayo was a director of First State Bank from 1988 through January 1992, was a director of the Santa Fe Bank from March 1993 to June 1994 and was appointed as a director of the Company in November 1993. Mr. DeLayo acts as general counsel to the Company and First State Bank. Mr. DeLayo and his firm, Leonard J. DeLayo, P.C., are involved in representing the Company in numerous collection matters. The Company paid Mr. DeLayo's firm approximately $284,000, $219,000, and $205,000 for its services in 1999, 1998 and 1997.

Marshall G. Martin was elected to the Board as a director in June 1997. Mr Martin is a partner in the firm of Hinkle, Cox, Eaton, Coffield & Hensley, LLP, which serves as the Company's corporate counsel. The Company paid Hinkle, Cox, Eaton, Coffield & Hensley, LLP, approximately $33,000, $32,000 and $85,000 for its services in 1999, 1998 and 1997, respectively.

Santa Fe Branch Location

The Downtown Santa Fe location was constructed on land owned by Herman Wisenteiner, a Director of the Company. The Company is leasing the site from Mr. Wisenteiner for an initial term of 15 years. Lease payments made to Mr. Wisenteiner were $65,600 for 1999, $63,700 for 1998, and $61,800 in 1997,
respectively. In the opinion of management, the lease is on terms similar to other third-party commercial transactions in the ordinary course of business.

Operations Building

The Company has sold a property it held for construction of an operations building to a limited liability company with its managing member a corporation controlled by Kevin L. Reid with ownership interests by Michael R. Stanford, H. Patrick Dee and certain officers of First State Bank. This company constructed a building in which FSBT leases significant space for bank operations under a lease agreement with a 15 year initial term. Lease payments were $145,060 for the final three months in 1999. In the opinion of management, this transaction and the related lease are on terms similar to other third-party transactions in the ordinary course of business.

                                    PART IV

Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Exhibits.

Number   Description of Exhibits
------   -----------------------
 3.1     Restated Articles of Incorporation of First State Bancorporation.   (1)

 3.2 Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (5)

 3.3     Bylaws of First State Bancorporation.  (5)

 4.1     Shareholder Protection Rights Agreement dated October 25, 1996.  (3)

10.1     Stock Option Plan of the Company.  (6)

10.2     Stock Option Agreement with Michael R. Stanford.  (2)

10.3     Executive Income Protection Plan.   (4)

  21     Subsidiaries of Registrant  (2)

  23     Consent of KPMG LLP  (7)

  27     Financial Data Schedule.  (7)
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

(5) Incorporated by reference from the Company's 10-KSB for the year ended December 31, 1997.

(6) Incorporated by reference from the Company's Registration Statement on Form S-8, Commission File No. 333-92795, declared effective December 15, 1999.

(7) Filed Herewith.

Financial Statement Schedules

 Exhibit 27

Reports on Form 8-K.

 None

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FIRST STATE BANCORPORATION


                                         By:   Michael R. Stanford
                                             ---------------------------
                                               Michael R. Stanford, President
Dated: March 27, 2000

In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates stated.

       Signatures                             Title                           Date
----------------------------------------------------------------------------------------
                              President and Chief Executive Officer
  Michael R. Stanford     and a Director  (Principal Executive Officer)  March 27, 2000
-------------------------                                               ----------------
Michael R. Stanford

      Eloy A. Jeantete                      Director                     March 27, 2000
-------------------------                                               ----------------
Eloy A. Jeantete

                                            Director
-------------------------                                               ----------------
Leonard J. DeLayo, Jr.

                                            Director
-------------------------                                               ----------------
Bradford M. Johnson

                                            Director
-------------------------                                               ----------------
Douglas M. Smith, M.D.

  Herman N. Wisenteiner                     Director                     March 27, 2000
-------------------------                                               ----------------
Herman N. Wisenteiner
                                    Executive Vice President,
     H. Patrick Dee            Secretary, Treasurer and a Director       March 27, 2000
-------------------------                                               ----------------
H. Patrick Dee
                           Executive Vice President,  Chief Financial
   Brian C. Reinhardt      Officer, and Principal Accounting Officer     March 27, 2000
-------------------------                                               ----------------
Brian C. Reinhardt

   Marshall G. Martin                       Director                     March 27, 2000
-------------------------                                               ----------------
Marshall G. Martin

   Kevin L. Reid                            Director                     March 27, 2000
-------------------------                                               ----------------
Kevin L. Reid

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                    Page
                                                                                                    ----

Financial Highlights..............................................................................     1

Management's Discussion and Analysis of Financial Condition and Results of Operations.............     3

Independent Auditors' Report......................................................................    15

Consolidated Balance Sheets as of December 31, 1999, and 1998.....................................    16

Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998, and 1997.......    17

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1999,
1998, and  1997...................................................................................    18

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999,
1998, and 1997....................................................................................    19

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998, and 1997.......    20

Notes to Consolidated Financial Statements........................................................    21

                                                                                 FINANCIAL HIGHLIGHTS
                                                                               Years ended December 31,
                                                            --------------------------------------------------------------
                                                                1999         1998         1997         1996         1995
                                                            ----------   ----------   ----------   ----------   ----------
                                                                     (Dollars in thousands, except per share data)
Income Statement Data:
Interest income...........................................  $   43,146   $   36,542   $   31,765   $   25,681   $   20,692
Interest expense..........................................      14,686       13,142       12,272        9,617        7,385
                                                            ----------   ----------   ----------   ----------   ----------
Net interest income.......................................      28,460       23,400       19,493       16,064       13,307
Provision for loan and lease losses.......................       3,075        2,322        1,537        1,231          418
                                                            ----------   ----------   ----------   ----------   ----------
Net interest income after provision for loan and lease
 losses...................................................      25,385       21,078       17,956       14,833       12,889

Net gain (loss) on call or sale of securities.............          --           --           --           10          (19)
Other non-interest income.................................       5,874        5,053        4,474        2,924        1,702
Loss from credit card processing operation................          --           --           --           --       (1,208)
Non-interest expense......................................      23,208       19,674       17,426       14,590       10,926
                                                            ----------   ----------   ----------   ----------   ----------
Income before income taxes and minority interest..........       8,051        6,457        5,004        3,177        2,438
Income tax expense........................................       2,845        2,245        1,674        1,116          763
                                                            ----------   ----------   ----------   ----------   ----------
Income before minority interest...........................       5,206        4,212        3,330        2,061        1,675
Minority interest.........................................          --           --           --           --           --
                                                            ----------   ----------   ----------   ----------   ----------
Net income................................................  $    5,206   $    4,212   $    3,330   $    2,061   $    1,675
                                                            ==========   ==========   ==========   ==========   ==========

Per Share Data:
Net income per diluted share..............................  $     1.01   $     0.85   $     0.81   $     0.60   $     0.52
Book value................................................        9.03         8.61         7.15         6.46         5.92
Tangible book value.......................................        9.18         8.47         6.93         6.17         5.51
Dividends paid............................................        0.23         0.17         0.14         0.13         0.10
Market price end of period................................      13.750       13.833       14.250       10.000        8.084
Average diluted common shares outstanding.................   5,142,543    5,264,638    4,804,627    3,907,923    3,855,347

Average Balance Sheet Data:
Total assets..............................................  $  534,770   $  431,358   $  361,970   $  285,628   $  229,382
Loans and leases..........................................     387,878      308,338      272,816      218,776      164,172
Investment securities.....................................     102,281       74,857       48,795       35,611       34,250
Federal funds sold........................................       3,455        8,724        5,500        2,770        6,717
Deposits..................................................     431,392      363,294      309,767      242,366      195,079
Stockholders' equity......................................      44,446       37,315       24,683       18,313       16,817

Performance Ratios:
Return on average assets..................................        0.97%        0.98%        0.92%        0.72%        0.73%
Return on average common equity...........................       11.71        11.29        13.49        11.25         9.96
Net interest margin.......................................        5.77         5.97         5.96         6.25         6.49
Efficiency ratio..........................................       67.59        69.15        72.71        76.84        72.80
Earnings to fixed charges:
     Including interest on deposits.......................        1.55x        1.49x        1.40x        1.33x        1.49x
     Excluding interest on deposits.......................        4.54x        5.41x        4.30x        3.56x        4.76x

Asset Quality Ratios:
Nonperforming assets to total loans, leases and other
 real estate owned........................................        1.10%        2.19%        1.57%        1.17%        1.60%

Net charge-offs to average loans and leases...............        0.40         0.56         0.28         0.26         0.02
Allowance for loan and lease losses to total loans........        1.26         1.16         1.14         1.00         1.01
Allowance for loan and lease losses to nonperforming
 loans....................................................      192.00        58.00       101.52       153.52        81.58


Capital Ratios:
Leverage ratio............................................        7.86%        8.75%        6.65%        6.17%        6.55%
Average stockholders' equity to average total assets......        8.31         8.65         6.82         6.41         7.33
Tier 1 risk-based capital ratio...........................        9.53        11.41         8.30         7.40         7.80
Total risk-based capital ratio............................       10.55        12.43        13.38         8.30         8.70

                                                                   SELECTED QUARTERLY FINANCIAL DATA
                                                                                 1999
                                                           -------------------------------------------------
                                                           Fourth Qtr   Third Qtr    Second Qtr   First Qtr
                                                           ----------   ----------   ----------   ----------
                                                             (Dollars in thousands, except per share data)
Income Statement Data:
Interest income.........................................   $   11,658   $   11,304   $   10,363   $    9,821
Interest expense........................................        4,084        3,814        3,474        3,315
                                                           ----------   ----------   ----------   ----------
Net interest income.....................................        7,574        7,490        6,889        6,506
Provision for loan and lease losses.....................          739          903          688          744
                                                           ----------   ----------   ----------   ----------
Net interest income after provision for loan............        6,835        6,587        6,201        5,762
 and lease losses
                                                           ----------   ----------   ----------   ----------
Other non-interest income...............................        1,676        1,599        1,292        1,308
Non-interest expense....................................        6,216        6,024        5,624        5,345
Income tax expense......................................          840          735          642          628
                                                           ----------   ----------   ----------   ----------
Net income..............................................   $    1,455   $    1,427   $    1,227   $    1,097
                                                           ==========   ==========   ==========   ==========
Net interest margin.....................................        5.84%        5.91%        5.72%        5.75%
                                                           ==========   ==========   ==========   ==========

Per Share Data:
Net income per diluted share............................   $     0.29   $     0.28   $     0.24   $     0.21
Book value..............................................         9.03         8.81         8.58         8.73
Tangible book value.....................................         9.18         8.89         8.63         8.65
Dividends paid..........................................         0.06         0.06         0.06         0.05
Average diluted common shares outstanding...............    5,063,689    5,065,101    5,184,414    5,255,339

                                                                                  1998
                                                           -------------------------------------------------
                                                           Fourth Qtr   Third Qtr    Second Qtr   First Qtr
                                                           ----------   ----------   ----------   ----------
                                                             (Dollars in thousands, except per share data)
Income Statement Data:
Interest income.........................................   $    9,693   $    9,388   $    8,999   $    8,462
Interest expense........................................        3,364        3,292        3,240        3,245
                                                           ----------   ----------   ----------   ----------
Net interest income.....................................        6,329        6,096        5,759        5,217
Provision for loan and lease losses.....................          570          642          555          555
                                                           ----------   ----------   ----------   ----------
Net interest income after provision for loan............        5,759        5,454        5,204        4,662
 and lease losses
                                                           ----------   ----------   ----------   ----------
Other non-interest income...............................        1,318        1,365        1,254        1,116
Non-interest expense....................................        5,218        5,112        4,865        4,480
Income tax expense......................................          616          610          560          459
                                                           ----------   ----------   ----------   ----------
Net income..............................................   $    1,243   $    1,097   $    1,033   $      839
                                                           ==========   ==========   ==========   ==========
Net interest margin.....................................        5.81%        6.15%        6.19%        5.92%
                                                           ==========   ==========   ==========   ==========
Per Share Data:
Net income per diluted share............................   $     0.24   $     0.21   $     0.21   $     0.19
Book value..............................................         8.61         8.43         8.23         7.34
Tangible book value.....................................         8.47         8.27         8.09         7.13
Dividends paid..........................................         0.05         0.04         0.04         0.04
Average diluted common shares outstanding...............    5,246,471    5,267,457    5,279,265    5,262,782


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF
       OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


General

     The Company's net income increased to $5.2 million in 1999, from $4.2 million in 1998, and $3.3 million in 1997. The increase in net income was primarily due to an increase in net interest income to $28.5 million in 1999, from $23.4 million in 1998, and $19.5 million in 1997. The increase in net interest income was due to increases in loans and leases, and increases in investment securities. The increase in net interest income was partially offset by increases in non-interest expense to $23.2 million in 1999, from $19.7 million in 1998, and $17.4 million in 1997. The increases in net interest income and non-interest expense resulted from the Company's expansion strategy which is to increase market share by capitalizing on the dislocation of customers caused by continued consolidation in the banking industry. Total assets have grown to $566.9 million in 1999, from $493.7 million in 1998. Total deposits have grown to $463.5 million in 1999, from $409.0 million in 1998.

     On December 31, 1999, the Company entered into an agreement providing for the sale of the assets of its subsidiary bank's commercial leasing division in a transaction which closed March 1, 2000. This sale resulted in approximately $64 million of leases being sold. At closing the gain on the sale amounted to approximately $879,000, net of transaction costs. Management intends to use the proceeds from the sale to purchase investment securities, fund loan demand, and reduce borrowings.

Net Interest Income

     The primary component of earnings for financial institutions is net interest income. Net interest income is the difference between interest income, principally from loan, lease, and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread, and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the years ended December 31, 1999, 1998, and 1997, the Company's average interest-earning assets were $493.6 million, $392.0 million, and $327.1 million, respectively. For the same periods, the Company's net interest margins were 5.77%, 5.97%, and 5.96%.

     During the years ended December 31, the Company's net interest income increased by $5.1 million to $28.5 million or 21.62% in 1999 from $23.4 million in 1998, which was an increase of $3.9 million or 20.05% from $19.5 million in 1997. These increases were due to a $79.6 million or 25.82% increase in average loans to $387.9 million in 1999, from $308.3 million in 1998, a $35.5 million or 13.0% increase from $272.8 million in 1997. This increase in volume was partially offset by a decrease in the average yield on earning assets and the increase in investment securities as a percentage of total assets. The Company's average yield on earning assets decreased to 8.74% in 1999, from 9.32% in 1998, and 9.71% in 1997. The decrease in average yields on commercial and real estate loans is due to increased competition, and the decrease in prime rate precipitated by the Federal Reserve Bank's interest rate reductions in the fourth quarter of 1998. Net interest margin for the fourth quarter of 1999 was 5.84% compared to 5.91% for the previous quarter.

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

                                                                      Years ended December 31,
                               ----------------------------------------------------------------------------------------------------
                                             1999                               1998                              1997
                               --------------------------------    ------------------------------    ------------------------------
                                           Interest     Average               Interest    Average               Interest    Average
                               Average     Income or    Yield      Average    Income or   Yield      Average    Income or   Yield
                               Balance      Expense     or Cost    Balance    Expense     or Cost    Balance    Expense     or Cost
                               --------     -------     -------    --------   -------     -------    --------   -------     ------
                                                                      (Dollars in thousands)
Assets
Loans and leases:
 Commercial..................  $ 58,454     $ 5,479      9.37%     $ 48,275   $ 4,840     10.03%     $ 41,771   $ 4,230     10.13%
 Real estate--mortgage.......   193,897      18,278      9.43       158,832    16,084     10.13       152,387    15,487     10.16
 Real estate--construction...    58,468       6,496     11.11        46,863     5,306     11.32        40,603     4,830     11.90
 Consumer....................    18,624       2,165     11.62        16,668     1,992     11.95        14,789     1,748     11.82
 Leases......................    58,017       4,885      8.42        37,231     3,514      9.44        22,868     2,133      9.33
 Other.......................       418          --        --           469        --        --           398        --        --
                               --------     -------     ------     --------   -------    ------      --------   -------    ------
  Total loans and leases.....   387,878      37,303      9.62%      308,338    31,736    10.29%       272,816    28,428    10.42%
Allowance for loan and lease
 losses......................    (4,685)                             (3,654)                           (2,981)
Securities:
 U.S. government.............    95,425       5,328      5.58        69,604     4,066     5.84         43,860     2,758     6.29
 State and political
  subdivisions:
  Nontaxable.................     4,907         227      4.63         3,380       168     4.97          3,196       172     5.38
  Taxable....................        --          --        --            --        --       --             26         2     7.69
  Other......................     1,949         120      6.11         1,873       109     5.77          1,713       105     6.13
                               --------     -------     ------     --------   -------    ------      --------   -------    ------
   Total securities..........   102,281       5,675      5.55        74,857     4,343     5.80         48,795     3,037     6.22
Federal funds sold...........     3,455         168      4.86         8,724       463     5.31          5,500       300     5.45
                               --------     -------     ------     --------   -------    ------      --------   -------    ------
   Total interest-earning
    assets...................   493,614      43,146      8.74%      391,919    36,542     9.32%       327,111    31,765     9.71%
Non-interest-earning assets:
 Cash and due from banks.....    22,029                              20,198                            16,066
 Other ......................    23,812                              22,895                            21,774
                             ----------                         -----------                       -----------
 Total non-interest-earning
  assets.....................    45,841                              43,093                            37,840
                             ----------                         -----------                       -----------
   Total assets..............  $534,770                            $431,358                          $361,970
                             ==========                         ===========                       ===========

Liabilities and
 Stockholders' Equity
Deposits:
 Interest-bearing demand
  accounts...................  $ 92,526     $ 1,670      1.80%     $ 72,839   $ 1,573     2.16%      $ 47,175   $ 1,150     2.44%
 Certificates of deposit.....   166,576       8,479      5.09       139,272     7,609     5.46        133,105     7,466     5.61
 Money market savings
  accounts...................    49,209       1,442      2.93        51,087     1,730     3.39         51,881     1,584     3.05
 Regular savings accounts....    32,697         818      2.50        25,915       766     2.95         18,902       558     2.95
                               --------     -------     ------     --------   -------    ------      --------   -------    ------
  Total interest-bearing
   deposits..................   341,008      12,409      3.64       289,113    11,678     4.04        251,063    10,758     4.28
Short-term borrowings........    48,780       1,831      3.75        21,093       954     4.52         13,537       661     4.88
Long-term debt...............     7,145         446      6.24         1,216       113     9.29            916        83     9.06
Convertible subordinated debt        --          --        --         5,595       397     7.10         10,432       766     7.34
Capital leases...............        --          --        --            --        --       --             42         4     9.52
                               --------     -------     ------     --------   -------    ------      --------   -------    ------
  Total interest-bearing
   liabilities...............   396,933      14,686      3.70%      317,017    13,142     4.15%       275,990    12,272     4.45%
Non-interest-bearing demand
 accounts....................    90,384                              74,181                            58,704
Other non-interest-bearing
 liabilities.................     3,007                               2,845                             2,593
                             ----------                         -----------                       -----------
  Total liabilities..........   490,324                             394,043                           337,287
Stockholders' equity.........    44,446                              37,315                            24,683
                             ----------                         -----------                       -----------
Total liabilities and
 stockholders'
 equity......................  $534,770                            $431,358                          $361,970
                             ==========  ----------             ===========  ----------           ===========  ---------
Net interest income..........               $28,460                             $23,400                          $19,493
                                         ==========                          ==========                        =========
Net interest spread  ........                            5.04%                            5.18%                             5.26%
Net interest margin..........                            5.77                             5.97                              5.96
Ratio of average
 interest-earning assets
 to average interest-bearing
 liabilities.................                          124.36                           123.63                            118.52


     Loan fees of $2.6 million, $2.3 million, and $1.9 million are included in interest income for the years ended December 31, 1999, 1998, and 1997, respectively.

     The following table illustrates the changes in the Company's net interest income due to changes in volume and changes in interest rate. Changes attributable to the combined effect of volume and interest rates have been included in the changes due to volume.

                                                                       Year ended December 31,
                                                         --------------------------------------------------
                                                               1999 vs. 1998             1998 vs. 1997
                                                            increase (decrease)       increase (decrease)
                                                             due to changes in         due to changes in
                                                         --------------------------------------------------
                                                         Volume    Rate     Total   Volume    Rate    Total
                                                         ------   ------   ------   ------   ------  ------
                                                                       (Dollars in thousands)
Interest-earning assets
Loans and leases:
  Commercial...........................................  $1,021    ($382)  $  639   $  659   ($ 49)  $  610
  Real estate--mortgage................................   3,550   (1,356)   2,194      655     (58)     597
  Real estate--construction............................   1,314     (124)   1,190      745    (269)     476
  Consumer.............................................     234      (61)     173      222      22      244
  Leases...............................................   1,962     (591)   1,371    1,340      41    1,381
                                                         ------   ------   ------   ------   ------  ------
     Total loans and leases............................   8,081   (2,514)   5,567    3,621    (313)   3,308
Securities:
  U.S. government......................................   1,508     (246)   1,262    1,619    (311)   1,308
  States and political subdivisions:
     Nontaxable........................................      76      (17)      59       10     (14)      (4)
     Taxable...........................................      --       --       --       (2)     --       (2)
  Other................................................       4        7       11       10      (7)       3
                                                         ------   ------   ------   ------   ------  ------

     Total securities..................................   1,588     (256)   1,332    1,637    (332)   1,305
  Federal funds sold...................................    (280)     (15)    (295)     176     (13)     163
                                                         ------   ------   ------   ------   ------  ------
     Total interest-earning assets.....................   9,389   (2,785)   6,604    5,434    (658)   4,776
                                                         ------   ------   ------   ------   ------  ------

Interest-bearing liabilities
Deposits:
  Interest-bearing demand accounts.....................     425     (328)      97      626    (203)     423
  Certificates of deposit..............................   1,492     (622)     870      346    (203)     143
  Money market savings accounts........................     (64)    (224)    (288)     (24)    170      146
  Regular savings accounts.............................     200     (147)      53      207      --      207
                                                         ------   ------   ------   ------   ------  ------
     Total interest-bearing deposits...................   2,053   (1,321)     732    1,155    (236)     919
Short-term borrowings..................................   1,252     (375)     877      369     (76)     293
Notes payable..........................................     551     (218)     333       27       3       30
Convertible subordinated debt..........................    (397)      --     (397)    (355)    (14)    (369)
Capital leases.........................................      --       --       --       (4)     --       (4)
                                                         ------   ------   ------   ------   ------  ------
     Total interest-bearing liabilities................   3,459   (1,914)   1,545    1,192    (323)     869
                                                         ------   ------   ------   ------   ------  ------
     Total increase (decrease) in net interest income    $5,930    ($871)  $5,059   $4,242   ($335)  $3,907
                                                         ======   ======   ======   ======   ======  ======


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

     To effectively measure and manage interest rate risk, the Company uses gap analysis and simulation analysis to determine the impact on net interest income under various interest rate scenarios, balance sheet trends, and strategies. From these analyses, interest rate risk is quantified and appropriate strategies are developed and implemented. Additionally, duration and market value sensitivity measures are utilized when they provide added value to the overall interest rate risk management process. The overall interest rate risk position and strategies are reviewed by management and the Bank's Board of Directors on an ongoing basis.

     Rising and falling interest rate environments can have various impacts on a bank's net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank's various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of December 31, 1999, the Company's cumulative interest rate gap for the period up to three months was a positive $48.3 million and for the period up to one year was a positive $52.6 million. Based solely on the Company's interest rate gap of twelve months or less, net income of the Company could be unfavorably impacted by an increase in interest rates or favorably impacted by a decrease in interest rates.

     The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1999. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with generally accepted accounting principles. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

                                                                        Three
                                                              Less      months
                                                              than     to less       One to      Over
                                                             three     than one       five       five
                                                             months      year         years      years      Total
                                                            --------   --------     --------   ---------   --------
                                                                             (Dollars in thousands)
Interest-earning assets:
  Investment securities...................................  $ 17,450   $  5,557     $ 63,723   $   8,071   $ 94,801
  Federal  funds sold.....................................        --         --           --          --         --
  Loans and leases:
     Commercial...........................................    42,104     11,104       11,270       1,223     65,701
     Real estate..........................................   134,486     70,276       60,118      16,804    281,684
     Consumer.............................................     4,475      5,712        9,583         433     20,203
     Leases...............................................     2,282     11,547       42,194       5,027     61,050
                                                            --------   --------     --------   ---------   --------
        Total interest-earning assets.....................   200,797    104,196      186,888      31,558    523,439
                                                            --------   --------     --------   ---------   --------
Interest-bearing liabilities:
  Savings and NOW accounts................................    53,475         --           --     131,765    185,240
  Certificates of deposit of $100,000 or more.............    19,291     49,619       25,293         520     94,723
  Other time accounts.....................................    25,863     50,367       17,991          48     94,269
  Other interest-bearing liabilities......................    53,828         --           --          --     53,828
                                                            --------   --------     --------   ---------   --------
        Total interest-bearing liabilities................   152,457     99,986       43,284     132,333    428,060
                                                            --------   --------     --------   ---------   --------
Interest rate gap.........................................  $ 48,340   $  4,210     $143,604   ($100,775)  $ 95,379
                                                            --------   --------     --------   ---------   --------
Cumulative interest rate gap at December 31, 1999.........  $ 48,340   $ 52,550     $196,154   $  95,379
                                                            ========   ========     ========   ========-
Cumulative gap ratio at December 31, 1999.................      1.32       1.21         1.66        1.22
                                                            ========   ========     ========   =========

    The following table presents an analysis of the sensitivity inherent in the Company's net interest income and market value of portfolio equity (market value of assets, less the market value of liabilities). The interest rate scenarios presented in the table include interest rates at December 31, 1999, and as adjusted by instantaneous parallel rate changes upward and downward of up to 200 basis points. Each rate scenario reflects unique prepayment and repricing assumptions.

    Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. This analysis is based on the Company's assets and liabilities, at December 31, 1999.

         Change in Interest Rates   Net Interest Income  Market Value of  Portfolio Equity
         ------------------------   -------------------  ---------------------------------
                  +200                      -3%                          -9%
                  +100                      -2%                          -5%
                     0                       0                            0
                  -100                      +2%                          +5%
                  -200                      +2%                          +11%

Investment Portfolio

     The following table provides the carrying value of the Company's investment portfolio at each of the dates indicated. At December 31, 1999 and 1998, the carrying value exceeded the market value by approximately $99,000 and $25,000, respectively. At December 31, 1997, the market value exceeded the carrying value by approximately $56,000.

                                                                As of December 31,
                                                            --------------------------
                                                              1999     1998     1997
                                                            -------  --------  -------
                                                               (Dollars in thousands)
  U.S. Treasury securities................................      547  $  5,669  $12,986
  U.S. government agency securities.......................   87,569   109,753   43,442
  Obligations of states and political subdivisions........    4,593     4,982    3,145
  Other securities........................................    2,092     1,700    1,936
                                                            -------  --------  -------
     Total investment securities..........................  $94,801  $122,104  $61,509
                                                            =======  ========  =======

     The table below provides the carrying values, maturities and weighted average yield of the investment portfolio of the Company as of December 31, 1999.

                                                                      Average  Weighted
                                                            Carrying maturity  average
                                                             value    (years)   yields
                                                            -------  --------  -------
                                                              (Dollars in thousands)
  U.S. Treasury securities
     One year or less.....................................  $   547      0.85    4.60%
                                                            -------  --------  -------
        Total U.S. Treasury securities....................      547      0.85    4.60
  U.S. government agency securities
     One year or less.....................................   21,910      0.21    5.83
     After one through five years.........................   62,853      3.08    6.14
     After five through ten years.........................    1,921      5.36    6.60
               After ten years............................      885     13.78    6.52
                                                            -------  --------  -------
        Total U.S. government agency securities...........   87,569      2.52    6.07
  Obligations of states and political subdivisions
     One year or less.....................................      550      0.56    4.56
     After one through five years.........................      870      2.59    4.81
     After five through ten years.........................    2,173      6.39    4.27
     After ten years......................................    1,000     12.68    5.13
                                                            -------  --------  -------
        Total states and political subdivisions
          securities......................................    4,593      6.34    4.59
  Other securities........................................    2,092        --    5.69
                                                            -------  --------  -------
        Total investment securities.......................  $94,801      2.70    5.99%
                                                            =======  ========  =======

Loan and Lease Portfolio

     The following table presents the amount of loans and leases of the Company, by category, at the dates indicated.

                                                                        As of December 31,
                              ---------------------------------------------------------------------------------------------------
                                     1999                  1998               1997                1996               1995
                              ------------------   -----------------   ------------------  ------------------  ------------------
                               Amount    Percent    Amount   Percent    Amount    Percent   Amount    Percent   Amount    Percent
                              --------   -------   --------  -------   --------   -------  --------   -------  --------   -------
                                                                     (Dollars in thousands)
Commercial................... $ 65,702      15.3%  $ 53,942     16.1%  $ 45,480     15.8%  $ 36,578     14.6%  $ 23,204     12.6%
Real estate--mortgage........  215,839      50.4    167,980     50.1    153,550     53.3    148,715     59.3    115,640     62.9
Real estate--construction....   65,844      15.4     47,357     14.1     41,943     14.5     35,737     14.2     34,924     19.0
Consumer and other...........   20,203       4.7     18,089      5.5     16,809      5.8     13,238      5.3     10,091      5.5
Leases.......................   61,050      14.2     47,651     14.2     30,587     10.6     16,658      6.6         --       --
                              --------   -------   --------   -------  --------   -------  --------   -------  --------   -------
 Total loans and
   leases.................... $428,638     100.0%  $335,019     100.0% $288,369     100.0% $250,926     100.0% $183,859     100.0%
                              ========   =======   ========   =======  ========   =======  ========   =======  ========   =======

     On December 31, 1999, the Company entered into an agreement providing for the sale of the assets of its subsidiary bank's commercial leasing division in a transaction which closed March 1, 2000. This sale resulted in approximately $64 million of leases being sold. At closing the gain on the sale amounted to approximately $879,000, net of transaction costs. Management intends to use the proceeds from the sale to purchase investment securities, fund loan demand, and reduce borrowings.

     The following table presents the aggregate maturities of loans and leases in each major category of the Company's loan and lease portfolio at December 31, 1999. Actual maturities may differ from the contractual maturities shown as a result of renewals and prepayments.

                                                           As of December 31,
                                                 ------------------------------------------
                                                               One to      Over
                                                 Less than      five       five
                                                 one year      years       years    Total
                                                 --------     --------    -------  --------
                                                            (Dollars in thousands)
Fixed-rate loans and leases:
  Commercial...................................  $  8,122     $  8,628    $ 1,193  $ 17,943
  Real estate..................................    12,437       14,185     13,225    39,847
  Consumer.....................................     6,710        8,639        433    15,782
  Leases.......................................    13,829       42,194      5,027    61,050
                                                 --------     --------    -------  --------
     Total fixed-rate loans and leases.........    41,098       73,646     19,878   134,622
                                                 --------     --------    -------  --------
Variable-rate loans:
  Commercial...................................    45,086        2,642         30    47,758
  Real estate..................................   192,325       45,933      3,579   241,837
  Consumer.....................................     3,477          944         --     4,421
                                                 --------     --------    -------  --------
     Total variable-rate loans.................   240,888       49,519      3,609   294,016
                                                 --------     --------    -------  --------
     Total loans and leases....................  $281,986     $123,165    $23,487  $428,638
                                                 ========     ========    =======  ========

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

                                                                                     As of December 31,
                                                       ---------------------------------------------------------------------------
                                                          1999             1998            1997             1996             1995
                                                       --------         --------        --------         --------         --------
                                                                                   (Dollars in thousands)
Loans and leases past due 90 days or more............    $   84           $   79          $  107           $  689           $  289
Non-accrual loans and leases.........................     2,725            6,566           3,123              946            1,808
Restructured loans...................................        --               --              --               --              172
                                                       --------         --------        --------         --------         --------
  Total nonperforming loans and leases...............     2,809            6,645           3,230            1,635            2,269
Other real estate owned..............................     1,917              697           1,327            1,362              678
                                                       --------         --------        --------         --------         --------
  Total nonperforming assets.........................    $4,726           $7,342          $4,557           $2,997           $2,947
                                                       ========         ========        ========         ========         ========
Allowance for loan and lease losses..................    $5,387           $3,875          $3,279           $2,510           $1,851
                                                       ========         ========        ========         ========         ========
Potential problem assets.............................    $5,133           $3,289          $3,873               --               --
                                                       ========         ========        ========         ========         ========

Ratio of total nonperforming assets to total
  assets.............................................      0.83%            1.49%           1.14%            0.92%           1.16%
Ratio of total nonperforming loans and leases to
  total loans and leases.............................      0.66             1.98            1.12             0.65            1.23
Ratio of allowance for loan and lease losses to
  total nonperforming loans and leases...............    191.76            58.31          101.52           153.52           81.58


Analysis of the Allowance for Loan and Lease Losses

     The allowance for loan and lease losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan and lease portfolios. The allowance is maintained at a level considered adequate to provide for anticipated loan and lease losses based on management's assessment of various factors affecting the loan and lease portfolios, including a review of problem loans and leases, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral, holding and disposing costs, and costs of capital. The allowance is increased by provisions charged to operations and reduced by loans and leases charged-off, net of recoveries.

     The following table sets forth information regarding changes in the allowance for loan and lease losses of the Company for the periods indicated.

                                                                           As of December 31,
                                                               ------------------------------------------
                                                                1999     1998     1997     1996     1995
                                                               ------   ------   ------   ------   ------
                                                                         (Dollars in thousands)
Allowance for loan and lease losses, beginning of period.....  $3,875   $3,280   $2,510   $1,851   $1,468
Charge-offs:
  Commercial and other.......................................   1,315    1,083      462      438       98
  Real estate loans..........................................     256      389       72       70      162
  Consumer loans.............................................     101       98       95      246       85
  Credit cards...............................................     129      171      253       --       --
  Leases.....................................................     191      180       90       --       --
                                                               ------   ------   ------   ------   ------
     Total charge-offs.......................................   1,992    1,921      972      754      345
                                                               ------   ------   ------   ------   ------
Recoveries:
  Commercial and other.......................................     255      109       56       13      197
  Real estate loans..........................................      50        3       35       40       85
  Consumer loans.............................................      55       68       76      129       28
  Credit cards...............................................      31       14        4       --       --
  Leases.....................................................      38       --       34       --       --
                                                               ------   ------   ------   ------   ------
     Total recoveries........................................     429      194      205      182      310
                                                               ------   ------   ------   ------   ------
Net charge-offs..............................................   1,563    1,727      767      572       35
Provision for loan and lease losses..........................   3,075    2,322    1,537    1,231      418
                                                               ------   ------   ------   ------   ------
Allowance for loan and lease losses, end of period...........  $5,387   $3,875   $3,280   $2,510   $1,851
                                                               ======   ======   ======   ======   ======

As a percentage of average total loans and leases:
  Net charge-offs............................................    0.40%    0.56%    0.28%    0.26%    0.02%
  Provision for loan and lease losses........................    0.79     0.75     0.56     0.56     0.25
  Allowance for loan and lease losses........................    1.39     1.26     1.20     1.15     1.13
As a percentage of total loans and leases at year-end:
  Allowance for loan and lease losses........................    1.26     1.16     1.14     1.00     1.01
As a multiple of net charge-offs:
  Allowance for loan and lease losses........................    3.45     2.24     4.27     4.39    52.89
  Income before income taxes and provision for loan
    and lease losses.........................................    7.12     5.08     8.52     7.71    81.61

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

                                                                   As of December 31,
                        --------------------------------------------------------------------------------------------------------
                                 1999                 1998                 1997                 1996                 1995
                        -------------------   -------------------  -------------------  -------------------  -------------------
                                                                  (Dollars in thousands)
                                    Percent               Percent              Percent              Percent              Percent
                                      of                   of                   of                   of                   of
                                    loans                 loans                loans                loans                loans
                                     and                   and                  and                  and                  and
                                    leases                leases               leases               leases               leases
                                     to                    to                   to                   to                   to
                                    total                 total                total                total                total
                         Amount     loans      Amount     loans     Amount     loans     Amount     loans     Amount     loans
                           of        and         of         and       of        and        of        and        of        and
                        allowance   leases    allowance   leases   allowance   leases   allowance   leases   allowance   leases
                        ---------   -------   ---------   -------  ---------   -------  ---------   -------  ---------   -------
Commercial and
 unallocated
 portion...............    $3,876     15.30%     $2,187     16.10%    $  829     15.77%    $  600     14.57%    $  402     12.62%
Real estate............       710     65.80         867     64.28      1,700     67.79      1,560     73.51      1,269     81.89
Leases.................       305     14.20         404     14.22        150     10.61        150      6.64         --        --
Consumer...............       496      4.70         417      5.40        600      5.83        200      5.28        180      5.49
                        ---------   -------   ---------   -------  ---------   -------  ---------   -------  ---------   -------
   Total
     allowance
     for loan
     and lease
     losses............    $5,387    100.00%     $3,875    100.00%    $3,279    100.00%    $2,510    100.00%    $1,851    100.00%
                        =========   =======   =========   =======  =========   =======  =========   =======  =========   =======


Deposits

     The following table presents the average balances outstanding for each major category of the Company's deposits and weighted average interest rate paid for interest-bearing deposits for the periods indicated.


                                                                Year Ended December 31,
                                         ---------------------------------------------------------------------------------
                                                   1999                        1998                         1997
                                         -------------------------   -------------------------    ------------------------
                                                                      (Dollars in thousands)

                                                       Weighted                    Weighted                    Weighted
                                         Average        Average      Average        Average       Average       Average
                                         Balance     Interest Rate   Balance     Interest Rate    Balance    Interest Rate
                                         --------    -------------   --------    -------------    --------   -------------
Interest-bearing demand accounts.......  $ 92,526           1.80%    $ 72,839           2.16%     $ 47,175          2.44%
Certificates of deposit................   166,576           5.09      139,272           5.46       133,105          5.61
Money market savings accounts..........    49,209           2.93       51,087           3.39        51,881          3.05
Regular savings accounts...............    32,697           2.50       25,915           2.95        18,902          2.95
Non-interest-bearing demand
 accounts..............................    90,384             --       74,181             --        58,704            --
                                         --------    -------------   --------    -------------    --------   -------------
  Totals...............................  $431,392           3.64%    $363,294           4.04%     $309,767          4.28%
                                         ========    =============   ========    =============    ========   =============

     The following table shows the amount and maturity of certificates of deposit that had balances of $100,000 or more and the percentage of the total for each maturity.

                                                                        As of December 31,
                                         ---------------------------------------------------------------------------------
                                                    1999                       1998                        1997
                                         -------------------------   -------------------------    ------------------------
                                                                      (Dollars in thousands)
Three months or less...................   $19,291          20.37%     $10,518          17.71%      $11,710        21.00%
Three through twelve months............    49,619          52.38       42,663          71.84        33,096        59.35
Over twelve months.....................    25,813          27.25        6,204          10.45        10,960        19.65
                                         --------    -------------   --------    -------------    --------   -------------
  Totals...............................   $94,723         100.00%     $59,385         100.00%      $55,766       100.00%
                                         ========    =============   ========    =============    ========   =============

Securities Sold Under Agreements to Repurchase

     Securities sold under agreements to repurchase totaled $38.9 million, $36.7 million, and $10.1 million at December 31, 1999, 1998, and 1997, respectively. The weighted average interest rate on securities sold under agreements to repurchase was 3.73%, 4.07%, and 4.88% at December 31, 1999, 1998, and 1997,
respectively.

     Securities sold under agreements to repurchase are summarized as follows:

                                                                    Years ended December 31,
                                                            ---------------------------------------
                                                                1999         1998          1997
                                                            -----------   -----------   -----------
Balance...................................................  $38,927,736   $36,692,999   $10,105,190
Weighted average interest rate............................        3.73%         4.07%         4.88%
Maximum amount outstanding at any month end...............  $48,948,930   $36,692,999   $12,582,073
Average balance outstanding during the period.............  $45,325,000   $20,978,000   $11,213,000
Weighted average interest rate during the period..........        3.59%         4.53%         4.71%


Return on Equity and Assets

     The following table shows the return on average assets, return on average equity, dividend payout ratio, and ratio of average equity to average assets for the periods indicated.

                                                                For the years ended December 31,
                                                            ---------------------------------------
                                                                1999         1998          1997
                                                            -----------   -----------   -----------
     Return on average assets.............................       0.97%        0.98%        0.92%
     Return on average equity.............................      11.71        11.29         13.49
     Dividend payout ratio................................      22.28        18.76         15.70
     Average equity to average assets.....................       8.31         8.65          6.82

Results of Operations--Years Ended December 31, 1999, 1998, and 1997

     Overview.   The Company's net income increased to $5.2 million from $4.2 million in 1998, and from $3.3 million in 1997. Net interest income increased to $28.5 million in 1999, compared to $23.4 million in 1998, and $19.5 million in 1997. This increase was offset by non-interest expenses that increased to $23.2 million in 1999, compared to $19.7 million in 1998, and $17.4 million in 1997. Income tax expense increased to $2.8 million in 1999, from $2.2 million in 1998, and $1.7 million in 1997.

     Interest Income.   Interest income increased to $43.1 million in 1999, from
$36.5 million in 1998, and $31.8 million in 1997. This increase was due to an increase in average interest-earning assets. Average interest-earning assets were $493.6 million in 1999, compared to $391.9 million in 1998, and $327.1 million in 1997. Average yield on interest-earning assets decreased to 8.74% in 1999, from 9.32% in 1998, and from 9.71% in 1997. The increase in average interest-earning assets occurred in loans and leases, and investment securities, and was funded by an increase in interest-bearing liabilities. The average balance in investment securities increased to $102.3 million in 1999, from $74.9 million in 1998, and $48.8 million in 1997. The average balance in loans and leases increased to $387.9 million in 1999, from $308.3 million in 1998, and $272.8 million in 1997. The average yield on loans and leases decreased to 9.62% in 1999, from 10.29% in 1998, and from 10.42% in 1997. The decrease in average yields on loans is due to increased competition and the decrease in the prime rate precipitated by the Federal Reserve Bank's interest rate reductions in the fourth quarter of 1998. Management believes that the Federal Reserve Bank's interest rate increases in the fourth quarter of 1999 will have a positive effect on the average yield on loans and investment securities, but increased competition will partially mitigate the increase in loan yields.

     Interest Expense. Interest expense increased to $14.7 million in 1999, from $13.1 million in 1998, and $12.3 million in 1997. This increase was due to increases in average interest-bearing liabilities. Average interest-bearing liabilities increased to $396.9 million in 1999, from $317.0 million in 1998, and $276.0 million in 1997. The increase in average interest-bearing liabilities was due to an increase in average interest-bearing deposits of $51.9 million, an increase in average short-term borrowings of $27.7 million, and an increase in average long-term debt of $5.9 million. The increase in interest-bearing deposits is a result of the Company's success in increasing its market share. The increase in short-term borrowings is the result of an increase in securities sold under agreements to repurchase and Federal funds purchased. These are agreements with customers with high dollar short-term balances which the Company invests in like-termed securities. The average cost of interest-bearing liabilities decreased to 3.70% in 1999, from 4.15% in 1998, and 4.45% in 1997. The decrease in the average cost of interest-bearing liabilities was the result of decreased rates paid on interest-bearing deposits due to the general decline in interest rates and the Federal Reserve Bank's rate reductions in the fourth quarter of 1998. The average cost of deposits decreased to 3.64% in 1999, from 4.04% in 1998, and 4.28% in 1997. Management expects the Federal Reserve Bank's increase in interest rates in the fourth quarter of 1999 to cause upward pressure on deposit and borrowing rates.

     Net Interest Income. Net interest income increased to $28.5 million in 1999, from $23.4 million in 1998, and $19.5 million in 1997. This increase was due to increases in average loans and leases of $79.5 million and average investment securities of $27.4 million. Net interest margin decreased to 5.77% in 1999, from 5.97% in 1998. The average yield on interest earning assets decreased to 8.74% in 1999, from 9.32% in 1998, and the cost of interest-bearing liabilities decreased to 3.70% in 1998, from 4.15% in 1998, as a result of general decrease in interest rates and the Federal Reserve Bank Board's interest rate reductions in the fourth quarter of 1998. Management expects the Federal Reserve Bank's increase in rates during the fourth quarter of 1999 to increase the yield on total interest-earning assets mitigated by increasing competition, and increase the cost of interest-bearing liabilities. The Company's net interest margin for the fourth quarter of 1999 was 5.84% compared to 5.81% for the fourth quarter of 1998.

     Provision for Loan and Lease Losses. The provision for loan and lease losses increased to $3.1 million in 1999, from $2.3 million in 1998, and $1.5 million in 1997. This increase was necessitated by the increase in loans and leases outstanding. Charge-offs net of recoveries of loans and leases were $1.6 million in 1999, $1.7 million in 1998, and $768,000 in 1997. The percentage of total charge-offs to average loans and leases was 0.40% in 1999 and 0.56% in 1998.

     Non-interest Income. Non-interest income was $5.9 million in 1999, compared to $5.1 million in 1998, and $4.5 million in 1997. The increase for 1999 from 1998 and 1997 was due to increased service charges on deposit accounts, resulting from increased deposits, and increased credit card merchant fees, off-set by a reduction in operating lease income. Service charges on deposit accounts were $2.1 million in 1999, $1.7 million in 1998, and $1.5 million in 1997. Rental income from operating leases was $503,000 in 1999, $821,000 in 1998, and $1.0 million in 1997. The decrease in operating lease income was the result of leases classified as operating leases maturing or being paid off early, while new lease volume was in leases classified as loans. Credit card transaction income was $1.8 million in 1999, $1.3 million in 1998, and $1.2 million in 1997. Management intends to continue to provide for potential loan losses based upon growth in the portfolio, trends in delinquencies, charge-off experience, and local and national economic conditions.

     Non-interest Expense. Non-interest expense increased to $23.2 million in 1999, from $19.7 million in 1998, and $17.4 million in 1997. This increase was due largely to increases in salaries and employee benefits, occupancy, equipment, and marketing expense as a result of the Company's growth. Salaries and employee benefits increased to $10.8 million in 1999, from $8.9 million in 1998, and $7.5 million in 1997. Occupancy expense increased to $2.6 million in 1999, from $2.3 million in 1998, and $2.1 million in 1997. Equipment expense increased to $1.6 million in 1999, from $1.5 million in 1998, and $1.2 million in 1997. Marketing expense increased to $1.1 million in 1999, compared to $856,000 in 1998, and $760,000 in 1997. The increases in salary and occupancy expense are due to growth in assets and deposits. The growth in marketing expense is a result of the Company's efforts to capture market share and capitalize on the opportunity to do so as a result of acquisitions of banks with New Mexico operations by companies outside New Mexico. Management anticipates that non-interest expense will continue to increase with additional growth.

     Income Tax Expense.   Income tax expense increased to $2.8 million in 1999,
from $2.2 million in 1998, and $1.7 million in 1997. In 1998, the Company began paying state income taxes in New Mexico, to which it was not subject in previous years due to state tax net operating loss carry-forwards utilized. Management anticipates that the Company's marginal tax rate will be slightly higher in 2000.

Liquidity and Sources of Funds

     The Company's primary sources of funds are customer deposits, and loan and lease repayments. These funds are used to make loans and leases, acquire investment securities and other assets, and fund continuing operations. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not a relatively stable source of funds. Deposits of the Company increased to $463.5 million at December 31, 1999, from $409.0 million at December 31, 1998. Growth in deposits has occurred primarily as a result of the Company's efforts to increase market share by taking advantage of market dislocations caused by the acquisition of local competitors and growth in the economy of the Company's trade area.

     Net loans of the Company increased to $423.3 million at December 31, 1999, from $331.1 million as of December 31, 1998. During 1999, real estate loans increased by $66.3 million, leases increased by $13.4 million, commercial loans increased by $11.8 million, and consumer loans increased by $2.1 million. The increase in loans is due to the Company's successful efforts to increase its market share by taking advantage of market dislocations caused by the acquisition of local competitors and growth in the economy of the Company's market area.

     The sale of the subsidiary bank's leasing division will increase the Company's liquidity by $63.0 million in the first quarter of 2000. Management intends to use this liquidity to invest in investment securities, fund loan growth, and reduce borrowings.

     Management anticipates that the Company will continue to rely primarily on customer deposits and loan repayments, as well as retained earnings, to provide liquidity and will use funds so provided primarily to make loans and to purchase securities. The Company believes that its customer deposits provide a strong source of liquidity because of the high percentage of core deposits. Borrowings are used to compensate for reductions in other sources of funds. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets. The sources of such borrowings are federal funds sold, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank ("FHLB").

Capital Resources

     The Company's total stockholders' equity increased to $44.4 million at December 31, 1999, from $44.1 million at December 31, 1998. Of the $273,000 increase, $5.2 million was produced by earnings offset by stock repurchases of $3.0 million and dividend payments of $1.2 million. Management currently intends to continue to retain a major portion of the Company's earnings to support anticipated growth. As of December 31, 1999, the Company and its subsidiary bank met the fully phased-in regulatory capital requirements as further disclosed in note 10 to the consolidated financial statements.

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

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
First State Bancorporation:

  We have audited the accompanying consolidated balance sheets of First State Bancorporation and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First State Bancorporation and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999 in conformity with generally accepted accounting principles.


                                                                        KPMG LLP

Albuquerque, New Mexico
January 28, 2000, except as to note 15
which is as of March 1, 2000

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                   As of December 31,
                                                                               ---------------------------
                                                                                   1999           1998
                                                                               ------------   ------------
                                ASSETS
Cash and due from banks (note 2).............................................  $ 22,725,861   $ 18,093,685
Federal funds sold...........................................................            --             --
                                                                               ------------   ------------
      Total cash and cash equivalents........................................    22,725,861     18,093,685
Investment securities (note 3):
 Available for sale (at market, amortized cost of $74,227,391 and
  $61,105,643 at December 31, 1999 and 1998).................................    72,211,289     61,147,174
 Held to maturity (at amortized cost, market of $22,490,690 and
  $60,932,276 at December 31, 1999 and 1998).................................    22,590,081     60,957,141
                                                                               ------------   ------------
      Total investment securities............................................    94,801,370    122,104,315
Loans and leases net of unearned interest (note 4)...........................   428,637,703    335,019,140
Less allowance for loan and lease losses.....................................     5,386,622      3,874,688
                                                                               ------------   ------------
      Net loans and leases...................................................   423,251,081    331,144,452
Premises and equipment, net (note 5).........................................    15,060,722     14,791,656
Accrued interest receivable..................................................     3,062,575      2,513,957
Other real estate owned......................................................     1,917,126        697,204
Goodwill, less accumulated amortization of $1,026,541 and $922,335 at
 December 31, 1999 and 1998..................................................       569,264        673,469
Other assets.................................................................     5,495,565      3,635,623
                                                                               ------------   ------------
       Total assets..........................................................  $566,883,564   $493,654,361
                                                                               ============   ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Deposits (note 6):
   Non-interest-bearing......................................................  $ 89,303,965   $ 87,246,490
   Interest-bearing..........................................................   374,231,608    321,774,705
                                                                               ------------   ------------
       Total deposits........................................................   463,535,573    409,021,195
 Securities sold under agreements to repurchase (note 7).....................    38,927,736     36,692,999
 Other liabilities...........................................................     8,842,326      2,590,480
 Long-term debt (note 7).....................................................    11,150,902      1,195,569
                                                                               ------------   ------------
       Total liabilities.....................................................   522,456,537    449,500,243
Stockholders' equity (note 10):
 Preferred stock, no par value, 1,000,000 shares authorized, none issued or
  outstanding................................................................            --             --
 Common stock, no par value, 20,000,000 shares authorized, 5,158,846 and
  5,128,114 issued and outstanding at December 31, 1999 and 1998.............    29,459,807     29,107,146
 Treasury stock, at cost (228,750 shares at December 31, 1999)...............    (3,012,031)            --
 Retained earnings...........................................................    19,309,878     15,019,562
 Accumulated other comprehensive gains (losses) -
  Unrealized gains (losses) on investment securities (notes 1, 3, and 9).....    (1,330,627)        27,410
                                                                               ------------   ------------
      Total stockholders' equity.............................................    44,427,027     44,154,118
Commitments and contingencies (note 12)......................................            --             --
                                                                               ------------   ------------
      Total liabilities and stockholders' equity.............................  $566,883,564   $493,654,361
                                                                               ============   ============

         See accompanying notes to consolidated financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Years ended December 31,
                                                                -------------------------------------
                                                                   1999         1998         1997
                                                                -----------  -----------  -----------
Interest income:
  Interest and fees on loans and leases.......................  $37,303,249  $31,736,094  $28,428,332
  Interest on marketable securities:
     Taxable..................................................    5,447,551    4,174,411    2,864,591
     Nontaxable...............................................      227,478      168,286      171,982
  Federal funds sold..........................................      168,006      463,225      300,387
                                                                -----------  -----------  -----------
     Total interest income....................................   43,146,284   36,542,016   31,765,292
Interest expense:
  Deposits....................................................   12,408,726   11,677,836   10,757,772
  Short-term borrowings (note 7)..............................    1,830,981      953,412      660,887
  Long-term debt and capital leases...........................      446,600      510,257      853,979
                                                                -----------  -----------  -----------
      Total interest expense..................................   14,686,307   13,141,505   12,272,638
                                                                -----------  -----------  -----------
      Net interest income.....................................   28,459,977   23,400,511   19,492,654
Provision for loan and lease losses (note 4)..................    3,074,992    2,322,000    1,536,597
                                                                -----------  -----------  -----------
      Net interest income after provision for loan and lease
       losses.................................................   25,384,985   21,078,511   17,956,057
                                                                -----------  -----------  -----------
Other income:
  Service charges on deposit accounts.........................    2,106,035    1,736,309    1,451,666
  Other banking service fees..................................      395,012      352,971      231,388
  Credit card transaction fees................................    1,771,106    1,275,674    1,154,511
  Operating lease income......................................      503,233      820,915    1,018,944
  Check imprint income........................................      576,674      466,021      400,156
  Other.......................................................      522,789      401,150      218,285
                                                                -----------  -----------  -----------
       Total other income.....................................    5,874,849    5,053,040    4,474,950
                                                                -----------  -----------  -----------
Other expenses:
  Salaries and employee benefits (notes 10 and 11)............   10,795,796    8,919,743    7,505,937
  Occupancy...................................................    2,649,310    2,252,850    2,106,871
  Data processing.............................................    1,037,497      761,459      635,276
  Credit card interchange.....................................      984,710      724,584      688,986
  Equipment...................................................    1,645,794    1,502,127    1,224,517
  Leased equipment depreciation...............................      426,730      572,522      660,368
  Legal, accounting, and consulting...........................      654,822      559,574      426,510
  Marketing...................................................    1,073,045      856,035      759,830
  Supplies....................................................      505,632      385,903      393,446
  Other real estate owned.....................................      246,303      124,688      256,137
  FDIC insurance premiums.....................................       48,301       41,515      119,740
  Amortization of intangibles.................................      104,206      104,206      190,755
  Check imprint expense.......................................      441,406      400,484      350,992
  Other.......................................................    2,594,745    2,468,121    2,106,927
                                                                -----------  -----------  -----------
       Total other expenses...................................   23,208,297   19,673,811   17,426,292
                                                                -----------  -----------  -----------
Income before income taxes....................................    8,051,537    6,457,740    5,004,715
Income tax expense (note 9)...................................    2,845,429    2,245,356    1,674,347
                                                                -----------  -----------  -----------
Net income....................................................  $ 5,206,108  $ 4,212,384  $ 3,330,368
                                                                ===========  ===========  ===========
Earnings per share (note 1):
  Basic earnings per share....................................  $      1.04  $      0.91  $      0.90
                                                                ===========  ===========  ===========
  Diluted earnings per share..................................  $      1.01  $      0.85  $      0.81
                                                                ===========  ===========  ===========

         See accompanying notes to consolidated financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                              Years ended December 31,
                                                                        -------------------------------------
                                                                           1999         1998         1997
                                                                        -----------  -----------  -----------
Net income...........................................................   $ 5,206,108  $ 4,212,384  $ 3,330,368
Other comprehensive loss, net of tax-unrealized holding losses
 on securities available for sale arising during period..............    (1,358,037)     (13,603)      (4,932)
Total comprehensive income...........................................   $ 3,848,071  $ 4,198,781  $ 3,325,436


          See accompanying notes to consolidated financial statements

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                 Years ended December 31, 1999, 1998, and 1997
                                            --------------------------------------------------------------------------------------
                                                                                                    Accumulated
                                              Common       Common                                      other             Total
                                              Stock        Stock        Treasury      Retained     comprehensive     Stockholders'
                                              Shares       Amount         Stock       Earnings     gains (losses)        Equity
                                            ----------   -----------   -----------   -----------   ---------------   -------------

Balance at December 31, 1996...............  3,258,536   $11,906,581            --   $ 9,097,986   $        45,945   $  21,050,512
                                            ----------   -----------   -----------   -----------   ---------------   -------------
  Net income...............................         --            --            --     3,330,368                --       3,330,368
  Dividends ($0.14) per share..............         --            --            --      (522,870)               --        (522,870)
  Common shares issued from
    exercise of options (note 10)..........     64,500       389,581            --            --                --         389,581
  Common shares issued pursuant to
    conversion of subordinated
    debentures (note 7)....................    538,928     3,675,078            --            --                --       3,675,078
  Common shares issued in
   employee benefit plan...................     12,219        84,765            --            --                --          84,765

  Common shares issued pursuant
   to dividend reinvestment plan...........      1,619        19,873            --            --                --          19,873

  Redemption of warrants (note 10).........         --            --            --      (308,000)               --        (308,000)
  Net change in market value...............         --            --            --            --            (4,932)         (4,932)
                                            ----------   -----------   -----------   -----------   ---------------   -------------
Balance at December 31, 1997...............  3,875,802    16,075,878            --    11,597,484            41,013      27,714,375
                                            ----------   -----------   -----------   -----------   ---------------   -------------
  Net income...............................         --            --            --     4,212,384                --       4,212,384
  Dividends ($0.17) per share..............         --            --            --      (790,306)               --        (790,306)
  Common shares issued from
   exercise of options (note 10)...........      8,325        58,690            --            --                --          58,690

  Common shares issued pursuant to
   conversion of subordinated
   debentures (note 7).....................  1,235,804    12,856,028            --            --                --      12,856,028
  Common shares issued in
   employee benefit plan...................      5,480        76,563            --            --                --          76,563

  Common shares issued pursuant to
   dividend reinvestment plan..............      2,703        39,987            --            --                --          39,987

  Net change in market value  .............         --            --            --            --           (13,603)        (13,603)
                                            ----------   -----------   -----------   -----------   ---------------   -------------
Balance at December 31, 1998...............  5,128,114    29,107,146            --    15,019,562            27,410      44,154,118
                                            ----------   -----------   -----------   -----------   ---------------   -------------
  Net income...............................         --            --            --     5,206,108                --       5,206,108
  Dividends ($0.23) per share..............         --            --            --    (1,160,271)               --      (1,160,271)
  Common shares issued from
   exercise of options (note 10)...........     11,438        90,600            --            --                --          90,600

  Purchase of Treasury Stock (note 1)......   (228,750)           --    (3,012,031)           --                --      (3,012,031)
  Fractional shares resulting from
   stock split (note 1)....................        (29)       (2,145)           --            --                --          (2,145)

  Common shares issued in
   employee benefit plan...................     16,005       228,042            --            --                --         228,042

  Common shares issued pursuant to
   dividend reinvestment plan  ............      3,318        36,164            --            --                --          36,164

  Amortization of stock option plan
   grants..................................         --            --            --       244,479                --         244,479
  Net change in market value...............         --            --            --            --        (1,358,037)     (1,358,037)
                                            ----------   -----------   -----------   -----------   ---------------   -------------
Balance at December 31, 1999...............  4,930,096   $29,459,807   $(3,012,031)  $19,309,878   $    (1,330,627)  $  44,427,027
                                            ==========   ===========   ===========   ===========   ===============   =============

         See accompanying notes to consolidated financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Years ended December 31,
                                                                                     --------------------------------------------
                                                                                          1999            1998           1997
                                                                                     -------------   -------------   ------------
Operating activities:
 Net income........................................................................  $   5,206,108   $   4,212,384   $  3,330,368
                                                                                     -------------   -------------   ------------
 Adjustments to reconcile net income to cash provided by operating activities:
  Provision for loan and lease losses..............................................      3,074,992       2,322,000      1,536,597
  Provision for decline in value of other real estate owned........................         29,349          22,550         85,500
  Depreciation and amortization....................................................      1,743,079       2,338,102      2,335,490
  Net gain on sale of premises and equipment.......................................             --              --        (56,737)
  Net loss on sales of other real estate owned.....................................             --              --         16,327
  Increase in accrued interest receivable..........................................       (548,618)       (235,581)      (276,698)
  Increase in other assets, net....................................................     (1,160,347)       (670,266)    (1,765,981)
  Increase (decrease) in other liabilities, net....................................      1,596,325          (7,119)       437,623
                                                                                     -------------   -------------   ------------
   Total adjustments...............................................................      4,734,780       3,769,686      2,312,121
                                                                                     -------------   -------------   ------------
   Net cash provided by operating activities.......................................      9,940,888       7,982,070      5,642,489
                                                                                     -------------   -------------   ------------
Cash flows from investing activities:
 Net increase in loans and leases..................................................    (97,352,023)    (48,382,496)   (39,591,220)
 Purchases of investment securities carried at amortized cost......................   (310,886,000)    (53,564,809)    (4,500,000)
 Maturities of investment securities carried at amortized cost.....................    349,376,000      38,738,500      8,825,000
 Purchases of investment securities carried at market..............................    (33,163,584)   (296,200,753)   (40,995,968)
 Maturities of investment securities carried at market.............................     20,029,102     250,568,000     15,725,000
 Early payoff of operating leases..................................................        724,632              --             --
 Purchases of premises and equipment...............................................     (3,285,954)     (3,021,014)    (2,320,692)
 Sales of premises and equipment...................................................        543,177              --        812,737
 Additions to other real estate owned..............................................             --         (50,539)            --
 Proceeds from sale of other real estate owned.....................................        921,131         662,784      1,314,576
                                                                                     -------------   -------------   ------------
   Net cash used in investing activities...........................................    (73,093,519)   (111,250,327)   (60,730,567)
                                                                                     -------------   -------------   ------------
Cash flows from financing activities:
 Net increase in interest-bearing deposits.........................................     52,456,903      48,957,128     47,503,101
 Net increase in non-interest-bearing deposits.....................................      2,057,475      14,473,370     20,734,273
 Net increase (decrease) in securities sold under agreements to repurchase.........      2,234,737      26,587,809     (3,823,325)
 Common stock issued...............................................................        352,661         175,240        494,219
 Proceeds from Federal Home Loan Bank borrowings...................................     20,000,000              --      9,153,500
 Payments on Federal Home Loan Bank borrowings.....................................    (10,000,000)             --    (14,123,500)
 Dividends paid....................................................................     (1,160,271)       (790,306)      (522,870)
 Issuance of long-term debt........................................................             --              --     13,800,000
 Payments on long-term debt........................................................        (44,667)        (40,895)       (31,656)
 Federal funds purchased, net......................................................      4,900,000              --     (1,500,000)
 Purchase of treasury stock........................................................     (3,012,031)             --             --
 Redemption of put warrants........................................................             --              --       (308,000)
                                                                                     -------------   -------------   ------------
   Net cash provided by financing activities.......................................     67,784,807      89,362,346     71,375,742
                                                                                     -------------   -------------   ------------
 Increase (decrease) in cash and cash equivalents..................................      4,632,176     (13,905,911)    16,287,664
Cash and cash equivalents at beginning of year.....................................     18,093,685      31,999,596     15,711,932
                                                                                     -------------   -------------   ------------
Cash and cash equivalents at end of year...........................................  $  22,725,861   $  18,093,685   $ 31,999,596
                                                                                     =============   =============   ============

Supplemental disclosure of additional noncash investing and financing activities:
 Additions to other real estate owned in settlement of loans.......................  $   2,170,402   $      96,313   $  1,381,101
 Additions to loans in settlement of other real estate owned.......................             --          74,387             --
 Issuance of long-term debt for purchase of premises and equipment.................             --              --   $  1,050,000
 Issuance of common stock pursuant to conversion of subordinated debentures, net
    (note 7).......................................................................             --   $  12,856,028   $  3,675,078
                                                                                     =============   =============   ============
Supplemental disclosure of cash flow information:
 Cash paid for interest............................................................  $  14,485,355   $  13,351,761   $ 12,047,450
                                                                                     =============   =============   ============
 Cash paid for income taxes........................................................  $   2,470,000   $   2,190,000   $  1,983,000
                                                                                     =============   =============   ============


         See accompanying notes to consolidated financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

  (a) Organization, Basis of Presentation, and Principles of Consolidation

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

  The Company assesses the recoverability of goodwill by determining whether the amortization of the intangibles over their remaining lives can be recovered through projected undiscounted future results of operations.

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

 (i) Earnings per Common Share

  Earnings per common share is accounted for under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). Diluted earnings per share is calculated by increasing the basic earnings per share denominator by the number of additional common shares that would have been outstanding if dilutive potential common shares for options, warrants, and convertible debentures had been issued and increasing the basic earnings per share numerator by the after tax amount of interest and amortization associated with the convertible debentures. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share.

                                                                  Years  ended December 31,
                           -------------------------------------------------------------------------------------------------------
                                            1999                              1998                              1997
                           ---------------------------------  --------------------------------  ----------------------------------
                                                       Per                                Per                               Per
                              Income      Shares      Share     Income       Shares      Share    Income       Shares      Share
                           (Numerator) (Denominator)  Amount  (Numerator) (Denominator) Amount  (Numerator) (Denominator)  Amount
                           ---------------------------------  --------------------------------  ----------------------------------
Basic EPS:
 Net income available
 to common stockholders...  $5,206,108    5,008,157    $1.04   $4,212,384    4,644,110  $0.91    $3,330,368     3,697,793   $0.90
                                                       =====                            =====                               =====
Effect of dilutive
 securities:
 Options..................          --      134,386                    --      142,994                   --       117,644
 Warrants.................          --           --                    --           --                   --        11,175
 Convertible debentures...          --           --               276,436      477,534              540,258       978,015
                            ----------   ----------            ----------   ----------           ----------    ----------
Diluted EPS:
 Net income available
 to common
 stockholders plus
 interest on
 convertible debentures...  $5,206,108    5,142,543    $1.01   $4,488,820    5,264,638  $0.85    $3,870,626     4,804,627   $0.81
                            ==========   ==========    =====   ==========   ==========  =====    ==========    ==========   =====

  On November 15, 1999, the Company affected a 3-for-2 split of its common stock. All references to number of shares and per-share computations in the consolidated financial statements and notes have been retroactively restated to reflect the common stock split.

  (j) Stock Options

  The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees and related interpretations in accounting for its fixed plan stock options." As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by FAS 123, the Company has elected to continue to apply the intrinsic value-based method and has adopted the disclosure requirements of FAS 123.

  (k) Reclassifications

  Certain previous period balances have been reclassified to conform to the 1999 presentation.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

  (l) Reporting Comprehensive Income

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130). FAS 130 requires disclosure in the financial statements of comprehensive income that encompasses earnings and those items currently required to be reported directly in the equity section of the balance sheet, such as unrealized gains and losses on available-for-sale securities. Management has adopted the provisions of FAS 130 effective January 1, 1998, and all previous periods have been restated to conform to the provisions of FAS 130.

  (m) Accounting Standards Issued but not yet Adopted

      In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in the contracts, and for hedging activities. This Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The impact of FAS 133 is not expected to be a material on the Bank's financial position, results of operations, or liquidity.

2. Cash and Due from Banks

      First State Bank is required to maintain certain daily reserve balances on hand in accordance with Federal Reserve Board requirements. The consolidated reserve balances maintained in accordance with these requirements were approximately $1,107,000 and $714,000 at December 31, 1999 and 1998,
respectively.

3. Investment Securities

      Following is a summary of amortized costs and approximate market values of investment securities:

                                                                        Gross       Gross      Estimated
                                                         Amortized    unrealized  unrealized     market
                                                            cost         gains      losses       value
                                                        ------------  ----------  ----------  ------------
As of December 31, 1999
  Obligations of the U.S. Treasury:
     Available for sale...............................            --          --          --            --
     Held to maturity.................................  $    547,303          --  $    6,758  $    540,545
  Obligations of U.S. government agencies:
     Available for sale...............................    72,134,741          --   2,016,102    70,118,639
     Held to maturity.................................    17,450,118          --       2,304    17,447,814
  Obligations of states and political subdivisions--
     Held to maturity.................................     4,592,660      12,122     102,451     4,502,331
  Federal Home Loan Bank stock........................     1,559,700          --          --     1,559,700
  Federal Reserve Bank stock..........................       532,950          --          --       532,950
                                                        ------------  ----------  ----------  ------------
                                                        $ 96,817,472  $   12,122  $2,127,615  $ 94,701,979
                                                        ============  ==========  ==========  ============
As of December 31, 1998
  Obligations of the U.S. Treasury:
     Available for sale...............................  $  3,997,878  $   27,122          --  $  4,025,000
     Held to maturity.................................     1,643,816      10,898         247     1,654,467
  Obligations of U.S. government agencies:
     Available for sale...............................    55,407,515     111,930      97,521    55,421,924
     Held to maturity.................................    54,331,503       1,170      87,765    54,244,908
  Obligations of states and political subdivisions--
     Held to maturity.................................     4,981,822      70,416      19,337     5,032,901
  Federal Home Loan Bank stock........................     1,239,300          --          --     1,239,300
  Federal Reserve Bank stock..........................       460,950          --          --       460,950
                                                        ------------  ----------  ----------  ------------
                                                        $122,062,784  $  221,536  $  204,870  $122,079,450
                                                        ============  ==========  ==========  ============

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

  The amortized cost and estimated market value of investment securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                                 Estimated
                                                    Amortized     Market
                                                      Cost         Value
                                                   -----------  -----------
Within one year:
  Available for sale.............................. $ 4,501,380  $ 4,459,375
  Held to maturity................................  18,547,324   18,540,290
One through five years:
  Available for sale..............................  64,712,716   62,852,615
  Held to maturity................................     869,890      873,398
Five through ten years:
  Available for sale..............................   2,000,000    1,921,240
  Held to maturity................................   2,172,867    2,077,002
After ten years :
  Available for sale..............................     920,645      885,409
  Held to maturity................................   1,000,000    1,000,000
Federal Reserve Bank stock........................     532,950      532,950
Federal Home Loan Bank stock......................   1,559,700    1,559,700
                                                   -----------  -----------
        Total..................................... $96,817,472  $94,701,979
                                                   ===========  ===========

  Marketable securities with an amortized cost of approximately $92,190,000 and $104,630,000 were pledged to collateralize deposits as required by law and for other purposes at December 31, 1999 and 1998, respectively.

  Proceeds from sales of investments in debt securities for the years ended December 31, were zero in 1999, 1998, and 1997. Gross losses realized were zero in 1999, 1998, and 1997. Gross gains realized were zero in 1999, 1998, and 1997. The Company calculates gain or loss on sale of securities based on the specific identification method.

4. Loans and Leases

   Following is a summary of loans and leases by major categories:

                                                      As of December 31,
                                                      1999          1998
                                                  ------------  ------------
Commercial.....................................   $ 65,701,458  $ 53,941,596
Consumer and other.............................     20,203,388    18,089,867
Lease financing................................     61,049,455    47,650,734
Real estate--mortgage..........................    215,838,938   167,979,538
Real estate--construction......................     65,844,464    47,357,405
                                                  ------------  ------------
       Total...................................   $428,637,703  $335,019,140
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

  Future minimum lease receivables under noncancellable leasing arrangements as of December 31, 1999 are as follows:

                                                   Direct
                                                  Financing    Operating
                                                   Leases        Leases
                                                -----------    ----------
Years ending December 31:
  2000........................................  $ 19,296,352   $  763,973
  2001........................................    15,540,314      613,180
  2002........................................    11,343,496      317,597
  2003........................................     7,523,006      242,014
  2004........................................     3,790,326      173,237
  Thereafter..................................     1,454,895           --
                                                ------------   ----------
Net minimum future lease receipts.............    58,948,389   $2,110,001
                                                ------------   ==========
Less unearned income..........................   (11,634,500)
Unamortized initial indirect costs............       573,881
Estimated residual value......................    13,161,685
                                                ------------
Net investment in direct financing leases.....  $ 61,049,455
                                                ============

  Following is a summary of changes to the allowance for loan and lease losses:

                                             Years ended December 31,
                                      --------------------------------------
                                          1999          1998         1997
                                      -----------   -----------   ----------
Balance at beginning of year........  $ 3,874,688   $ 3,279,457   $2,510,155
Provision charged to operations.....    3,074,992     2,322,000    1,536,597
Loans and leases charged-off........   (1,991,901)   (1,921,440)    (972,047)
Recoveries..........................      428,843       194,671      204,752
                                      -----------   -----------   ----------
Balance at end of year..............  $ 5,386,622   $ 3,874,688   $3,279,457
                                      ===========   ===========   ==========

  The recorded investment in loans which are considered impaired under the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by the Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," was $2,725,217 at December 31, 1999, $6,262,498 at December 31, 1998, and $3,122,765 at December 31, 1997. The
average investment in loans for which impairment has been recognized was $4,493,000 in 1999 and $5,452,000 in 1998. The allowance for loan losses related to these loans was $365,000 at December 31, 1999, $96,000 at December 31, 1998, and $395,000 at December 31, 1997. The allowance for impaired loans is included in the allowance for loan and lease losses. Interest income recognized on impaired loans was zero in 1999, zero in 1998, and $6,218 in 1997.

  Loans on which the accrual of interest has been discontinued amounted to $2,725,217, $6,262,498, and $3,122,765 at December 31, 1999, 1998, and 1997,
respectively. If interest on such loans had been accrued, such income would have been approximately $199,000 in 1999, $409,000 in 1998, and $144,978 in 1997.
Actual interest income on those loans, which is recorded only when received, amounted to zero in 1999, zero in 1998, and $6,218 in 1997.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

  Activity during 1999 and 1998 regarding outstanding loans to certain related-party loan customers of the subsidiary bank's (executive officers, directors, and principal shareholders of First State Bank including their families and companies in which they are principal owners) was as follows:

                                                          1999         1998
                                                       ----------   ----------
Balance at beginning of year.........................  $1,157,068   $1,180,868
Advances.............................................     608,984      268,488
Repayments...........................................    (150,594)    (292,288)
                                                       ---------    ----------
Balance at end of year...............................  $1,615,458   $1,157,068
                                                       ==========   ==========

5. Premises and Equipment

  Following is a summary of premises and equipment, at cost:

                                                                     As of December 31,
                                                    Estimated    -------------------------
                                                     Useful          1999          1998
                                                   Life (years)  -----------   -----------
Land.............................................      --        $ 1,959,655   $ 2,484,977
Building and leasehold improvements..............    15-30        10,224,025     9,945,070
Equipment........................................      5           8,624,908     6,572,889
Equipment subject to operating lease financing:       3-5
     Transportation..............................                    442,624     1,292,624
     Construction................................                  1,466,230     1,729,535
     Other.......................................                  1,042,236       352,861
                                                                 -----------   -----------
                                                                  23,759,678    22,377,956
Less accumulated depreciation and amortization...                 (8,698,956)   (7,586,300)
                                                                 ----------    -----------
                                                                 $15,060,722   $14,791,656
                                                                 ===========   ===========

  Depreciation and amortization expense on premises and equipment in 1999, 1998, and 1997 was $1,960,064, $2,040,832, and $1,911,497, respectively.

6. Deposits

  Following is a summary of interest-bearing deposits:

                                                       As of December 31,
                                                   --------------------------
                                                       1999          1998
                                                   ------------  ------------
Interest-bearing checking accounts...............  $107,058,814  $ 86,340,829
Money market savings.............................    45,004,086    53,195,823
Regular savings..................................    33,176,544    36,992,637
Time:
  Denominations $100,000 and over................    94,722,336    61,197,296
  Denominations under $100,000...................    94,269,828    84,048,120
                                                   ------------  ------------
                                                   $374,231,608  $321,774,705
                                                   ============  ============

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

7. Borrowings

 Securities Sold Under Agreements to Repurchase

     Securities sold under agreements to repurchase are comprised of customer deposit agreements with overnight maturities. The obligations are not federally insured but are collateralized by a security interest in U.S. Treasury or U.S. government agency securities. These securities are segregated and safekept by third-party banks. These securities had a market value of $38,927,736 and $36,692,999, at December 31, 1999 and 1998, respectively. Interest expense included in the statement of operations was $1,629,412, $947,181, and $527,746 for the years ended December 31, 1999, 1998, and 1997.

     Securities sold under agreements to repurchase are summarized as follows:

                                                     Years ended December 31,
                                                    -------------------------
                                                        1999          1998
                                                    -----------   -----------
Balance...........................................  $38,927,736   $36,692,999
Weighted average interest rate....................         3.73%         4.07%
Maximum amount outstanding at any month end.......  $48,948,930   $36,692,999
Average balance outstanding during the period.....  $45,325,000   $20,978,000
Weighted average interest rate during the period..         3.59%         4.53%

 Subordinated Debentures

     On April 28, 1998, the Company notified the holders of its 7.5% convertible subordinated debentures due 2017 that the debentures would be called for redemption at 100% of the original principal plus accrued interest on May 29, 1998. The indenture allowed management to redeem the debentures at par when the Company's common stock closed at 140% of the exercise price ($11.16) for 30 consecutive trading days. As of April 24, 1998 this condition was met. All of the debenture holders exercised the conversion privilege, resulting in 1,235,804 shares of common stock being issued and $12.9 million being added to common equity.

     On April 30, 1997, the Company called for redemption of its 7% convertible subordinated debentures due November 3, 2003, with a balance of $3,788,000 at December 31, 1996. Prior to the redemption date, $3,773,000 principal amount of the debentures were converted into the Company's common stock at a conversion rate of $7.00 per share or 538,928 shares. The remaining $15,000 were redeemed at 101% of the original principal balance plus accrued interest.

 Federal Home Loan Bank Advances

     First State Bank has a pre-payable Federal Home Loan Bank advance with a balance of $10,000,000 at December 31, 1999. The advance, dated May 28, 1999, bears interest based on the LIBOR index plus .20%, 6.301% at December 31, 1999, is collateralized by certain first real estate mortgage loans, and has a final maturity of May 28, 2002.

     First State Bank has a note payable to the Federal Home Loan Bank of Dallas included in long-term debt, dated January 30, 1995, with an outstanding balance of $154,376 and $177,394 at December 31, 1999 and 1998, respectively. The note is payable in monthly installments of principal and interest at 8.26% through February 1, 2005.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

Note Payable

     On April 30, 1997, the Company purchased its main banking facility in Taos, New Mexico subject to a real estate contract with an original balance of $1,050,000 which bears interest at 9.50% adjustable every five years through 2017, payable $9,787 monthly. The balance at December 31, 1999, was $996,526 with principal payments of $23,797 in 2000, $26,158 in 2001, $28,755 in 2002,
$31,609 in 2003, $34,746 in 2004, and $851,461 thereafter.

8.   Leases

     First State Bank leases certain of its premises and equipment under noncancellable operating leases from certain related and unrelated parties. Rent expense for the years ended December 31, 1999, 1998, and 1997, totaled approximately $1,234,000, $968,000, and $949,000, respectively. Minimum future payments under these leases at December 31, 1999, are as follows:

                                         Years ending
                                         December 31,
                                       ---------------
             2000......................    $ 1,772,083
             2001......................      1,712,399
             2002......................      1,659,227
             2003......................      1,614,225
             2004......................      1,545,828
           Thereafter..................     11,088,180
                                       ---------------
                                           $19,391,942
                                       ===============

     One of FSBT's branch locations was constructed on land owned by a Director of the Company. The Company is leasing the site for an initial term of 15 years. Lease payments were $65,600 in 1999, $63,700 in 1998, and $61,800 in
1997, respectively. In the opinion of management, the lease is on terms similar to other third-party commercial transactions in the ordinary course of business.

     The Company sold a property it held for construction of an operations building to a limited liability company controlled by Directors of the Company, and certain officers of FSBT. This company constructed a building in which FSBT leases significant space for bank operations. Lease payments were $145,060 in 1999. In the opinion of management, this transaction and the related lease are on terms similar to other third-party transactions in the ordinary course of business.

9.   Income Taxes

     Income tax expense (benefit) consisted of the following:

                                 Years ended December 31,
                           ------------------------------------
                              1999         1998         1997
                           ----------   ----------   ----------
          Federal........  $2,886,057   $2,259,595   $1,905,234
          State..........     223,000      251,042           --
          Deferred.......    (263,628)    (265,281)    (230,887)
                           ----------   ----------   ----------
          Total expense..  $2,845,429   $2,245,356   $1,674,347
                           ==========   ==========   ==========

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

     Actual income tax expense from continuing operations differs from the "expected" tax expense for 1999, 1998, and 1997 (computed by applying the U.S. federal corporate tax rate of 34 percent to income from continuing operations before income taxes) as follows:

                                                              Years ended December 31,
                                                        ------------------------------------
                                                           1999         1998         1997
                                                        ----------   ----------   ----------
Computed "expected" tax expense.......................  $2,737,000   $2,196,000   $1,702,000
Increase (reduction) in income taxes resulting from:
  Tax-exempt interest.................................    (234,000)    (185,000)    (119,000)
  State tax...........................................     147,000      129,000           --
  Amortization of intangibles.........................      35,000       46,000       48,000
  Other...............................................     160,429       59,356       43,347
                                                        ----------   ----------   ----------
     Total income tax expense.........................  $2,845,429   $2,245,356   $1,674,347
                                                        ==========   ==========   ==========

Components of deferred income tax assets and liabilities are as follows:

                                                                       As of December 31,
                                                                    ----------------------
                                                                       1999        1998
                                                                    ----------  ----------
Deferred tax assets:
  Allowance for loan losses.......................................  $1,402,498  $1,013,935
  Allowance for other real estate owned...........................     113,672      54,060
  Depreciation....................................................     300,953     234,304
  Deferred compensation expense...................................     209,038     143,355
  Tax effect of unrealized losses on investment securities........     685,475          --
  Other...........................................................      24,371      25,928
                                                                    ----------  ----------
     Total gross deferred tax assets..............................   2,736,007   1,471,582
Deferred tax liabilities:
  Leases..........................................................     551,493     207,931
  Tax effect of unrealized gains on investment securities.........          --      14,120
                                                                    ----------  ----------
     Total gross deferred tax liabilities.........................     551,493     222,051
                                                                    ----------  ----------
     Net deferred tax asset.......................................  $2,184,514  $1,249,531
                                                                    ==========  ==========

     In order to fully realize the deferred tax asset on the Company's balance sheet at December 31, 1999, of $2,736,007, the Company will need to generate future taxable income of approximately $8,047,000. Based on the Company's historical and current pre-tax income, management believes it is more likely than not that the Company will realize the benefit of the temporary differences prior to the expiration of the carry-forward period and further believes that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate taxable income or any specific level of continuing taxable income.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

10.  Stockholders' Equity

     On April 26, 1999, the Company announced that its Board of Directors authorized management to purchase up to 300,000 shares of its common stock. During 1999, the Company purchased 228,750 shares of common stock in the open market. The funds for these purchases came from excess funds held by the parent company. On October 22, 1999, the Company's Board of Directors authorized management to purchase up to an additional 225,000 shares of its common stock. Currently, management has not determined the timing of additional purchases, if any. Additional purchases would come from cash dividends from the subsidiary bank to the parent company.

     At December 31, 1999, under terms of a stock option agreement, an officer of First State Bank has an outstanding option to purchase 9,918 common shares of the Company at a price of $3.34 per share. The options may be exercised at any time and expire on October 12, 2003.

     Effective October 5, 1993, the Company adopted the First State Bancorporation 1993 Stock Option Plan, which provides for the granting of options to purchase up to 600,000 shares of the Company's common stock. Exercise dates and prices for the options are set by a committee of the Board of Directors. The plan also provides that options other than those qualifying as incentive stock options may be granted. Vesting of these options is 20% at the date of grant and 20% per year thereafter until fully vested. In April 1999, the Company granted 12,750 shares at $6.00 per share and in July 1999, the Company granted 90,000 shares at $16.08 per share. A summary of options under this plan is as follows:

                                                 1999                          1998
                                      ---------------------------     ------------------------
                                                      Weighted                     Weighted
                                                      average                      average
                                        Shares     exercise price     Shares    exercise price
                                       -------     --------------    -------    --------------
Outstanding at beginning of year...    444,848         $ 7.71        465,192         $ 7.76
     Granted.......................    102,750          14.83             --             --
     Exercised.....................    (11,438)          7.92         (8,325)          7.09
     Forfeited.....................     (6,900)         11.37        (12,019)         10.09
                                       -------         ------         ------         ------
Outstanding at year end............    529,260         $ 9.04        444,848         $ 7.11
                                       =======         ======        =======         ======
Options exercisable at year end....    367,433         $ 8.68        340,627         $ 6.70
                                       =======         ======        =======         ======

     Compensation expense of $193,186, $308,208, and $20,430 was recognized pursuant to the grant of options in 1999, 1998, and 1997. Had the compensation costs been determined consistent with the fair value method of FAS 123 at the grant dates for awards, net income and earnings per common share would have changed to the pro forma amounts indicated below.

     In determining the following pro forma disclosures, the fair value of options granted were estimated as of the grant date using the Black-Scholes option-pricing model assuming a risk-free interest rate of 4.69% for April 1999, 4.74% for July 1999, and 5.50% for 1997; dividend yield of 1.50% for April 1999, 1.60% for July 1999, and 0.98% for 1997; expected lives of 5 years for 1999 and 1997; and volatility of 57.76% for April 1999, 36.21% for July 1999, and 40.23% for 1997.

                                         Years Ended December 31,
                                -----------------------------------------
                                   1999            1998            1997
                                ----------      ----------      ----------
Net income:
     As reported............... $5,206,108      $4,212,384      $3,330,368
     Pro forma................. $5,058,040      $4,455,359      $3,107,656
Basic earnings per share:
     As reported............... $     1.04      $     0.91      $     0.91
     Pro forma................. $     1.01      $     0.90      $     0.84
Diluted earnings per share:
    As reported................ $     1.01      $     0.85      $     0.81
    Pro forma.................. $     0.98      $     0.85      $     0.76

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

     Bank regulations specify the level of dividends that can be paid by First State Bank. As of December 31, 1998, First State Bank had approximately $7.0 million in retained earnings, which were available for the payment of dividends to the Company subject to regulatory capital requirements. Future dividend payments will be dependent upon the level of earnings generated by First State Bank and/or regulatory restrictions, if any.

     On April 28, 1998, the Company notified the holders of its 7.5% convertible debentures due 2017 that the debentures would be called for redemption at 100% of the original principal plus accrued interest on May 29, 1998. The indenture allowed management to redeem the debentures at par when the Company's common stock closed at 140% of the exercise price ($11.16) for 30 consecutive trading days. As of April 24, 1998 this condition was met. All of the debenture holders exercised the conversion privilege, resulting in 1,235,804 shares of common stock being issued and $12.9 million being added to common equity.

     On April 30, 1997, the Company called for redemption of its 7% convertible subordinated debentures due November 3, 2003, with a balance of $3,788,000 at December 31, 1996. Prior to the redemption date, $3,773,000 principal amount of the debentures were converted into the Company's common stock at a conversion rate of $7.00 per share or 538,928 shares. The remaining $15,000 were redeemed at 101% of the original principal balance plus accrued interest.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in regulations) to risk-weighted assets, and of Tier I capital, and of Tier I capital to total assets. Management believes, as of December 31, 1999, that the Company meets all capital adequacy requirements to which it is subject.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

     As of December 31, 1999, the most recent notification from the Federal Reserve Bank of Kansas City categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                             As of December 31, 1999
                                           -----------------------------------------------------
                                                               For capital      To be considered
                                               Actual       adequacy purposes   well capitalized
                                           --------------   -----------------   ----------------
                                           Amount   Ratio     Amount   Ratio     Amount   Ratio
                                           ------   -----   --------   ------   -------   ------
                                                        (Dollars in thousands)
Total capital to risk weighted assets:
  Consolidated...........................  $50,017   10.6%    $37,918    8.0%   $47,398   10.0%
  Bank subsidiary........................   48,462   10.2%     38,084    8.0%    47,605   10.0%
Tier I capital to risk weighted assets:
  Consolidated...........................   45,189    9.6%     18,959    4.0%    28,439    6.0%
  Bank subsidiary........................   43,634    9.2%     19,042    4.0%    28,563    6.0%
Tier I capital to total assets:
  Consolidated...........................   45,189    7.9%     23,214    4.0%    29,017    5.0%
  Bank subsidiary........................   43,634    7.5%     23,297    4.0%    29,121    5.0%

                                                             As of December 31, 1998
                                           -----------------------------------------------------
                                                               For capital      To be considered
                                               Actual       adequacy purposes   well capitalized
                                           --------------   -----------------   ----------------
                                           Amount   Ratio     Amount   Ratio     Amount   Ratio
                                           ------   -----   --------   ------   -------   ------
                                                        (Dollars in thousands)
Total capital to risk weighted assets:
  Consolidated...........................  $47,328   12.4%    $30,466    8.0%   $38,082   10.0%
  Bank subsidiary........................   39,582   10.4%     30,453    8.0%    38,067   10.0%
Tier I capital to risk weighted assets:
  Consolidated...........................   43,453   11.4%     15,233    4.0%    22,849    6.0%
  Bank subsidiary........................   35,707    9.4%     15,227    4.0%    22,840    6.0%
Tier I capital to total assets:
  Consolidated...........................   43,453    8.8%     19,875    4.0%    24,844    5.0%
  Bank subsidiary........................   35,707    7.2%     19,869    4.0%    24,836    5.0%

11.  Employee Benefit Plans

     Effective January 1, 1991, First State Bank adopted an employee tax-sheltered savings plan for substantially all full-time employees which provides a mandatory 50% matching by First State Bank of employee contributions up to a maximum of 6% of gross annual wages. Full vesting occurs after three years. Contributions to the plan totaled $161,134 in 1999, $146,114 in 1998, and $125,171 in 1997.

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

                                      As of December 31,
                                   ------------------------
                                      1999         1998
                                   -----------  -----------
   Commitments to extend credit..  $92,389,000  $77,559,000
   Standby letters of credit.....    6,135,000    2,237,000

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

                       Condensed Statements of Condition

                                                         As of December 31,
                                                        --------------------
                                                          1999       1998
                                                        ---------  ---------
                                                       (Dollars in thousands)
Assets:
  Cash and due from banks.............................    $ 1,785    $ 8,076
  Investment in subsidiary............................     42,585     36,088
  Goodwill............................................        287        320
  Deferred tax asset..................................        210        143
  Other assets........................................         23         10
                                                        ---------  ---------
     Total assets.....................................    $44,890    $44,637
                                                        =========  =========
Liabilities and equity capital:
  Liabilities--accounts payable and accrued expenses..    $   463    $   483
  Equity capital......................................     44,427     44,154
                                                        ---------  ---------
     Total liabilities and equity capital.............    $44,890    $44,637
                                                        =========  =========

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                      Condensed Statements of Operations

                                                                        Years ended December 31,
                                                                        -------------------------
                                                                         1999     1998     1997
                                                                        -------  -------  -------
                                                                         (Dollars in thousands)
Income:
  Cash dividends from subsidiaries....................................  $   --   $   --   $   --
  Other income........................................................     183      415      301
                                                                        ------   ------   ------
     Total income.....................................................     183      415      301
                                                                        ------   ------   ------
Expenses:
  Interest expense....................................................      --      397      766
  Amortization........................................................      32       54       84
  Legal...............................................................      59       10       13
  Other...............................................................     426      558      258
                                                                        ------   ------   ------
     Total expense....................................................     517    1,019    1,121
                                                                        ------   ------   ------
Loss before income taxes and undistributed income of bank subsidiary..    (334)    (604)    (820)
Income tax benefit....................................................      85      188      276
Undistributed income of bank subsidiary...............................   5,455    4,628    3,874
                                                                        ------   ------   ------
Net income............................................................  $5,206   $4,212   $3,330
                                                                        ======   ======   ======

                      Condensed Statements of Cash Flows

                                                                        Years ended December 31,
                                                                        -------------------------
                                                                         1999     1998     1997
                                                                        -------  -------  -------
                                                                         (Dollars in thousands)
Cash flows from operating activities:
  Net income..........................................................  $ 5,206  $ 4,212  $ 3,330
                                                                        -------  -------  -------
  Adjustments to reconcile net income to cash used by operations:
     Amortization of goodwill.........................................       32       32       32
     Undistributed income of bank subsidiaries........................   (5,455)  (4,628)  (3,874)
     (Increase) decrease in other assets..............................      (79)     329   (1,170)
     Increase (decrease) in other liabilities, net....................      (20)      30      254
                                                                        -------   ------  -------
        Total adjustments.............................................   (5,522)  (4,237)  (4,758)
                                                                        -------  -------  -------
        Net cash used by operating activities.........................     (316)     (25)  (1,428)
                                                                        -------  -------  -------
Cash flows from financing activities:
  Common stock issued.................................................      353      175      495
     Payment to repurchase common stock...............................   (3,012)      --       --
     Amortization of stock option plan grant...s......................      244       --       --
  Issuance of subordinated debentures.................................       --       --   13,800
  Capital contributions to subsidiary bank............................   (2,400)      --   (4,500)
  Dividends paid......................................................   (1,160)    (790)    (523)
  Redemption of put warrants..........................................       --       --     (308)
                                                                        -------  -------  -------
        Net cash provided (used) by financing activities..............   (5,975)    (615)   8,964
                                                                        -------  -------  -------
Increase (decrease) in cash and due from banks........................   (6,291)    (640)   7,536
                                                                        -------  -------  -------
Cash and due from banks at beginning of year..........................    8,076    8,716    1,180
                                                                        -------  -------  -------
Cash and due from banks at end of year................................  $ 1,785  $ 8,076  $ 8,716
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

     The carrying values and estimated fair values of the Company's financial instruments at December 31, are as follows:

                                                            1999                    1998
                                                    --------------------   ---------------------
                                                    Carrying      Fair     Carrying        Fair
                                                     Amount      Value      Amount        Value
                                                    --------    --------   --------     --------
                                                               (Dollars in thousands)
Financial assets:
  Cash and due from banks.........................  $ 22,726   $ 22,726    $ 18,094     $ 18,094
  Marketable securities available for sale........    72,211     72,211      61,147       61,147
  Marketable securities held to maturity..........    22,590     22,491      60,957       60,932
  Loans, net......................................   428,638    425,745     335,019      340,231
  Accrued interest receivable.....................     3,063      3,063       2,514        2,514
Financial liabilities:
  Deposits........................................   463,536    463,290     409,021      410,327
  Securities sold under agreements to repurchase..    38,928     38,928      36,693       36,693
  Long-term debt..................................    11,151     11,151       1,195        1,195

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

     Deposits. The estimated fair value of deposits with no stated maturity, such as demand deposits, savings accounts and money market deposits, approximates the amounts payable on demand at December 31, 1999 and 1998. The fair value of fixed maturity certificates of deposit is estimated by discounting the future contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

     Securities sold under agreements to repurchase. The estimated fair value of securities sold under agreements to repurchase, which reset frequently to market interest rates, approximate fair value.

     Long-term debt. Long-term debt consists of a Federal Home Loan Bank advance which adjusts quarterly, therefore, its carrying value approximates its fair value, and a Federal Home Loan Bank advance and a note payable whose rates approximate market at December 31, 1999 and 1998.

     Off balance sheet items. The estimated fair values of the Company's off balance sheet items are not material to the fair value of financial instruments included in the statements of financial condition. Rates currently available to the Company and subsidiary for items with similar terms and remaining maturities are used to estimate fair value of existing debt.

15.  Sale of Leasing Division

     On December 31, 1999, the Company entered into an agreement providing for the sale of the assets of its subsidiary bank's commercial leasing division in a transaction which closed March 1, 2000. This sale resulted in approximately $64 million of leases being sold. At closing the gain on the sale amounted to approximately $879,000, net of transaction costs. Management intends to use the proceeds from the sale to purchase investment securities, fund loan demand, and reduce borrowings.

     Pro forma consolidated balance sheet and statement of operations assuming the sale of the assets of the leasing division occurred at the beginning of the period is as follows. The pro formas assume the proceeds from sale of the leasing division are reinvested in U.S. agency securities.

          Balance Sheet:                                          1999
                                                            --------------
          Cash and cash equivalents.....................      $ 22,725,861
          Investment securities.........................       157,201,370
          Net loans.....................................       363,144,081
          Other assets..................................        23,812,252
                                                            --------------
          Total assets..................................     $ 566,883,564
                                                            ==============
          Deposits......................................     $ 463,535,573
          Other Liabilities.............................        58,920,964
          Stockholders equity...........................        44,427,027
                                                            --------------
          Total liabilities and stockholders' equity....     $ 566,883,564
                                                            ==============

          Operations:
          Interest income...............................      $ 42,054,645
          Interest expense..............................        14,686,307
          Provision for loan loss.......................         2,668,200
          Other income..................................         5,065,250
          Other expense.................................        21,660,685
          Income tax expense............................         2,864,202
                                                            --------------
          Net income....................................      $  5,240,501
                                                            ==============

          Earnings per share:
               Basic....................................             $1.05
                                                            ==============
               Diluted..................................             $1.02
                                                            ==============