Form 10-Q
period 2000-03-31
FIRST STATE BANCORPORATION
filed 2000-05-12
CIK 897861

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

   FORM 10-Q. -QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.
                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _______________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,170,926 shares of common stock, no par value, outstanding as of May 5, 2000.

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

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   First State Bancorporation and Subsidiary
                     Consolidated Condensed Balance Sheets
                                  (unaudited)

                                                                                  March 31,    December 31,
                        Assets                                                      2000           1999
                        ------                                                  ------------   ------------
Cash and due from banks                                                         $ 31,036,401   $ 22,725,861
Federal funds sold                                                                13,275,000           --
                                                                                ------------   ------------
    Total cash and cash equivalents                                               44,311,401     22,725,861
Investment securities:
    Held to maturity (at amortized cost, market value of $39,382,698 at
       March 31, 2000, and $22,490,690 at December 31, 1999)                      39,515,832     22,590,081
    Available for sale (at market, amortized cost of $83,874,150 at
       March 31, 2000, and $74,227,391 at December 31, 1999)                      81,965,329     72,211,289
                                                                                ------------   ------------
       Total investments                                                         121,481,161     94,801,370
                                                                                ------------   ------------
Loans and leases net of unearned interest                                        394,158,042    428,637,703
    Less allowance for loan and lease losses                                       5,439,987      5,386,622
                                                                                ------------   ------------
       Net loans and leases                                                      388,718,055    423,251,081
Premises and equipment                                                            13,204,283     15,060,722
Accrued interest receivable                                                        3,376,888      3,062,575
Other real estate owned                                                            1,994,283      1,917,126
Goodwill, net                                                                        543,212        569,264
Other assets                                                                       6,741,856      5,495,565
                                                                                ------------   ------------
       Total assets                                                             $580,371,139   $566,883,564
                                                                                ============   ============
                Liabilities and Stockholders' Equity
                ------------------------------------
Liabilities:
  Deposits:
    Non-interest-bearing                                                        $ 93,341,337   $ 89,303,965
    Interest-bearing                                                             377,387,135    374,231,608
                                                                                ------------   ------------
       Total deposits                                                            470,728,472    463,535,573
Securities sold under agreements to repurchase                                    47,860,668     38,927,736
Other liabilities                                                                  5,388,747      8,842,326
Long-term debt                                                                    11,139,106     11,150,902
                                                                                ------------   ------------
       Total liabilities                                                         535,116,993    522,456,537
Stockholders' equity:
    Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding
    Common stock, no par value, 20,000,000 shares authorized,
       issued and outstanding 5,167,152 at March 31, 2000 and
       5,158,846 at December 31, 1999                                             29,562,189     29,459,807
    Treasury Stock, at cost (304,100 shares at March 31, 2000 and
       228,750 at December 31, 1999)                                              (3,917,481)    (3,012,031)

    Retained earnings                                                             20,869,260     19,309,878
    Unrealized loss on investment securities available for sale                   (1,259,822)    (1,330,627)
                                                                                ------------   ------------
       Total stockholders' equity                                                 45,254,146     44,427,027
                                                                                ------------   ------------
       Total liabilities and stockholders' equity                               $580,371,139   $566,883,564
                                                                                ============   ============
Book value per share                                                                   $9.31          $9.03
                                                                                ============   ============
Tangible book value per share                                                          $9.19          $8.91
                                                                                ============   ============

See accompanying notes to unaudited consolidated condensed financial statements.

                   First State Bancorporation and Subsidiary
                Consolidated Condensed Statements of Operations
               For the three months ended March 31, 2000 and 1999
                                  (unaudited)

                                                                           Three months   Three months
                                                                               Ended          Ended
                                                                             March 31,      March 31,
                                                                               2000           1999
                                                                           ------------   ------------
Interest Income:
 Interest and fees on loans and leases                                      $10,354,830     $8,276,280
 Interest on investment securities:
    Taxable                                                                   1,450,372      1,425,443
    Nontaxable                                                                   51,739         58,411
    Federal funds sold                                                           54,466         61,037
                                                                           ------------   ------------
      Total interest income                                                  11,911,407      9,821,171
                                                                           ------------   ------------
Interest expense:
  Deposits                                                                    3,619,736      2,863,076
  Short-term borrowings                                                         541,214        424,110
  Long-term debt and capital lease                                              186,066         27,678
                                                                           ------------   ------------
    Total interest expense                                                    4,347,016      3,314,864
                                                                           ------------   ------------
         Net interest income before provision for loan and lease losses       7,564,391      6,506,307
 Provision for loan and lease losses                                            625,002        744,400
                                                                           ------------   ------------
         Net interest income after provision for loan and lease losses        6,939,389      5,761,907
                                                                           ------------   ------------
Other Income:
 Service charges on deposit accounts                                            570,729        469,300
 Other banking service fees                                                     101,115         90,048
 Credit card transaction fees                                                   510,461        317,390
 Operating lease income                                                         105,055        160,043
 Loss on sale of investment securities                                         (333,142)            --
 Gain on sale of Leasing Division                                               879,078             --
 Other                                                                          312,642        271,204
                                                                           ------------   ------------
    Total other income                                                        2,145,938      1,307,985
                                                                           ------------   ------------
Other expenses:
 Salaries and employee benefits                                               2,911,125      2,542,740
 Occupancy                                                                      785,775        587,936
 Data Processing                                                                283,500        239,748

 Credit card interchange                                                        262,682        178,978

 Equipment                                                                      464,436        380,934
 Leased equipment depreciation                                                   70,241        152,924
 Legal, accounting, and consulting                                              195,644        147,179
 Marketing                                                                      241,622        232,162
 Other real estate owned expenses                                                15,285         43,561
 Amortization of goodwill                                                        26,051         26,051
 Other                                                                        1,157,867        812,342
                                                                           ------------   ------------
    Total other expenses                                                      6,414,228      5,344,555
                                                                           ------------   ------------
         Income before income taxes                                           2,671,099      1,725,337
Income tax expense                                                              913,526        628,215
                                                                           ------------   ------------
         Net income                                                        $  1,757,573   $  1,097,122
                                                                           ============   ============
Basic earnings per share                                                          $0.36          $0.21
                                                                           ============   ============
Diluted earnings per share                                                        $0.35          $0.21
                                                                           ============   ============
Dividends per common share                                                        $0.06          $0.05
                                                                           ============   ============

See accompanying notes to unaudited consolidated condensed financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY
           Consolidated Condensed Statements of Comprehensive Income
               For the three months ended March 31, 2000 and 1999


                                                                 Three month ended    Three months ended
                                                                      March 31,            March 31,
                                                                        2000                 1999
                                                                 -----------------    ------------------
Net income                                                            $1,757,573           $1,097,122
Other comprehensive income net of tax:
 Unrealized holding losses on securities
 available for sale arising during period                               (149,068)            (283,018)

      Less: reclassification adjustment for losses
       included in net income                                            219,873                 --
                                                                 -----------------    ------------------
Total comprehensive income                                            $1,828,378           $  814,104
                                                                 =================    ==================

See accompanying notes to unaudited consolidated condensed financial statements

                   First State Bancorporation and Subsidiary
                Consolidated Condensed Statements of Cash Flows
               For the three months ended March 31, 2000 and 1999
                                  (unaudited)

                                                                               2000           1999
                                                                          -------------  -------------
Operating activities:
Net Income                                                                $  1,757,573   $  1,097,122
                                                                          -------------  -------------
Adjustments to reconcile net income to cash provided by operations:
    Provisions for loan and lease losses                                       625,002        744,400
    Provision for decline in value of other real estate owned                        -         28,722
    Depreciation and amortization                                              184,040        408,208
    Losses on sales of investment securities                                   333,142              -
    Gain of sale of Leasing Division                                          (879,078)             -
    Increase in accrued interest receivable                                   (314,313)      (377,980)
    Increase in other assets, net                                           (1,246,291)      (325,926)
    Increase in other liabilities, net                                       1,508,145        739,256
                                                                          -------------  -------------
      Total adjustments                                                        210,647      1,216,680
                                                                          -------------  -------------
          Net cash provided by operating activities                          1,968,220      2,313,802
                                                                          -------------  -------------
Cash flows from investing activities:
    Net increase in loans                                                  (27,780,072)   (24,975,175)
    Proceeds from the sale of Leases                                        64,427,001              -
    Early payoff of Operating Leases                                                 -        559,333
    Purchases of investment securities available for sale                  (21,943,800)   (18,527,700)
    Maturities of investment securities available for sale                      24,464      9,950,000
    Purchases of investment securities held to maturity                    (99,182,108)   (89,100,000)
    Maturities of investment securities held to maturity                    82,500,000    118,600,000
    Sale of investment securities available for sale                        11,936,858              -
    Purchases of premises and equipment                                       (760,556)      (123,114)
    Sales of premises and equipment                                            125,038        543,177
    Payments received on loans classified as other real estate owned           119,443          1,173
                                                                          -------------  -------------
          Net cash used in investing activities                              9,466,268     (3,072,306)
                                                                          -------------  -------------
Cash flows from financing activities:
    Net increase in interest-bearing deposits                                3,155,527      4,544,935
    Net increase in non-interest-bearing deposits                            4,037,372      4,698,179
    Net increase in securities sold under repurchase agreements              8,932,932     10,907,444
    Payments on long-term debt                                                 (11,796)       (10,800)
    Federal Funds purchased, net                                            (4,900,000)             -
    Common stock issued                                                        102,382        107,074
    Dividends paid                                                            (259,915)      (239,731)
    Purchase of Treasury stock                                                (905,450)             -
                                                                          -------------  -------------
          Net Cash provided by financing activities                         10,151,052     20,007,101
                                                                          -------------  -------------
      Increase in cash and cash equivalents                                 21,585,540     19,248,597
Cash and cash equivalents at beginning of period                            22,725,861     18,093,685
                                                                          -------------  -------------
Cash and cash equivalents at end of period                                $ 44,311,401   $ 37,342,282
                                                                          =============  =============
Supplemental disclosure of noncash investing and financing activities:
    Additions to other real estate owned in settlement of loans           $    196,600   $  1,538,338
                                                                          =============  =============

See accompanying notes to unaudited consolidated condensed financial statement

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

All significant intercompany accounts and transactions have been eliminated. Information contained in the consolidated condensed financial statements and notes thereto of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

                                                                   2000                                     1999
                                                  --------------------------------------- ------------------------------------------
                                                    Income        Shares       Per Share     Income        Shares           Per
                                                  (Numerator)  (Denominator)     Amount    (Numerator)  (Denominator)   Share Amount
                                                  ----------- ---------------- ----------- ----------- --------------- -------------
Basic EPS:
  Net income available to common
      stockholders                                 $1,757,573     4,923,928        $0.36    $1,097,122     5,134,710         $0.21
                                                                                ========                                  ========
Effect of dilutive securities:

  Options                                                           120,522                                  120,629
                                                                  ---------                                ---------
Diluted EPS:
  Net income available to common
   stockholders plus interest and
   amortization on convertible
   debentures                                      $1,757,573     5,044,450        $0.35    $1,097,122     5,255,339         $0.21
                                                   ==========     =========     ========    ==========     =========      ========

3.   Sale of Leasing Division

On March 1, 2000, the Company closed the sale of its subsidiary bank's commercial leasing division. The sale resulted in $63.7 million of leases being sold. The gain on the sale amounted to approximately $879,000, net of transaction costs. The proceeds from the sale were used to purchase investment securities, fund loan demand, and reduce short-term borrowings.

4.   Treasury Stock

The Company's Board of Directors has authorized management to purchase up to 525,000 shares of its common stock. To date, management has purchased 304,100 shares including 75,350 shares totaling $905,450 during the first quarter of 2000. Management intends to purchase additional shares in the amount of which will be determined by cash available for dividends from the subsidiary bank.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Condensed Balance Sheets

The Company's total assets increased by $13.5 million from $566.8 million as of December 31, 1999, to $580.4 million as of March 31, 2000, due to increasing market share and economic growth in the Company's market areas. For the first three months of 2000, net loans decreased by $34.6 million from $423.3 million to $388.7 million, while investment securities increased by $26.7 million from $94.8 million to $121.5 million. On March 1, 2000, the Company closed the sale of its subsidiary bank's commercial leasing division. The sale resulted in $63.7 million of leases being sold. The gain on the sale amounted to approximately $879,000, net of transaction costs. The proceeds from the sale were used to purchase investment securities, fund loan demand, and reduce short-term borrowings. Excluding the sale of the leasing division, total commercial loans increased by approximately $6.3 million, real estate loans increased by approximately $25.8 million.

Deposits, which are the Company's main source of funds for loans, investments and federal funds sold, increased by $7.2 million from $463.5 million as of December 31, 1999, to $470.7 million as of March 31, 2000. Non-interest-bearing deposits increased by $4.0 million and interest-bearing deposits increased by $3.2 million. For the first three months of 2000, securities sold under agreements to repurchase increased $9.0 million.

Consolidated Results of Operations For the Three Months Ended March 31, 2000

Net income for the Company for the three months ended March 31, 2000, was $1.8 million, an increase of $660,000 or 60.2% from $1.1 million for the same period of 1999. The Company's annualized return on average assets was 1.24% for the first quarter of 2000, compared to 0.90% for the same period of 1999.

The provision for loan losses was $625,000 for the first quarter of 2000, compared to $744,400 for the first quarter of 1999. Net charge-offs for the first quarter of 2000 were $572,000 compared to $675,000 for the first quarter of 1999. The allowance for loan losses to total loans was 1.38% and the allowance for loan losses to non-performing loans was 136% at March 31, 2000, compared to allowance for loan losses to total loans of 1.10% and the allowance for loan losses to non-performing assets to total assets of 111% at March 31, 1999. Total non-performing assets to total assets were 1.03% at March 31,2000, compared to 1.12% at March 31, 1999. Management provides for loan losses based upon its judgements concerning the adequacy of the allowance for loan losses considering such factors as loan growth, delinquency trends, previous charge-off experience, and local and national economic conditions.

The net interest income before the provision loan loss increased $1.1 million to $7.6 million for the first quarter of 2000 compared to $6.5 million for the first quarter of 1999. This increase was composed of a $2.1 million increase in total interest income off-set by a $1.0 million increase in total interest expense. The increase in interest income was composed of an increase of $1.4 million due to increased average interest earning assets of $65.1 million and $700,000 due to a 0.53% increase in the yield on average interest earning assets. The increase in total interest expense was $600,000 due to a $61.3 million in average interest bearing liabilities and $400,000 due to a 0.45% increase in the cost of interest bearing liabilities.

Leases of $63.7 million with an approximate yield of 8.42% were sold with the Leasing Division. The proceeds from the sale of the leasing division were used to purchase $32.8 million in investment securities with a weighted average yield of approximately 7.38% and to reduce short-term borrowings with a balance at closing of $20.6 million with an approximate interest cost of 5.76%. During the quarter securities with a weighted average yield of 5.23% were sold and reinvested in similar securities with a weighted average yield of 7.33%. In the second quarter of 2000 management intends to reduce long-term borrowings of $10 million with an approximate interest cost of 6.31%.

The recent increases in interest rate precipitated by the Federal Reserve Board's increases in the discount rate have increased the yield on interest earnings assets and have caused management to increase rates paid on deposits. The impact on the net interest margin of additional increases in interest rates will be significantly determined by the competitive environment for deposits.

Total non-interest income increased by $800,000 to $2.1 million for the three months ended March 31, 2000, compared to $1.3 million for the same period of 1999. Included in total other income was a $879,000 gain on the sale of the leasing division, a loss of $333,000 on securities sold, and $105,000 of operating lease income. The loss on the sale of securities was a result of management selling securities and reinvesting in similar securities with higher yields. The $105,000 of operating lease income will not be reoccurring as the underlying leases were sold in the leasing division transaction. Not including these items total other income was $1.5 million compared to $1.1 million for the quarters ended March 31, 2000 and 1999, respectively. Approximately $118,000 of this increase was due to fees generated by the Company's mortgage division which was opened in September of 1999.

Total non-interest expense increased by $1.1 to $6.4 million for the first quarter of 2000, compared to $5.3 million for the same period of 1999. This increase was due partially to $267,000 in non-interest expenses in the Company's mortgage division and $94,500 as a result of the opening of the Belen branch in January 2000. Non-interest expense also includes $225,800 of expenses which will be eliminated as a result of the sale of the leasing division. The remainder of the growth in non-interest expense was primarily a result of the Company's overall growth.

Allowance for Loan and Lease Losses and Non-Performing Assets

The following tables set forth the Allowance for Loan and Lease Losses and Non-Performing assets.

                                                             (Dollars in thousands)
ALLOWANCE FOR LOAN AND LEASE LOSSES:           March 31, 2000   December 31, 1999   March 31,1999
                                               --------------   -----------------   -------------
Balance beginning of Period                            $5,387              $3,875          $3,875
Provision for loan and lease losses                       625               3,075             744
Net charge-offs                                           572               1,563             675
                                               --------------   -----------------   -------------
Balance end of period                                  $5,440              $5,387          $3,944
                                               --------------   -----------------   -------------
Allowance for loan and lease losses to total
     loans and leases                                   1.38%               1.26%           1.10%
Allowance for loan and lease losses to
     non-performing loans and leases                    1.36%               1.92%            111%

NON-PERFORMING ASSETS:                         March 31, 2000   December 31, 1999   March 31,1999
                                               --------------   -----------------   -------------
Accruing loans - 90 days past due                          $4                 $84             $89
Non-accrual loans                                       3,992               2,725           3,459
Restructured loans                                         --                  --              --
                                               --------------   -----------------   -------------
Total non-performing loans                              3,996               2,809           3,548
Other real estate owned                                 1,994               1,917           2,206
                                               --------------   -----------------   -------------
Total non-performing assets                            $5,990              $4,726          $5,754
                                               ==============   =================   =============
Potential problem loans and leases                     $4,274              $5,133          $4,620
                                               ==============   =================   =============
Total non-performing assets to total assets             1.03%               0.83%           1.12%

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company's market risk profile from the information disclosed in the Company's Form 10-K for the year ended December 31, 1999.

Item 6.   Exhibits and Reports on Form 8-K

     Exhibit 27 Financial Data Schedule

     Reports of Form 8-K

     On March 14, 2000 the Company filed a report on Form 8-K under Item 2 which describes the Companys sale of its leasing division on March 1, 2000.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FIRST STATE BANCORPORATION

Date:   May 11, 2000    By: Michael R. Stanford
                        ----------------------------------------------------------------------------
                            Michael R. Stanford, President & Chief Executive Officer

Date:   May 11, 2000    By: H. Patrick Dee
                        ----------------------------------------------------------------------------
                            H. Patrick Dee, Executive Vice President & Chief Operating Officer

Date:   May 11 ,2000    By: Brian C. Reinhardt
                        ----------------------------------------------------------------------------
                            Brian C. Reinhardt, Executive Vice President and Chief Financial Officer