Form 10-Q
period 2000-06-30
FIRST STATE BANCORPORATION
filed 2000-08-11
CIK 897861

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


FORM 10-Q. -QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2000 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ___________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   XX    No
                                       ------
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,174,053 shares of common stock, no par value, outstanding as of August 9, 2000.

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

                                    PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                              None

Item 2.  Changes in Securities and Use of Proceeds                                      None

Item 3.  Defaults Upon Senior Securities                                                None

Item 4.  Submission of Matters to a Vote of Security Holders                            9

Item 5.  Other Information                                                              None

Item 6.  Exhibits and Reports on Form 8-K                                               9

         SIGNATURES                                                                     10

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      FIRST STATE BANCORPORATION AND SUBSIDIARY
                        Consolidated Condensed Balance Sheets
                                     (unaudited)

                                                                                June 30,          December 31,
                                                                                  2000                1999
                                                                              -------------       -------------

                                       Assets

Cash and due from banks                                                       $  27,023,183       $  22,725,861
Federal funds sold                                                                1,300,000                --
                                                                              -------------       -------------
     Total cash and cash equivalents                                             28,323,183          22,725,861
Investment securities
     Held to maturity (at amortized cost, market value of $36,034,425 at
          June 30, 2000, and $22,490,690 at December 31, 1999)                   36,178,852          22,590,081
     Available for sale (at market, amortized cost of $93,809,485 at
          June 30, 2000, and $74,227,391 at December 31, 1999)                   91,874,311          72,211,289
                                                                              -------------       -------------
          Total Investments                                                     128,053,162          94,801,370
                                                                              -------------       -------------
Loans and leases net of unearned interest                                       418,705,557         428,637,703
     Less allowance for loan and lease losses                                     5,837,837           5,386,622
                                                                              -------------       -------------
          Net loans and leases                                                  412,867,720         423,251,081
Premises and equipment                                                           12,913,473          15,060,722
Accrued interest receivable                                                       4,025,265           3,062,575
Other real estate owned                                                           1,779,687           1,917,126
Goodwill, net                                                                       517,161             569,264
Other assets                                                                      6,769,982           5,495,565
                                                                              -------------       -------------
          Total assets                                                        $ 595,249,633       $ 566,883,564
                                                                              =============       =============
                        Liabilities and Stockholders' Equity
Liabilities:
  Deposits:
     Noninterest-bearing                                                      $  98,792,382       $  89,303,965
     Interest-bearing                                                           392,565,978         374,231,608
                                                                              -------------       -------------
          Total deposits                                                        491,358,360         463,535,573
Securities sold under agreements to repurchase                                   51,902,379          38,927,736
Other liabilities                                                                 4,382,986           8,842,326
Long-term debt                                                                    1,127,046          11,150,902
                                                                              -------------       -------------
          Total liabilities                                                     548,770,771         522,456,537
Stockholders' equity:
     Preferred stock, no par value, 1,000,000 shares authorized, none
          issued or outstanding                                                        --                  --
     Common stock, no par value, 20,000,000 shares authorized, issued
          5,174,159 at June 30, 2000 and 5,158,846 at December 31, 1999          29,630,075          29,459,807
Treasury stock, at cost (309,550 shares at June 30, 2000 and 228,750 at
     December 31, 1999)                                                          (4,076,662)         (3,012,031)
Retained earnings                                                                22,202,664          19,309,878
Unrealized gains (losses) on investment securities available for sale            (1,277,215)         (1,330,627)
                                                                              -------------       -------------
     Total stockholders' equity                                                  46,478,862          44,427,027
                                                                              -------------       -------------
     Total liabilities and stockholders' equity                               $ 595,249,633       $ 566,883,564
                                                                              =============       =============
Book value per share                                                          $        9.55       $        9.03
                                                                              =============       =============
Tangible book value per share                                                 $        9.45       $        8.91
                                                                              =============       =============


See accompanying notes to consolidated condensed financial statements.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
                Consolidated Condensed Statements of Operations
           For the three and six months ended June 30, 2000 and 1999
                                   (unaudited)


                                                            Three             Three             Six                Six
                                                           months            months            months             months
                                                            Ended             Ended             Ended              Ended
                                                          June 30,          June 30,          June 30,           June 30,
                                                            2000              1999              2000               1999
                                                        ------------      ------------      ------------       ------------

Interest Income:
Interest and fees on loans and leases                   $ 10,288,852      $  8,887,020      $ 20,531,238       $ 17,163,300
Interest on investment securities:
     Taxable                                               2,035,685         1,366,164         3,486,057          2,791,607
     Nontaxable                                               51,833            58,508           103,572            116,919
     Federal funds sold                                      149,179            50,930           203,645            111,967
                                                        ------------      ------------      ------------       ------------
          Total interest income                           12,525,549        10,362,622        24,324,512         20,183,793
                                                        ------------      ------------      ------------       ------------
Interest expense:
  Deposits                                                 3,930,940         2,898,090         7,550,676          5,761,166
  Short-term borrowings                                      646,903           498,205         1,188,117            922,315
  Long-term debt and capital lease                           131,853            77,208           317,919            104,886
                                                        ------------      ------------      ------------       ------------
     Total interest expense                                4,709,696         3,473,503         9,056,712          6,788,367
                                                        ------------      ------------      ------------       ------------
          Net interest income before provision for
            loan and lease losses                          7,815,853         6,889,119        15,267,800         13,395,426
  Provision for loan and lease losses                        600,002           687,792         1,225,004          1,432,192
                                                        ------------      ------------      ------------       ------------
          Net interest income after provision for
            loan and lease losses                          7,215,851         6,201,327        14,042,796         11,963,234
                                                        ------------      ------------      ------------       ------------
Other Income:
  Service charges on deposit accounts                        584,962           509,283         1,155,691            978,583
  Other banking service fees                                 112,150           102,375           213,265            192,423
  Credit card transaction fees                               589,296           379,214         1,099,757            696,604
  Operating lease income                                       9,767           113,878           114,822            273,921
  Loan on sale of investment securities                         --                --            (333,142)              --
  Gain on sale of Leasing Division                              --                --             879,078               --
  Other                                                      455,497           186,783           880,583            457,987
                                                        ------------      ------------      ------------       ------------
     Total other income                                    1,751,672         1,291,533         4,010,054          2,599,518
                                                        ------------      ------------      ------------       ------------
Other expense:
  Salaries and employee benefits                           2,890,450         2,573,632         5,801,575          5,116,372
  Occupancy                                                  754,297           632,279         1,540,072          1,220,215
  Data processing                                            290,512           253,809           574,012            493,557
  Credit card interchange                                    299,142           211,676           561,824            390,654
  Equipment                                                  473,694           396,487           938,130            777,421
  Leased equipment depreciation                                 --             102,063            70,241            254,987
  Legal, accounting and consulting                           211,064           164,713           406,708            311,892
  Marketing                                                  398,446           239,475           640,068            471,637
  Other real estate owned expenses                            31,497           109,571            46,782            153,132
  Amortization of intangibles                                 26,052            26,052            52,103             52,103
  Other                                                    1,100,133           913,743         2,258,000          1,726,085
                                                        ------------      ------------      ------------       ------------
     Total other expenses                                  6,475,287         5,623,500        12,889,515         10,968,055
                                                        ------------      ------------      ------------       ------------
          Income before income taxes                       2,492,236         1,869,360         5,163,335          3,594,697
Income tax expense                                           867,918           642,158         1,781,444          1,270,373
                                                        ------------      ------------      ------------       ------------
          Net income                                    $  1,624,318      $  1,227,202      $  3,381,891       $  2,324,324
                                                        ============      ============      ============       ============
Earnings per common and common equivalent share         $       0.33      $       0.24      $       0.69       $       0.46
                                                        ============      ============      ============       ============
Earnings per common share-assuming full dilution        $       0.33      $       0.24      $       0.68       $       0.45
                                                        ============      ============      ============       ============
Dividends per common share                              $       0.07      $       0.06      $       0.14       $       0.12
                                                        ============      ============      ============       ============


See accompanying notes to consolidated condensed financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY
           Consolidated Condensed Statements of Comprehensive Income For the three and six months ended June 30, 2000 and 1999
                                  (unaudited)


                                                       Three months       Three months       Six months        Six months
                                                        Ended June         Ended June        Ended June        Ended June
                                                           2000               1999              2000              1999
                                                       ------------       ------------      -----------       -----------

Net income                                              $ 1,624,318       $ 1,227,202       $ 3,381,891       $ 2,324,324
Other comprehensive income net of tax-
   unrealized holding (losses) gains on securities
   available for sale arising during period                 (17,393)         (638,263)         (166,461)         (921,280)
     Less: reclassification adjustment for losses
               included in net income                          --                --             219,873              --
                                                        -----------       -----------       -----------       -----------
Total comprehensive income                              $ 1,606,925       $   588,939       $ 3,435,303       $ 1,403,044
                                                        ===========       ===========       ===========       ===========


See accompanying notes to consolidated condensed financial statements

                   FIRST STATE BANCORPORATION AND SUBSIDIARY
                Consolidated Condensed Statements of Cash Flows
           For the three and six months ended June 30, 2000 and 1999
                                  (unaudited)


                                                                Three months      Three months      Six months       Six months
                                                                    Ended            Ended            Ended            Ended
                                                                   June 30,         June 30,         June 30,         June 30,
                                                                    2000             1999             2000             1999
                                                                ------------      ------------      ----------       ----------

Operating activities:
Net income                                                      $   1,624,318    $   1,227,202    $   3,381,891    $   2,324,324
                                                                -------------    -------------    -------------    -------------
Adjustments to reconcile net income to cash
     provided by operations:
  Provisions for loan and lease losses                                600,002          687,792        1,225,004        1,432,192
  Provisions for decline in value of other real estate owned           17,599              627           17,599           29,349
  Depreciation and amortization                                       245,725          557,538          429,765          965,746
  Loss on sale of Investment Securities available for sale               --               --            333,142             --
  Gain on sale of Leasing Division                                       --               --           (879,078)            --
  Increase in accrued interest receivable                            (648,377)         (44,380)        (962,690)        (422,360)
  Increase in other assets, net                                       (55,641)      (1,026,516)      (1,301,932)      (1,352,442)
  Increase (decrease) in other liabilities, net                      (944,037)        (565,508)         564,108          173,748
                                                                -------------    -------------    -------------    -------------
     Total adjustments                                               (784,729)        (390,447)        (574,082)         826,233
                                                                -------------    -------------    -------------    -------------
          Net cash provided by operating activities                   839,589          836,755        2,807,809        3,150,557
                                                                -------------    -------------    -------------    -------------
Cash flows from investing activities:
  Net increase in loans                                           (24,749,667)     (29,888,320)     (52,529,739)     (54,863,496)
  Proceeds from the sale of Leases                                       --               --         64,427,001             --
  Early payoff of Operating leases                                       --            137,492             --            696,825
  Purchases of investment securities available for sale            (9,958,135)     (10,501,184)     (31,901,935)     (29,028,884)
  Maturates of investment securities available for sale                27,424        2,010,400           51,888       11,960,400
  Sale of investment securities available for sale                       --               --         11,936,858             --
  Purchases of investment securities held to maturity             (16,923,490)     (91,286,000)    (116,105,598)    (180,386,000)
  Maturities of investment securities held to maturity             20,522,214       91,056,000      103,022,214      209,656,000
  Purchases of premises and equipment                                (158,755)        (673,995)        (919,311)        (797,109)
  Sales of premises and equipment                                        --               --            125,038          543,177
  Sales of other real estate owned                                       --            538,062             --            539,235
  Payments received on loans classified as other real estate
     owned                                                            196,996             --            316,439             --
                                                                -------------    -------------    -------------    -------------
          Net cash used in investing activities                   (31,043,413)     (38,607,545)     (21,577,145)     (41,679,851)
                                                                -------------    -------------    -------------    -------------
Cash flows from financing activities:
  Net increase in interest-bearing deposits                        15,178,843       13,842,244       18,334,370       18,387,179
  Net increase in noninterest-bearing deposits                      5,451,045        4,120,464        9,488,417        8,818,643
  Net increase (decrease) in securities sold under
     repurchase agreements                                          4,041,711       (2,903,482)      12,974,643        8,003,962
  Federal Home Loan Bank borrowings                                      --         20,000,000             --         20,000,000
  Federal Home Loan Bank repayments                               (10,000,000)            --        (10,000,000)            --
  Payments on long-term debt and capital lease obligations            (12,060)         (11,041)         (23,856)         (21,841)
  Federal Funds purchased                                                --               --         (4,900,000)            --
  Common stock issued                                                  67,886           36,231          170,268          143,305
  Dividends paid                                                     (352,638)        (306,946)        (612,553)        (546,677)
  Purchase of treasury stock                                         (159,181)      (3,012,031)      (1,064,631)      (3,012,031)
                                                                -------------    -------------    -------------    -------------
          Net cash provided by financing activities                14,215,606       31,765,439       24,366,658       51,772,540
                                                                -------------    -------------    -------------    -------------
  Increase (decrease) in cash and cash equivalents                (15,988,218)      (6,005,351)       5,597,322       13,243,246
Cash and cash equivalents at beginning of period                   22,725,861       37,342,282       22,725,861       18,093,685
                                                                -------------    -------------    -------------    -------------
Cash and cash equivalents at end of period                      $   6,737,643    $  31,336,931    $  28,323,183    $  31,336,931
                                                                =============    =============    =============    =============
Supplemental disclosure of noncash investing and
    financing activities:
  Additions to other real estate owned in settlement of loans   $     196,600    $   1,538,338    $     196,600    $   1,538,338
                                                                =============    =============    =============    =============


See accompanying notes to consolidated condensed financial statements

                     First State Corporation and Subsidiary
              Notes to Consolidated Condensed Financial Statements
                                   (unaudited)

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

The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

         The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and six months ended June 30:

                                                                      Quarter Ended June 30,
                                                                      ----------------------
                                                       2000                                              1999
                                 ------------------------------------------------  -------------------------------------------------
                                     Income            Shares         Per Share        Income            Shares         Per Share
                                  (Numerator)      (Denominator)       Amount       (Numerator)       (Denominator)       Amount
                                 ---------------  -----------------  ------------  ---------------   ----------------  -------------

Basic EPS:
  Net income available to
     common stockholders            $ 1,624,318          4,861,584        $ 0.33      $ 1,227,202          5,061,383         $ 0.24
                                                                          ======                                             ======
Effect of dilutive securities:
  Options                                                  107,648                                           123,032
Diluted EPS:
  Net income available to
     common stockholders
     plus interest and
     amortization on
     convertible debentures
                                    -----------         ----------                    -----------         ----------
                                    $ 1,624,318          4,969,232        $ 0.33      $ 1,227,202          5,184,415         $ 0.24
                                    ===========         ==========        ======      ===========         ==========         ======

                                                                   Six Months Ended June 30,
                                                                   -------------------------
                                                     2000                                              1999
                                 ------------------------------------------------  -------------------------------------------------
                                     Income            Shares         Per Share        Income            Shares         Per Share
                                  (Numerator)      (Denominator)       Amount       (Numerator)       (Denominator)       Amount
                                 ---------------  -----------------  ------------  ---------------   ----------------  -------------

Basic EPS:
  Net income available to
     common stockholders            $ 3,381,891          4,892,806        $ 0.69      $ 2,324,324          5,097,677         $ 0.46
                                                                          ======                                             ======
Effect of dilutive securities:
  Options                                                  114,536                                           121,994
Diluted EPS:
  Net income available to
     common stockholders
     plus interest and
     amortization on                -----------         ----------                    -----------        -----------
     convertible debentures         $ 3,381,891          5,007,342        $ 0.68      $ 2,324,324          5,219,671         $ 0.45
                                    ===========         ==========        ======      ===========        ===========         ======

3. SALE OF LEASING DIVISION

On March 1, 2000, the Company closed the sale of its subsidiary bank's commercial leasing division. The sale resulted in $63.7 million of leases being sold. The gain on the sale amounted to approximately $879,000, net of transaction costs. The proceeds from the sale were used to purchase investment securities, fund loan demand, and reduce short-term borrowings.

4. TREASURY STOCK

The Company's Board of Directors has authorized management to purchase up to 525,000 shares of its common stock. To date, management has purchased 309,550 shares including 80,800 shares totaling $1,064,631 during the first six months of 2000. Management intends to purchase additional shares in the amount of which will be determined by cash available for dividends from the subsidiary bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED CONDENSED BALANCE SHEETS

The Company's total assets increased by $28.3 million from $566.9 million as of December 31, 1999, to $595.2 million as of June 30, 2000, due to internal growth. For the first six months of 2000, net loans decreased by $9.9 million from $428.6 million to $418.7 million while investment securities increased by $33.3 million from $94.8 million to $128.1 million. For the first six months of 2000, premises and equipment decreased $2.2 million from $15.1 million to $12.9 million and other assets increased $1.3 million from $5.5 million to $6.8 million.

On March 1, 2000, the Company closed the sale of its subsidiary bank's commercial leasing division. The sale resulted in $63.7 million of leases being sold. The gain on the sale amounted to approximately $879,000, net of transaction costs. The proceeds from the sale were used to purchase investment securities, fund loan demand, and reduce short-term borrowings. Excluding the sale of the leasing division, total commercial loans increased by approximately $53.8 million.

The following table presents the amounts of loans and leases of the Company, by category, at the dates indicated.

                                           June 30, 2000                   December 31, 1999                 June 30, 1999
                                     -------------------------        -------------------------         ------------------------
                                                                             (in thousands)
                                       Amount             %             Amount             %              Amount            %
                                     ---------         -------        ---------         -------         ---------        -------

Commercial                            $ 74,325            17.7%        $ 65,702            15.3%         $ 56,544           14.6%
Real Estate - Mortgage                 251,508            60.1%         215,839            50.4%          197,065           50.8%
Real Estate - Construction              70,386            16.8%          65,844            15.4%           57,506           14.9%
Consumer and Other                      22,484             5.4%          20,203             4.7%           19,156            4.9%
Leases                                       2              --           61,050            14.2%           57,413           14.8%
                                     ---------         -------        ---------         -------         ---------        -------
                                     $ 418,705           100.0%       $ 428,638           100.0%        $ 387,684          100.0%
                                     ---------         -------        ---------         -------         ---------        -------

Deposits, which are the Company's main source of funds for loans, investments and federal funds sold, increased by $27.9 million from $463.5 million as of December 31, 1999, to $491.4 million as of June 30, 2000. Non interest-bearing deposits increased by $9.5 million and interest-bearing deposits increased by $18.4 million. For the first six months of 2000, long-term debt decreased by $10.0 million due to the repayment of a Federal Home Loan Bank advances. Securities sold under agreements to repurchase increased $13 million from $38.9 million to $51.9 million as a result of the company's efforts to attract customers with large short-term cash balances.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000.

Net income for the Company for the three months ended June 30, 2000, was $1.62 million, an increase of $390,000 or 32% from $1.23 million for the same period of 1999. The Company's annualized return on average assets was 1.12% for the second quarter of 2000, compared to 0.94% for the same period of 1999.

Net interest income before provision for loan losses increased $900,000 to $7.8 million for the three months ended June 30, 2000, from $6.9 million for the three months ended June 30, 1999, primarily due to increased loan and investment security volume. The Company's net interest margin increased to 5.81% at June 30, 2000, from 5.72% at June 30, 1999.

The provision for loan losses was $600,002 for the three months ended June 30, 2000, from $687,792 for the three months ended June 30, 1999.

Total non-interest income increased by $460,000 to $1.75 million for the three months ended June 30, 2000, compared to $1.29 million for the same period of 1999.

Total non-interest expense increased by $900,000 to $65 million for the second quarter of 2000, from $5.6 million for the same period of 1999.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000.

Net income for the Company for the six months ended June 30, 2000, was $3.4 million, an increase of $1.1 million or 45% from $2.3 million for the same period of 1999. The Company's annualized return on average assets was 1.18% for the first six months of 2000, compared to 0.92% for the same period of 1999.

Net interest income before provision for loan losses increased $1.9 million to $15.3 million for the six months ended June 30, 2000, from $13.4 million for the six months ended June 30, 1999, primarily due to increased loan and investment security volume. The Company's net interest margin was 5.76% at June 30, 2000 and 1999.

The provision for loan losses was $1.2 million for the six months ended June 30, 2000, from $1.4 million for the six months ended June 30, 1999.

Total non-interest income increased by $1.4 million, partially due to the sale of leasing, to $4.0 million for the six months ended June 30, 2000, compared to $2.6 million for the same period of 1999.

Total non-interest expense increased by $1.9 million to $12.9 million for the first six months of 2000, from $11.0 million for the same period of 1999.

ALLOWANCE FOR LOAN AND LEASE LOSSES AND NON-PERFORMING ASSETS

The following tables set forth the Allowance for Loan and Lease Losses and Non-Performing assets.

                                                                         (Dollars in thousands)
                                                         June 30, 2000       December 31,1999       June 30, 1999
                                                      -----------------  ----------------------  -----------------

ALLOWANCE FOR LOAN AND LEASE
LOSSES:
Balance beginning of period                                 $ 5,387                $ 3,875            $ 3,875
Provision for loan and lease losses                           1,225                  3,075              1,432
Net charge-offs                                                 774                  1,563                661
                                                            -------                -------            -------
Balance end of period                                       $ 5,838                $ 5,387            $ 4,646
                                                            =======                =======            =======
Allowance for loan and lease losses to
  non-performing loans and leases                             1.39%                  1.26%              1.20%
Allowance for loan and lease losses to
  non-performing loans and leases                              163%                   192%               137%


                                                       June 30, 2000       December 31, 1999      June 30, 1999
                                                     -----------------  ----------------------  -----------------

NON-PERFORMING ASSETS:
Accruing loans - 90 days past due                          $    --                 $    84            $   149
Non-accrual loans                                            3,578                   2,725              3,233
                                                           -------                 -------            -------
Total non-performing loans                                   3,578                   2,809              3,382
Other real estate owned                                      1,780                   1,917              1,667
                                                           -------                 -------            -------
Total non-performing assets                                $ 5,358                 $ 4,726            $ 5,049
                                                           =======                 =======            =======
Potential problem loans and leases                         $ 4,901                 $ 5,133            $ 5,905
Total non-performing assets to total assets                  0.90%                   0.83%              0.92%

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 2, 2000 the Company held its annual meeting of shareholders. At that meeting the following items were submitted to a vote of security holders:

1.  The following three directors were elected:

                                                          SHARES VOTED
                                                   -------------------------------
               NAME                   TERM              FOR           WITHHOLD
    ----------------------------  --------------   --------------  ---------------

    Eloy A. Jeantete              3 years              4,040,893          577,835
    Michael R. Stanford           3 years              4,045,489          573,239
    Marshall G. Martin            3 years              4,043,158          575,570

2. Proposal to ratify the selection of KPMG LLP as the independent public accountants of the Company. Votes: For 4,512,456; Against 88,972; Abstain 17,300.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

EXHIBIT 27 FINANCIAL DATA SCHEDULE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FIRST STATE BANCORPORATION

Date:  August 11, 2000   By:  Michael R. Stanford
       ---------------        ----------------------------------------------------------------------------
                              Michael R. Stanford, President & Chief Executive Officer

Date:  August 11, 2000   By:  H. Patrick Dee
       ---------------        ----------------------------------------------------------------------------
                              H. Patrick Dee, Executive Vice President & Chief Operating Officer

Date:  August 11, 2000   By:  Brian C. Reinhardt
       ---------------        ----------------------------------------------------------------------------
                              Brian C. Reinhardt, Executive Vice President & Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27                Financial Data Schedule