Form 10-Q
period 2000-09-30
FIRST STATE BANCORPORATION
filed 2000-11-13
CIK 897861

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-Q.-QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from________________to_________________

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

                                 (505) 241-7500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No
                                      ----   ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,876,014 shares of common stock, no par value, outstanding as of November 6, 2000.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                                   (unaudited)

                                                                                         September 30,    December 31,
                                       Assets                                                2000             1999
                                                                                         -------------    ------------
Cash and due from banks                                                                  $  26,704,616    $ 22,725,861
Federal funds sold                                                                                  --              --
                                                                                         -------------    ------------
     Total cash and cash equivalents                                                        26,704,616      22,725,861
Investment securities:
     Held to maturity (at amortized cost, market value of $33,827,017 at
          September 30, 2000, and $22,490,690 at December 31, 1999)                         33,779,454      22,590,081
     Available for sale (at market, amortized cost of $98,332,691 at
          September 30, 2000, and $74,227,391 at December 31, 1999)                         96,950,394      72,211,289
                                                                                         -------------    ------------
          Total Investments                                                                130,729,848      94,801,370
                                                                                         -------------    ------------
Loans and leases net of unearned interest                                                  439,295,435     428,637,703
     Less allowance for loan and lease losses                                                5,973,204       5,386,622
                                                                                         -------------    ------------
          Net loans and leases                                                             433,322,231     423,251,081
Premises and equipment                                                                      12,526,391      15,060,722
Accrued interest receivable                                                                  4,155,959       3,062,575
Other real estate owned                                                                      3,317,623       1,917,126
Goodwill, net                                                                                  491,109         569,264
Other assets                                                                                 6,457,393       5,495,565
                                                                                         -------------    ------------
          Total assets                                                                   $ 617,705,170    $566,883,564
                                                                                         =============    ============
                        Liabilities and Stockholders' Equity
Liabilities:
  Deposits:
     Non-interest-bearing                                                                $ 100,830,296    $ 89,303,965
     Interest-bearing                                                                      398,591,078     374,231,608
                                                                                         -------------    ------------
          Total deposits                                                                   499,421,374     463,535,573
Securities sold under agreements to repurchase                                              62,313,003      38,927,736
Other liabilities                                                                            6,391,627       8,842,326
Long-term debt                                                                               1,114,718      11,150,902
                                                                                         -------------    ------------
          Total liabilities                                                                569,240,722     522,456,537
Stockholders' equity:
     Preferred stock, no par value, 1,000,000 shares authorized, none
          issued or outstanding                                                                     --              --
     Common stock, no par value, 20,000,000 shares authorized, issued
         5,182,564 at September 30, 2000 and 5,158,846 at December 31, 1999                 29,738,059      29,459,807
Treasury stock, at cost (309,550 shares at September 30, 2000 and 228,750 at
     December 31, 1999)                                                                     (4,076,662)     (3,012,031)
Retained earnings                                                                           23,715,366      19,309,878
Unrealized losses on investment securities available for sale                                 (912,315)     (1,330,627)
                                                                                         -------------    ------------
     Total stockholders' equity                                                             48,464,448      44,427,027
                                                                                         -------------    ------------
     Total liabilities and stockholders' equity                                          $ 617,705,170    $566,883,564
                                                                                         =============    ============
Book value per share                                                                     $        9.95    $       9.03
                                                                                         =============    ============
Tangible book value per share                                                            $        9.84    $       8.91
                                                                                         =============    ============

See accompanying notes to consolidate condensed financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY
                Consolidated Condensed Statements of Operations
        For the three and nine months ended September 30, 2000 and 1999
                                  (unaudited)

                                                                   Three           Three            Nine            Nine
                                                                   months          months          months          months
                                                                   Ended           Ended           Ended            Ended
                                                               September 30,   September 30,   September 30,   September 30,
                                                                    2000            1999            2000             1999
                                                               -------------   -------------   -------------    -------------
Interest Income:
Interest and fees on loans and leases                          $  11,157,766   $   9,827,464   $  31,909,386    $  26,990,764
Interest on investment securities:
     Taxable                                                       2,176,477       1,371,896       5,662,534        4,163,503
     Nontaxable                                                       46,317          57,910         149,889          174,829
     Federal funds sold                                               60,739          46,404         264,384          158,371
                                                               -------------   -------------   -------------    -------------
          Total interest income                                   13,441,299      11,303,674      37,986,193       31,487,467
                                                               -------------   -------------   -------------    -------------
Interest expense:
  Deposits                                                         4,424,895       3,218,413      11,975,571        8,979,579
  Short-term borrowings                                              903,775         429,621       2,091,892        1,351,936
  Long-term debt and capital lease                                    26,208         165,636         344,127          270,522
                                                               -------------   -------------   -------------    -------------
     Total interest expense                                        5,354,878       3,813,670      14,411,590       10,602,037
                                                               -------------   -------------   -------------    -------------
          Net interest income before provision for
            loan and lease losses                                  8,086,421       7,490,004      23,574,603       20,885,430
  Provision for loan losses                                          625,002         903,400       1,850,006        2,335,592
                                                               -------------   -------------   -------------    -------------
          Net interest income after provision for
            loan and lease losses                                  7,461,419       6,586,604      21,724,597       18,549,838
                                                               -------------   -------------   -------------    -------------
Other Income:
  Service charges on deposit accounts                                625,851         546,834       1,781,542        1,525,417
  Other banking service fees                                         112,379         111,387         325,644          303,810
  Credit card transaction fees                                       681,757         537,648       1,781,514        1,234,252
  Operating lease income                                               9,046         104,422         123,868          378,343
  Loss on sale of investment securities                                   --              --        (333,142)              --
  Gain on sale of Leasing Division                                        --              --         879,078               --
  Other                                                              413,422         299,116       1,073,623          757,103
                                                               -------------   -------------   -------------    -------------
     Total other income                                            1,842,455       1,599,407       5,632,127        4,198,925
                                                               -------------   -------------   -------------    -------------
Other expense:
  Salaries and employee benefits                                   2,946,331       2,855,714       8,747,906        7,972,086
  Occupancy                                                          774,263         668,764       2,314,335        1,888,979
  Data processing                                                    308,597         246,668         882,609          740,225
  Credit card interchange                                            356,441         306,493         918,265          697,147
  Equipment                                                          471,586         396,115       1,409,716        1,173,536
  Leased equipment depreciation                                           --          81,139          70,241          336,126
  Legal, accounting, and consulting                                  193,882         165,527         600,590          477,419
  Marketing                                                          316,040         285,126         956,108          756,763
  Other real estate owned expenses                                    12,229          38,452          59,011          191,584
  Amortization of intangibles                                         26,051          26,051          78,154           78,154
  Other                                                            1,230,026         954,627       3,488,026        2,680,712
                                                               -------------   -------------   -------------    -------------
     Total other expenses                                          6,635,446       6,024,676      19,524,961       16,992,731
                                                               -------------   -------------   -------------    -------------
          Income before income taxes                               2,668,428       2,161,335       7,831,763        5,756,032
Income tax expense                                                   876,872         734,723       2,658,316        2,005,096
                                                               -------------   -------------   -------------    -------------
          Net income                                           $   1,791,556   $   1,426,612   $   5,173,447    $   3,750,936
                                                               =============   =============   =============    =============
Basic earnings per share                                       $        0.37   $        0.29   $        1.06    $        0.75
                                                               =============   =============   =============    =============
Diluted earnings per share                                     $        0.36   $        0.28   $        1.04    $        0.73
                                                               =============   =============   =============    =============
Dividends per common share                                     $        0.07   $        0.06   $        0.20    $        0.17
                                                               =============   =============   =============    =============

See accompanying notes to consolidate condensed financial statements.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
           Consolidated Condensed Statements of Comprehensive Income
        For the three and nine months ended September 30, 2000 and 1999
                                  (unaudited)

                                                                Three months   Three months     Nine months      Nine months
                                                                   Ended           Ended           Ended            Ended
                                                                 September       September       September        September
                                                                    2000           1999             2000            1999
                                                               -------------   -------------    -------------   -------------
Net income                                                     $   1,791,556   $   1,426,612    $   5,173,447   $   3,750,936
Other comprehensive income net of tax-
   unrealized holding (losses) gains on securities
   available for sale arising during period                          364,900        (112,543)         198,439      (1,033,825)
     Less: reclassification adjustment for losses
               included in net income                                     --              --          219,873              --
                                                               -------------   -------------    -------------   -------------
Total comprehensive income                                     $   2,156,456   $   1,314,069    $   5,591,759   $   2,717,111
                                                               =============   =============    =============   =============

See accompanying notes to consolidated condensed financial statements

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
         For the three and nine months ended September 30, 2000 and 1999
                                   (unaudited)

                                                                         Three months   Three months    Nine months    Nine months
                                                                            Ended           Ended          Ended          Ended
                                                                         September 30,  September 30,  September 30,  September 30,
                                                                             2000           1999           2000           1999
                                                                         -------------  -------------  -------------  -------------
Operating activities:
Net income                                                               $   1,791,556  $   1,426,612  $   5,173,447  $   3,750,936
                                                                         -------------  -------------  -------------  -------------
Adjustments to reconcile net income to cash provided by operations:
  Provisions for loan and lease losses                                         625,002        903,400      1,850,006      2,335,592
  Provisions for decline in value of other real estate owned                        --             --         17,599         29,349
  Depreciation and amortization                                                185,603        450,893        615,368      1,416,639
  Loss on sale of Investment Securities available for sale                          --             --        333,142             --
  Gain on sale of Leasing Division                                                  --             --       (879,078)            --
  Increase in accrued interest receivable                                     (130,694)      (282,751)    (1,093,384)      (705,111)
  Increase in other assets, net                                                124,610       (516,363)    (1,177,322)    (1,868,805)
  Increase (decrease) in other liabilities, net                                (79,635)       352,313        484,473        526,061
                                                                         -------------  -------------  -------------  -------------
     Total adjustments                                                         724,886        907,492        150,804      1,733,725
                                                                         -------------  -------------  -------------  -------------
          Net cash provided by operating activities                          2,516,442      2,334,104      5,324,251      5,484,661
                                                                         -------------  -------------  -------------  -------------
Cash flows from investing activities:
  Net increase in loans                                                    (22,806,307)   (31,141,253)   (75,336,046)   (86,004,748)
  Proceeds from the sale of leases                                                  --             --     64,427,001             --
  Early payoff of Operating leases                                                  --         15,110             --        711,935
  Purchases of investment securities available for sale                     (5,531,470)    (4,091,687)   (37,433,405)   (33,120,571)
  Maturates of investment securities available for sale                      1,031,266      1,031,481      1,083,154     12,991,881
  Sale of investment securities available for sale                                  --             --     11,936,858             --
  Purchases of investment securities held to maturity                      (30,817,767)   (79,000,000)  (146,923,365)  (259,386,000)
  Maturities of investment securities held to maturity                      33,475,939     95,405,000    136,498,153    305,061,000
  Purchases of premises and equipment                                          (54,246)      (600,364)      (973,557)    (1,397,473)
  Sales of premises and equipment                                                   --             --        125,038        543,177
  Sales of other real estate owned                                                  --        227,691             --        766,926
  Payments received on loans classified as other real estate owned             188,859             --        505,298             --
                                                                         -------------  -------------  -------------  -------------
          Net cash used in investing activities                            (24,513,726)   (18,154,022)   (46,090,871)   (59,833,873)
                                                                         -------------  -------------  -------------  -------------
Cash flows from financing activities:
  Net increase in interest-bearing deposits                                  6,025,100     15,780,233     24,359,470     34,167,412
  Net increase in non-interest-bearing deposits                              2,037,914     (5,774,258)    11,526,331      3,044,385
  Net increase in securities sold under
     repurchase agreements                                                  10,410,624        368,279     23,385,267      8,372,241
  Federal Home Loan Bank borrowings                                                 --             --             --     20,000,000
  Federal Home Loan Bank repayments                                                 --    (10,000,000)   (10,000,000)   (10,000,000)
  Payments on long-term debt and capital lease obligations                     (12,328)       (11,287)       (36,184)       (33,128)
  Federal Funds purchased                                                    2,150,000      6,800,000     (2,750,000)     6,800,000
  Common stock issued                                                          107,984         72,038        278,252        215,343
  Dividends paid                                                              (340,577)      (305,645)      (953,130)      (852,322)
  Purchase of treasury stock                                                        --             --     (1,064,631)    (3,012,031)
                                                                         -------------  -------------  -------------  -------------
          Net cash provided by financing activities                         20,378,717      6,929,360     44,745,375     58,701,900
                                                                         -------------  -------------  -------------  -------------
  Increase (decrease) in cash and cash equivalents                          (1,618,567)    (8,890,558)     3,978,755      4,352,688
Cash and cash equivalents at beginning of period                            28,323,183     31,336,931     22,725,861     18,093,685
                                                                         -------------  -------------  -------------  -------------
Cash and cash equivalents at end of period                               $  26,704,616  $  22,446,373  $  26,704,616  $  22,446,373
                                                                         =============  =============  =============  =============
Supplemental disclosure of noncash investing and financing activities:
  Additions to other real estate owned in settlement of loans            $   1,726,794  $     613,096  $   1,923,394  $   2,151,434
                                                                         =============  =============  =============  =============

See accompanying notes to consolidate condensed financial statements.

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

The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.       EARNINGS PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS
128). FAS 128 requires the computation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). Diluted earnings per share is calculated by increasing the basic earning per share denominator by the number of additional common shares that would have been outstanding if dilutive potential common shares for options had been issued.

         The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and nine months ended September 30:


                                                                     Quarter Ended September 30,
                                                                   -------------------------------
                                                        2000                                      1999
                                      ---------------------------------------   ---------------------------------------
                                         Income         Shares       Per Share     Income         Shares       Per Share
                                      (Numerator)   (Denominator)     Amount    (Numerator)   (Denominator)     Amount
                                      -----------   -------------   ---------   -----------   -------------   ---------
Basic EPS:
  Net income available to
     common stockholders              $ 1,791,556       4,865,030   $    0.37   $ 1,426,612       4,916,621   $    0.29
                                                                    =========                                 =========
Effect of dilutive securities:
  Options                                      --         114,094                        --         148,480
                                      -----------   -------------               -----------   -------------
Diluted EPS:
  Net income available to
     common stockholders              $ 1,791,556       4,979,124   $    0.36   $ 1,426,612       5,065,101   $    0.28
                                      ===========   =============   =========   ===========   =============   =========

                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                        2000                                      1999
                                      ---------------------------------------   ---------------------------------------
                                        Income         Shares       Per Share     Income         Shares       Per Share
                                      (Numerator)   (Denominator)     Amount    (Numerator)   (Denominator)    Amount
                                      -----------   -------------   ---------   -----------   -------------   ---------
Basic EPS:
  Net income available to
     common stockholders              $ 5,173,447       4,883,525   $    1.06   $ 3,750,936       5,036,436   $    0.74
                                                                    =========                                 =========
Effect of dilutive securities:
  Options                                                 114,787                                   132,294
                                      -----------   -------------               -----------   -------------
Diluted EPS:
  Net income available to
     common stockholders              $ 5,173,447       4,998,312   $    1.04   $ 3,750,936       5,168,730   $    0.73
                                      ===========   =============   =========   ===========   =============   =========


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

4.       TREASURY STOCK

The Company's Board of Directors has authorized management to purchase up to 525,000 shares of its common stock. To date, management has purchased 309,550 shares including 80,800 shares totaling $1,064,631 during the first nine months of 2000. Management intends to purchase additional shares, the amount of which will be determined by cash available for dividends from the subsidiary bank.

5.       ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), was issued by the Financial Accounting Standards Board in June 1998. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts.

The Company will adopt Statement 133 on January 1, 2001. The Company is assessing the impact that Statement 133 will have on its financial statements but anticipates that the adoption of Statement 133 will not have a material impact in the Company's financial statements.

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

The Company's total assets increased by $50.8 million from $566.9 million as of December 31, 1999, to $617.7 million as of September 30, 2000, due to internal growth. For the first nine months of 2000, net loans increased by $10.0 million from $423.3 million to $433.3 million. Excluding the sale of the leasing division, total commercial loans increased by approximately $73.7 million. Investment securities increased by $35.9 million from $94.8 million to $130.7 million. For the first nine months of 2000, premises and equipment decreased $2.6 million from $15.1 million to $12.5 million principally as a result of the sale of leasing. Other assets increased $1.0 million from $5.5 million to $6.5 million.

The following table presents the amounts of loans and leases of the Company, by category, at the dates indicated.


                                      September 30, 2000    December 31, 1999     September 30, 1999
                                      ------------------    ------------------    ------------------
                                                               (in thousands)
                                       Amount       %        Amount       %        Amount        %
                                      --------    ------    --------    ------    --------    ------
Commercial                            $ 79,556      18.1%   $ 65,702      15.3%   $ 64,472      15.4%
Real estate - mortgage                 267,620      60.9%    215,839      50.4%    202,936      48.6%
Real estate - construction              68,186      15.5%     65,844      15.4%     66,852      16.0%
Consumer and other                      23,924       5.5%     20,203       4.7%     20,197       4.9%
Leases                                       9       0.0%     61,050      14.2%     63,077      15.1%
                                      --------    ------    --------    ------    --------    ------
                                      $439,295     100.0%   $428,638     100.0%   $417,534     100.0%
                                      ========    ======    ========    ======    ========    ======


Deposits, which are the Company's main source of funds for loans, investments and federal funds sold, increased by $35.9 million from $463.5 million as of December 31, 1999, to $499.4 million as of September 30, 2000. For the first nine months of 2000, long-term debt decreased by $10 million due to the repayment of a Federal Home Loan Bank advances. Securities sold under agreements to repurchase increased $23.4 million from $38.9 million to $62.3 million as a result of the Company's efforts to attract customers with large short-term cash balances.

The following table presents customer deposits, by category, at the dates indicated.


                                             September 30, 2000         December 31, 1999        September 30, 1999
                                           ----------------------    ----------------------    ----------------------
                                                                         (in thousands)
                                             Amount         %          Amount         %          Amount          %
                                           ----------    --------    ----------    --------    ----------    --------
Non-interest-bearing                       $  100,830       20.19%   $   89,304       19.26%   $   90,291       20.23%
Interest-bearing demand                       100,856       20.19%      107,059       23.10%       91,046       20.40%
Money market savings                           48,010        9.61%       45,004        9.71%       46,861       10.50%
Regular savings                                35,089        7.03%       33,177        7.16%       34,584        7.75%
Certificate of deposit less
   than $100                                  101,232       20.27%       94,269       20.34%       92,125       20.65%
Certificate of deposit greater
   than $100                                  113,404       22.71%       94,723       20.43%       91,326       20.47%
                                           ----------    --------    ----------    --------    ----------    --------
                                           $  499,421       100.0%   $  463,536       100.0%   $  446,233       100.0%
                                           ==========    ========    ==========    ========    ==========    ========

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
2000.

Net income for the Company for the three months ended September 30, 2000, was $1.8 million, an increase of $400,000 or 29% from $1.4 million for the same period of 1999. The Company's annualized return on average assets was 1.17% for the third quarter of 2000, compared to 1.03% for the same period of 1999.

Net interest income before provision for loan losses increased $600,000 to $8.1 million for the three months ended September 30, 2000, from $7.5 million for the three months ended September 30, 1999, primarily due to increased loan and investment security volume. The Company's net interest margin decreased to 5.73% at September 30, 2000, from 5.91% at September 30, 1999. This decrease is partially due to the increase in interest rates paid on certificates of deposit and securities sold under agreements to repurchase due to the Federal Reserve Board's interest rate increases over the past twelve months.

The provision for loan losses was $625,002 for the three months ended September 30, 2000, from $903,400 for the three months ended September 30, 1999. The allowance for loan losses was 1.36% of total loans at September 30, 2000, compared to 1.17% of total loans at September 30, 1999.

Total non-interest income increased by $200,000 to $1.8 million for the three months ended September 30, 2000, compared to $1.6 million for the same period of 1999.

Total non-interest expense increased by $600,000 to $6.6 million for the third quarter of 2000, from $6.0 million for the same period of 1999. Included on non-interest expense for the quarter ended September 30, 2000, were write-offs of approximately $213,000 related to unamortized internet banking and platform software due to recent upgrades.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

Net income for the Company for the nine months ended September 30, 2000, was $5.2 million, an increase of $1.4 million or 37% from $3.8 million for the same period of 1999. The Company's annualized return on average assets was 1.17% for the first nine months of 2000, compared to 0.96% for the same period of 1999. Included in net income for the first nine months of 2000 is the $879,000 gain on the sale of the leasing division and a $333,000 loss on the sale of securities, both occurring in the first quarter of 2000.

Net interest income before provision for loan losses increased $2.7 million to $23.6 million for the nine months ended September 30, 2000, from $20.9 million for the nine months ended September 30, 1999, primarily due to increased loan and investment security volume. The Company's net interest margin was 5.80% at September 30, 2000, and 5.81% at September 30, 1999.

The provision for loan losses was $1.9 million for the nine months ended September 30, 2000, from $2.3 million for the nine months ended September 30, 1999.

Total non-interest income increased by $1.4 million, partially due to the sale of leasing, to $5.6 million for the nine months ended September 30, 2000, compared to $4.2 million for the same period of 1999.

Total non-interest expense increased by $2.5 million to $19.5 million for the first nine months of 2000, from $17.0 million for the same period of 1999.

ALLOWANCE FOR LOAN AND LEASE LOSSES AND NON-PERFORMING ASSETS

The following tables set forth the Allowance for Loan and Lease Losses and Non-Performing assets.


ALLOWANCE FOR LOAN AND LEASE                                          (Dollars in thousands)
LOSSES:                                            September 30, 2000    December 31, 1999    September 30, 1999
                                                   ------------------    -----------------    ------------------
Balance beginning of period                        $            5,387    $           3,875    $            3,875
Provision for loan and lease losses                             1,850                3,075                 2,335
Net charge-offs                                                 1,264                1,563                 1,338
                                                   ------------------    -----------------    ------------------
Balance end of period                              $            5,973    $           5,387    $            4,872
                                                   ==================    =================    ==================
Allowance for loan and lease losses to
  non-performing loans and leases                                1.36%                1.26%                 1.17%
Allowance for loan and lease losses to
  non-performing loans and leases                                 241%                 192%                  171%



NON-PERFORMING ASSETS:                                  September 30, 2000    December 31, 1999    September 30, 1999
                                                        ------------------    -----------------    ------------------
Accruing loans - 90 days past due                       $               35    $              84    $              104
Non-accrual loans                                                    2,439                2,725                 2,752
                                                        ------------------    -----------------    ------------------
Total non-performing loans                                           2,474                2,809                 2,856
Other real estate owned                                              3,317                1,917                 2,052
                                                        ------------------    -----------------    ------------------
Total non-performing assets                             $            5,791    $           4,726    $            4,908
                                                        ==================    =================    ==================
Potential problem loans and leases                      $            4,113    $           5,133    $            5,753
Total non-performing assets to total assets                           0.94%                0.83%                 0.88%


On October 5, 2000, the Company completed the sale of an other real estate owned property with a book value of $1.24 million at a pre-tax gain of approximately $299,000.


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

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27 - Financial Data Schedule.

(b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

EXHIBIT 27 FINANCIAL DATA SCHEDULE


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FIRST STATE BANCORPORATION

Date:  November 9, 2000   By:  Michael R. Stanford
-----------------------   ------------------------------------------------------
                                Michael R. Stanford, President & Chief
                                Executive Officer

Date:  November 9, 2000   By:  H. Patrick Dee
-----------------------   ------------------------------------------------------
                                H. Patrick Dee, Executive Vice President & Chief Operating Officer

Date:  November 9, 2000   By:  Brian C. Reinhardt
-----------------------   ------------------------------------------------------
                                Brian C. Reinhardt, Executive Vice President & Chief Financial Officer

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------
27                         Financial Data Schedule