Form 10-K405
period 2000-12-31
FIRST STATE BANCORPORATION
filed 2001-03-23
CIK 897861

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
[Fee Required]

For the fiscal year ended                   December 31, 2000
                         ------------------------------------------------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
[No Fee Required]

For the transition period from _______________________ to _____________________


Commission file number:        22-25144

                          FIRST STATE BANCORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               NEW MEXICO                                 85-0366665
----------------------------------------     ----------------------------------
     (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                   Identification No.)

            7900 JEFFERSON NE
         ALBUQUERQUE, NEW MEXICO                            87109
----------------------------------------     ----------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:   (505) 241-7500

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                       Name of each exchange on which registered

            NONE                                             NONE
----------------------------------------    ----------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock
--------------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.
                                        ---

Indicate by check mark if disclosure of the delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates as of March 15, 2001 was $63,844,369 based upon a price of $14.63 per share.

As of March 15, 2001, there were 4,898,974 shares of common stock issued and outstanding.

Documents incorporated by reference - none.

                               TABLE OF CONTENTS
                               -----------------

  PART I                                                                                   Page
-----------                                                                              --------
  Item 1:        Business.............................................................       3

  Item 2:        Properties...........................................................       9

  Item 3:        Legal Proceedings....................................................       9

  Item 4:        Submission of Matters to a Vote of Security Holders..................       9

  PART II
-----------
  Item 5:        Market for Registrant's Common Equity and Related Stockholder
                 Matters..............................................................       10

  Item 6:        Selected Financial Data..............................................       10

  Item 7:        Management's Discussion and Analysis of Financial Condition and
                 Results of Operations................................................       11

 Item 7A:        Quantitative and Qualitative Disclosures About Market Risk...........       11

  Item 8:        Financial Statements and Supplementary Data..........................       11

  Item 9:        Changes in and Disagreements With Accountants on Accounting and
                 Financial Disclosure.................................................       11

 PART III
-----------
 Item 10:        Directors and Executive Officers of the Registrant...................       11

 Item 11:        Executive Compensation...............................................       13

 Item 12:        Security Ownership of Certain Beneficial Owners and Management.......       17

 Item 13:        Certain Relationships and Related Transactions.......................       18

  PART IV
-----------
 Item 14:        Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....       19

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

Item 1:  Business.

The Company

First State Bancorporation is a New Mexico-based bank holding company that provides commercial banking services to businesses through its subsidiary bank, First State Bank of Taos ("First State Bank" which, together with First State Bancorporation, is referred to herein as the "Company" unless the content indicates otherwise). The Company operates three offices in Taos, six offices in Albuquerque, two offices in Santa Fe, and one office each in Rio Rancho, Los Lunas, Bernalillo, Questa, Placitas, Moriarty, and Belen, New Mexico. First State Bank, the largest bank in Taos County, has operated in the county since 1922. The Company acquired three Albuquerque branches in 1991 by merging the business operations of First State Bank with an affiliated bank. The Company entered the Santa Fe market with the acquisition of First State Bank of Santa Fe (the "Santa Fe Bank") on December 1, 1993. The Santa Fe Bank was merged into First State Bank on June 5, 1994. See " -- History." At December 31, 2000, the Company had total assets, total deposits, and total stockholders' equity of $653 million, $528 million, and $51 million, respectively.

Management's strategy is to provide a business culture in which customers are provided individualized customer service. As part of its operating and growth strategies, the Company is working to (i) place greater emphasis on attracting core deposits from, and providing financial services to, local businesses and governments; (ii) expand operations in the Albuquerque metropolitan area, which consists of Albuquerque, Rio Rancho, Belen, and Los Lunas; Santa Fe, and other strategic areas in New Mexico; (iii) maintain asset quality through strict adherence to credit administration standards; (iv) manage interest rate risk;
(v) continue to improve internal operating systems; and (vi) manage non-interest expenses.

Management believes that the Company is well qualified to pursue an aggressive growth strategy throughout New Mexico due to its responsive customer service, its streamlined management structure, the strong community involvement of the Company's management and employees, and the disruption caused by sales of banks with New Mexico operations to other banks with headquarters outside New Mexico. Continued consolidation in the banking industry has led to the acquisition of banks with significant market share in New Mexico by large out-of-state institutions. See "--Growth Strategy." Management believes that, in many cases, the acquiring institutions have shifted the focus of the acquired banks away from the local businesses and governments that are at the core of the Company's marketing efforts. The Company intends to capitalize on this environment by expanding internally and through de novo branching opportunities, and select acquisitions.

Management believes that the changes in the competitive environment have created expansion opportunities for the Company. These opportunities are primarily centered in the Albuquerque metropolitan area, and Santa Fe markets. The Company has added staff to service the additional volume of loans and deposits obtained as a result of expansion in these marketplaces. The Company is adding two additional branches in the Albuquerque market during the first six months of 2001. The level of any additional staffing and related expenses will depend on the magnitude of continued growth. In addition, the Company will consider potential acquisition targets that complement the Company's existing operations and provide economies of scale when combined with its existing locations. See "--Growth Strategy."

At December 31, 2000, First State Bank was "well capitalized" under regulatory capital guidelines.

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

Since its initial public offering in 1993, the Company has made significant investments in expansion and technology. Since 1993, First State Bank has opened eleven new branches, which have contributed $224 million in deposits and $185 million in loans.

During the fourth quarter of 1999, the Company's bank subsidiary opened a mortgage origination division. This fee-based division allows the bank to generate fee income from its branch network and construction lending activities as well as attract additional customers.

On March 1, 2000, the Company closed the sale of the assets of its subsidiary bank's commercial leasing division. This sale resulted in approximately $64 million of leases being sold. The gain on the sale amounted to approximately $879,000, net of transaction costs. The proceeds from the sale were used to fund loan demand, purchase investment securities, and reduce borrowings.

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

New account relationships. The Company's strategy is to increase its emphasis on relationship banking with local businesses, local governments and individual customers across all product lines. The acquisition of most of the Company's local competitors by out-of-state banking companies and the sales of institutions with significant local operations to other out-of-state banks has created customer dissatisfaction and provided an opportunity for the Company to expand its customer base. The Company intends to continue to capitalize on this opportunity by targeting its marketing efforts to those businesses, governments, and individuals who prefer the personalized customer service with local decision making emphasized by the Company.

Community Involvement. First State Bank management and other employees participate actively in a wide variety of civic and community activities and organizations, including the Albuquerque Chamber of Commerce, other local Chambers of Commerce, United Way, Boys and Girls Clubs, New Mexico Museum of Natural History, and Habitat for Humanity. First State Bank also sponsors a number of community-oriented events each year. The Company believes that these activities assist First State Bank through increased visibility and through development and maintenance of customer relationships.

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

Increasing Efficiency. Management believes that investments in technology and facilities made since 1993 will allow the Company to grow revenues faster than expenses over the next few years. Management believes these investments will allow the Company to expand its asset base without a commensurate increase in non-interest expense.

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

Growth Strategy

The Company expects to continue pursuing an aggressive growth strategy through a combination of internal growth, de novo branching, and select acquisitions. The Company's total assets have grown from $253 million at December 31, 1995 to $653 million through internal growth and de novo branching. Several banks that compete with the Company have been acquired by large out-of-state financial institutions since 1993. Management believes that these changes in the competitive environment have caused the acquired banks to significantly alter their operating procedures and their approach to customer service, affording the Company an opportunity to gain profitable new account relationships and to expand existing relationships.

In addition, management believes that there continue to be attractive opportunities to open new branches. Consolidation in the banking industry and increased regulatory burdens on existing institutions provide a favorable environment for such openings. Management considers a variety of criteria when evaluating potential branch expansion, including (i) the short- and long-term growth prospects for the location, (ii) the management and other resources required to integrate the operations, if desirable, (iii) the degree to which the branch would enhance the geographic diversification of the Company, (iv) the degree to which the branch would enhance the Company's presence in an existing market, and (v) the costs of operating the branch. The Company will open two new branches in 2001, in Albuquerque.

The Company's goal over the next five years is to create a broad-based, well-capitalized, customer-focused New Mexico financial institution with assets of $750 million to $1 billion. Management believes that a financial institution of this size is large enough to meet the needs of most customers, yet small enough to deliver personal, high-quality service. To accommodate the

Company's anticipated growth, management intends to further develop the existing management of the Company and further develop its management information systems and other appropriate internal management systems. There can be no assurance, however, that the Company will achieve its growth objectives.

Market Areas and Banks

Markets.  First State Bank serves three distinct market areas within New Mexico:
Taos County, the Albuquerque metropolitan area (Bernalillo, Sandoval, and Valencia counties), and Santa Fe.

Taos County is a popular year-round recreation and tourist area. Ski and golf resorts in the area attract visitors from throughout the southwestern and western United States. Taos also has an active art community catering to the tourist trade.

The Albuquerque metropolitan area is the largest metropolitan area in New Mexico and is the financial center of the state. It has a diverse economy centered around federal and state government, military, service, and industries of technology. Military facilities include Kirtland Air Force Base and Sandia National Laboratories. A number of companies, including Intel, General Mills, America Online, Victoria's Secret, and The Gap have initiated or expanded operations in the area in the past several years.

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

First State Bank. The following table sets forth certain information concerning the banking offices of First State Bank as of December 31, 2000:

                                               Number of           Total           Total Loans and
            Location                          facilities          Deposits              Leases
---------------------------------------      ------------        ----------       -----------------
                                                          (Dollars in thousands)
First State Bank (by Region)

 Taos                                              4          $    99,428            $     42,250

 Santa Fe                                          2              104,390                  69,957

 Albuquerque                                       6              221,237                 261,327

 Los Lunas                                         3               39,550                  58,714

 Rio Rancho                                        3               63,803                  27,835
                                           --------------     -----------            ------------
 Total                                            18          $   528,408            $    460,083
                                           ==============     ===========            ============

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

The Taos locations provide conventional commercial loans to established commercial businesses and businesses that support the tourism and skiing industries. The Taos branches also provide a broad range of consumer banking services, including a full complement of deposit and residential construction and other loan services.

The Albuquerque metropolitan area locations primarily serve established commercial businesses and individuals who may require a full range of banking services. In addition to an emphasis on conventional commercial and real-estate secured commercial lending, these locations are active in residential construction lending in the Albuquerque metropolitan area.

The Santa Fe locations primarily serve a diverse group of small- to medium-sized business and individual customers, including commercial businesses that support the tourism industry.

The following is a summary of the Company's percentage of its deposits to total deposits of FDIC insured institutions in the counties in which it does business as of June 30, 2000:

        Taos.................................................         41.85%

        Bernalillo..........................................           4.37%

        Santa Fe.............................................          7.81%

        Sandoval.............................................         21.64%

        Valencia.............................................          9.28%

        Torrance.............................................          6.10%

Management believes that its greatest opportunity for growth is in increasing market share in Bernalillo, Sandoval, Valencia, and Santa Fe counties. First State Bank is the largest bank in Taos County, and growth in that market is expected to come from economic growth and not as a result of increased market share.

Competition

First State Bank competes for loans and deposits with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders, governmental organizations, and other institutions with respect to the scope and type of services offered, interest rates paid on deposits, and pricing of loans, among other things. Many of these competitors have significantly greater financial and other resources than the Company. First State Bank also faces significant competition for investors' funds from sellers of short-term money market securities and other corporate and government securities.

First State Bank competes for loans principally through the range and quality of its services, interest rates, and loan fees. First State Bank believes its personal-service philosophy enables it to compete favorably with other financial institutions in its focus market of local businesses. First State Bank actively solicits deposit-related clients and competes for deposits by offering customers personal attention and professional service.

Employees

As of December 31, 2000, the Company had 260 full-time equivalent employees.
The Company places a high priority on staff development, training, and selective hiring. New hires are selected on the basis of both technical skills and customer-service capabilities. Staff development involves training in marketing, customer service, and regulatory compliance. None of the Company's employees is covered by a collective bargaining agreement with the Company, and management believes that its relationship with its employees is good.

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

                                                                                Approximate
                                                                             building area now
                               Approximate land         Approximate        utilized for banking
                                    area               building area            services             Year constructed or
                                  (sq. ft.)              (sq. ft.)              (sq. ft.)              last renovated
                        -------------------------------------------------------------------------------------------------
Facilities (by Region):
Taos
     Main                            19,800                8,940                  8,940                 Renovated 6-93
     Northside                       45,215                2,239                  2,239                 Renovated 9-95
     Questa                          17,947                1,050                  1,050                 Renovated 8-93
     Southside                       36,590                5,550                  5,550                 Renovated 9-92
Santa Fe
     San Mateo                       62,334                6,955                  6,955                 Renovated 11-95
     Downtown                         5,100                2,116                  2,116                 Constructed 12-95
Albuquerque
     Lomas                            9,199                9,199                  9,199                 Renovated 3-95
     Carlisle                        16,256                1,880                  1,880                 Constructed 9-95
     Montgomery                      14,514                3,742                  3,742                 Renovated 11-93
     Sycamore                        45,834                5,164                  4,173                 Constructed 9-94
     Journal Center                 158,384               18,390                 18,390                 Renovated 3-98
     Petroglyph                      26,125                2,134                  2,134                 Constructed 4-99
     Operations Center               69,755               27,567                 23,118                 Constructed 8-99
Rio Rancho
     Rio Rancho                      50,214                5,500                  4,000                 Constructed 3-95
     Placitas                           807                  807                    807                 Constructed 9-94
     Bernalillo                      43,539                4,610                  4,610                 Constructed 8-96
Los Lunas
     Los Lunas                       57,243                4,327                  4,327                 Constructed 8-95
     Moriarty                         1,900                1,900                  1,900                 Constructed 12-97
     Belen                           53,997                4,636                  4,636                 Constructed 2-00

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

Item 4: Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2000.

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

                                             High                       Low
                                            ---------------------------------
          2000
          ----
          First Quarter...............       $13.88                    $ 9.75
          Second Quarter..............        13.88                     10.25
          Third Quarter...............        14.50                     10.81
          Fourth Quarter..............        13.98                     10.75

          1999
          ----
          First Quarter...............       $13.54                    $12.33
          Second Quarter..............        13.50                     12.04
          Third Quarter...............        17.17                     12.96
          Fourth Quarter..............        15.33                     13.00

          1998
          ----
          First Quarter...............       $18.50                    $12.50
          Second Quarter..............        18.25                     15.17
          Third Quarter...............        16.67                     11.37
          Fourth Quarter..............        14.00                     11.00

The last reported sale price of the Company's Common Stock on March 15, 2001, was $14.63 per share. As of March 15, 2001, there were approximately 97 shareholders of record, not including shareholders who beneficially own Common Stock held in nominee or street name.

Dividend Policy

The Company paid cash dividends of $1.3 million or $0.27 per share in 2000, $1.2 million or $0.23 per share in 1999, and $790,306 or $0.17 per share in 1998, which amounted to 17.91% , 22.29%, and 18.76% of net income in 2000, 1999, and 1998, respectively. The declaration and payment of cash dividends are determined by the Board of Directors in light of the earnings, capital requirements, and financial condition of the Company, and other relevant factors. The ability of the Company to pay cash dividends depends on the amount of cash dividends paid to it by First State Bank and the capital position of the Company. Capital distributions, including dividends, by First State Bank are subject to federal and state regulatory restrictions tied to its earnings and capital.

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

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                   PART III

Item 10: Directors and Executive Officers of the Registrant.

The following table sets forth information concerning the directors and executive officers of the Company.

          Name                           Age                               Company
          ----                           ---                               -------
Michael R. Stanford (1)                  48             President, Chief Executive Officer, and Director
H. Patrick Dee                           46             Executive Vice President, Chief Operating Officer
                                                        Secretary, Treasurer, and Director
Brian C. Reinhardt                       42             Executive Vice President and Chief Financial Officer
Eloy A. Jeantete                         73             Director
Leonard J. DeLayo, Jr. (1)               52             Chairman of the Board and Director
Bradford M. Johnson (1)(2)               50             Director
Douglas M. Smith, M.D.(2)                67             Director
Herman N. Wisenteiner (3)                70             Director
Marshall G. Martin (1)(2)                62             Director
Kevin L. Reid (3)                        40             Director

_______________________
(1)  Member of Executive Committee
(2)  Member of Audit Committee
(3)  Member of Compensation Committee

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

H. Patrick Dee has been a Director of the Company since 1991 and presently serves as Executive Vice President, Chief Operating Officer, and Secretary/Treasurer of the Company, and Executive Vice President and Chief Operating Officer of First State Bank, a position he has held since December 1991. Prior to joining the Company, Mr. Dee spent four years with New Mexico Banquest Corporation and, after its acquisition by Livingston & Co. Southwest, LP in 1988, with NBA. In 1989, Mr. Dee became Senior Vice President and Chief Financial Officer of Livingston & Co. Southwest, LP. Mr. Dee is a certified public accountant. See "Certain Relationships and Related Transactions - Operations Building."

Brian C. Reinhardt, an Executive Vice President and Chief Financial Officer of the Company, joined First State Bank in September 1994. Prior to joining First State Bank, Mr. Reinhardt was a Senior Manager with KPMG LLP. Mr. Reinhardt joined KPMG LLP in 1984.

Eloy A. Jeantete, a Director of the Company since August 1993 and Chairman of the Board until July of 2000, joined First State Bank 54 years ago as a bookkeeper and has spent his entire working career with First State Bank. As a lifetime resident of Taos, N.M., Mr. Jeantete has accumulated a long list of civic achievements and community involvement, culminating with his election in 1990 as Mayor of Taos, New Mexico, a position he held until March 1994.

Leonard J. DeLayo, Jr., a Director of the Company since November 1993 was elected Chairman of the Board in July of 2000. Mr. DeLayo served as a director of First State Bank from 1988 to January 1992. Mr. DeLayo has been engaged in a general corporate and commercial law practice in New Mexico since 1974 and is the President and sole shareholder of Leonard J. DeLayo, Jr., P.C., which currently provides legal services to the Company and First State Bank as outside counsel. Mr. DeLayo serves on the Albuquerque Board of Education. See "Certain Relationships and Related Transactions - Legal Services."

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

Herman N. Wisenteiner, a Director of the Company since November 1993, is President and Chief Executive Officer of Horn Distributing Company, a real estate holding company which he founded in 1971 in Santa Fe, New Mexico. In addition to his many civic activities in northern New Mexico, from 1984 to 1993 Mr. Wisenteiner was also Chairman and Chief Executive Officer of CLX Exploration Inc., a publicly traded oil and natural gas exploration and production company headquartered in Denver, Colorado and served as a Director of First Interstate Bank, Santa Fe, New Mexico from 1980 to 1993. See "Certain Business Relationships" and Related Transactions - Santa Fe Branch Location."

Marshall G. Martin, a Director of the Company since June 1997, is a senior partner with the law firm of Hinkle, Hensley, Shanor, & Martin, LLP, a position he has held since June 1997, and prior to January of 1997. For the period from January 1997 through June 1997 Mr. Martin was Vice President-General Counsel of Solv-Ex Corporation which later filed for chapter 11 bankruptcy reorganization in August 1997. Hinkle, Hensley, Shanor & Martin, LLP, is the Company's corporate counsel. See "Certain Business Relationships and Related Transactions-Legal Services." Mr. Martin is involved in a variety of civic organizations.

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

Based solely on review of the copies of such forms furnished to the Company, or written representations that no other forms were required, the Company believes that during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

Item 11: Executive Compensation.

The following tables set forth the compensation paid by the Company to the three executive officers of the Company who received in excess of $100,000 in cash compensation.

                                                Annual Compensation                    Long Term Compensation
                                     ----------------------------------------------------------------------------------------
Name & Principal                                                                               Stock
Position                     Year      Salary ($)      Bonus ($)      Other ($)(1)       Options Granted (#)
--------------------------------------------------------------------------------------------------------------------------
Michael R. Stanford          2000       $250,000        $62,500         $11,093                   --
  President and Chief        1999       $250,000             --         $47,188                7,500
  Executive Officer          1998       $250,000        $50,000         $50,370                   --


H. Patrick Dee               2000       $175,000        $43,750         $ 9,805                   --
  Secretary and              1999       $175,000             --         $42,183                5,250
  Treasurer                  1998       $175,000        $35,000         $47,538                   --

Brian C. Reinhardt           2000       $119,787        $14,755         $10,311                   --
Executive Vice               1999       $111,930        $ 2,502         $ 7,922               21,000
President and Chief          1998       $106,000        $ 6,000         $ 9,795                   --
Financial Officer

____________________________
(1) Represents insurance premiums paid by the Company on behalf of the employee, amounts contributed by the Company to the employees' 401k plan, company vehicle usage, and dues.

                  Aggregated Option Exercises in Fiscal Year
                  ------------------------------------------
                       and Fiscal Year-End Options Value
                       ---------------------------------

                                                                      Number of
                                                                Unexercised Options at      Value of In-the-Money
                                  Shares           Value             12/31/00 (#)           Options at 12/31/00 ($)
                                Acquired on      Realized            Exercisable /            (1) Exercisable /
Name                            Exercise (#)       ($)               Un-exercisable             Un-exercisable
-------------------------------------------------------------------------------------------------------------------
Michael R. Stanford                22,018        $174,227              108,650                      $767,687
                                                                        10,500                      $ 50,790
H. Patrick Dee                         --              --               76,725                      $571,316
                                                                         6,150                      $ 32,577
Brian C. Reinhardt                     --              --               24,150                      $ 61,185
                                                                        15,600                      $  7,440
_____________________________
 (1)  The closing price of the Company's Common Stock on December 31, 2000, was $13.98 per share.

                                 Option/SAR Grants in Last Fiscal Year
                                          [Individual Grants]
-----------------------------------------------------------------------------------------------------------

                         Number of        Percent of total
                         securities         options/SARs
                         underlying          granted to        Exercise or
                        options/SARs        employees in        base price     Expiration      Grant Date
     Name               granted (#)          fiscal year          ($/Sh)          date        Present Value
-----------------      --------------     ----------------     -----------     ----------     -------------
     None                   None                None               None           None            None

_____________________

Executive Insurance

   First State Bank has key-person insurance policies on each of Messrs. Stanford and Dee. Under these policies, First State Bank is named as beneficiary of $480,000 of term life insurance on Mr. Stanford and $360,000 of term life insurance on Mr. Dee.

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

The aggregate cost to the Company of the requirements for payments to employees covered under the Plan (including the cost of early vesting under employee plans) would not exceed $2.6 million.

Compensation of Directors

Each director who is not an employee of the Company (the "Outside Directors") is paid an annual fee of $5,000 and a per meeting fee of $1,000 for board meetings, and $500 for committee meetings, and are reimbursed for expenses incurred in attending meetings of the Board of Directors and the committee meetings of the Board of Directors.

Section 401(k) Plan

In 1991 the Company adopted a tax-qualified profit sharing 401(k) plan (the "Saving Plan") covering all employees who have attained 21 years of age and have completed 90 days of service with the

Company. Each participant in the Saving Plan may reduce his or her salary by as much as the lesser of 20% of his or her compensation or $10,500, in 2000. The dollar limit is adjusted each year for inflation. The Company is required to make matching contributions of up to 50% of the first 6% of a participant's deferred compensation up to a maximum of 3%. The Company may, but is not required to, contribute additional amounts to the Saving Plan. Any such additional amounts are allocated to the accounts of participants who were active participants on the last day of the plan year or who retired or died or were disabled during the plan year. The allocation is in proportion to the eligible participants' compensation. During 2000, 1999, and 1998, First State Bank made contributions to the Saving Plan of approximately $180,000, $161,000, and $146,000, respectively.

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

Incentive Plans

Effective October 5, 1993, the Company adopted the First State Bancorporation 1993 Stock Option Plan (the "Stock Option Plan"), which provides for the granting of options to purchase up to 600,000 shares of the Company's common stock. Exercise dates and prices for the options are set by the Compensation Committee of the Board of Directors. The Stock Option Plan also provides that options other than those qualifying as incentive stock options may be granted.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 15, 2001, by (i) each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, based on information furnished by such owners, the Company believes that the stockholders listed below have sole investment and voting power with respect to their shares. Unless otherwise indicated, the address of such person is the Company's address, 7900 Jefferson NE., Albuquerque, New Mexico 87109.

Name                                        Number of Shares Owned                    Percentage of Shares Owned
-------------------------------------------------------------------------------------------------------------------
Hovde Capital, Inc.
1826 Jefferson Place, NW
Washington, DC 20036                                 471,465             (1)                      9.62%

Dharma Properties, Inc.
14 South Swinton Ave.
Delray Beach, FL 33444                               254,550                                      5.20%

Michael R. Stanford                                  188,945             (2)                      3.77%
H. Patrick Dee                                       107,007             (3)                      2.15%
Eloy A. Jeantete                                       2,000                                        *
Leonard J. DeLayo, Jr.                               132,807             (4)                      2.70%
Bradford M. Johnson                                  246,012                                      5.02%
Douglas M. Smith, M.D.                                37,000                                        *
Herman N. Wisenteiner                                 16,693                                        *
Marshall G. Martin                                     1,105                                        *
Kevin L. Reid                                          4,500                                        *
Brian C. Reinhardt                                    18,845             (5)                        *
All executive officers and directors
 as a group (10 persons)                             754,914                                     15.52%
-------------------------------------
*Less than 1%

(1) Represents the aggregate shares held by Hovde Capital, Inc. and its affiliates: Financial Institution Partners, LP, Financial Institution Partners II, LP, Hovde Capital, LLC, and Hovde Acquisition, LLC.
(2) Includes 81,650 shares that are subject to an option exercisable at $5.60 per share, 24,000 shares that are subject to an option which is exercisable at $11.50 per share, and 3,000 shares exercisable at $6.00 per share.
(3) Includes 62,625 shares that are subject to an option which is exercisable at $5.60 per share, 12,000 shares that are subject to an option exercisable at $11.50 per share, and 2,100 shares that are subject to an option exercisable at $6.00 per share.
(4) Includes 18,750 shares that are subject to an option which is exercisable at $5.60 per share.
(5) Includes 3,750 shares that are subject to an option which is exercisable at $5.60 per share, and 12,000 shares that are subject to an option exercisable at $11.50 per share.

Item 13: Certain Relationships and Related Transactions.

Credit Transactions

The executive officers, directors and principal stockholders of the Company and the Bank, and members of their immediate families and businesses in which these individuals hold controlling interests, are customers of the Bank and it is anticipated that such parties will continue to be customers of the Bank in the future. Credit transactions with these parties are subject to review by the Bank's Board of Directors. All outstanding loans and extensions of credit by the Bank to these parties were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and in the opinion of management did not involve more than the normal risk of collectability or present other unfavorable features. At December 31, 2000, the aggregate balance of the Bank's loans and advances under existing lines of credit to these parties was $3,544,156, or 0.77% of the Bank's total loans. All payments of principal and interest on these loans are current. These loans represented 6.91% of the Company's equity as of December 31, 2000.

Legal Services

Mr. DeLayo was a director of First State Bank from 1988 through January 1992, was a director of the Santa Fe Bank from March 1993 to June 1994, was appointed as a director of the Company in November 1993, and elected Chairman of the Board in July 2000. Mr. DeLayo acts as general counsel to the Company and First State Bank. Mr. DeLayo and his firm, Leonard J. DeLayo, Jr., P.C., are involved in representing the Company in numerous collection matters. The Company paid Mr. DeLayo's firm approximately $263,500, $284,000, and $219,000 for its services in 2000, 1999, and 1998.

Marshall G. Martin was elected to the Board as a director in June 1997. Mr. Martin is a partner in the firm of Hinkle, Hensley, Shanor & Martin, LLP, which serves as the Company's corporate counsel. The Company paid Hinkle, Hensley, Shanor & Martin, LLP, approximately $82,000, $33,000 and $32,000 for its services in 2000, 1999 and 1998.

Santa Fe Branch Location

The Downtown Santa Fe location was constructed on land owned by Herman Wisenteiner, a Director of the Company. The Company is leasing the site from Mr. Wisenteiner for an initial term of 15 years. Lease payments made to Mr. Wisenteiner were $67,530 for 2000, $65,600 for 1999, and $63,700 in 1998,
respectively. In the opinion of management, the lease is on terms similar to other third-party commercial transactions in the ordinary course of business.

Operations Building

     On March 9, 1999, the Company sold certain undeveloped real estate to the Journal Center Office Group, L.L.C. for $543,177. The Company purchased this property for $529,278 on March 14, 1998. Kevin L. Reid, a director of the Company, controls a corporation which is the managing member of the Journal Center Office Group, L.L.C., which together with Messrs. Stanford and Dee, C.E.O. and C.O.O., of the Company, respectively, and certain other officers of the Bank, own approximately 92.94% of the equity interest in the Journal Center Office Group, L.L.C. Subsequent to such sale, the Journal Center Office Group, L.L.C., constructed a 27,567 square foot facility on the property. On October 1, 1999, the Bank entered into a lease agreement with the Journal Center Office Group, L.L.C., with respect to approximately 23,118 square feet in the building. The term of such lease is 15 years and the annual rental payments are approximately $20.03 per square foot. In 2000, the Company paid the Journal Center Office Group, L.L.C., $454,000 in rent in respect of such lease. In the opinion of management, this transaction and the related lease are on terms similar to other third-party transactions in the ordinary course of business.

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

  3.2 Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (5)

  3.3      Bylaws of First State Bancorporation. (5)

  4.1      Shareholder Protection Rights Agreement dated October 25, 1996. (3)

 10.1      Stock Option Plan of the Company. (6)

 10.3      Executive Income Protection Plan. (4)

 21.1      Subsidiaries of Registrant. (2)

   23      Consent of KPMG LLP (7)
____________________

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

FIRST STATE BANCORPORATION

                                             By:   Michael R. Stanford
                                                 -----------------------
                                             Michael R. Stanford, President

Dated: March 23, 2001

In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates stated.

        Signatures                           Title                                  Date
------------------------------------------------------------------------------------------------
Michael R. Stanford                                                             March 23, 2001
------------------------                                                      ------------------
Michael R. Stanford           President and Chief Executive Officer and a
                              Director (Principal Executive Officer)

Eloy A. Jeantete                                                                March 23, 2001
------------------------                                                      ------------------
Eloy A. Jeantete                              Director

Leonard J. DeLayo, Jr.                                                          March 23, 2001
------------------------                                                      ------------------
Leonard J. DeLayo, Jr.                        Director

Bradford M. Johnson                                                             March 23, 2001
------------------------                                                      ------------------
Bradford M. Johnson                           Director

Douglas M. Smith, M.D.                                                          March 23, 2001
------------------------                                                      ------------------
Douglas M. Smith, M.D.                        Director

Herman N. Wisenteiner                                                           March 23, 2001
------------------------                                                      ------------------
Herman N. Wisenteiner                         Director

H. Patrick Dee                                                                  March 23, 2001
------------------------                Executive Vice President,             ------------------
H. Patrick Dee                     Secretary, Treasurer and a Director

Brian C. Reinhardt                                                              March 23, 2001
------------------------       Executive Vice President, Chief Financial      ------------------
Brian C. Reinhardt              Officer, and Principal Accounting Officer

Marshall G. Martin                                                              March 23, 2001
------------------------                                                      ------------------
Marshall G. Martin                            Director

Kevin L. Reid                                                                   March 23, 2001
------------------------                                                      ------------------
Kevin L. Reid                                 Director

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       Page
   Financial Highlights..............................................................................     2

   Management's Discussion and Analysis of Financial Condition and Results of Operations.............     4

   Independent Auditors' Report......................................................................    15

   Consolidated Balance Sheets as of December 31, 2000, and 1999.....................................    16

   Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999, and 1998.......    17

   Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2000, 1999,
   and 1998..........................................................................................    18

   Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999, and
   1998..............................................................................................    19

   Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998.......    20

   Notes to Consolidated Financial Statements........................................................    21

                                                                                     FINANCIAL HIGHLIGHTS
                                                                                    Years ended December 31,
                                                          -----------------------------------------------------------------------
                                                                2000           1999           1998            1997           1996
                                                          ----------     ----------     ----------      ----------     ----------
                                                                       (Dollars in thousands, except per share data)
Income Statement Data:
Interest income.......................................... $   52,152     $   43,146     $   36,542      $   31,765     $   25,681
Interest expense.........................................     20,198         14,686         13,142          12,272          9,617
                                                          ----------     ----------     ----------      ----------     ----------
Net interest income......................................     31,954         28,460         23,400          19,493         16,064
Provision for loan and lease losses......................      2,475          3,075          2,322           1,537          1,231
                                                          ----------     ----------     ----------      ----------     ----------
Net interest income after provision for loan and
lease losses.............................................     29,479         25,385         21,078          17,956         14,833
Net gain (loss) on call or sale of securities............       (333)            --             --              --             10
Gain sale of leasing division............................        879             --             --              --             --
Other non-interest income................................      7,236          5,874          5,053           4,474          2,924
Non-interest expense.....................................     26,180         23,208         19,674          17,426         14,590
                                                          ----------     ----------     ----------      ----------     ----------
Income before income taxes...............................     11,081          8,051          6,457           5,004          3,177
Income tax expense.......................................      3,849          2,845          2,245           1,674          1,116
                                                          ----------     ----------     ----------      ----------     ----------
Net income............................................... $    7,232     $    5,206     $    4,212      $    3,330     $    2,061
                                                          ==========     ==========     ==========      ==========     ==========

Per Share Data:
Net income per diluted share............................. $     1.45     $     1.01     $     0.85      $     0.81     $     0.60
Book value...............................................      10.49           9.03           8.61            7.15           6.46
Tangible book value......................................      10.39           9.18           8.47            6.93           6.17
Dividends paid...........................................       0.27           0.23           0.17            0.14           0.13
Market price end of period...............................      13.98          13.75          13.83           14.25          10.00
Average diluted common shares outstanding................  4,996,992      5,142,543      5,264,638       4,804,627      3,907,923

Average Balance Sheet Data:
Total assets............................................. $  598,365     $  534,770     $  431,358      $  361,970     $  285,628
Loans and leases.........................................    425,507        387,878        308,338         272,816        218,776
Investment securities....................................    126,774        102,281         74,857          48,795         35,611
Federal funds sold.......................................      5,129          3,455          8,724           5,500          2,770
Deposits.................................................    484,128        431,392        363,294         309,767        242,366
Stockholders' equity.....................................     47,475         44,446         37,315          24,683         18,313

Performance Ratios:
Return on average assets.................................       1.21%          0.97%          0.98%           0.92%          0.72%
Return on average common equity..........................      15.23%         11.71%         11.29%          13.49%         11.25%
Net interest margin......................................       5.73%          5.77%          5.97%           5.96%          6.25%
Efficiency ratio.........................................      65.89%         67.59%         69.15%          72.71%         76.84%
Earnings to fixed charges:
 Including interest on deposits..........................       1.55x          1.55x          1.49x           1.40x          1.33x
 Excluding interest on deposits..........................       4.21x          4.54x          5.41x           4.30x          3.56x

Asset Quality Ratios:
Nonperforming assets to total loans, leases
and other real estate owned..............................       0.86%          1.10%          2.19%           1.57%          1.17%
Net charge-offs to average loans and leases..............       0.37%          0.40%          0.56%           0.28%          0.26%
Allowance for loan and lease losses to total
loans....................................................       1.37%          1.26%          1.16%           1.14%          1.00%
Allowance for loan and lease losses to
nonperforming loans......................................        375%           192%            58%            102%           154%

Capital Ratios:
Leverage ratio...........................................       7.72%          7.86%          8.75%           6.65%          6.17%
Average stockholders' equity to average total
assets...................................................       7.93           8.31           8.65            6.82           6.41
Tier 1 risk-based capital ratio..........................      10.15           9.53          11.41            8.30           7.40
Total risk-based capital ratio...........................      11.36          10.55          12.43           13.38           8.30

                                                                                SELECTED QUARTERLY FINANCIAL DATA
                                                                                               2000
                                                                      --------------------------------------------------------
                                                                      Fourth Qtr     Third Qtr      Second Qtr      First Qtr
                                                                      ----------     ----------     ----------      ----------
                                                                          (Dollars in thousands, except per share data)
Income Statement Data:
Interest income...................................................    $   14,165     $   13,441     $   12,635      $   11,911
Interest expense..................................................         5,787          5,355          4,709           4,347
                                                                      ----------     ----------     ----------      ----------
Net interest income...............................................         8,378          8,086          7,926           7,564
Provision for loan and lease losses...............................           625            625            600             625
                                                                      ----------     ----------     ----------      ----------
Net interest income after provision for loan and
 lease losses.....................................................         7,753          7,461          7,326           6,939
                                                                      ----------     ----------     ----------      ----------
Other non-interest income.........................................         2,150          1,842          1,644           2,146
Non-interest expense..............................................         6,655          6,635          6,476           6,414
Income tax expense................................................         1,190            877            868             914
                                                                      ----------     ----------     ----------      ----------
Net income........................................................    $    2,058     $    1,791     $    1,626      $    1,757
                                                                      ==========     ==========     ==========      ==========
Net interest margin...............................................          5.72%          5.73%          5.81%           5.79%
                                                                      ==========     ==========     ==========      ==========

Per Share Data:
Net income per diluted share......................................    $     0.41     $     0.36     $     0.33      $     0.35
Book value........................................................         10.49           9.95           9.55            9.31
Tangible book value...............................................         10.39           9.84           9.45            9.46
Dividends paid....................................................          0.07           0.07           0.07            0.06
Average diluted common shares outstanding.........................     4,994,074      4,979,124      4,969,232       5,041,911

                                                                            1999
                                                                      --------------------------------------------------------
                                                                      Fourth Qtr      Third Qtr     Second Qtr       First Qtr
                                                                      ----------     ----------     ----------      ----------
                                                                            (Dollars in thousands, except per share data)
Income Statement Data:
Interest income...................................................    $   11,658     $   11,304     $   10,363      $    9,821
Interest expense..................................................         4,084          3,814          3,474           3,315
                                                                      ----------     ----------     ----------      ----------
Net interest income...............................................         7,574          7,490          6,889           6,506
Provision for loan and lease losses...............................           739            903            688             744
                                                                      ----------     ----------     ----------      ----------
Net interest income after provision for loan and
 lease losses.....................................................         6,835          6,587          6,201           5,762
                                                                      ----------     ----------     ----------      ----------
Other non-interest income.........................................         1,676          1,599          1,292           1,308
Non-interest expense..............................................         6,216          6,024          5,624           5,345
Income tax expense................................................           840            735            642             628
                                                                      ----------     ----------     ----------      ----------
Net income........................................................    $    1,455     $    1,427     $    1,227      $    1,097
                                                                      ==========     ==========     ==========      ==========
Net interest margin...............................................          5.84%          5.91%          5.72%           5.75%
                                                                      ==========     ==========     ==========      ==========

Per Share Data:
Net income per diluted share......................................    $     0.29     $     0.28     $     0.24      $     0.21
Book value........................................................          9.03           8.81           8.58            8.73
Tangible book value...............................................          9.18           8.89           8.63            8.65
Dividends paid....................................................          0.06           0.06           0.06            0.05
Average diluted common shares outstanding.........................     5,063,689      5,065,101      5,184,414       5,255,339

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF
       OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


General

   The Company's net income increased to $7.2 million in 2000, from $5.2 million in 1999, and $4.2 million in 1998. On March 1, 2000 the Company sold the assets of its leasing division including $63.7 million of leases at a gain of $879,078. A significant portion of the funds received were reinvested in commercial, real-estate, and consumer loans at yields higher than that of the lease portfolio. The increase in net income was primarily due to an increase in net interest income to $32.0 million in 2000, from $28.5 million in 1999, and $23.4 million in 1998, and the gain from the sale of leasing assets. The increase in net interest income was due to increases in loans, increases in investment securities, and increased yield on loans due to the change of portfolio mix resulting from sale of leases. The increase in net interest income was partially offset by increases in non-interest expense to $26.2 million in 2000, from $23.2 million in 1999, and $19.7 million in 1998. The increases in net interest income and non-interest expense resulted from the Company's expansion strategy, which is to increase market share by capitalizing on the dislocation of customers caused by continued consolidation in the banking industry. Total assets have grown to $653 million in 2000, from $567 million in 1999. Total deposits have grown to $528 million in 2000, from $464 million in 1999.

Net Interest Income

   The primary component of earnings for financial institutions is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread, and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the years ended December 31, 2000, 1999, and 1998, the Company's average interest-earning assets were $557 million, $493 million, and $392 million, respectively. For the same periods, the Company's net interest margins were 5.73%, 5.77%, and 5.97%.

   During the years ended December 31, the Company's net interest income increased by $3.5 million to $32.0 million or 12.27% in 2000, from $28.5 million in 1999, which was an increase of $5.1 million or 21.62% from $23.4 million in 1998. These increases were due to a $37.6 million or 9.70% increase in average loans to $425 million in 2000, from $387 million in 1999, a $79.5 million or 25.80% increase from $308 million in 1998. The increase in 2000 was also due to increased yield on loans of 10.29% in 2000 compared to 9.62% in 1999. The increase in yield was due to the change in the mix of loans after the sale of leases' and higher general interest rates. In 1999 the yield on loans and leases decreased to 9.62% from 10.29%. The increase in interest income in 2000 was partially offset by an increase in the cost of interest bearing liabilities to 4.46% in 2000 compared to 4.15% in 1999, resulting from higher general interest rates in 2000, and an increase in certificates of deposits and short term borrowings relative to other liabilities in 2000. In 1999 the cost of interest bearing liabilities decreased to 3.70% from 4.15% primarily due to lower general interest rates.

   During January of 2001, the Federal Reserve Bank reduced interest rates by 100 basis points. Management believes that this and any further reductions will have the effect of reducing the Company's net interest margin. The extent of any reduction in net interest margin will depend on the amount and timing of any further Federal Reserve Bank reductions and the Company's ability to manage the cost of interest bearing liabilities given its competitive position in the markets it serves.

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

                                                                            Years ended December 31,
                                          ----------------------------------------------------------------------------------------
                                                2000                                 1999                          1998
                                          ----------------------------------------------------------------------------------------
                                                    Interest  Average             Interest   Average            Interest   Average
                                          Average  Income or  Yield or   Average  Income or  Yield or  Average  Income or Yield or
                                          Balance   Expense    Cost      Balance   Expense     Cost    Balance   Expense    Cost
                                          -------  ---------  ------------------  --------   --------  -------  --------- --------
                                                                         (Dollars in thousands)
Assets
Loans and leases:
 Commercial.............................  $ 74,051   $ 7,353     9.93%  $ 58,454   $ 5,479      9.37%  $ 48,275   $ 4,840    10.03%
 Real estate--mortgage..................   250,665    25,010     9.98    193,897    18,278      9.43    158,832    16,084    10.13
 Real estate--construction..............    67,961     7,990    11.76     58,468     6,496     11.11     46,863     5,306    11.32
 Consumer...............................    22,301     2,591    11.62     18,624     2,165     11.62     16,668     1,992    11.95
 Leases.................................    10,071       839     8.34     58,017     4,885      8.42     37,231     3,514     9.44
 Other..................................       458        --       --        418        --        --        469        --       --
                                          --------   -------   ------   --------   -------    ------   --------   -------  -------
   Total loans and leases...............   425,507    43,783    10.29%   387,878    37,303      9.62%   308,338    31,736    10.29%
Allowance for loan and lease losses.....    (5,994)                       (4,685)                        (3,654)
Securities:
 U.S. government and mortgage-backed       120,311     7,695     6.40     95,425     5,328      5.58     69,604     4,066     5.84
 State and political subdivisions:
   Nontaxable...........................     4,317       195     4.52      4,907       227      4.63      3,380       168     4.97
   Other................................     2,146       160     7.46      1,949       120      6.11      1,873       109     5.77
                                          --------   -------   ------   --------   -------    ------   --------   -------  -------
    Total securities....................   126,774     8,050     6.35    102,281     5,675      5.55     74,857     4,343     5.80
Federal funds sold......................     5,129       317     6.18      3,455       168      4.86      8,724       463     5.31
                                          --------   -------   ------   --------   -------    ------   --------   -------  -------
   Total interest-earning assets........   557,410    52,150     9.36%   493,614    43,146      8.74%   391,919    36,542     9.32%
Non-interest-earning assets:
 Cash and due from banks................    20,904                        22,029                         20,198
 Other .................................    26,045                        23,812                         22,895
                                          --------                      --------                       --------
 Total non-interest-earning assets......    46,949                        45,841                         43,093
                                          --------                      --------                       --------
    Total assets........................  $598,365                      $534,770                       $431,358
                                          ========                      ========                       ========
Liabilities and Stockholders' Equity
Deposits:
 Interest-bearing demand accounts.......  $103,371   $ 2,299     2.22%  $ 92,526   $ 1,670      1.80%  $ 72,839   $ 1,573     2.16%
 Certificates of deposit................   206,222    11,787     5.72    166,576     8,479      5.09    139,272     7,609     5.46
 Money market savings accounts..........    46,956     1,698     3.62     49,209     1,442      2.93     51,087     1,730     3.39
 Regular savings accounts...............    34,080       961     2.82     32,697       818      2.50     25,915       766     2.95
                                          --------   -------   ------   --------   -------    ------   --------   -------  -------
    Total interest-bearing deposits.....   390,629    16,745     4.29    341,008    12,409      3.64    289,113    11,678     4.04
Short-term borrowings...................    57,013     3,084     5.41     48,780     1,831      3.75     21,093       954     4.52
Long-term debt..........................     5,224       370     7.08      7,145       446      6.24      1,216       113     9.29
Convertible subordinated debt...........        --        --       --         --        --        --      5,595       397     7.10
    Total interest-bearing liabilities.    452,866    20,199     4.46%   396,933    14,686      3.70%   317,017    13,142     4.15%
Non-interest-bearing demand accounts....    93,499                        90,384                         74,181
Other non-interest-bearing liabilities..     4,525                         3,007                          2,845
                                          --------                      --------                       --------
    Total liabilities...................   550,890                       490,324                        394,043
Stockholders' equity....................    47,475                        44,446                         37,315
                                          --------                      --------                       --------
Total liabilities and stockholders'
    equity..............................  $598,365                      $534,770                       $431,358
                                          ========   -------            ========   -------             ========   -------
Net interest income.....................             $31,951                       $28,460                        $23,400
                                                     =======                       =======                        =======
Net interest spread.....................                         4.90%                          5.04%                         5.18%
Net interest margin.....................                         5.73                           5.77                          5.97
Ratio of average interest-earning
    assets to average interest-bearing
       liabilities......................                       123.08                         124.36                        123.63

     Loan fees of $2.9 million, $2.6 million, and $2.3 million are included in interest income for the years ended December 31, 2000, 1999, and 1998, respectively.

        The following table illustrates the changes in the Company's net interest income due to changes in volume and changes in interest rate. Changes attributable to the combined effect of volume and interest rates have been included in the changes due to volume.

                                                                                   Year ended December 31,
                                                         ----------------------------------------------------------------------
                                                                   2000 vs. 1999                         1999 vs. 1998
                                                                increase (decrease)                   increase (decrease)
                                                                 due to changes in                     due to changes in
                                                         ----------------------------------     -------------------------------
                                                           Volume      Rate         Total        Volume     Rate       Total
                                                         ---------   ---------    ---------     --------   --------   ---------
                                                                                   (Dollars in thousands)
Interest-earning assets
Loans and leases:
Commercial........................................         $ 1,462      $  412      $ 1,874       $1,021      ($382)     $  639
Real estate--mortgage.............................           5,351       1,381        6,732        3,550     (1,356)      2,194
Real estate--construction.........................           1,055         439        1,494        1,314       (124)      1,190
Consumer..........................................             426          --          426          234        (61)        173
Leases............................................          (4,037)         (9)      (4,046)       1,962       (591)      1,371
                                                         ---------   ---------    ---------     --------   --------   ---------
Total loans and leases............................           4,257       2,223        6,480        8,081     (2,514)      5,567
Securities:
U.S. government...................................           1,389         978        2,367        1,508       (246)      1,262
States and political subdivisions non-taxable.....             (27)         (5)         (32)          76        (17)         59
Other.............................................              12          29           41            4          7          11
                                                         ---------   ---------    ---------     --------   --------   ---------
Total securities..................................           1,374       1,002        2,376        1,588       (256)      1,332
Federal funds sold................................              81          68          149         (280)       (15)       (295)
                                                         ---------   ---------    ---------     --------   --------   ---------
Total interest-earning assets.....................           5,712       3,293        9,005        9,389     (2,785)      6,604
                                                         ---------   ---------    ---------     --------   --------   ---------

Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts..................             196         433          629          425       (328)         97
Certificates of deposit...........................           2,018       1,290        3,308        1,492       (622)        870
Money market savings accounts.....................             (66)        322          256          (64)      (224)       (288)
Regular savings accounts..........................              35         108          143          200       (147)         53
                                                         ---------   ---------    ---------     --------   --------   ---------
Total interest-bearing deposits...................           2,183       2,153        4,336        2,053     (1,321)        732
Short-term borrowings.............................             309         943        1,252        1,252       (375)        877
Long-term debt....................................            (120)         44          (76)         551       (218)        333
Convertible subordinated debt.....................              --          --           --         (397)        --        (397)
Total interest-bearing liabilities................           2,372       3,140        5,512        3,459     (1,914)      1,545
                                                         ---------   ---------    ---------     --------   --------   ---------
Total increase (decrease) in net interest income..         $ 3,340      $  153      $ 3,493       $5,930      ($871)     $5,059
                                                         =========   =========    =========     ========   ========   =========

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

   Rising and falling interest rate environments can have various impacts on a bank's net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank's various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of December 31, 2000, the Company's cumulative interest rate gap for the period up to three months was a positive $53.4 million and for the period up to one year was a positive $53.2 million. Based solely on the Company's interest rate gap of twelve months or less, net income of the Company could be unfavorably impacted by a decrease in interest rates or favorably impacted by a increase in interest rates.

   The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap of the Company's interest-earning assets and interest-bearing liabilities at December 31, 2000. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with generally accepted accounting principles. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

                                                                                   Three
                                                                                 months to
                                                                   Less than     less than
                                                                     three          one        One to five   Over five
                                                                     months         year           years       years         Total
                                                                    --------      --------       --------    ----------     --------
                                                                                         (Dollars in thousands)
Interest-earning assets:
  Investment securities.......................................      $ 23,930      $ 11,443       $ 83,108    $   15,928     $134,409
    Federal funds sold........................................         5,400            --             --            --        5,400
  Loans and leases:
    Commercial................................................        47,393        21,851         11,746         1,911       82,901
    Real estate...............................................       163,247        72,697         96,887        19,901      352,732
    Consumer..................................................         5,102         6,617         12,036           695       24,450
                                                                    --------      --------       --------    ----------     --------
       Total interest-earning assets..........................       245,072       112,608        203,777        38,435      599,892
                                                                    --------      --------       --------    ----------     --------
Interest-bearing liabilities:
  Savings and NOW accounts....................................        57,864            --             --       148,045      205,909
  Certificates of deposit of $100,000 or more.................        39,055        59,030         16,559           441      115,085
  Other time accounts.........................................        26,995        53,725         27,837           229      108,786
  Other interest-bearing liabilities..........................        67,769            --             --            --       67,769
                                                                    --------      --------       --------    ----------     --------
       Total interest-bearing liabilities.....................       191,683       112,755         44,396       148,715      497,549
                                                                    --------      --------       --------    ----------     --------
Interest rate gap.............................................      $ 53,389         ($147)      $159,381     ($110,280)    $102,343
                                                                    ========      ========       ========    ==========     ========
Cumulative interest rate gap at December 31, 2000.............      $ 53,389      $ 53,242       $212,623    $  102,343
                                                                    ========      ========       ========    ==========
Cumulative gap ratio at December 31, 2000.....................          1.28          1.17           1.61          1.21
                                                                    ========      ========       ========    ==========

  The following table presents an analysis of the sensitivity inherent in the Company's net interest income and market value of portfolio equity (market value of assets, less the market value of liabilities). The interest rate scenarios presented in the table include interest rates at December 31, 2000, and as adjusted by instantaneous parallel rate changes upward and downward of up to 200 basis points. Each rate scenario reflects unique prepayment and repricing assumptions.

   Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. This analysis is based on the contractual final maturity of the Company's assets and liabilities, at December 31, 2000.

 Change in Interest Rates  Net Interest Income  Market Value of Portfolio Equity
--------------------------------------------------------------------------------
            +200                    -7%                      -13%
            +100                    -3%                       -7%
               0                     0                         0
            -100                    +3%                       +7%
            -200                    +7%                      +14%

Investment Portfolio

   The following table provides the carrying value of the Company's investment portfolio at each of the dates indicated. At December 31, 2000 the market value exceeded the carrying value by approximately $310,000, and at December 31, 1999 the carrying value exceeded the market value by approximately $99,000, respectively.

                                                                                                 As of December 31,
                                                                                -----------------------------------------------
                                                                                         2000            1999              1998
                                                                                -------------   -------------   ---------------
                                                                                          (Dollars in thousands)
  U.S. Treasury securities..............................................             $     --         $   547          $  5,669
  U.S. government agency securities.....................................              116,698          87,569           109,753
  Mortgaged-backed securities...........................................               11,463              --                --
  Obligations of states and political subdivisions......................                4,054           4,593             4,982
  Other securities......................................................                2,194           2,092             1,700
                                                                                -------------   -------------   ---------------
     Total investment securities........................................             $134,409         $94,801          $122,104
                                                                                =============   =============   ===============

   The table below provides the carrying values, maturities and weighted average yield of the investment portfolio of the Company as of December 31, 2000.

                                                                                                       Average           Weighted
                                                                                      Carrying         maturity          average
                                                                                        value          (years)           yields
                                                                                    -----------     -----------      ------------
                                                                                                (Dollars in thousands)
U.S. government agency securities
   One year or less............................................................          32,894            0.19              5.95%
   After one through five years................................................          83,804            2.65              6.34
                                                                                    -----------     -----------      ------------
     Total U.S. government agency securities...................................         116,698            1.96              6.23
Mortgage-backed securities
   After five through ten years................................................           6,428            6.47              6.52
   After ten years.............................................................           5,035           24.09              7.31
                                                                                    -----------     -----------      ------------
     Total mortgage-backed securities..........................................          11,463           14.21              6.87
Obligations of states and political subdivisions
   One year or less............................................................             490            0.62              4.09
   After one through five years................................................           1,294            4.07              4.58
   After five through ten years................................................           1,325            5.89              4.20
   After ten years.............................................................             945           11.67              5.13
                                                                                    -----------     -----------      ------------
     Total states and political subdivisions securities........................           4,054            6.02              4.52
Other securities...............................................................           2,194              --              7.29
                                                                                    -----------     -----------      ------------
     Total investment securities...............................................        $134,409            3.14              6.25%
                                                                                    ===========     ===========      ============

 Loan and Lease Portfolio

   The following table presents the amount of loans and leases of the Company, by category, at the dates indicated.

                                                                        As of December 31,
                                 ------------------------------------------------------------------------------------------------
                                       2000                1999                1998                1997               1996
                                 -----------------   ------------------  -----------------   -----------------  -----------------
                                           Percent              Percent            Percent             Percent             Percent
                                  Amount               Amount              Amount             Amount             Amount
                                 --------  -------   --------  --------  --------  -------   -------   -------  -------   -------
                                                                    (Dollars in thousands)
Commercial....................   $ 82,901     18.0%  $ 65,702     15.3%  $ 53,942     16.1%  $ 45,480     15.8% $ 36,578      14.6%
Real estate--mortgage.........    284,450     61.8    215,839     50.4    167,980     50.1    153,550     53.3   148,715      59.3
Real estate--construction.....     68,282     14.9     65,844     15.4     47,357     14.1     41,943     14.5    35,737      14.2
Consumer and other............     24,451      5.3     20,203      4.7     18,089      5.5     16,809      5.8    13,238       5.3
Leases........................         --       --     61,050     14.2     47,651     14.2     30,587     10.6    16,658       6.6
                                 --------  -------   --------  -------   --------  -------   --------   ------  --------  --------
Total loans and leases........   $460,084    100.0%  $428,638    100.0%  $335,019    100.0%  $288,369    100.0% $250,926     100.0%
                                 ========  =======   ========  =======   ========  =======   ========   ======  ========  ========


   On March 1, 2000, the Company closed the sale of the assets of its subsidiary bank's commercial leasing division. The sale resulted in $63.7 million of leases being sold. The gain on the sale amounted to approximately $879,000, net of transaction costs. The proceeds from the sale were used to purchase investment securities, fund loan demand, and reduce short-term borrowings.

The following table presents the aggregate maturities of loans in each major category of the Company's loan portfolio at December 31, 2000. Actual maturities may differ from the contractual maturities shown as a result of renewals and prepayments.

                                                                                          As of December 31,
                                                                   ---------------------------------------------------------------
                                                                         Less than      One to five       Over five
                                                                          one year         years            years          Total
                                                                       ------------   -------------    -------------   -----------
                                                                                        (Dollars in thousands)
Fixed-rate loans:
   Commercial......................................................        $ 12,921        $  9,763          $ 1,851      $ 24,535
   Real estate.....................................................          16,221          19,765           16,606        52,592
   Consumer........................................................           8,035          10,930              695        19,660
                                                                       ------------   -------------    -------------   -----------
     Total fixed-rate loans........................................          37,177          40,458           19,152        96,787
                                                                       ------------   -------------    -------------   -----------
Variable-rate loans:
   Commercial......................................................          56,322           1,983               61        58,366
   Real estate.....................................................         219,723          77,122            3,294       300,139
   Consumer........................................................           3,685           1,106               --         4,791
                                                                       ------------   -------------    -------------   -----------
     Total variable-rate loans.....................................         279,730          80,211            3,355       363,296
                                                                       ------------   -------------    -------------   -----------
     Total loans...................................................        $316,907        $120,669          $22,507      $460,083
                                                                       ============   =============    =============   ===========

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

                                                                                     As of December 31,
                                                                 ----------------------------------------------------------
                                                                    2000        1999        1998        1997        1996
                                                                 ----------   ---------   ---------   ---------   ---------
                                                                                    (Dollars in thousands)
Loans and leases past due 90 days or more....................        $    6      $   84      $   79      $  107      $  689
Non-accrual loans and leases.................................         1,937       2,725       6,566       3,123         946
                                                                 ----------   ---------   ---------   ---------   ---------
  Total nonperforming loans and leases.......................         1,943       2,809       6,645       3,230       1,635
Other real estate owned......................................         2,016       1,917         697       1,327       1,362
                                                                 ----------   ---------   ---------   ---------   ---------
  Total nonperforming assets.................................        $3,959      $4,726      $7,342      $4,557      $2,997
                                                                 ==========   =========   =========   =========   =========
Allowance for loan and lease losses..........................        $6,308      $5,387      $3,875      $3,279      $2,510
                                                                 ==========   =========   =========   =========   =========
Potential problem assets.....................................        $5,053      $5,133      $3,289      $3,873          --
                                                                 ==========   =========   =========   =========   =========

Ratio of total nonperforming assets to total assets..........          0.61%       0.83%       1.49%       1.14%       0.92%
Ratio of total nonperforming loans and leases to total loans
  and leases.................................................          0.42%       0.66%       1.98%       1.12%
Ratio of allowance for loan and lease losses to total
  nonperforming loans and leases.............................           325%        192%         58%        102%

Analysis of the Allowance for Loan Losses

   The allowance for loan losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of problem loans and leases, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral, holding and disposing costs, and costs of capital. The allowance is increased by provisions charged to operations and reduced by loans and leases charged-off, net of recoveries.

   The following table sets forth information regarding changes in the allowance for loan and lease losses of the Company for the periods indicated.

                                                                                     As of December 31,
                                                                 ----------------------------------------------------------
                                                                    2000        1999        1998        1997        1996
                                                                 ----------   ---------   ---------   ---------   ---------
                                                                                    (Dollars in thousands)
Allowance for loan and lease losses, beginning of period.......     $5,387      $3,875      $3,280      $2,510      $1,851
Charge-offs:
  Commercial and other.........................................      1,153       1,315       1,083         462         438
  Real estate loans............................................        664         256         389          72          70
  Consumer loans...............................................        112         101          98          95         246
  Credit cards.................................................         23         129         171         253          --
  Leases.......................................................        104         191         180          90          --
                                                                 ----------   ---------   ---------   ---------   ---------
     Total charge-offs.........................................      2,056       1,992       1,921         972         754
                                                                 ----------   ---------   ---------   ---------   ---------
Recoveries:
  Commercial and other.........................................        367         255         109          56          13
  Real estate loans............................................         27          50           3          35          40
  Consumer loans...............................................         70          55          68          76         129
  Credit cards.................................................         36          31          14           4          --
  Leases.......................................................          2          38          --          34          --
                                                                 ----------   ---------   ---------   ---------   ---------
     Total recoveries..........................................        502         429         194         205         182
                                                                 ----------   ---------   ---------   ---------   ---------
Net charge-offs................................................      1,554       1,563       1,727         767         572
Provision for loan and lease losses............................      2,475       3,075       2,322       1,537       1,231
                                                                 ----------   ---------   ---------   ---------   ---------
Allowance for loan and lease losses, end of period.............     $6,308      $5,387      $3,875      $3,280      $2,510
                                                                 ==========   =========   =========   =========   =========
As a percentage of average total loans and leases:
  Net charge-offs..............................................       0.37%       0.40%       0.56%       0.28%       0.26%
  Provision for loan and lease losses..........................       0.58        0.79        0.75        0.56        0.56
  Allowance for loan and lease losses..........................       1.48        1.39        1.26        1.20        1.15
As a percentage of total loans and leases at year-end:
  Allowance for loan and lease losses..........................       1.37        1.26        1.16        1.14        1.00
As a multiple of net charge-offs:
  Allowance for loan and lease losses..........................       4.06        3.45        2.24        4.27        4.39
  Income before income taxes and provision for loan
   and lease losses............................................       8.72        7.12        5.08        8.52        7.71

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

                                                                                                          As of December 31,
                                                  ------------------------------------------------------------------------------
                                                           2000                         1999                     1998
                                                  -----------------------    -----------------------    ------------------------
                                                                                                        (Dollars in thousands)
                                                               Percent of                 Percent of                 Percent of
                                                               loans and                  loans and                  loans and
                                                               leases to                  leases to                  leases to
                                                  Amount of   total loans    Amount of   total loans    Amount of   total loans
                                                  allowance    and leases    allowance    and leases    allowance    and leases
                                                  ---------   -----------    ---------   -----------    ---------   ------------
Commercial and unallocated
 portion........................................     $3,604         18.02%      $3,876         15.30%      $2,187         16.10%
Real estate.....................................      2,586         61.83          710         65.80          867         64.28
Leases..........................................         --         14.84          305         14.20          404         14.22
Consumer........................................        118          5.31          496          4.70          417          5.40
                                                  ---------   -----------    ---------   -----------    ---------   ------------
  Total allowance for loan
   and lease losses.............................     $6,308        100.00%      $5,387        100.00%      $3,875        100.00%
                                                  =========   ===========    =========   ===========    =========   ============

                                                  --------------------------------------------------
                                                           1997                         1996
                                                  -----------------------    -----------------------

                                                               Percent of                 Percent of
                                                               loans and                  loans and
                                                               leases to                  leases to
                                                  Amount of   total loans    Amount of   total loans
                                                  allowance    and leases    allowance    and leases
                                                  ---------   -----------    ---------   -----------
Commercial and unallocated
 portion........................................     $  830          15.77%     $  600         14.57%
Real estate.....................................      1,700          67.79       1,560         73.51
Leases..........................................        150          10.61         150          6.64
Consumer........................................        600           5.83         200          5.28
                                                  ---------   -----------    ---------   -----------
  Total allowance for loan
   and lease losses.............................     $3,280         100.00%     $2,510        100.00%
                                                  =========   ===========    =========   ===========

The following table presents the average balances outstanding for each major category of the Company's deposits and weighted average interest rate paid for interest-bearing deposits for the periods indicated.

                                                                           Year Ended December 31,
                                         -----------------------------------------------------------------------------------------
                                                   2000                           1999                            1998
                                         ---------------------------    ---------------------------    ---------------------------
                                                                           (Dollars in thousands)
                                                           Weighted                       Weighted                       Weighted
                                            Average        Average         Average        Average         Average        Average
                                            Balance        Interest        Balance        Interest        Balance        Interest
                                                             Rate                           Rate                           Rate
                                           ----------   ------------    ------------   ------------    ------------   ------------
Interest-bearing demand accounts.........    $103,371           2.22%       $ 92,526           1.80%       $ 72,839           2.16%
Certificates of deposit..................     206,223           5.72         166,576           5.09         139,272           5.46
Money market savings accounts............      46,956           3.62          49,209           2.93          51,087           3.39
Regular savings accounts.................      34,080           2.82          32,697           2.50          25,915           2.95
Non-interest-bearing demand
accounts.................................      93,499             --          90,384             --          74,181             --
                                           ----------   ------------    ------------   ------------    ------------   ------------
         Totals..........................    $484,129           4.29%       $431,392           3.64%       $363,294           4.04%
                                           ==========   ============    ============   ============    ============   ============

  The following table shows the amount and maturity of certificates of deposit that had balances of $100,000 or more and the percentage of the total for each maturity.

                                                                               As of December 31,
                                              -------------------------------------------------------------------------------------
                                                         2000                          1999                           1998
                                              ------------------------    --------------------------    ---------------------------
                                                                             (Dollars in thousands)
Three months or less.......................    $ 39,055          34.29%        $19,291         20.37%        $10,518          17.71%
Three through twelve months................      59,030          50.96          49,619         52.38          42,663          71.84
Over twelve months.........................      17,000          14.75          25,813         27.25           6,204          10.45
                                              ---------   ------------    ------------    ----------    ------------      ---------
         Totals............................    $115,085         100.00%        $94,723        100.00%        $59,385         100.00%
                                              =========   ============    ============    ==========    ============      =========

Securities Sold Under Agreements to Repurchase

  Securities sold under agreements to repurchase totaled $67.8 million, $38.9 million, and $36.7 million at December 31, 2000, 1999, and 1998, respectively. The weighted average interest rate on securities sold under agreements to repurchase was 5.36%, 3.73%, and 4.07% at December 31, 2000, 1999, and 1998,
respectively.

  Securities sold under agreements to repurchase are summarized as follows:

                                                                               Years ended December 31,
                                                             --------------------------------------------------------------
                                                                   2000                1999                   1998
                                                             ---------------    -------------------    -------------------
Balance..................................................        $67,769,015            $38,927,736            $36,692,999
Weighted average interest rate...........................               5.36%                  3.73%                  4.07%
Maximum amount outstanding at any month end..............        $67,769,015            $48,948,930            $36,692,999
Average balance outstanding during the period............        $55,151,000            $45,325,000            $20,978,000
Weighted average interest rate during the period.........               4.76%                  3.59%                  4.53%

Return on Equity and Assets

  The following table shows the return on average assets, return on average equity, dividend payout ratio, and ratio of average equity to average assets for the periods indicated.

                                                                          For the years ended December 31,
                                                              ----------------------------------------------------------
                                                                        2000                  1999                  1998
                                                              ----------------------------------------------------------
    Return on average assets.............................               1.21%                 0.97%                 0.98%
    Return on average equity.............................              15.23                 11.71                 11.29
    Dividend payout ratio................................              17.91                 22.28                 18.76
    Average equity to average assets.....................               7.93                  8.31                  8.65

Results of Operations--Years Ended December 31, 2000, 1999, and 1998

  Overview.   The Company's net income increased to $7.2 million in 2000, from
$5.2 million in 1999, and from $4.2 million in 1998. Net interest income increased to $32.0 million in 2000, compared to $28.5 million in 1999, and $23.4 million in 1998. This increase was offset by non-interest expenses that increased to $26.2 million in 2000, compared to $23.2 million in 1999, and $19.7 million in 1998. Income tax expense increased to $3.8 million in 2000, from $2.8 million in 1999, and $2.2 million in 1998.

  Interest Income. Interest income increased to $52.2 million in 2000, from $43.1 million in 1999, and $36.5 million in 1998. This increase was due to an increase in average interest-earning assets. Average interest-earning assets were $557 million in 2000, compared to $494 million in 1999, and $392 million in 1998. Average yield on interest-earning assets increased to 9.36% in 2000, from 8.74% in 1999, and from 9.32% in 1998. The increase in average interest-earning assets occurred in loans, and investment securities, and was funded by an increase in interest-bearing liabilities. The average balance in investment securities increased to $126.8 million in 2000, from $102.3 million in 1999, and $74.9 million in 1998. The average balance in loans and leases increased to $425 million in 2000, from $388 million in 1999, and $308 million in 1998. The average yield on loans and leases increased to 10.29% in 2000, from 9.62% in 1999, and from 10.29% in 1998. The increase in average yields on loans in 2000, is due to the change in the mix of the loan portfolio after the sale of leases and higher general interest rates in 2000. In 1999 the yield on loans decreased as a result of lower general interest rates in 1999 compared to 1998.

  Interest Expense.   Interest expense increased to $20.2 million in 2000, from
$14.7 million in 1999, and $13.1 million in 1998. This increase was due to increases in average interest-bearing liabilities. Average interest-bearing liabilities increased to $453 million in 2000, from $397 million in 1999, and $317 million in 1998. The increase in average interest-bearing liabilities was due to an increase in average interest-bearing deposits of $49.6 million and an increase in average short-term borrowings of $8.2 million, partially offset by a decrease in average long-term debt of $1.9 million. The increase in interest-bearing deposits is a result of the Company's success in increasing its market share. The increase in short-term borrowings is the result of an increase in securities sold under agreements to repurchase. These are agreements with customers with high dollar short-term balances which the Company invests in like-termed securities. The average cost of interest-bearing liabilities increased to 4.46% in 2000, from 3.70% in 1999, and 4.15% in 1998. The increase in the average cost of interest-bearing liabilities was a result of increased rates paid on interest-bearing deposits and short-term borrowings due to the general increase in interest rates. The average cost of interest-bearing liabilities decreased to 3.70% in 1999, from 4.15% in 1998.

  Net Interest Income. Net interest income increased to $31.2 million in 2000, from $28.5 million in 1999, and $23.4 million in 1998. This increase was due to increases in average loans of $37.6 million and average investment securities of $24.5 million. Net interest margin was 5.73% in 2000, compared to 5.77% in 1999.

  Provision for Loan and Lease Losses.   The provision for loan losses was $2.5
million in 2000, from $3.1 million in 1999, and $2.3 million in 1998. The provision in each year was based on management's judgment concerning the amount of allowance for loan losses necessary given, the various factors which determine the credit quality of the loan portfolio. Charge-offs net of recoveries of loans and leases were $1.6 million in 2000, $1.6 million in 1999, and $1.7 million in 1998. The percentage of total charge-offs to average loans and leases was 0.37% in 2000 and 0.40% in 1999. Management intends to continue to provide for potential loan losses based upon growth in the portfolio, trends in delinquencies, charge-off experience, and local and national economic conditions.


  Non-interest Income.   Non-interest income was $7.8 million in 2000, compared
to $5.9 million in 1999, and $5.1 million in 1998. The increase for 2000 compared to 1999 was the result of increased service charges on deposit accounts, credit card transaction fees, an increase in the gain on sale of mortgage loans, and a non-recurring gain on the sale of leases, reduced by a loss on sale of investment securities. The increase for 1999 from 1998 was due to increased service charges on deposit accounts, and increased credit card merchant fees, off-set by a reduction in operating lease income. Service charges on deposit accounts were $2.4 million in 2000, $2.1 million in 1999, and $1.7 million in 1998 as a result of increased deposits in each of those years. Credit card transaction income was $2.5 million in 2000, $1.8 million in 1999, and $1.3 million in 1998.

  Non-interest Expense.   Non-interest expense increased to $26.2 million in
2000, from $23.2 million in 1999, and $19.7 million in 1998. This increase was due largely to increases in salaries and employee benefits, occupancy, equipment, and marketing expense as a result of the Company's growth. Salaries and employee benefits increased to $11.8 million in 2000, from $10.8 million in 1999, and $8.9 million in 1998. Occupancy expense increased to $3.1 million in 2000, from $2.6 million in 1999, and $2.3 million in 1998. Equipment expense increased to $1.9 million in 2000, from $1.6 million in 1999, and $1.5 million in 1998. Marketing expense increased to $1.3 million in 2000, compared to $1.1 million in 1999, and $856,000 in 1998. The increases in salary and occupancy expense are due to growth in assets and deposits. The growth in marketing expense is a result of the Company's efforts to capture market share and capitalize on the opportunity to do so as a result of acquisitions of banks with New Mexico operations by companies outside New Mexico. Management anticipates that non-interest expense will continue to increase with additional growth.

  Income Tax Expense.   Income tax expense increased to $3.8 million in 2000,
from $2.8 million in 1999, and $2.2 million in 1998. Management anticipates that the Company's marginal tax rate will be slightly higher in 2001.

Liquidity and Sources of Funds

  The Company's primary sources of funds are customer deposits, and loan and lease repayments. These funds are used to make loans, acquire investment securities and other assets, and fund continuing operations. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not a relatively stable source of funds. Deposits of the Company increased to $528 million at December 31, 2000, from $464 million at December 31, 1999. Growth in deposits has occurred primarily as a result of the Company's efforts to increase market share by taking advantage of market dislocations caused by the acquisition of local competitors and growth in the economy of the Company's trade area.

  Net loans of the Company increased to $454 million at December 31, 2000, from $423 million as of December 31, 1999. During 2000, real estate loans increased by $72.9 million, commercial loans increased by $17.2 million, and consumer loans increased by $4.3 million. The increase in loans is due to the Company's successful efforts to increase its market share by taking advantage of market dislocations caused by the acquisition of local competitors and growth in the economy of the Company's market area. The sale of leases with a balance of $61.0 million at December 31, 1999 provided a significant portion of the funds used to increase the Company's other types of lending during the year ended December 31, 2000.

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

Capital Resources

  The Company's total stockholders' equity increased to $51.3 million at December 31, 2000, from $44.4 million at December 31, 1999. Of the $6.9 million increase, $7.2 million was produced by earnings, and $1.3 million as a result of increase in market value of securities available for sale, offset by stock repurchases of $1.1 million and dividend payments of $1.3 million. Management currently intends to continue to retain a major portion of the Company's earnings to support anticipated growth. As of December 31, 2000, the Company and its subsidiary bank met the fully phased-in regulatory capital requirements as further disclosed in note 10 to the consolidated financial statements.

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

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
First State Bancorporation:

  We have audited the accompanying consolidated balance sheets of First State Bancorporation and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First State Bancorporation and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                                                        KPMG LLP

Albuquerque, New Mexico
January 19, 2001

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                             As of December 31,
                                                                                   -----------------  -----------------
                                                                                          2000             1999
                                                                                   -----------------  -----------------
                                       ASSETS
Cash and due from banks (note 2).................................................     $ 33,467,021       $ 22,725,861
Federal funds sold...............................................................        5,400,000                 --
                                                                                   -----------------  -----------------
        Total cash and cash equivalents..........................................       38,867,021         22,725,861
Investment securities (note 3):
  Available for sale (at market, amortized cost of $94,837,331 and
    $74,227,391 at December 31, 2000 and 1999)...................................       94,834,722         72,211,289
  Held to maturity (at amortized cost, market of $39,884,667 and
    $22,490,690 at December 31, 2000 and 1999)...................................       39,574,228         22,590,081
                                                                                   -----------------  -----------------
        Total investment securities..............................................      134,408,950         94,801,370
Loans and leases net of unearned interest (note 4)...............................      460,083,579        428,637,703
Less allowance for loan and lease losses.........................................        6,307,588          5,386,622
                                                                                   -----------------  -----------------
        Net loans and leases.....................................................      453,775,991        423,251,081
Premises and equipment, net (note 5).............................................       12,751,108         15,060,722
Accrued interest receivable......................................................        4,501,193          3,062,575
Other real estate owned..........................................................        2,016,412          1,917,126
Goodwill, less accumulated amortization of $1,130,747 and $1,026,541 at
  December 31, 2000 and 1999.....................................................          465,058            569,264
Other assets.....................................................................        5,942,988          5,495,565
                                                                                   -----------------  -----------------
        Total assets.............................................................     $652,728,721       $566,883,564
                                                                                   =================  =================
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits (note 6):
         Non-interest-bearing....................................................     $ 98,628,158       $ 89,303,965
         Interest-bearing........................................................      429,780,077        374,231,608
                                                                                   -----------------  -----------------
          Total deposits.........................................................      528,408,235        463,535,573
  Securities sold under agreements to repurchase (note 7)........................       67,769,015         38,927,736
  Other liabilities..............................................................        4,131,766          8,842,326
  Long-term debt (note 7)........................................................        1,102,114         11,150,902
                                                                                   -----------------  -----------------
          Total liabilities......................................................      601,411,130        522,456,537
Stockholders' equity (note 10):
  Preferred stock, no par value, 1,000,000 shares authorized, none issued or
   outstanding...................................................................               --                 --
  Common stock, no par value, 20,000,000 shares authorized, 5,202,630 and
   5,158,846 issued and outstanding at December 31, 2000 and 1999................       29,902,538         29,459,807
  Treasury stock, at cost (309,550 shares at December 31, 2000 and 228,750
   shares at December 31, 1999)..................................................       (4,076,662)        (3,012,031)

  Retained earnings..............................................................       25,493,437         19,309,878
  Accumulated other comprehensive gains (losses) -
    Unrealized gains (losses) on investment securities (notes 1, 3, and 9).......           (1,722)        (1,330,627)
                                                                                   -----------------  -----------------
          Total stockholders' equity.............................................       51,317,591         44,427,027
Commitments and contingencies (notes 8, 11, and 12)..............................               --                 --
                                                                                   -----------------  -----------------
          Total liabilities and stockholders' equity.............................     $652,728,721       $566,883,564
                                                                                   =================  =================

         See accompanying notes to consolidated financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            Years ended December 31,
                                                                          ----------------------------------------------------------
                                                                                2000                 1999                1998
                                                                          -----------------    -----------------   -----------------
Interest income:
 Interest and fees on loans and leases..................................        $43,784,197          $37,303,249         $31,736,094
 Interest on marketable securities:
     Taxable............................................................          7,855,666            5,447,551           4,174,411
     Nontaxable.........................................................            195,062              227,478             168,286
 Federal funds sold.....................................................            316,718              168,006             463,225
                                                                          -----------------    -----------------   -----------------
     Total interest income..............................................         52,151,643           43,146,284          36,542,016
Interest expense:
 Deposits...............................................................         16,744,458           12,408,726          11,677,836
 Short-term borrowings (note 7).........................................          3,083,875            1,830,981             953,412
 Long-term debt.........................................................            370,059              446,600             510,257
                                                                          -----------------    -----------------   -----------------
     Total interest expense.............................................         20,198,392           14,686,307          13,141,505
                                                                          -----------------    -----------------   -----------------
     Net interest income................................................         31,953,251           28,459,977          23,400,511
Provision for loan and lease losses (note 4)............................          2,475,008            3,074,992           2,322,000
                                                                          -----------------    -----------------   -----------------
     Net interest income after provision for loan and lease losses......         29,478,243           25,384,985          21,078,511
                                                                          -----------------    -----------------   -----------------
Other income:
 Service charges on deposit accounts....................................          2,425,566            2,106,035           1,736,309
 Other banking service fees.............................................            431,011              395,012             352,971
 Credit card transaction fees...........................................          2,446,858            1,771,106           1,275,674
 Operating lease income.................................................            134,415              503,233             820,915
 Loss on sale of investment securities..................................           (333,142)                  --                  --
 Gain on sale of leasing division.......................................            879,078                   --                  --
 Check imprint income...................................................            438,676              576,674             466,021
 Gain on sale of mortgage loans.........................................            658,332               87,583                  --
 Other..................................................................            701,176              435,206             401,150
                                                                          -----------------    -----------------   -----------------
     Total other income.................................................          7,781,970            5,874,849           5,053,040
                                                                          -----------------    -----------------   -----------------
Other expenses:
 Salaries and employee benefits (notes 10 and 11).......................         11,783,716           10,795,796           8,919,743
 Occupancy..............................................................          3,107,404            2,649,310           2,252,850
 Data processing........................................................          1,219,681            1,037,497             761,459
 Credit card interchange................................................          1,252,509              984,710             724,584
 Equipment..............................................................          1,911,345            1,645,794           1,502,127
 Leased equipment depreciation..........................................             70,241              426,730             572,522
 Legal, accounting, and consulting......................................            766,734              654,822             559,574
 Marketing..............................................................          1,330,095            1,073,045             856,035
 Supplies...............................................................            460,211              505,632             385,903
 Other real estate owned................................................            168,966              246,303             124,688
 FDIC insurance premiums................................................             95,722               48,301              41,515
 Amortization of intangibles............................................            104,206              104,206             104,206
 Check imprint expense..................................................            372,641              441,406             400,484
 Other..................................................................          3,536,340            2,594,745           2,468,121
                                                                          -----------------    -----------------   -----------------
     Total other expenses...............................................         26,179,811           23,208,297          19,673,811
                                                                          -----------------    -----------------   -----------------
Income before income taxes..............................................         11,080,402            8,051,537           6,457,740
Income tax expense (note 9).............................................          3,848,738            2,845,429           2,245,356
                                                                          -----------------    -----------------   -----------------
Net income..............................................................        $ 7,231,664          $ 5,206,108         $ 4,212,384
                                                                          =================    =================   =================
Earnings per share (note 1):
 Basic earnings per share...............................................        $      1.48          $      1.04         $      0.91
                                                                          =================    =================   =================
 Diluted earnings per share.............................................        $      1.45          $      1.01         $      0.85
                                                                          =================    =================   =================

         See accompanying notes to consolidated financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                                Years ended December 31,
                                                                     ---------------------------------------------
                                                                         2000            1999            1998
                                                                     ------------    -------------    ------------
Net income.......................................................      $7,231,664      $ 5,206,108      $4,212,384
Other comprehensive gain (loss), net of tax-unrealized holding
 losses on securities available for sale arising during period...       1,109,032       (1,358,037)        (13,603)

Reclassification adjustment for losses included in net income....         219,873               --              --
                                                                     ------------    -------------    ------------
Total comprehensive income.......................................      $8,560,569      $ 3,848,071      $4,198,781
                                                                     ============    =============    ============

          See accompanying notes to consolidated financial statements

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                 Years ended December 31, 2000, 1999, and 1998
                                        ----------------------------------------------------------------------------------------
                                                                                                Accumulated
                                           Common       Common                                     other             Total
                                           Stock        Stock        Treasury      Retained    comprehensive     Stockholders'
                                           Shares       Amount        Stock        Earnings    gains (losses)        Equity
                                        -----------  ------------  ------------  ------------  ---------------  ----------------
Balance at December 31, 1997..........   3,875,802   $16,075,878   $        --   $11,597,484      $    41,013       $27,714,375
                                        -----------  ------------  ------------  ------------  ---------------  ----------------
  Net income..........................          --            --            --     4,212,384               --         4,212,384
  Dividends ($0.17) per share.........          --            --            --      (790,306)              --          (790,306)
  Common shares issued from
       exercise of options (note 10)..       8,325        58,690            --            --               --            58,690

  Common shares issued pursuant to
       conversion of subordinated
       debentures (note 7)............   1,235,804    12,856,028            --            --               --         12,856,02
  Common shares issued in
       employee benefit plan..........       5,480        76,563            --            --               --            76,563
  Common shares issued pursuant to
     dividend reinvestment plan.......       2,703        39,987            --            --               --            39,987
  Net change in market value..........          --            --            --            --          (13,603)          (13,603)
                                        -----------  ------------  ------------  ------------  ---------------  ----------------
Balance at December 31, 1998..........   5,128,114   $29,107,146   $        --   $15,019,562      $    27,410       $44,154,118
                                        -----------  ------------  ------------  ------------  ---------------  ----------------
  Net income..........................          --            --            --     5,206,108               --         5,206,108
  Dividends ($0.23) per share.........          --            --            --    (1,160,271)              --        (1,160,271)
  Common shares issued from
     exercise of options (note 10)....      11,438        90,600            --            --               --            90,600
  Purchase of Treasury Stock (note 1).    (228,750)           --    (3,012,031)           --               --        (3,012,031)
  Fractional shares resulting from
     stock split (note 1).............         (29)       (2,145)           --            --               --            (2,145)
  Common shares issued in
     employee benefit plan............      16,005       228,042            --            --               --           228,042
  Common shares issued pursuant to
  dividend reinvestment plan..........       3,318        36,164            --            --               --            36,164
  Amortization of stock option plan
     grants...........................          --            --            --       244,479               --           244,479
  Net change in market value..........          --            --            --            --       (1,358,037)       (1,358,037)
                                        -----------  ------------  ------------  ------------  ---------------  ----------------
Balance at December 31, 1999..........   4,930,096   $29,459,807   $(3,012,031)  $19,309,878       (1,330,627)      $44,427,027
                                        -----------  ------------  ------------  ------------  ---------------  ----------------
  Net income..........................          --            --            --     7,231,664               --         7,231,664
  Dividends ($0.27) per share.........          --            --            --    (1,295,000)              --        (1,295,000)
  Common shares issued from
     exercise of options (note 10)....      28,112       135,012            --            --               --           135,012
  Purchase of Treasury Stock (note 1).     (89,050)           --    (1,064,631)           --               --        (1,064,631)
  Common shares issued in
     employee benefit plan............      20,839       268,194            --            --               --           268,194
  Common shares issued pursuant to
     dividend reinvestment plan.......       3,083        39,525            --            --               --            39,525
  Amortization of stock option plan
     grants...........................          --            --            --       246,895               --           246,895
  Net change in market value..........          --            --            --            --        1,328,905         1,328,905
                                        -----------  ------------  ------------  ------------  ---------------  ----------------
Balance at December 31, 2000..........   4,893,080   $29,902,538   $(4,076,662)  $25,493,437      $    (1,722)      $51,317,591
                                        ===========  ============  ============  ============  ===============  ================

         See accompanying notes to consolidated financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Years ended December 31,
                                                                                ---------------------------------------------------
                                                                                      2000              1999              1998
                                                                                ----------------  ----------------  ---------------
Operating activities:
  Net income....................................................................  $   7,231,664     $   5,206,108     $   4,212,384
                                                                                ----------------  ----------------  ---------------
  Adjustments to reconcile net income to cash provided by operating activities:
    Provision for loan and lease losses.........................................      2,475,008         3,074,992         2,322,000
    Provision for decline in value of other real estate owned...................         82,399            29,349            22,550
    Depreciation and amortization...............................................        872,161         1,743,079         2,338,102
    Gain on sale of leasing division............................................       (879,078)               --                --
    Loss on sale of investment securities available for sale....................        333,142                --                --
    Net gain on sales of other real estate owned................................       (299,000)          (20,172)               --
    Increase in accrued interest receivable.....................................     (1,438,618)         (548,618)         (235,581)
    Deferred tax asset..........................................................       (991,299)         (263,628)         (265,281)
    Increase in other assets, net...............................................       (140,711)         (876,547)         (404,985)
    Increase (decrease) in other liabilities, net...............................     (4,463,665)        1,596,325            (7,119)
                                                                                ----------------  ----------------  ---------------
     Total adjustments..........................................................     (4,449,661)        4,734,780         3,769,686
                                                                                ----------------  ----------------  ---------------
     Net cash provided by operating activities..................................      2,782,003         9,940,888         7,982,070
                                                                                ----------------  ----------------  ---------------
  Cash flows from investing activities:
    Net increase in loans and leases............................................    (96,414,808)      (97,352,023)      (48,382,496)
    Proceeds from the sale of leases............................................     64,427,001                --                --
    Purchases of investment securities carried at amortized cost................   (169,878,895)     (310,886,000)      (53,564,809)
    Maturities of investment securities carried at amortized cost...............    153,908,731       349,376,000        38,738,500
    Purchases of investment securities carried at market........................    (37,433,405)      (33,163,584)     (296,200,753)
    Maturities of investment securities carried at market.......................      4,609,000        20,029,102       250,568,000
    Sale of investment securities available for sale............................     11,936,858                --                --
    Early payoff of operating leases............................................             --           724,632                --
    Purchases of premises and equipment.........................................     (1,709,324)       (3,285,954)       (3,021,014)
    Sales of premises and equipment.............................................        125,038           543,177                --
    Proceeds from sale of and payments on other real estate owned...............      2,040,708           921,131           612,245
                                                                                ----------------  ----------------  ---------------
     Net cash used in investing activities......................................    (68,389,096)      (73,093,519)     (111,250,327)
                                                                                ----------------  ----------------  ---------------
  Cash flows from financing activities:
    Net increase in interest-bearing deposits...................................     55,548,469        52,456,903        48,957,128
    Net increase in non-interest-bearing deposits...............................      9,324,193         2,057,475        14,473,370
    Net increase in securities sold under agreements to repurchase..............     28,841,279         2,234,737        26,587,809
    Common stock issued.........................................................        442,731           352,661           175,240
    Proceeds from Federal Home Loan Bank borrowings.............................             --        20,000,000                --
    Payments on Federal Home Loan Bank borrowings...............................    (10,000,000)      (10,000,000)               --
    Dividends paid..............................................................     (1,295,000)       (1,160,271)         (790,306)
    Payments on long-term debt..................................................        (48,788)          (44,667)          (40,895)
    Federal funds purchased, net................................................             --         4,900,000                --
    Purchase of treasury stock..................................................     (1,064,631)       (3,012,031)               --
                                                                                ----------------  ----------------  ---------------
     Net cash provided by financing activities..................................     81,748,253        67,784,807        89,362,346
                                                                                ----------------  ----------------  ---------------
    Increase (decrease) in cash and cash equivalents............................     16,141,160         4,632,176       (13,905,911)
  Cash and cash equivalents at beginning of year................................     22,725,861        18,093,685        31,999,596
                                                                                ----------------  ----------------  ---------------
  Cash and cash equivalents at end of year......................................  $  38,867,021     $  22,725,861     $  18,093,685
                                                                                ================  ================  ===============

Supplemental disclosure of additional noncash investing and financing activities:
    Additions to other real estate owned in settlement of loans.................  $   1,923,394     $   2,170,402     $      96,313
    Additions to loans in settlement of other real estate owned.................             --                --     $      74,387
    Issuance of common stock pursuant to conversion of subordinated debentures,
    net (note 7)................................................................             --                --     $  12,856,028
                                                                                ================  ================  ===============
Supplemental disclosure of cash flow information:
    Cash paid for interest......................................................  $  19,815,386     $  14,485,355     $  13,351,761
                                                                                ================  ================  ===============
    Cash paid for income taxes..................................................  $   4,340,000     $   2,470,000     $   2,190,000
                                                                                ================  ================  ===============

         See accompanying notes to consolidated financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

     (a)  Organization, Basis of Presentation, and Principles of Consolidation

     First State Bancorporation is a New Mexico-based holding company that is focused on New Mexico markets through its wholly owned subsidiary First State Bank of Taos. First State Bank of Taos is a state chartered bank with locations in Taos, Albuquerque, Santa Fe, Rio Rancho, Los Lunas, Bernalillo, Placitas, Questa, Belen, and Moriarty, New Mexico. First State Bancorporation and First State Bank of Taos are collectively referred to as "the Company."

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

     Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in satisfaction of loans. In connection with the determination of the allowances for loan losses and real estate owned, management obtains independent appraisals for significant properties.

     Management believes that the estimates and assumptions it uses to prepare the financial statements, particularly as they relate to the allowances for losses on loans, and real estate owned, are adequate. However, future additions to these allowances may be necessary based on changes in economic conditions. Further, regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans, and real estate owned and may require the Company to recognize additions to these allowances based on their judgments about information available to them at the time of their examinations.

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

     (b)  Investment Securities

     The Company classifies investment securities in one of three categories and accounts for them as follows: (i) debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost; (ii) debt and equity securities that are bought and held primarily for the purpose of selling them in the near term are classified as trading securities and carried at fair value, with unrealized gains and losses included in earnings; and (iii) debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities. These are securities which the Company will hold for an indefinite period of time and may be used as a part of the Company's asset/liability management strategy and may be sold in response to changes in interest rates, prepayments, or similar factors. Available for sale securities are carried at estimated market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of related deferred income taxes. Upon purchase of investment securities, management designates securities as either held to maturity or available for sale. The Company does not maintain a trading portfolio.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

     (c)  Loans, and Allowance for Loan Losses

     Interest on loans is recognized as income based upon the daily principal amount outstanding. Interest accrued on loans is discontinued in most instances when a loan becomes 90 days past due and/or management believes the borrower's financial condition is such that collection of future principal and interest payments is doubtful. Loans are removed from non-accrual status when they become current as to both principal and interest, and concern no longer exists as to the collectibility of principal or interest. Interest on non-accrual loans is recognized as income when the loan is returned to accrual status. When a loan is placed on non-accrual, any uncollected interest accrued in the current year is charged against income, with prior years' accruals charged to the allowance for loan losses unless in management's opinion the loan is well secured and in the process of collection.

       The allowance for loan losses is that amount which, in management's judgment, is considered adequate to provide for potential losses in the loan portfolios. In analyzing the adequacy of the allowance for loan losses, management uses a comprehensive loan grading system to determine risk potential in the portfolio, and considers the results of external loan review. Historical loss experience factors and specific reserves for impaired loans combined with other considerations, such as delinquency, nonaccrual, criticized and classified loan trends, economic conditions, concentrations of credit risk, and experience and abilities of lending personnel, are also considered in analyzing the adequacy of the allowance.

     Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including contractual interest payments. When a loan has been identified as impaired, the amount of impairment is measured using cash flow of expected repayments discounted using the loan's contractual interest rate or at the fair value of the underlying collateral less estimated selling costs when it is determined that the source of repayment is the liquidation of the underlying collateral.

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

     Other real estate owned is carried at the lower of the investment in the related loan or fair value of the assets received. Fair value of such assets is determined based on independent appraisals minus estimated costs of disposition. Declines in value subsequent to acquisition are accounted for within the allowance for other real estate owned. Provisions for losses subsequent to acquisition, operating expenses, and gain or losses from sales of other real estate owned, are charged or credited to other operating income or costs.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

     (g) Income Taxes

  The Company files a consolidated tax return with its wholly owned subsidiary. The Company uses the asset and liability method to account for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 (h) Statement of Cash Flows

  For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.

  (i) Earnings per Common Share

  Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). Diluted earnings per share is calculated by increasing the basic earnings per share denominator by the number of additional common shares that would have been outstanding if dilutive potential common shares for options, and convertible debentures had been issued and increasing the basic earnings per share numerator by the after tax amount of interest and amortization associated with the convertible debentures. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share.

                                                                   Years  ended December 31,
                            --------------------------------------------------------------------------------------
                                                  2000                                      1999
                            -------------------------------------------- -----------------------------------------
                                 Income          Shares       Per Share      Income        Shares       Per Share
                              (Numerator)    (Denominator)     Amount     (Numerator)   (Denominator)     Amount
                            --------------- --------------- ------------ ------------- --------------- -----------
Basic EPS:
  Net income available
  to common stockholders...     $7,231,664        4,884,164       $1.48     $5,206,108       5,008,157       $1.04
                                                            ===========                                ===========
Effect of dilutive
 securities:
   Options.................             --          112,828                         --         134,386
   Convertible debentures               --               --                         --              --
                            --------------- ---------------              ------------- ---------------
Diluted EPS:
 Net income available to
  common stockholders
  plus interest on
  convertible debentures...     $7,231,664        4,996,992       $1.45     $5,206,108       5,142,543       $1.01
                            =============== =============== ============ ============= =============== ===========


                            -----------------------------------------
                                            1998
                            -----------------------------------------
                               Income         Shares       Per Share
                             (Numerator)   (Denominator)    Amount
                            ------------- --------------- -----------
Basic EPS:
  Net income available
  to common stockholders...   $4,212,384       4,644,110        $0.91
                                                          ===========
Effect of dilutive
 securities:
   Options.................           --         142,994
   Convertible debentures        276,436         477,534
                            ------------ ---------------
Diluted EPS:
 Net income available to
  common stockholders
  plus interest on
  convertible debentures...   $4,488,820       5,264,638        $0.85
                            ============ ===============  ===========

 (j) Stock Options

  The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees and related interpretations in accounting for its fixed plan stock options." As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No.123, the Company has elected to continue to apply the intrinsic value-based method and has adopted the disclosure requirements of SFAS No. 123.

(k) Reclassifications

    Certain previous period balances have been reclassified to conform to the 2000 presentation.

(l) Reporting Comprehensive Income

    SFAS No. 130 "Reporting Comprehensive Income" requires disclosure in the financial statements of comprehensive income that encompasses earnings and those items currently required to be reported directly in the equity section of the balance sheet, such as unrealized gains and losses on available-for-sale securities.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

  (m) Accounting Standards Issued but not yet Adopted

  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and and SFAS No. 138 are effective for the Company beginning January 1, 2001. The impact of SFAS No. 133 and SFAS No. 138 are not expected to have a material effect on the Bank's financial position, results of operations, or liquidity.

  In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 140 prescribes the accounting treatment for the transfer and servicing of financial assets and extinguishment of liabilities where the transferor has a continuing involvement with the assets transferred or liabilities extinguished. SFAS No. 140 is generally effective for transfers and extinguishments after March 31, 2001 and must be applied prospectively. The impact of SFAS No. 140 is not expected to have a material effect on the Bank's financial position, results of operations, or liquidity.

2. Cash and Due from Banks

  First State Bank is required to maintain certain daily reserve balances on hand in accordance with Federal Reserve Board requirements. The consolidated reserve balances maintained in accordance with these requirements were approximately $968,000 and $1,107,000 at December 31, 2000 and 1999,
respectively.

3. Investment Securities

  Following is a summary of amortized costs and approximate market values of investment securities:

                                                                                   Gross         Gross        Estimated
                                                                  Amortized      unrealized    unrealized       market
                                                                     cost          gains         losses         value
                                                                --------------  ------------  ------------   -------------
As of December 31, 2000
Obligations of U.S. government agencies:
    Available for sale.......................................... $ 91,829,762      $367,864    $  373,860    $ 91,823,766
    Held to maturity............................................   24,873,744        70,724        15,419      24,929,049
 Mortgage-backed securities:
    Available for sale..........................................      813,819         3,388            --         817,207
    Held to maturity............................................   10,646,381       286,833            --      10,933,214
 Obligations of states and political subdivisions--
    Held to maturity............................................    4,054,103        15,956        47,656       4,022,403
Federal Home Loan Bank stock....................................    1,660,800            --            --       1,660,800
Federal Reserve Bank stock......................................      532,950            --            --         532,950
                                                                --------------  ------------  ------------   -------------
                                                                 $134,411,559      $744,765    $  436,935    $134,719,389
                                                                ==============  ============  ============   =============
As of December 31, 1999
 Obligations of the U.S. Treasury:
    Held to maturity............................................ $    547,303      $     --    $    6,758    $    540,545
 Obligations of U.S. government agencies:
    Available for sale..........................................   72,134,741            --     2,016,102      70,118,639
    Held to maturity............................................   17,450,118            --         2,304      17,447,814
 Obligations of states and political subdivisions--
    Held to maturity............................................    4,592,660        12,122       102,451       4,502,331
Federal Home Loan Bank stock....................................    1,559,700            --            --       1,559,700
Federal Reserve Bank stock......................................      532,950            --            --         532,950
                                                                --------------  ------------  ------------   -------------
                                                                 $ 96,817,472      $ 12,122    $2,127,615    $ 94,701,979
                                                                ==============  ============  ============   =============

              FIRST STATE BANCORPORATION AND SUBSIDIARY NOTES TO
                CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  The amortized cost and estimated market value of investment securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                                                                          Estimated
                                                                                        Amortized          Market
                                                                                          Cost              Value
                                                                                       ------------      ------------
Within one year:
   Available for sale.............................................................     $ 13,969,958      $ 13,962,170
   Held to maturity...............................................................       21,411,182        21,412,264
One through five years:
   Available for sale.............................................................       77,859,804        77,861,596
   Held to maturity...............................................................        5,246,274         5,299,741
Five through ten years:
   Available for sale.............................................................               --                --
   Held to maturity...............................................................        7,753,134         7,883,776
After ten years :
   Available for sale.............................................................          813,819           817,206
   Held to maturity...............................................................        5,163,638         5,288,886
Federal Reserve Bank stock........................................................          532,950           532,950
Federal Home Loan Bank stock......................................................        1,660,800         1,660,800
                                                                                       ------------      ------------
     Total........................................................................     $134,411,559      $134,719,389
                                                                                       ============      ============

  Marketable securities available for sale with an amortized cost of approximately $87,386,000 and marketable securities held to maturity with an amortized cost of approximately $26,987,000 were pledged to collateralize deposits as required by law and for other purposes at December 31, 2000.

  Proceeds from sales of investments in debt securities for the years ended December 31, were $11,936,858 in 2000, zero in 1999 and 1998. Gross losses realized were $333,142 in 2000, and zero in 1999 and 1998. Gross gains realized were zero in 2000, 1999, and 1998. The Company calculates gain or loss on sale of securities based on the specific identification method.

4. Loans and Leases

  Following is a summary of loans and leases by major categories:

                                                                                          As of December 31,

                                                                                          2000         1999
                                                                                      ------------ -------------
Commercial.......................................................................     $ 82,901,223 $ 65,701,458
Consumer and other...............................................................       24,451,008   20,203,388
Lease financing..................................................................               --   61,049,455
Real estate--mortgage............................................................      284,449,867  215,838,938
Real estate--construction........................................................       68,281,481   65,844,464
                                                                                      ------------ ------------
            Total................................................................     $460,083,579 $428,637,703
                                                                                      ============ ============

    On March 1, 2000, the Company closed the sale of the assets of its subsidiary bank's commercial leasing division. The sale resulted in $63.7 million of leases being sold. The gain on the sale amounted to approximately $879,000, net of transaction costs. The proceeds from the sale were used to purchase investment securities, fund loan demand, and reduce short-term borrowings. Interest income from leases from January 1, 2000 through March 1, 2000 was $838,325.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

 Following is a summary of changes to the allowance for loan losses:

                                                                           Years ended December 31,
                                                                 ---------------------------------------------
                                                                      2000            1999            1998
                                                                 -------------    ------------    ------------
Balance at beginning of year.....................................  $ 5,386,622     $ 3,874,688     $ 3,279,457
Provision charged to operations..................................    2,475,008       3,074,992       2,322,000
Loans and leases charged-off.....................................   (2,056,095)     (1,991,901)     (1,921,440)
Recoveries.......................................................      502,053         428,843         194,671
                                                                 -------------    ------------    ------------
Balance at end of year...........................................  $ 6,307,588     $ 5,386,622     $ 3,874,688
                                                                 =============    ============    ============

  The recorded investment in loans which are considered impaired was $1,937,452 at December 31, 2000, $2,725,217 at December 31, 1999, and $6,262,498 at
December 31, 1998. The average investment in loans for which impairment has been recognized was $3,143,590 in 2000 and $4,493,000 in 1999. The allowance for loan losses related to these loans was $217,837 at December 31, 2000, $365,000 at December 31, 1999, and $96,000 at December 31, 1998. The allowance for impaired loans is included in the allowance for loan and lease losses. Interest income recognized on impaired loans was zero in 2000, zero in 1999, and zero in 1998.

  Loans on which the accrual of interest has been discontinued amounted to $1,937,452, $2,725,217, and $6,262,498 at December 31, 2000, 1999, and 1998,
respectively. If interest on such loans had been accrued, such income would have been approximately $199,000 in 2000, $199,000 in 1999, and $409,000 in 1998.
Actual interest income on those loans, which is recorded only when received, amounted to zero in 2000, 1999 and 1998.


  Activity during 2000 and 1999 regarding outstanding loans to certain related-party loan customers of the subsidiary bank's (executive officers, directors, and principal shareholders of First State Bank including their families and companies in which they are principal owners) was as follows:

                                                                                        2000            1999
                                                                                    ------------    ------------
Balance at beginning of year........................................................  $1,615,458      $1,157,068
Advances............................................................................   2,738,559         608,984
Repayments..........................................................................    (809,861)       (150,594)
                                                                                    ------------    ------------
Balance at end of year..............................................................  $3,544,156      $1,615,458
                                                                                    ============    ============

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

5. Premises and Equipment

     Following is a summary of premises and equipment, at cost:

                                                                       Estimated
                                                                         Useful                As of December 31,
                                                                                          ---------------------------
                                                                      Life (years)            2000           1999
                                                                                          ------------   ------------
Land.................................................................       --             $ 1,959,655    $ 1,959,655
Building and leasehold improvements..................................    15-30              11,162,873     10,224,025
Equipment............................................................        5               9,151,497      8,624,908
Equipment subject to operating lease financing:                            3-5
  Transportation.....................................................                               --        442,624
  Construction.......................................................                               --      1,466,230
  Other..............................................................                               --      1,042,236
                                                                                          ------------   ------------
                                                                                            22,274,025     23,759,678
Less accumulated depreciation and amortization.......................                       (9,522,917)    (8,698,956)
                                                                                           -----------    -----------
                                                                                           $12,751,108    $15,060,722
                                                                                           ===========    ===========

     Depreciation and amortization expense on premises and equipment in 2000, 1999, and 1998, was $1,837,473, $1,960,064, and $2,040,832, respectively.

6. Deposits

     Following is a summary of interest-bearing deposits:

                                                                                       As of December 31,
                                                                                 ------------------------------
                                                                                      2000             1999
                                                                                 -------------    -------------
Interest-bearing checking accounts............................................    $123,315,696     $107,058,814
Money market savings..........................................................      46,938,984       45,004,086
Regular savings...............................................................      35,653,993       33,176,544
Time:
   Denominations $100,000 and over............................................     115,084,848       94,722,336
   Denominations under $100,000...............................................     108,786,556       94,269,828
                                                                                  ------------     ------------
                                                                                  $429,780,077     $374,231,608
                                                                                  ============     ============

     At December 31, 2000, the scheduled maturities of all time deposits are as follows:

                                                                                           Years ending
                                                                                           December 31,
                                                                                          --------------
        2001...........................................................................     $178,805,320
        2002...........................................................................       22,867,496
        2003...........................................................................        9,279,459
        2004...........................................................................        3,068,837
        2005...........................................................................        9,180,650
        Thereafter.....................................................................          669,642
                                                                                            ------------
                                                                                            $223,871,404
                                                                                            ============

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

7. Borrowings

Securities Sold Under Agreements to Repurchase

     Securities sold under agreements to repurchase are comprised of customer deposit agreements with overnight maturities. The obligations are not federally insured but are collateralized by a security interest in U.S. Treasury or U.S. government agency securities. These securities are segregated and safekept by third-party banks. These securities had a market value of $ 67,769,015 and $38,927,736, at December 31, 2000 and 1999, respectively. Interest expense included in the statement of operations was $2,622,854, $1,629,412, and $947,181 for the years ended December 31, 2000, 1999, and 1998.

     Securities sold under agreements to repurchase are summarized as follows:

                                                                             Years ended December 31,
                                                                          ------------------------------
                                                                               2000            1999
                                                                          -------------    -------------
Balance..................................................................   $67,769,015      $38,927,736
Weighted average interest rate...........................................          5.36%            3.73%
Maximum amount outstanding at any month end..............................   $67,769,015      $48,948,930
Average balance outstanding during the period............................   $55,151,000      $45,325,000
Weighted average interest rate during the period.........................          4.76%            3.59%

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

Federal Home Loan Bank Advances

     First State Bank has a note payable to the Federal Home Loan Bank of Dallas included in long-term debt, dated January 30, 1995, with an outstanding balance of $129,385 and $154,376 at December 31, 2000 and 1999, respectively. The note is payable in monthly installments of principal and interest at 8.26% through February 1, 2005.

Note Payable

     On April 30, 1997, the Company purchased its main banking facility in Taos, New Mexico, subject to a real estate contract with an original balance of $1,050,000 which bears interest at 9.50% adjustable every five years through 2017, payable $9,787 monthly. The balance at December 31, 2000, was $972,729 with principal payments due of $26,158 in 2001, $28,755 in 2002, $31,609 in 2003, $34,746 in 2004, $38,200 in 2005, and $813,261 thereafter.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

8. Leases

     First State Bank leases certain of its premises and equipment under noncancellable operating leases from certain related and unrelated parties. Rent expense for the years ended December 31, 2000, 1999, and 1998, totaled approximately $1,602,000, $1,234,000, and $968,000, respectively. Minimum future payments under these leases at December 31, 2000, are as follows:

                                                                             Years ending
                                                                             December 31,
                                                                            --------------
       2001................................................................    $ 1,933,991
       2002................................................................      1,922,377
       2003................................................................      1,863,141
       2004................................................................      1,822,252
       2005................................................................      1,803,793
       Thereafter..........................................................     12,217,361
                                                                               -----------
                                                                               $21,562,915
                                                                               ===========

     One of FSBT's branch locations was constructed on land owned by a Director of the Company. The Company is leasing the site for an initial term of 15 years. Lease payments were $67,530 in 2000, $65,600 in 1999, and $63,700 in 1998, respectively. In the opinion of management, the lease is on terms similar to other third-party commercial transactions in the ordinary course of business.

     The Company leases space for its operations from a limited liability company controlled by certain Directors of the Company, and certain officers of First State Bank. Lease payments were $454,000 in 2000, and $145,060 in 1999. In the opinion of management, this transaction and the related lease are on terms similar to other third-party transactions in the ordinary course of business.

9. Income Taxes

     Income tax expense (benefit) consisted of the following:

                                                                                   Years ended December 31,
                                                                         ------------------------------------------
                                                                             2000           1999            1998
                                                                         -----------    -----------     -----------
        Federal.........................................................  $4,325,367     $2,886,057      $2,259,595
        State...........................................................     514,670        223,000         251,042
        Deferred........................................................    (991,299)      (263,628)       (265,281)
                                                                          ----------     ----------      ----------
        Total expense...................................................  $3,848,738     $2,845,429      $2,245,356
                                                                          ==========     ==========      ==========

     Actual income tax expense from continuing operations differs from the "expected" tax expense for 2000, 1999, and 1998 (computed by applying the U.S. federal corporate tax rate of 34 percent to income from continuing operations before income taxes) as follows:

                                                                                   Years ended December 31,
                                                                         ------------------------------------------
                                                                             2000           1999            1998
                                                                         -----------    -----------     -----------
Computed "expected" tax expense.........................................  $3,767,337     $2,737,000      $2,196,000
Increase (reduction) in income taxes resulting from:
   Tax-exempt interest..................................................    (255,460)      (234,000)       (185,000)
   State tax............................................................     185,000        147,000         129,000
   Amortization of intangibles..........................................      35,000         35,000          46,000
   Other................................................................     116,861        160,429          59,356
                                                                          ----------     ----------      ----------
     Total income tax expense...........................................  $3,848,738     $2,845,429      $2,245,356
                                                                          ==========     ==========      ==========

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

Components of deferred income tax assets and liabilities are as follows:

                                                                                             As of December 31,
                                                                                        ---------------------------
                                                                                            2000            1999
                                                                                        -----------     -----------
Deferred tax assets:
   Allowance for loan losses..........................................................   $1,758,820      $1,402,498
   Allowance for other real estate owned..............................................       27,788         113,672
   Depreciation.......................................................................      460,653         300,953
   Deferred compensation expense......................................................      237,263         209,038
   Tax effect of unrealized losses on investment securities...........................          887         685,475
   Other..............................................................................        5,814          24,371
                                                                                         ----------      ----------
     Total gross deferred tax assets..................................................    2,491,225       2,736,007
Deferred tax liabilities:
   Leases.............................................................................           --         551,493
                                                                                         ----------      ----------
     Total gross deferred tax liabilities.............................................           --         551,493
                                                                                         ----------      ----------
     Net deferred tax asset...........................................................   $2,491,225      $2,184,514
                                                                                         ==========      ==========

     In order to fully realize the deferred tax asset on the Company's balance sheet at December 31, 2000, of $2,491,225, the Company will need to generate future taxable income of approximately $7,327,000. Based on the Company's historical and current pre-tax income, management believes it is more likely than not that the Company will realize the benefit of the temporary differences prior to the expiration of the carry-forward period and further believes that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate taxable income or any specific level of continuing taxable income.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

10. Stockholders' Equity

     The Board of Directors has authorized management to purchase up to 525,000 shares of its common stock in the open market. During 2000 the Company purchased 89,050 shares. The funds for these purchases came from excess funds held by the parent company. Currently, management has not determined the timing of additional purchases, if any. Additional purchases would come from cash dividends from the subsidiary bank to the parent company.

     Under terms of a stock option agreement, an officer of First State Bank had an outstanding option to purchase 9,918 common shares of the Company at a price of $3.34 per share. This option was exercised in 2000.

     Effective October 5, 1993, the Company adopted the First State Bancorporation 1993 Stock Option Plan, which provides for the granting of options to purchase up to 600,000 shares of the Company's common stock. Exercise dates and prices for the options are set by a committee of the Board of Directors. The plan also provides that options other than those qualifying as incentive stock options may be granted. Vesting of these options is 20% at the date of grant and 20% per year thereafter until fully vested. Options under this plan is as follows:

                                                         2000                          1999
                                             ----------------------------   ----------------------------
                                                            Weighted                       Weighted
                                                             average                        average
                                               Shares     exercise price      Shares     exercise price
                                             ----------  ----------------   ----------  ----------------
Outstanding at beginning of year                529,260           $ 9.04       444,848           $ 7.71
 Granted.....................................        --               --       102,750            14.83
 Exercised...................................   (18,194)            5.60       (11,438)            7.92
 Forfeited...................................    (4,500)           16.08        (6,900)           11.37
                                             ----------  ---------------    ----------  ---------------
Outstanding at year end......................   506,566           $ 9.10       529,260           $ 9.04
                                             ==========  ===============    ==========  ===============
Options exercisable at year end..............   418,096           $ 8.13       388,020           $ 7.44
                                             ==========  ===============    ==========  ===============

     Compensation expense of $83,013, $193,186, and $308,208 was recognized pursuant to the grant of options in 2000, 1999, and 1998. Had compensation costs been determined consistent with the fair value method of SFAS No. 123 at the grant dates for awards, net income and earnings per common share would have changed to the pro forma amounts indicated below.

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

                                                       Years Ended December 31,
                                       -----------------------------------------------------------
                                              2000                1999                 1998
                                       -----------------    -----------------    -----------------
Net income:
  As reported.......................          $7,231,664           $5,206,108           $4,212,384
  Pro forma.........................          $7,081,028           $5,058,040           $4,455,359
Basic earnings per share:
  As reported.......................          $     1.48           $     1.04           $     0.91
  Pro forma.........................          $     1.45           $     1.01           $     0.90
Diluted earnings per share:
  As reported.......................          $     1.45           $     1.01           $     0.85
  Pro forma.........................          $     1.42           $     0.98           $     0.85

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

     The Company has a shareholder protection rights agreement to protect the stockholders of the Company from abusive or unfair take-over practices. The terms of the agreement provide one right for each share of common stock held. The rights become exercisable only if a person or a group accumulates ten percent or more of the Company's common shares. The Company would be entitled to redeem the rights for $0.01 per right until the tenth day following a public announcement of an acquisition of 10% of its common shares. The rights expire on October 25, 2006.

     The Company offers a dividend reinvestment plan which allows any stockholder of record of 300 shares of common stock to reinvest dividends on those shares in common shares issued by the Company pursuant to the plan. Holders of 300 or more shares may also acquire shares from the Company through the plan in an amount not to exceed $30,000 quarterly.

     Bank regulations specify the level of dividends that can be paid by First State Bank. During the year ended December 31, 2000, First State Bank paid $1,201,500 in dividends to First State Bancorporation. As of December 31, 2000, First State Bank had approximately $11.8 million in retained earnings, which were available for the payment of dividends to First State Bancorporation subject to regulatory capital requirements. Future dividend payments will be dependent upon the level of earnings generated by First State Bank and/or regulatory restrictions, if any.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in regulations) to risk-weighted assets, and of Tier I capital, and of Tier I capital to total assets. Management believes, as of December 31, 2000, that the Company meets all capital adequacy requirements to which it is subject.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

  As of December 31, 2000, the most recent notification from the Federal Reserve Bank of Kansas City categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                            As of December 31, 2000
                                                     ---------------------------------------------------------------------
                                                                                 For capital            To be considered
                                                              Actual           adequacy purposes        well capitalized
                                                     ---------------------   ---------------------   ---------------------
                                                       Amount      Ratio       Amount      Ratio       Amount      Ratio
                                                     ----------  ---------   ----------  ---------   ----------  ---------
                                                                                  (Dollars in thousands)
Total capital to risk weighted assets:
  Consolidated.....................................    $56,943       11.4%      $40,086       8.0%      $50,108      10.0%
  Bank subsidiary..................................     56,157       11.2%       40,046       8.0%       50,058      10.0%
Tier I capital to risk weighted assets:
  Consolidated.....................................     50,854       10.2%       20,043       4.0%       30,065       6.0%
  Bank subsidiary..................................     50,068       10.0%       20,023       4.0%       30,035       6.0%
Tier I capital to total assets:
  Consolidated.....................................     50,854        7.7%       26,110       4.0%       32,638       5.0%
  Bank subsidiary..................................     50,068        7.6%       26,090       4.0%       32,613       5.0%

                                                                            As of December 31, 1999
                                                     ---------------------------------------------------------------------
                                                                                 For capital            To be considered
                                                              Actual           adequacy purposes        well capitalized
                                                     ---------------------   ---------------------   ---------------------
                                                       Amount      Ratio       Amount      Ratio       Amount      Ratio
                                                     ----------  ---------   ----------  ---------   ----------  ---------
                                                                                  (Dollars in thousands)
Total capital to risk weighted assets:
  Consolidated.....................................     $50,017      10.6%     $37,918       8.0%       $47,398      10.0%
  Bank subsidiary..................................      48,462      10.2%      38,084       8.0%        47,605      10.0%
Tier I capital to risk weighted assets:
  Consolidated.....................................      45,189       9.6%      18,959       4.0%        28,439       6.0%
  Bank subsidiary..................................      43,634       9.2%      19,042       4.0%        28,563       6.0%
Tier I capital to total assets:
  Consolidated.....................................      45,189       7.9%      23,214       4.0%        29,017       5.0%
  Bank subsidiary..................................      43,634       7.5%      23,297       4.0%        29,121       5.0%

11. Employee Benefit Plans

     First State Bank sponsors an employee tax-sheltered savings plan for substantially all full-time employees which provides a mandatory 50% matching by First State Bank of employee contributions up to a maximum of 6% of gross annual wages. Full vesting occurs after three years. Contributions to the plan totaled $179,707 in 2000, $161,134 in 1999, and $146,114 in 1998.

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

                                                                              As of December 31,
                                                                         -----------------------------
                                                                              2000            1999
                                                                         -------------   -------------
       Commitments to extend credit...................................     $92,446,000     $92,389,000
       Standby letters of credit......................................       6,197,000       6,135,000

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

                       Condensed Statements of Condition

                                                                                             As of December 31,
                                                                                       ----------------------------
                                                                                           2000            1999
                                                                                       ------------   -------------
                                                                                           (Dollars in thousands)
Assets:
   Cash and due from banks.............................................................     $   850         $ 1,785
   Investment in subsidiary............................................................      50,276          42,585
   Goodwill............................................................................         255             287
   Deferred tax asset..................................................................         237             210
   Other assets........................................................................           9              23
                                                                                           --------        --------
     Total assets......................................................................     $51,627         $44,890
                                                                                           ========        ========
Liabilities and equity capital:
   Liabilities--accounts payable and accrued expenses..................................     $   309         $   463
   Equity capital......................................................................      51,318          44,427
                                                                                           --------        --------
     Total liabilities and equity capital..............................................     $51,627         $44,890
                                                                                           ========        ========

                      Condensed Statements of Operations

                                                                                      Years ended December 31,
                                                                              ---------------------------------------
                                                                                2000           1999            1998
                                                                              --------       --------        --------
                                                                                       (Dollars in thousands)
Income:
   Cash dividends from subsidiaries.......................................      $1,202         $   --          $   --
   Other income...........................................................          40            183             415
                                                                              --------       --------        --------
     Total income.........................................................       1,242            183             415
                                                                              --------       --------        --------
Expenses:
   Interest expense.......................................................          --             --             397
   Amortization...........................................................          32             32              54
   Legal..................................................................          94             59              10
   Other..................................................................         414            426             558
                                                                              --------       --------        --------
     Total expense........................................................         540            517           1,019
                                                                              --------       --------        --------
Loss before income taxes and undistributed income of bank subsidiary......         702           (334)           (604)
Income tax benefit........................................................         168             85             188
Undistributed income of bank subsidiary...................................       6,362          5,455           4,628
                                                                              --------       --------        --------
Net income................................................................      $7,232         $5,206          $4,212
                                                                              ========       ========        ========

                      Condensed Statements of Cash Flows

                                                                                      Years ended December 31,
                                                                              ---------------------------------------
                                                                                2000           1999            1998
                                                                              --------       --------        --------
                                                                                       (Dollars in thousands)
Cash flows from operating activities:
   Net income.............................................................     $ 7,232        $ 5,206         $ 4,212
                                                                              --------       --------        --------
   Adjustments to reconcile net income to cash used by operations:
      Amortization of goodwill............................................          32             32              32
      Undistributed income of bank subsidiaries...........................      (6,362)        (5,455)         (4,628)
      (Increase) decrease in other assets.................................         (13)           (79)            329
      Increase (decrease) in other liabilities, net.......................        (154)           (20)             30
                                                                              --------       --------        --------
         Total adjustments................................................      (6,497)        (5,522)         (4,237)
                                                                              --------       --------        --------
         Net cash provided (used) by operating activities.................         735           (316)            (25)
                                                                              --------       --------        --------
Cash flows from financing activities:
   Common stock issued....................................................         443            353             175
   Payment to repurchase common stock.....................................      (1,065)        (3,012)             --
   Amortization of stock option plan grants...............................         247            244              --
   Capital contributions to subsidiary bank...............................          --         (2,400)             --
   Dividends paid.........................................................      (1,295)        (1,160)           (790)
                                                                              --------       --------        --------
         Net cash used by financing activities............................      (1,670)        (5,975)           (615)
                                                                              --------       --------        --------
Decrease in cash and due from banks.......................................        (935)        (6,291)           (640)
                                                                              --------       --------        --------
Cash and due from banks at beginning of year..............................       1,785          8,076           8,716
                                                                              --------       --------        --------
Cash and due from banks at end of year....................................     $   850        $ 1,785         $ 8,076
                                                                              ========       ========        ========

14. Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS No. 107), requires disclosure of current fair value of all financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale.

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

     The carrying values and estimated fair values of the Company's financial instruments at December 31, are as follows:

                                                                            2000                       1999
                                                                 ------------------------   ------------------------
                                                                   Carrying        Fair       Carrying        Fair
                                                                    Amount        Value        Amount        Value
                                                                 ------------   ---------   ------------   ---------
                                                                                     (Dollars in thousands)
Financial assets:
   Cash and due from banks.....................................      $ 38,867    $ 38,867       $ 22,726    $ 22,726
   Marketable securities available for sale....................        94,835      94,835         72,211      72,211
   Marketable securities held to maturity......................        39,574      39,885         22,590      22,491
   Loans, net..................................................       460,084     462,572        428,638     425,745
   Accrued interest receivable.................................         4,501       4,501          3,063       3,063
Financial liabilities:
   Deposits....................................................       528,408     528,702        463,536     463,290
   Securities sold under agreements to repurchase..............        67,769      67,769         38,928      38,928
   Long-term debt..............................................         1,102       1,102         11,151      11,151

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

     Deposits. The estimated fair value of deposits with no stated maturity, such as demand deposits, savings accounts and money market deposits, approximates the amounts payable on demand at December 31, 2000 and 1999. The fair value of fixed maturity certificates of deposit is estimated by discounting the future contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

     Securities sold under agreements to repurchase. The estimated fair value of securities sold under agreements to repurchase, which reset frequently to market interest rates, approximates fair value.

     Long-term debt. Long-term debt consists of a Federal Home Loan Bank advance and a note payable whose rates approximate market at December 31, 2000 and 1999.

     Off balance sheet items. The estimated fair values of the Company's off balance sheet items are not material to the fair value of financial instruments included in the statements of financial condition.