Form 10-Q
period 2001-03-31
FIRST STATE BANCORPORATION
filed 2001-05-11
CIK 897861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to __________________

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


                                 (505) 241-7500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No
                                       ----    ----

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,893,078 shares of common stock, no par value, outstanding as of May 4, 2001.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY


                                                                                                 PAGE
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                       2

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                  7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                 9

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                                   (unaudited)


                                                                                 March 31,          December 31,
                                    Assets                                        2001                  2000
                                                                               -------------       -------------
Cash and due from banks                                                        $  38,333,519       $  33,467,021
Federal funds sold                                                                 6,000,000           5,400,000
                                                                               -------------       -------------
     Total cash and cash equivalents                                           $  44,333,519       $  38,867,021

Investment securities:

     Held to maturity (at amortized cost, market value of $40,623,161  at
         March 31, 2001, and $39,884,667 at December 31, 2000)                    40,103,953          39,574,228
     Available for sale (at market, amortized cost of $91,948,780 at
         March 31, 2001, and $94,837,331 at December 31, 2000)                    92,800,624          94,834,722
                                                                               -------------       -------------
     Total investments                                                           132,904,577         134,408,950
                                                                               -------------       -------------
Loans and leases net of unearned interest                                        468,192,854         460,083,579
Less allowance for loan losses                                                     6,458,455           6,307,588
                                                                               -------------       -------------
     Net loans                                                                   461,734,399         453,775,991
Premises and equipment                                                            13,094,033          12,751,108
Accrued interest receivable                                                        3,889,027           4,501,193
Other real estate owned                                                            1,932,916           2,016,412
Goodwill, net                                                                        439,006             465,058
Other assets                                                                       6,113,825           5,942,988
                                                                               -------------       -------------
     Total assets                                                              $ 664,441,302       $ 652,728,721
                                                                               =============       =============

                    Liabilities and Stockholders' Equity
Liabilities:
  Deposits:
     Non-interest-bearing                                                      $ 104,515,533       $  98,628,158
     Interest-bearing                                                            445,093,294         429,780,077
                                                                               -------------       -------------
          Total deposits                                                         549,608,827         528,408,235
Securities sold under agreements to repurchase                                    55,489,471          67,769,015
Other liabilities                                                                  4,752,212           4,131,766
Long-term debt                                                                     1,089,228           1,102,114
                                                                               -------------       -------------
          Total liabilities                                                      610,939,738         601,411,130

Stockholders' equity:
     Common stock, no par value, 20,000,000 shares authorized, issued and outstanding 5,208,524 at March 31, 2001 and 5,202,630 at December
       31, 2000                                                                   29,972,741          29,902,538
     Treasury Stock, at cost (316,550 shares at March 31, 2001 and
       309,550 at December 31, 2000)                                              (4,180,927)         (4,076,662)
     Retained earnings                                                            27,147,533          25,493,437
     Accumulated other comprehensive gains (losses) -
       Unrealized gain (loss) on investment securities available for sale            562,217              (1,722)
                                                                               -------------       -------------
       Total stockholders' equity                                                 53,501,564          51,317,591
                                                                               -------------       -------------
       Total liabilities and stockholders' equity                              $ 664,441,302       $ 652,728,721
                                                                               =============       =============
Book value per share                                                           $       10.94       $       10.49
                                                                               =============       =============
Tangible book value per share                                                  $       10.85       $       10.39
                                                                               =============       =============

See accompanying notes to unaudited consolidated condensed financial statements.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
                 Consolidated Condensed Statements of Operations
               For the three months ended March 31, 2001 and 2000
                                   (unaudited)


                                                                                   Three months      Three months
                                                                                      Ended             Ended
                                                                                     March 31,       March 31,
                                                                                      2001              2000
                                                                                   ------------      ------------
Interest Income:
 Interest and fees on loans and leases                                             $ 11,659,939      $ 10,354,830
 Interest on investment securities:
    Taxable                                                                           2,082,507         1,450,372
    Nontaxable                                                                           45,955            51,739
    Federal funds sold                                                                   38,675            54,466
                                                                                   ------------      ------------
      Total interest income                                                          13,827,076        11,911,407
                                                                                   ------------      ------------
Interest expense:
  Deposits                                                                            4,794,904         3,619,736
  Short-term borrowings                                                                 750,474           541,214
  Long-term debt                                                                         25,595           186,066
                                                                                   ------------      ------------
    Total interest expense                                                            5,570,973         4,347,016
                                                                                   ------------      ------------
         Net interest income before provision for loan losses                         8,256,103         7,564,391
  Provision for loan losses                                                             504,500           625,002
                                                                                   ------------      ------------
         Net interest income after provision for loan losses                          7,751,603         6,939,389
                                                                                   ------------      ------------
Other Income:
  Service charges on deposit accounts                                                   715,806           570,729
  Other banking service fees                                                            121,170           101,115
  Credit card transaction fees                                                          659,602           510,461
  Operating lease income                                                                  9,047           105,055
  Loss on sale of investment securities                                                      --          (333,142)
  Gain on sale of leasing division                                                           --           879,078
  Gain on sale of mortgage loans                                                        297,902           110,832
  Other                                                                                 187,281           201,810
                                                                                   ------------      ------------
    Total other income                                                                1,990,808         2,145,938
                                                                                   ------------      ------------
Other expenses:
  Salaries and employee benefits                                                      3,141,400         2,911,125
  Occupancy                                                                             801,606           785,775
  Data Processing                                                                       325,971           283,500
  Credit card interchange                                                               341,058           262,682
  Equipment                                                                             479,126           464,436
  Leased equipment depreciation                                                              --            70,241
  Legal, accounting, and consulting                                                     123,619           195,644
  Marketing                                                                             353,558           241,622
  Other real estate owned expenses                                                      126,229            15,285
  Amortization of goodwill                                                               26,051            26,051
  Other                                                                               1,020,778         1,157,867
                                                                                   ------------      ------------
    Total other expenses                                                              6,739,396         6,414,228
                                                                                   ------------      ------------
        Income before income taxes                                                    3,003,015         2,671,099
Income tax expense                                                                    1,067,749           913,526
                                                                                   ------------      ------------
      Net income                                                                   $  1,935,266      $  1,757,573
                                                                                   ============      ============
Basic earnings per share                                                           $       0.40      $       0.36
                                                                                   ============      ============
Diluted earnings per share                                                         $       0.38      $       0.35
                                                                                   ============      ============
Dividends per common share                                                         $       0.07      $       0.06
                                                                                   ============      ============


See accompanying notes to unaudited consolidated condensed financial statements.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
               Consolidated Condensed Statements of Comprehensive
            Income For the three months ended March 31, 2001 and 2000
                                   (unaudited)



                                                                    Three months ended     Three months ended
                                                                      March 31, 2001         March 31, 2000
                                                                    ------------------     ------------------

Net Income                                                            $   1,935,266          $   1,757,573
Other comprehensive income net of tax:
  Unrealized holding gains (losses) on securities
  Available for sale arising during period                                  563,939               (149,068)
Less - Reclassification adjustment for losses included in
   net income                                                                   --                219,873
                                                                      -------------          -------------
Total comprehensive income                                            $   2,499,205          $   1,828,378
                                                                      =============          =============

See accompanying notes to unaudited consolidated condensed financial statements

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
               For the three months ended March 31, 2001 and 2000
                                   (unaudited)



                                                                                   2001                    2000
                                                                                ------------           ------------
Operating activities:
Net Income                                                                      $  1,935,266           $  1,757,573
                                                                                ------------           ------------
Adjustments to reconcile net income to cash provided by operations:
    Provisions for loan and lease losses                                             504,500                625,002
    Provision for decline in value of other real estate owned                         68,294                     --
    Depreciation and amortization                                                    501,548                184,040
    Losses on sales of investment securities                                              --                333,142
    Gain of sale of Leasing Division                                                      --               (879,078)
    Increase in accrued interest receivable                                          612,166               (314,313)
    Increase in other assets, net                                                   (461,351)            (1,246,291)
    Increase in other liabilities, net                                               682,170              1,508,145
                                                                                ------------           ------------
      Total adjustments                                                            1,907,327                210,647
                                                                                ------------           ------------
          Net cash provided by operating activities                                3,842,593              1,968,220
                                                                                ------------           ------------

Cash flows from investing activities:
   Net increase in loans                                                          (9,165,629)           (27,780,072)
   Proceeds from the sale of Leases                                                       --             64,427,001
   Purchases of investment securities available for sale                         (34,050,500)           (21,943,800)
   Maturities of investment securities available for sale                         36,917,454                 24,464
   Purchases of investment securities held to maturity                           (30,000,000)           (99,182,108)
   Maturities of investment securities held to maturity                           29,449,852             82,500,000
   Sale of investment securities available for sale                                       --             11,936,858
   Purchases of premises and equipment                                              (776,402)              (760,556)
   Sales of premises and equipment                                                        --                125,038
   Sales of other real estate owned                                                  717,923                119,443
                                                                                ------------           ------------
         Net cash used in investing activities                                    (6,907,302)             9,466,268
                                                                                ------------           ------------

Cash flows from financing activities:
  Net increase in interest-bearing deposits                                       15,313,217              3,155,527
  Net increase in non-interest-bearing deposits                                    5,887,375              4,037,372
  Net increase (decrease) in securities sold under
     repurchase agreements
  Net increase in securities sold under repurchase agreements                    (12,279,544)             8,932,932
  Payments on long-term debt                                                         (12,886)               (11,796)
  Federal Funds purchased, net                                                            --             (4,900,000)
  Common stock issued                                                                 70,203                102,382
  Dividends paid                                                                    (342,893)              (259,915)
  Purchase of Treasury stock                                                        (104,265)              (905,450)
                                                                                ------------           ------------
         Net Cash provided by financing activities                                 8,531,207             10,151,052
                                                                                ------------           ------------
   Increase in cash and cash equivalents                                           5,466,498             21,585,540
Cash and cash equivalents at beginning of period                                  38,867,021             22,725,861
                                                                                ------------           ------------
Cash and cash equivalents at end of period                                      $ 44,333,519           $ 44,311,401
                                                                                ============           ============
Supplemental disclosure of noncash investing and financing activities:
   Additions to other real estate owned in settlement of loans                  $  1,278,214           $    196,600
                                                                                ============           ============
   Additions to loans in settlement of other real estate owned                  $    575,493           $         --
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

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

1.       CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements are unaudited and include the accounts of First State Bancorporation (the "Company") and its subsidiary, First State Bank of Taos (100% owned). All significant intercompany accounts and transactions have been eliminated. Information contained in the consolidated condensed financial statements and notes thereto of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.       EARNINGS PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") requires the computation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). Diluted earnings per share is calculated by increasing the basic earning per share denominator by the number of additional common shares that would have been outstanding if dilutive potential common shares for options, warrants, and convertible securities had been issued and increasing the basic earnings per share numerator by the after tax amount of interest and amortization associated with the convertible debentures. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months ended March 31:



                                                     2001                                     2000
                                     ------------------------------------  --------------------------------------
                                       Income       Shares      Per Share    Income       Shares       Per Share
                                     (Numerator) (Denominator)   Amount    (Numerator) (Denominator)     Amount
                                     ----------  ------------  ----------  ----------- -------------   ----------

Basic EPS:
  Net income available to common
      stockholders                   $1,935,266    4,896,528   $     0.40   $1,757,573    4,923,928   $     0.36
                                                               ==========                             ==========
Effect of dilutive securities:
  Options                                            138,449                                120,522
                                                  ----------                             ----------

Diluted EPS:
  Net income available to common
    stockholders plus interest and
    amortization on convertible
    debentures                       $1,935,266    5,034,977   $     0.38   $1,757,573    5,044,450   $     0.35
                                     ==========   ==========   ==========   ==========   ==========   ==========



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

4.       TREASURY STOCK

The Company's Board of Directors has authorized management to purchase up to 525,000 shares of its common stock. As of March 31, 2001, management has purchased 316,550 shares including 7,000 shares totaling $104,265 during the first quarter of 2001. Management intends to purchase additional shares in the amount of which will be determined by cash available for dividends from the subsidiary bank.

5.       ACCOUNTING PRONOUNCEMENT ADOPTED

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133" which requires that all derivative instruments be recorded on the balance sheet at their fair values. The Company's management has performed an analysis of its financial instruments and concluded that it has no derivative instruments or hedging activity required to be recorded under SFAS No. 133 or No. 138.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED CONDENSED BALANCE SHEETS

The Company's total assets increased by $11.7 million from $652.7 million as of December 31, 2000, to $664.4 million as of March 31, 2001, due to increased market share and economic growth in the Company's market areas. For the first three months of 2001, net loans increased by $7.9 million from $453.8 million to $461.7 million, while investment securities decreased by $1.5 million from $134.4 million to $132.9 million. The following table presents the amounts of loans of the Company, by category, at the dates indicated.


                                     March 31, 2001                  December 31, 2000
                             ----------------------------      ----------------------------
                                                     (in thousands)
                               Amount              %             Amount             %
                             -----------      -----------      -----------      -----------
Commercial                   $    79,634             17.0%     $    82,901             18.0%
Real estate-mortgage             293,168             62.6%         284,450             61.8%
Real estate-construction          71,002             15.2%          68,282             14.9%
Consumer and other                24,389              5.2%          24,451              5.3%
                             -----------      -----------      -----------      -----------
                             $   468,193            100.0%     $   460,084            100.0%
                             ===========      ===========      ===========      ===========

Premises and equipment increased approximately $343,000 primarily due to the capital expenditures for two branches scheduled to open in the second quarter of 2001.

Deposits, which are the Company's main source of funds for loans, investments, and federal funds sold, increased by $21.2 million from $528.4 million as of December 31, 2000, to $549.6 million as of March 31, 2001. The following table represents customer deposits, by category, at the dates indicated.


                                                          March 31, 2001                  December 31, 2000
                                                  ----------------------------      ----------------------------
                                                                           (in thousands)
                                                    Amount              %             Amount              %
                                                  -----------      -----------      -----------      -----------
Non-interest-bearing                              $   104,516             19.0%     $    98,628             18.7%
Interest-bearing demand                               110,100             20.0%         123,316             23.3%
Money market savings                                   46,669              8.5%          46,939              8.9%
Regular savings                                        38,953              7.1%          35,654              6.7%
Certificates of deposit less than $100,000            117,051             21.3%         108,786             20.6%
Certificates of deposit greater than $100,000         132,320             24.1%         115,085             21.8%
                                                  -----------      -----------      -----------      -----------
                                                  $   549,609            100.0%     $   528,408            100.0%
                                                  ===========      ===========      ===========      ===========

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001

Net income for the Company for the three months ended March 31, 2001, was $1.9 million, an increase of $177,693 or 10.11% from $1.8 million for the same period of 2000. Included in net income in the first quarter of 2000 was the $879,078 gain on the sale of leases and a $333,142 loss on the sale of investment securities. The increase in net income resulted from an increase in net interest income before provision for loan losses of $691,712 partially off set by an increase in non-interest expense of $325,168 and income taxes $154,223. The Company's annualized return on average assets was 1.23% for the first quarter of 2001, compared to 1.24% for the same period of 2000.

The net interest income before the provision for loan losses increased $691,712 to $8.3 million for the first quarter of 2001 compared to $7.6 million for the first quarter of 2000. This increase was composed of a $1.9 million increase in total interest income off-set by a $1.2 million increase in total interest expense. The increase in interest income was composed of an increase of $1.7 million due to increased average interest earning assets of $70.9 million and $200,000 due to a 0.21% increase in the yield on average interest earning assets. The increase in total interest expense was due to a $609,000 increase resulting from a $56.9 million increase in average interest bearing liabilities and a $612,000 increase due to a 0.54% increase in the cost of interest bearing liabilities.

The recent decreases in interest rate precipitated by the Federal Reserve Board's decreases in the discount rate have decreased the yield on interest earnings assets and have caused management to decrease rates paid on deposits. The impact on the net interest margin of additional decreases in interest rates will be significantly determined by the competitive environment for deposits.

The provision for loan losses was $504,500 for the first quarter of 2001, compared to $625,000 for the first quarter of 2000. Net charge-offs for the first quarter of 2001 were $354,000 compared to $572,000 for the first quarter of 2000. The allowance for loan losses to total loans was 1.38% and the allowance for loan losses to non-performing loans was 659% at March 31, 2001, compared to allowance for loan losses to total loans of 1.38% and the allowance for loan losses to non-performing assets to total assets of 136% at March 31, 2000. Total non-performing assets to total assets were 0.44% at March 31, 2001, compared to 1.03% at March 31, 2000. Management provides for loan losses based upon its judgements concerning the adequacy of the allowance for loan losses considering such factors as loan growth, delinquency trends, previous charge-off experience, and local and national economic conditions. The following tables set forth the Allowance for Loan and Lease Losses and Non-Performing assets.


                                                             (Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES :                     March 31, 2001   December 31, 2000  March 31, 2000
                                                --------------   -----------------  --------------
Balance beginning of period                      $      6,307      $      5,387      $      5,387
Provision for loan and lease losses                       505             2,475               625
Net charge-offs                                           354             1,555               572
                                                 ------------      ------------      ------------
Balance end of period                            $      6,458      $      6,307      $      5,440
                                                 ============      ============      ============
Allowance for loan and lease losses to total
    loans and leases                                     1.38%             1.37%             1.38%
Allowance for loan and lease losses to
    non-performing loans and leases                       659%              325%              136%

NON-PERFORMING ASSETS:
Accruing loans - 90 days past due                $         18      $          6      $          4
Non-accrual loans                                         962             1,937             3,992
Restructured loans                                         --                --                --
                                                 ------------      ------------      ------------
Total non-performing loans                                980             1,943             3,996
Other real estate owned                                 1,933             2,016             1,994
                                                 ------------      ------------      ------------
Total non-performing assets                      $      2,913      $      3,959      $      5,990
                                                 ============      ============      ============
Potential problem loans and leases               $      7,950      $      5,053      $      4,274
                                                 ============      ============      ============
Total non-performing assets to total assets              0.44%             0.61%             1.03%


Total non-interest income decreased by $155,000 to $2.0 million for the three months ended March 31, 2001, compared to $2.1 million for the same period of 2000. Included in total other income for 2000 was a $879,000 gain on the sale of the leasing division, a loss of $333,000 on securities sold, and $105,000 of operating lease income. The loss on the sale of securities was a result of management selling securities and reinvesting in similar securities with higher yields.

The $105,000 of operating lease income will not be reoccurring as the underlying leases were sold in the leasing division transaction. Not including these items total other income was $2.0 million compared to $1.5 million for the quarters ended March 31, 2001 and 2000, respectively. This increase was due to an increase in the gain on mortgage loans sold of $187,000 which is the result of increased loan demand caused by decreasing interest rates, a $149,141 increase in credit card transaction fees resulting from increased market share, and an increase of $145,077 in service charges on deposit accounts resulting from the increase in deposits.

Total non-interest expense increased by $325,000 to $6.7 million for the first quarter of 2001, compared to $6.4 million for the same period of 2000. This increase was due partially to $230,275 in salary expense resulting from the Company's overall growth and annual salary increases. Marketing expenses grew by $111,936 as the Company continued its aggressive marketing campaign to attempt to capture customers experiencing dissatisfaction because of the Wells Fargo/First Security merger, and related selling off of branches to Bank of the West.

LIQUIDITY AND CAPITAL EXPENDITURES

The Company's primary sources of funds are customer deposits, loan repayments, and maturities of investment securities. The Company has additional sources of liquidity in the form of borrowings. Borrowings include federal funds purchased, securities sold under repurchase agreements and borrowings from the Federal Home Loan Bank.

FORWARD-LOOKING STATEMENTS

         Statements which are forward-looking are not historical facts, and involve risks and uncertainties that could cause First State's results to differ materially from those in any forward-looking statements. These risks include the effect changes in economic conditions may have on overall loan quality, changes in net interest margin due to changes in interest rates, possible loss of key personnel, need for additional capital should First State experience faster than anticipated growth, factors which could affect First State's ability to compete in its trade areas, changes in regulations and governmental policies, and the risks described in First State's Securities and Exchange Commission filings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's market risk profile from the information disclosed in the Company's Form 10-K for the year ended December 31, 2000.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FIRST STATE BANCORPORATION

Date:   May 11, 2001           By: Michael R. Stanford
      ---------------          ------------------------------------------------
                               Michael R. Stanford, President & Chief Executive
                               Officer

Date:   May 11, 2001           By: H. Patrick Dee
      --------------           ------------------------------------------------
                               H. Patrick Dee, Executive Vice President & Chief
                               Operating Officer

Date:   May 11, 2001           By: Brian C. Reinhardt
      --------------           ------------------------------------------------
                               Brian C. Reinhardt, Executive Vice President and
                               Chief Financial Officer