Form 10-Q
period 2001-06-30
FIRST STATE BANCORPORATION
filed 2001-08-10
CIK 897861

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

    FORM 10-Q. -QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,891,292 shares of common stock, no par value, outstanding as of August 3, 2001.

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


                          PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                            None

Item 2.    Changes in Securities and Use of Proceeds                    None

Item 3.    Defaults Upon Senior Securities                              None

Item 4.    Submission of Matters to a Vote of Security Holders            10

Item 5.    Other Information                                            None

Item 6.    Exhibits and Reports on Form 8-K                               10

           SIGNATURES                                                     11

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   First State Bancorporation and Subsidiary
                     Consolidated Condensed Balance Sheets
                                  (unaudited)

                                                                             June 30,             December 31,
                           Assets                                             2001                      2000
                           ------                                     ---------------------     ---------------------
Cash and due from banks                                                        $ 38,982,490              $ 33,467,021
Federal funds sold                                                                7,480,000                 5,400,000
                                                                      ---------------------     ---------------------
  Total cash and cash equivalents                                                46,462,490                38,867,021
Investment securities:
  Held to maturity (at amortized cost, market value of $84,787,109 at
    June 30, 2001, and $39,884,667 at December 31, 2000)                         84,342,184                39,574,228
  Available for sale (at market, amortized cost of $72,124,842 at
    June 30, 2001, and $94,837,331 at December 31, 2000)                         73,119,439                94,834,722
                                                                      ---------------------     ---------------------
  Total investments                                                             157,461,623               134,408,950
                                                                      ---------------------     ---------------------
Loans net of unearned interest                                                  493,093,723               460,083,579
Less allowance for loan losses                                                    6,739,229                 6,307,588
                                                                      ---------------------     ---------------------
  Net loans                                                                     486,354,494               453,775,991
Premises and equipment                                                           14,089,897                12,751,108
Accrued interest receivable                                                       3,999,352                 4,501,193
Other real estate owned                                                           1,604,372                 2,016,412
Goodwill, net                                                                       412,955                   465,058
Other assets                                                                      6,187,235                 5,942,988
                                                                      ---------------------     ---------------------
  Total assets                                                                 $716,572,418              $652,728,721
                                                                      =====================     =====================

                Liabilities and Stockholders' Equity
                ------------------------------------
Liabilities:
  Deposits:
  Non-interest-bearing                                                         $117,349,919              $ 98,628,158
  Interest-bearing                                                              468,342,503               429,780,077
                                                                      ---------------------     ---------------------
     Total deposits                                                             585,692,422               528,408,235
Securities sold under agreements to repurchase                                   71,110,381                67,769,015
Other liabilities                                                                 3,546,865                 4,131,766
Long-term debt                                                                    1,076,055                 1,102,114
                                                                      ---------------------     ---------------------
     Total liabilities                                                          661,425,723               601,411,130
Stockholders' equity:
  Common stock, no par value, 20,000,000 shares authorized, issued and outstanding 5,212,556 at June 30, 2001 and 5,202,630 at
   December 31, 2000                                                             30,037,622                29,902,538
  Treasury Stock, at cost (322,550 shares at June 30, 2001 and
   309,550 at December 31, 2000)                                                 (4,275,788)               (4,076,662)
  Retained earnings                                                              28,728,429                25,493,437
  Accumulated other comprehensive gains (losses) -
    Unrealized gain (loss) on investment securities available for sale              656,432                    (1,722)
                                                                      ---------------------     ---------------------
    Total stockholders' equity                                                   55,146,695                51,317,591
                                                                      ---------------------     ---------------------
    Total liabilities and stockholders' equity                                 $716,572,418              $652,728,721
                                                                      =====================     =====================
Book value per share                                                                 $11.28                    $10.49
                                                                      =====================     =====================
Tangible book value per share                                                        $11.19                    $10.39
                                                                      =====================     =====================

See accompanying notes to unaudited consolidated condensed financial statements.

                   First State Bancorporation and Subsidiary
                Consolidated Condensed Statements of Operations
           For the three and six months ended June 30, 2001 and 2000
                                  (unaudited)

                                                     Three months     Three months      Six months        Six months
                                                    ended June 30,   ended June 30,   ended June 30,    ended June 30,
                                                         2001             2000             2001              2000
                                                    ------------------------------------------------------------------
Interest Income:
 Interest and fees on loans                             $11,700,111      $10,396,790      $23,360,050      $20,751,620
 Interest on investment securities:
    Taxable                                               2,000,068        1,976,978        3,975,614        3,348,231
    Nontaxable                                               45,904           51,833           91,859          103,572
    Federal funds sold                                       50,665          149,179           89,340          203,645
    Other                                                   170,267           58,707          277,228          137,826
                                                    ------------------------------------------------------------------
      Total interest income                              13,967,015       12,633,487       27,794,091       24,544,894
                                                    ------------------------------------------------------------------
Interest expense:
  Deposits                                                4,680,945        3,930,940        9,475,849        7,550,676
  Short-term borrowings                                     560,801          646,903        1,311,275        1,188,117
  Long-term debt                                             25,338          131,853           50,933          317,919
                                                    ------------------------------------------------------------------
    Total interest expense                                5,267,084        4,709,696       10,838,057        9,056,712
                                                    ------------------------------------------------------------------
         Net interest income before provision for
          loan losses                                     8,699,931        7,923,791       16,956,034       15,488,182
  Provision for loan losses                                 627,000          600,002        1,131,500        1,225,004
                                                    ------------------------------------------------------------------
         Net interest income after provision for
          loan losses                                     8,072,931        7,323,789       15,824,534       14,263,178
                                                    ------------------------------------------------------------------
Non interest income:
  Service charges on deposit accounts                       719,077          584,962        1,434,883        1,155,691
  Other banking service fees                                120,788          112,150          241,958          213,265
  Credit card transaction fees                              758,341          589,296        1,417,943        1,099,757
  Operating lease income                                      7,015            9,767           16,062          114,822
  Gain (Loss) on call/sale of investment
   securities                                                36,737                -           36,737         (333,142)
  Gain on sale of leasing division                                -                -                -          879,078
  Gain on sale of mortgage loans                            376,141          142,633          674,043          253,465
  Other                                                     204,970          204,926          392,251          406,736
                                                    ------------------------------------------------------------------
    Total non interest income                             2,223,069        1,643,734        4,213,877        3,789,672
                                                    ------------------------------------------------------------------
Non interest expenses:
  Salaries and employee benefits                          3,304,262        2,890,450        6,445,662        5,801,575
  Occupancy                                                 859,275          754,297        1,660,881        1,540,072
  Data Processing                                           328,947          290,512          654,918          574,012
  Credit card interchange                                   387,554          299,142          728,612          561,824
  Equipment                                                 492,948          473,694          972,074          938,130
  Leased equipment depreciation                                   -                -                -           70,241
  Legal, accounting, and consulting                         135,010          211,064          258,629          406,708
  Marketing                                                 375,152          398,446          728,710          640,068
  Other real estate owned expenses                           56,382           31,497          182,611           46,782
  Amortization of goodwill                                   26,052           26,052           52,103           52,103
  Other                                                   1,273,571        1,100,133        2,294,349        2,258,000
                                                    ------------------------------------------------------------------
    Total non interest expenses                           7,239,153        6,475,287       13,978,549       12,889,515
                                                    ------------------------------------------------------------------
        Income before income taxes                        3,056,847        2,492,236        6,059,862        5,163,335
Income tax expense                                        1,096,571          867,918        2,164,320        1,781,444
                                                    ------------------------------------------------------------------
       Net income                                       $ 1,960,276      $ 1,624,318      $ 3,895,542      $ 3,381,891
                                                    ==================================================================
Basic earnings per share                                      $0.40            $0.33            $0.80            $0.69
                                                    ==================================================================
Diluted earnings per share                                    $0.39            $0.33            $0.77            $0.68
                                                    ==================================================================
Dividends per common share                                    $0.09            $0.07            $0.16            $0.13
                                                    ==================================================================

See accompanying notes to unaudited consolidated condensed financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY
           Consolidated Condensed Statements of Comprehensive Income For the three and six months ended June 30, 2001 and 2000
                                  (unaudited)

                                                   Three months      Three months      Six months        Six months
                                                  ended June 2001  ended June 2000   ended June 2001  ended June 2000
                                                  -------------------------------------------------------------------

Net Income                                             $1,960,276       $1,624,318        $3,895,542       $3,381,891
Other comprehensive income net of tax-
  Unrealized holding gains (losses) on
   securities                                              94,215          (17,393)          658,154         (166,461)
  Available for sale arising during period
Less - Reclassification adjustment for
  losses included                                               -                -                 -          219,873
              in net income
                                                  -------------------------------------------------------------------
Total comprehensive income                             $2,054,491       $1,606,925        $4,553,696       $3,435,303
                                                  ===================================================================

See accompanying notes to unaudited consolidated condensed financial statements

                   First State Bancorporation and Subsidiary
                Consolidated Condensed Statements of Cash Flows
           For the three and six months ended June 30, 2001 and 2000
                                  (unaudited)

                                                                     Three Months    Three Months     Six Months      Six Months
                                                                        ended           ended           ended           ended
                                                                    June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000
                                                                  ---------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                          $   1,960,276    $  1,624,318   $   3,895,542   $   3,381,891
                                                                  ---------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by
 operations:
   Provision for loan losses                                              627,000         600,002       1,131,500       1,225,004
   Provision for decline in value of other real estate owned               26,820          17,599          95,114          17,599
   Depreciation and amortization                                          484,112         245,725         985,660         429,765
   Losses on sales of investment securities                                     -               -               -         333,142
   Gain of sale of Leasing Division                                             -               -               -        (879,078)
   (Increase) decrease in accrued interest receivable                    (110,325)       (648,377)        501,841        (962,690)
   Increase in other assets, net                                         (121,947)        (55,641)       (583,298)     (1,301,932)
   Increase (decrease) in other liabilities, net                       (1,143,624)       (944,037)       (461,454)        564,108
                                                                  ---------------------------------------------------------------
      Total adjustments                                                  (237,964)       (784,729)      1,669,363        (574,082)
                                                                  ---------------------------------------------------------------
          Net cash provided by operating activities                     1,722,312         839,589       5,564,905       2,807,809
                                                                  ---------------------------------------------------------------
Cash flows from investing activities:
   Net increase in loans                                              (25,312,708)    (24,749,667)    (34,478,337)    (52,529,739)
   Proceeds from the sale of Leases                                             -               -               -      64,427,001
   Purchases of investment securities available for sale              (13,140,000)     (9,958,135)    (47,190,500)    (31,901,935)
   Maturities of investment securities available for sale              32,990,475          27,424      69,907,929          51,888
   Purchases of investment securities held to maturity               (132,127,455)    (16,923,490)   (162,127,455)   (116,105,598)
   Maturities of investment securities held to maturity                87,881,216      20,522,214     117,331,068     103,022,214
   Sale of investment securities available for sale                             -               -               -      11,936,858
   Purchases of premises and equipment                                 (1,472,454)       (158,755)     (2,248,856)       (919,311)
   Sales of premises and equipment                                              -               -               -         125,038
   Sales of other real estate owned                                       367,338         196,996       1,085,261         316,439
                                                                  ---------------------------------------------------------------
         Net cash used in investing activities                        (50,813,588)    (31,043,413)    (57,720,890)    (21,577,145)
                                                                  ---------------------------------------------------------------
Cash flows from financing activities:
   Net increase in interest-bearing deposits                           23,249,209      15,178,843      38,562,426      18,334,370
   Net increase in non-interest-bearing deposits                       12,834,386       5,451,045      18,721,761       9,488,417
   Net increase in securities sold under repurchase agreements         15,620,910       4,041,711       3,341,366      12,974,643
   Payments on long-term debt                                             (13,173)        (12,060)        (26,059)        (23,856)
   Federal Home Loan Bank repayments                                            -     (10,000,000)              -     (10,000,000)
   Federal Funds purchased, net                                                 -               -               -      (4,900,000)
   Common stock issued                                                     64,881          67,886         135,084         170,268
   Dividends paid                                                        (441,105)       (352,638)       (783,998)       (612,553)
   Purchase of Treasury stock                                             (94,861)       (159,181)       (199,126)     (1,064,631)
                                                                  ---------------------------------------------------------------
          Net cash provided by financing activities                    51,220,247      14,215,606      59,751,454      24,366,658
                                                                  ---------------------------------------------------------------
   Increase (decrease) in cash and cash equivalents                     2,128,971     (15,988,218)      7,595,469       5,597,322
Cash and cash equivalents at beginning of period                       44,333,519      44,311,401      38,867,021      22,725,861
                                                                  ---------------------------------------------------------------
Cash and cash equivalents at end of period                          $  46,462,490    $ 28,323,183   $  46,462,490   $  28,323,183
                                                                  ===============================================================
Supplemental disclosure of noncash investing and financing
 activities:
   Additions to other real estate owned in settlement of loans      $      65,613    $    196,600   $   1,343,827   $     196,600
                                                                  ===============================================================
   Additions to loans in settlement of other real estate owned                  -               -   $     575,493               -
                                                                  ===============================================================

See accompanying notes to unaudited consolidated condensed financial statements

                   First State Bancorporation and Subsidiary
             Notes to Consolidated Condensed Financial Statements
                                  (unaudited)

1.  Consolidated Condensed Financial Statements

The accompanying consolidated condensed financial statements are unaudited and include the accounts of First State Bancorporation (the "Company") and its subsidiary, First State Bank of Taos (the "Bank") (100% owned). All significant intercompany accounts and transactions have been eliminated. Information contained in the consolidated condensed financial statements and notes thereto of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.  Earnings per Common Share

Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") requires the computation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). Diluted earnings per share is calculated by increasing the basic earning per share denominator by the number of additional common shares that would have been outstanding if dilutive potential common shares for options had been issued.

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and six months ended June 30:

                                                        Quarter Ended June 30,
                                            2001                                   2000
                           ------------------------------------------------------------------------------
                               Income        Shares      Per Share    Income        Shares      Per Share
                             (Numerator)  (Denominator)   Amount    (Numerator)  (Denominator)   Amount
                           ------------------------------------------------------------------------------
Basic EPS:
  Net income available to
   common stockholders       $1,960,276      4,890,777       $0.40  $1,624,318      4,861,584       $0.33
                                                         =========                              =========
Effect of dilutive
 securities:
  Options                                      144,287                                107,648
Diluted EPS:
Net income available to
                           ------------------------------------------------------------------------------
    common stockholders      $1,960,276      5,035,064       $0.39  $1,624,318      4,969,232       $0.33
                           ==============================================================================

                                                      Six Months Ended June 30,
                                                              2001                                   2000
                           ------------------------------------------------------------------------------
                               Income        Shares      Per Share    Income        Shares      Per Share
                             (Numerator)  (Denominator)   Amount    (Numerator)  (Denominator)   Amount
                           ------------------------------------------------------------------------------
Basic EPS:
  Net income available to
   common stockholders       $3,895,542      4,893,637       $0.80  $3,381,891      4,892,806       $0.69
                                                         =========                              =========
Effect of dilutive
 securities:
  Options                                      140,688                                114,536
Diluted EPS:
Net income available to
                           ------------------------------------------------------------------------------
    Common stockholders      $3,895,542      5,034,325       $0.77  $3,381,891      5,007,342       $0.68
                           ==============================================================================

3.  Sale of Leasing Division

On March 1, 2000, the Company closed the sale of its subsidiary bank's commercial leasing division. The sale resulted in $63.7 million of leases being sold. The gain on the sale amounted to approximately $879,000, net of transaction costs. The proceeds from the sale were used to purchase investment securities, fund loan demand, and reduce short-term borrowings.

4.  Treasury Stock

The Company's Board of Directors has authorized management to purchase up to 525,000 shares of its common stock. As of June 30, 2001, management has purchased 322,550 shares including 13,000 shares totaling $199,126 during the first six months of 2001. Management intends to purchase additional shares the amount of which will be determined by cash available for dividends from the subsidiary bank.

5.  Accounting Pronouncements

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133" which requires that all derivative instruments be recorded on the balance sheet at their fair values. The Company's management has performed an analysis of its financial instruments and concluded that it has no derivative instruments or hedging activity required to be recorded under SFAS No.133 or No.138.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.

The Company is required to adopt the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $360,892. Amortization expense related to goodwill was $104,206 and $52,103 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Condensed Balance Sheets

The Company's total assets increased by $63.9 million from $652.7 million as of December 31, 2000, to $716.6 million as of June 30, 2001 due to increased market share and economic growth in the Company's market areas. For the first six months of 2001, net loans increased by $32.6 million from $453.8 million to $486.4 million, while investment securities increased by $23.1 million from $134.4 million to $157.5 million. Much of this growth resulted from the increase in deposits and customer repurchase agreements described below. For the first six months of 2001, premises and equipment increased $1.3 million from $12.8 million to $14.1 million. Approximately $770,000 of increase was due to the addition of two new branches in the second quarter of 2001.

The following table presents the amounts of loans of the Company, by category, at the dates indicated.

                             June 30, 2001    December 31, 2000    June 30, 2000
                            -----------------------------------------------------
                                                (in thousands)
                             Amount     %      Amount       %      Amount     %
                            -----------------------------------------------------
Commercial                  $ 84,884   17.2%   $ 82,901    18.0%  $ 74,325   17.7%
Real estate-mortgage         312,119   63.3%    284,450    61.8%   251,508   60.1%
Real estate-construction      71,018   14.4%     68,282    14.9%    70,386   16.8%
Consumer and other            25,073    5.1%     24,451     5.3%    22,486    5.4%
                            -----------------------------------------------------
                            $493,094  100.0%   $460,084   100.0%  $418,705  100.0%
                            =====================================================

Deposits, which are the Company's main source of funds for loans, investments, and federal funds sold, increased by $57.3 million from $528.4 million as of December 31, 2000, to $585.7 million as of June 30, 2001. Management believes that a significant portion of the Company's deposit growth is a result of recent acquisition and divestiture activity by large out of state banks in the Company's largest market area. Customer repurchase agreements increased $3.3 million from $67.8 million to $71.1 million at June 30, 2001 compared to December 31, 2000. The following table represents customer deposits, by category, at the dates indicated.

                                                June 30, 2001    December 31, 2000    June 30, 2000
                                               -----------------------------------------------------
                                                                   (in thousands)
                                                Amount     %      Amount       %      Amount     %
                                               -----------------------------------------------------
Non-interest-bearing                           $117,350   20.0%   $ 98,628    18.7%  $ 98,792   20.1%
Interest-bearing demand                         115,549   19.7%    123,316    23.3%   100,661   20.5%
Money market savings                             51,008    8.7%     46,939     8.9%    51,020   10.4%
Regular savings                                  40,233    6.9%     35,654     6.7%    33,882    6.9%
Certificates of deposit less than $100,000      119,146   20.4%    108,786    20.6%    98,274   20.0%
Certificates of deposit greater than $100,000   142,406   24.3%    115,085    21.8%   108,729   22.1%
                                               -----------------------------------------------------
                                               $585,692  100.0%   $528,408   100.0%  $491,358  100.0%
                                               =====================================================

Consolidated Results of Operations For the Three Months Ended June 30, 2001

Net income for the Company for the three months ended June 30, 2001, was $1.96 million, an increase of $340,000 or 21% from $1.62 million for the same period of 2000. The increase in net income resulted from an increase in net interest income before provision for loan losses of $776,000 and an increase in other income of $579,000, partially offset by an increase in non-interest expense of $764,000 and income taxes of $229,000. The Company's annualized return on average assets was 1.14% for the three months ended June 30, 2001, compared to 1.12% for the same period of 2000.

The net interest income before the provision for loan losses increased $776,000 to $8.7 million for the second quarter of 2001 compared to $7.9 million for the second quarter of 2000. This increase was composed of a $1.3 million increase in total interest income offset by a $557,000 increase in total interest expense. The increase in interest income was composed of an increase of $2.6 million due to increased average interest earning assets of $108.2 million, offset by $1.3 million due to a 0.74% decrease in the yield on average interest earning assets. The increase in total interest expense was due to a $986,000 increase resulting from an $84.0 million increase in average interest bearing liabilities and a $429,000 decrease due to a 0.26% decrease in the cost of interest bearing liabilities.

The recent decreases in interest rate precipitated by the Federal Reserve Board's decreases in the discount rate have decreased the yield on interest earnings assets and have caused management to decrease rates paid on deposits. The impact on the net interest margin of additional decreases in interest rates will be significantly determined by the competitive environment for deposits. Management believes that additional decreases in rates will cause compression of the Company's net interest margin.

The provision for loan losses was $627,000 for the second quarter of 2001, compared to $600,002 for the second quarter of 2000. Net charge-offs for the
second quarter of   2001 were $346,000 compared to $202,000 for the second
quarter of 2000. Management provides for loan losses based upon its judgments concerning the adequacy of the allowance for loan losses considering such factors as loan growth, delinquency trends, previous charge-off experience, and local and national economic conditions.

Total non-interest income increased by $579,000 to $2.2 million for the three months ended June 30, 2001, compared to $1.6 million for the same period of 2000. The increase was primarily composed of a $234,000 increase in gains on sales of mortgage loans, caused by greater new home construction and refinancing resulting from the lower interest rate environment, a $169,000 increase in credit card transaction fees resulting from increased transaction volume due to increased market share, and a $134,000 increase in service charges on deposits resulting from increased deposits.

Total non-interest expense increased by $764,000 to $7.2 million for the second quarter of 2001, compared to $6.5 million for the same period of 2000. This increase was due partially to increases in salaries and employee benefits and occupancy expense. Salary and benefit expense increased $414,000 resulting from a $199,000 increase in mortgage loan commissions, $65,000 from two new branches opened during the quarter, and the Company's overall growth and annual salary increases. Occupancy expense increased $105,000, of which $62,000 resulted from the two new branches opened during the quarter.

Consolidated Results of Operations For the Six Months Ended June 30, 2001

Net income for the Company for the six months ended June 30, 2001, was $3.9 million, an increase of $514,000 or 15% from $3.4 million for the same period of 2000. The increase in net income resulted from an increase in net interest income before provision for loan losses of $1.5 million and an increase in other income of $424,000, partially offset by an increase in non-interest expense of $1.1 million and income taxes of $383,000. The Company's annualized return on average assets was 1.18% for the six months ended June 30, 2001, compared to 1.18% for the same period of 2000.

The net interest income before the provision for loan losses increased $1.5 million to $17.0 million for the six months ended June 30, 2001 compared to $15.5 million for the same period of 2000. This increase was composed of a $3.2 million increase in total interest income offset by a $1.8 million increase in total interest expense. The increase in interest income was composed of an increase of $4.5 million due to increased average interest earning assets of $92.3 million offset by $1.3 million due to a 0.33% decrease in the yield on average interest earning assets. The increase in total interest expense was due to a $1.6 million increase resulting from a $70.6 million increase in average interest bearing liabilities and an $188,000 increase due to a 0.12% increase in the cost of interest bearing liabilities.

The provision for loan losses was $1.1 million for the first six months of 2001, compared to $1.2 million for the first six months of 2000. Net charge-offs for the six months ended June 30, 2001 were $699,000 compared to $774,000 for the six months ended June 30, 2000. The allowance for loan losses to total loans was 1.37% and the allowance for loan losses to non-performing loans was 266% at June 30, 2001, compared to allowance for loan losses to total loans of 1.39% and the allowance for loan losses to non-performing assets to total assets of 163% at June 30, 2000. Total non-performing assets to total assets were 0.58% at June 30, 2001, compared to 0.90% at June 30, 2000.

Total non-interest income increased by $424,000 to $4.2 million for the six months ended June 30, 2001, compared to $3.8 million for the same period of 2000. For the first six months of 2001 compared to the first six months of 2000, the gain on sale of mortgage loans increased $421,000 caused by greater new home construction and refinancing resulting from the lower interest rate environment, credit card transaction fees increased $318,000 resulting from increased transaction volume due to increased market share, and service charges on deposit accounts increased $279,000 as a result of increased deposits. Included in total other income for 2000 was a $879,000 gain on the sale of the leasing division, a loss of $333,000 on securities sold, and $115,000 of operating lease income.

Total non-interest expense increased by $1.1 million to $14.0 million for the six months ended June 30, 2001, compared to $12.9 million for the same period of 2000. This increase was due partially to $644,000 in salary expense resulting from $479,000 from the increase in mortgage loan commissions, and $73,000 from the two new branches opened in the second quarter of 2001,and the Company's overall growth and annual salary increases. Occupancy expense grew $121,000, $75,000 related to the two new branches opened in the second quarter. Credit card interchange expense grew $167,000 as a result of increased volume, and other real estate owned expense grew $136,000 as a result of $95,114 in charge-offs during the first six months of 2001.

Allowance for Loan Losses

The following tables set forth the allowance for loan losses and non-performing assets.

                                                                            (Dollars in thousands)
                                                    -------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES :                               June 30, 2001         December 31, 2000       June 30, 2000
                                                    -------------------------------------------------------------------
Balance beginning of period                                      $6,308                    $5,387              $5,387
Provision for loan losses                                         1,131                     2,475               1,225
Net charge-offs                                                     700                     1,554                 774
                                                    -------------------------------------------------------------------
Balance end of period                                            $6,739                    $6,308              $5,838
                                                    ===================================================================
Allowance for loan losses to total loans                           1.37%                     1.37%               1.39%
Allowance for loan losses to non-performing loans                   266%                      325%                163%

NON-PERFORMING ASSETS:
Accruing loans - 90 days past due                                $   14                    $    6              $    -
Non-accrual loans                                                 2,518                     1,937               3,578
                                                    -------------------------------------------------------------------

Total non-performing loans                                        2,532                     1,943               3,578
Other real estate owned                                           1,604                     2,016               1,780
                                                    -------------------------------------------------------------------
Total non-performing assets                                      $4,136                    $3,959              $5,358
                                                    ===================================================================
Potential problem loans                                          $8,323                    $5,053              $4,901
                                                    ===================================================================
Total non-performing assets to total assets                        0.58%                     0.61%               0.90%


Liquidity and Capital Expenditures

The Company's primary sources of funds are customer deposits, loan repayments, and maturities of investment securities. The Company has additional sources of liquidity in the form of borrowings. Borrowings include federal funds purchased, securities sold under repurchase agreements and borrowings from the Federal Home Loan Bank.

Forward-Looking Statements

Statements that are forward-looking are not historical facts, and involve risks and uncertainties that could cause the Company's results to differ materially from those in any forward-looking statements. These risks include the effect changes in economic conditions may have on overall loan quality, changes in net interest margin due to changes in interest rates, possible loss of key personnel, need for additional capital should the Company experience faster than anticipated growth, factors which could affect the Company's ability to compete in its trade areas, changes in regulations and governmental policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following tables set forth, for the periods indicated, information with respect to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense from interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin, and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company. No tax equivalent adjustments were made and all average balances are daily average balance. Non-accruing loans have been included in the table as loans carrying a zero yield.

                                                                     Three Months Ended June 30,
                                                               2001                                    2000
                                          -------------------------------------------------------------------------------
                                                        Interest                                 Interest
                                            Average    Income or       Average        Average    Income or     Average
                                            Balance     Expense     Yield or Cost     Balance     Expense   Yield or Cost
                                          -------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
Assets
Loans and leases:
    Commercial............................  $ 81,846        $ 2,075         10.17%    $ 71,994      $ 1,780          9.92%
    Real estate--mortgage.................   297,831          7,000          9.43%     241,466        5,826          9.68%
    Real estate--construction.............    70,617          1,793         10.18%      67,896        2,032         12.00%
    Consumer..............................    24,797            476          7.70%      21,421          618         11.57%
    Leases................................         2              -             -            4            -             -
    Mortgage..............................     5,010            356         28.50%       1,460          141         38.74%
    Other.................................       547              -             -          505            -             -
                                          -------------------------------------------------------------------------------
       Total loans and leases.............   480,650         11,700          9.76%     404,746       10,397         10.30%
Allowance for loan and lease losses.......    (6,774)                                   (5,817)
Securities:
    U.S. government and mortgage-backed      156,478          2,138          5.48%     118,562        1,919          6.49%
    State and political subdivisions:
       Nontaxable.........................     4,045             46          4.56%       4,552           52          4.58%
       Taxable............................         -              -             -            -            -
       Other..............................     2,245             32          5.72%       2,127          116         21.87%
                                          -------------------------------------------------------------------------------
       Total securities...................   162,768          2,216          5.46%     125,241        2,087          6.68%
Federal funds sold........................     4,747             51          4.31%       9,926          149          6.02%
                                          -------------------------------------------------------------------------------
       Total interest-earning assets         648,165         13,967          8.64%     539,913       12,633          9.39%
Non-interest-earning assets:
Cash and due from banks...................    24,413                                    24,148
Other ....................................    25,909                                    25,800
                                          ----------                                  --------
     Total non-interest-earning assets....    50,322                                    49,948
                                          ----------                                  --------
       Total assets.......................  $691,713                                  $584,044
                                          ==========                                  ========

Liabilities and Stockholders' Equity
Deposits:
    Interest-bearing demand accounts......  $113,006        $   405          1.44%    $103,864      $   564          2.18%
    Certificates of deposit...............   256,767          3,674          5.74%     199,438        2,746          5.52%
    Money market savings accounts.........    49,314            361          2.94%      45,264          387          3.43%
    Regular savings accounts..............    39,335            241          2.46%      33,564          234          2.80%
                                          -------------------------------------------------------------------------------
          Total interest-bearing deposits.   458,422          4,681          4.10%     382,130        3,931          4.13%
Federal funds purchased and securities
 sold under agreements to repurchase......    64,022            561          3.51%      49,763          647          5.21%
Note payable..............................     1,982             25          9.27%       7,584          132          6.98%
                                          -------------------------------------------------------------------------------
          Total interest-bearing             523,526          5,267          4.04%     439,477        4,710          4.30%
           liabilities....................
Non-interest-bearing demand accounts......   109,445                                    93,501
Other non-interest-bearing liabilities....     4,080                                     4,807
                                          ----------                                  --------
          Total liabilities...............   637,051                                   537,785
Stockholders' equity......................    54,662                                    46,259
                                          ----------                                  --------
          Total liabilities and
            Stockholders' equity..........  $691,713                                  $584,044
                                          ==========   ============                   ========   ==========
Net interest income.......................                  $ 8,700                                 $ 7,923
                                                       ============                              ==========
Net interest spread.......................                                  18.48%                                  20.40%
Net interest margin.......................                                   5.38%                                   5.89%
Ratio of average interest-earning assets
 to average interest-bearing liabilities                                   123.81%                                 122.85%

                                                                          Six Months Ended June 30,
                                                               2001                                           2000
                                          --------------------------------------------------------------------------------------
                                                          Interest                                      Interest
                                            Average      Income or     Average        Average Balance   Income or     Average
                                            Balance       Expense   Yield or Cost                        Expense   Yield or Cost
                                          --------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
Assets
Loans and leases:
    Commercial.........................     $ 80,817        $ 3,783          9.44%           $ 70,231      $ 3,396          9.75%
    Real estate--mortgage..............      290,908         13,897          9.63%            233,348       11,128          9.62%
    Real estate--construction..........       69,378          3,662         10.64%             67,126        3,905         11.73%
    Consumer...........................       24,699          1,408         11.50%             21,088        1,209         11.56%
    Leases.............................            2              -             -              20,249          837          8.34%
    Mortgage...........................        4,428            610         27.78%              1,338          276         41.60%
    Other..............................          548              -             -                 440            -             -
                                          --------------------------------------------------------------------------------------
       Total loans and leases..........      470,780         23,360         10.01%            413,820       20,751         10.11%
Allowance for loan and lease losses....       (6,706)                                          (5,740)
Securities:
    U.S. government and mortgage-backed      143,428          4,189          5.89%            104,729        3,259          6.28%
    State and political subdivisions:
       Nontaxable......................        4,049             92          4.58%              4,572          104          4.59%
       Taxable.........................            -              -             -                   -            -
       Other...........................        2,231             64          5.78%              2,111          227         21.68%
                                          --------------------------------------------------------------------------------------
       Total securities................      149,708          4,345          5.85%            111,412        3,590          6.50%
Federal funds sold.....................        3,813             89          4.71%              6,673          204          6.16%
                                          --------------------------------------------------------------------------------------
       Total interest-earning assets         624,301         27,794          8.98%            531,905       24,545          9.31%
Non-interest-earning assets:
Cash and due from banks................       23,275                                           24,564
Other .................................       25,311                                           26,091
                                          ----------                                     ------------
     Total non-interest-earning assets.       48,586                                           50,655
                                          ----------                                     ------------
       Total assets....................     $666,181                                         $576,820
                                          ==========                                     ============

Liabilities and Stockholders' Equity
---------------------------------------
Deposits:
    Interest-bearing demand accounts...     $108,606            896          1.66%           $101,636      $ 1,037          2.06%
    Certificates of deposit............      247,296          7,257          5.92%            198,240        5,328          5.42%
    Money market savings accounts......       48,295            834          3.48%             44,646          740          3.34%
    Regular savings accounts...........       37,955            489          2.60%             33,436          446          2.69%
                                          --------------------------------------------------------------------------------------
          Total interest-bearing deposits    442,152          9,476          4.32%            377,958        7,551          4.03%
Federal funds purchased and securities
sold under agreements to repurchase....       62,685          1,312          4.22%             47,987        1,188          4.99%
Note payable...........................        1,088             50          9.27%              9,380          318          6.84%
                                          --------------------------------------------------------------------------------------

          Total interest-bearing             505,925         10,838          4.32%            435,325        9,057          4.20%
           liabilities.................
Non-interest-bearing demand accounts...      102,369                                           90,974
Other non-interest-bearing liabilities.        4,232                                            4,502
                                          ----------                                     ------------
          Total liabilities............      612,526                                          530,801
Stockholders' equity...................       53,655                                           46,019
                                          ----------                                     ------------
          Total liabilities and
            Stockholders' equity.......     $666,181                                         $576,820
                                          ==========     ==========                      ============   ==========
Net interest income....................                     $16,956                                        $15,488
                                                         ==========                                     ==========
Net interest spread....................                                      9.39%                                         10.30%
Net interest margin....................                                      5.48%                                          5.87%
Ratio of average interest-earning assets
 to average interest-bearing liabilities                                   123.40%                                        122.19%


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

Rising and falling interest rate environments can have various impacts on a bank's net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank's various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of June 30, 2001, the Company's cumulative interest rate gap for the period up to three months was a positive $108.6 million for the period up to one year was a positive $123.5 million. Based solely on the Company's interest rate gap of twelve months or less, net income of the Company could be unfavorably impacted by decreases in interest rates or favorably impacted by increases in interest rates.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap of the Company's interest-earning assets and interest-bearing liabilities at June 30, 2001. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with accounting principles generally accepted in the United States of America. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

                                                                                  Three
                                                                                months to
                                                                   Less than    less than
                                                                     three         one       One to five     Over five
                                                                     months        year          years         years        Total
                                                                 -----------    ----------    ----------    ----------     --------
                                                                                      (Dollars in thousands)
Interest-earning assets:
  Investment securities.......................................      $ 74,908      $ 39,692      $ 35,042    $    7,820     $157,462
        Federal funds sold....................................         7,480            --            --            --        7,480
  Loans and leases:
    Commercial................................................        51,764        16,440        15,181         1,499       84,884
    Real estate...............................................       171,062        81,295       111,838        18,942      383,137
    Consumer..................................................         4,845         7,280        12,324           624       25,073
                                                                 -----------    ----------    ----------    ----------     --------
       Total interest-earning assets..........................       310,059       144,707       174,385        28,885      658,036
                                                                 -----------    ----------    ----------    ----------     --------
Interest-bearing liabilities:
  Savings and NOW accounts....................................        58,414            --            --       148,376      206,790
  Certificates of deposit of $100,000 or more.................        39,093        75,631        27,344           338      142,406
  Other time accounts.........................................        32,808        54,193        31,937           208      119,146
  Other interest-bearing liabilities..........................        71,110            --            --            --       71,110
                                                                 -----------    ----------    ----------    ----------     --------
       Total interest-bearing liabilities.....................       201,425       129,824        59,281       148,922      539,452
                                                                 -----------    ----------    ----------    ----------     --------
Interest rate gap.............................................       108,634        14,883      $115,104     ($120,037)    $118,584
                                                                 ===========    ==========    ==========    ==========     ========
Cumulative interest rate gap at June 30, 2001.................      $108,634      $123,517      $238,621    $  118,584
                                                                 ===========    ==========    ==========    ==========
Cumulative gap ratio at June 30, 2001.........................          1.54          1.37          1.61          1.22
                                                                 ===========    ==========    ==========    ==========


                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On June 8, 2001 the Company held its annual meeting of shareholders. At that meeting the following items were submitted to a vote of security holders:

1.  The following three directors were elected:

                                            Shares Voted
                                            ------------
            Name            Term         For        Withhold
-------------------------------------------------------------------
H. Patrick Dee             3 years    4,739,951      21,487
Leonard J. DeLayo, Jr.     3 years    4,739,951      21,487
Bradford M. Johnson        3 years    4,739,951      21,487

2. Proposal to approve amendments to the 1993 Stock Option Plan to increase the number of shares available for grant from 600,000 to 730,000, and to prohibit any reductions of the exercise price (repricing) of previously fixed stock option award under the plan. Votes: For 4,553,861; Against 156,192; Abstain 51,385.

3. Proposal to ratify the selection of KPMG LLP as the independent public accountants of the Company. Votes: For 4,690,888; Against 34,246; Abstain 36,305.

Item 6.  Exhibits and Reports on Form 8-K
None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       FIRST STATE BANCORPORATION

Date: August 10, 2001    Michael R. Stanford
                       ---------------------------------------------------------
                         Michael R. Stanford, President & Chief Executive
                         Officer

Date: August 10, 2001    H. Patrick Dee
                       ---------------------------------------------------------
                         H. Patrick Dee, Executive Vice President & Chief
                         Operating Officer

Date: August 10, 2001    Brian C. Reinhardt
                       ---------------------------------------------------------
                         Brian C. Reinhardt, Executive Vice President and Chief
                         Financial Officer