Form 10-Q
period 2001-09-30
FIRST STATE BANCORPORATION
filed 2001-11-09
CIK 897861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.
                                                        or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [XX] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,999,868 shares of common stock, no par value, outstanding as of November 01, 2001.

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


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 None

Item 2.  Changes in Securities and Use of Proceeds                         None

Item 3.  Defaults Upon Senior Securities                                   None

Item 4.  Submission of Matters to a Vote of Security Holders               None

Item 5.  Other Information                                                 None

Item 6.  Exhibits and Reports on Form 8-K                                  None

     SIGNATURES                                                              14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                                   (unaudited)

                                 Assets                                         September 30, 2001       December 31, 2000
                                 ------                                         ------------------       -----------------
Cash and due from banks                                                            $  28,224,109           $  27,082,529
Interest-bearing deposits with banks                                                  28,601,318               6,384,492
Federal funds sold                                                                            --               5,400,000
                                                                                   -------------           -------------
     Total cash and cash equivalents                                                  56,825,427              38,867,021
Investment securities:
     Held to maturity (at amortized cost, market value of $44,068,484 at
       September  30, 2001, and $39,884,667 at December 31, 2000)                     43,354,768              39,574,228
     Available for sale (at market, amortized cost of $119,318,378 at
            September 30, 2001, and $94,837,331 at December 31, 2000)                121,162,784              94,834,722
                                                                                   -------------           -------------
     Total investments                                                               164,517,552             134,408,950
                                                                                   -------------           -------------
Loans net of unearned interest                                                       524,560,075             460,083,579
Less allowance for loan losses                                                         6,978,948               6,307,588
                                                                                   -------------           -------------
     Net loans                                                                       517,581,127             453,775,991
Premises and equipment                                                                14,400,663              12,751,108
Accrued interest receivable                                                            3,821,878               4,501,193
Other real estate owned                                                                  498,693               2,016,412
Goodwill, net                                                                            386,903                 465,058
Other assets                                                                           5,863,790               5,942,988
                                                                                   -------------           -------------
     Total assets                                                                  $ 763,896,033           $ 652,728,721
                                                                                   =============           =============

                  Liabilities and Stockholders' Equity
                  ------------------------------------
Liabilities:
  Deposits:
     Non-interest-bearing                                                          $ 119,515,138           $  98,628,158
     Interest-bearing                                                                500,550,056             429,780,077
                                                                                   -------------           -------------
          Total deposits                                                             620,065,194             528,408,235
Securities sold under agreements to repurchase                                        81,779,055              67,769,015
Other liabilities                                                                      3,567,497               4,131,766
Long-term debt                                                                         1,062,588               1,102,114
                                                                                   -------------           -------------
          Total liabilities                                                          706,474,334             601,411,130
Stockholders' equity:
     Common stock, no par value, 20,000,000 shares authorized and issued
       5,216,106 at September 30, 2001 and 5,202,630
         at December 31, 2000                                                         30,103,497              29,902,538
     Treasury stock, at cost (322,550 shares at September 30, 2001 and
       309,550 at December 31, 2000)                                                  (4,275,788)             (4,076,662)
     Retained earnings                                                                30,376,684              25,493,437
     Accumulated other comprehensive gains (losses) -
       Unrealized gain (loss) on investment securities available for sale              1,217,306                  (1,722)
                                                                                   -------------           -------------
       Total stockholders' equity                                                     57,421,699              51,317,591
                                                                                   -------------           -------------
       Total liabilities and stockholders' equity                                  $ 763,896,033           $ 652,728,721
                                                                                   =============           =============
Book value per share                                                               $       11.73           $       10.49
                                                                                   =============           =============
Tangible book value per share                                                      $       11.66           $       10.39
                                                                                   =============           =============

See accompanying notes to unaudited consolidated condensed financial statements.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
                 Consolidated Condensed Statements of Operations
        For the three and nine months ended September 30, 2001 and 2000
                                   (unaudited)

                                                     Three months ended  Three months ended  Nine months ended    Nine months ended
                                                     September 30, 2001  September 30, 2000  September 30, 2001   September 30, 2001
                                                     ------------------  ------------------  ------------------   ------------------
Interest Income:
 Interest and fees on loans                             $ 11,850,663        $ 11,157,766        $ 35,210,713        $ 31,909,386
 Interest on investment securities:
    Taxable                                                2,054,584           2,048,011           6,030,198           5,396,242
    Nontaxable                                                42,016              46,317             133,875             149,889
    Federal funds sold                                        24,265              60,739             113,605             264,384
    Interest-bearing deposits with banks                     203,627             128,466             480,855             266,292
                                                        ------------        ------------        ------------        ------------
       Total interest income                              14,175,155          13,441,299          41,969,246          37,986,193
                                                        ------------        ------------        ------------        ------------
Interest expense:
  Deposits                                                 4,504,047           4,424,895          13,979,896          11,975,571
  Short-term borrowings                                      566,102             903,775           1,877,377           2,091,892
  Long-term debt                                              25,069              26,208              76,002             344,127
                                                        ------------        ------------        ------------        ------------
    Total interest expense                                 5,095,218           5,354,878          15,933,275          14,411,590
                                                        ------------        ------------        ------------        ------------
         Net interest income before provision
           for loan losses                                 9,079,937           8,086,421          26,035,971          23,574,603
  Provision for loan losses                                  627,000             625,002           1,758,500           1,850,006
                                                        ------------        ------------        ------------        ------------
         Net interest income after provision
           for loan losses                                 8,452,937           7,461,419          24,277,471          21,724,597
                                                        ------------        ------------        ------------        ------------
Non-interest income:
  Service charges on deposit accounts                        712,533             625,851           2,147,416           1,781,542
  Other banking service fees                                 121,541             112,379             363,499             325,644
  Credit card transaction fees                               907,371             681,757           2,325,314           1,781,514
  Operating lease income                                       4,896               9,046              20,958             123,868
  Gain (loss) on call/sale of investment securities           10,523                  --              47,260            (333,142)
  Gain on sale of leasing division                                --                  --                  --             879,078
  Gain on sale of mortgage loans                             504,725             190,098           1,178,768             443,563
  Other                                                      224,389             223,324             616,640             630,060
                                                        ------------        ------------        ------------        ------------
    Total non-interest income                              2,485,978           1,842,455           6,699,855           5,632,127
                                                        ------------        ------------        ------------        ------------
Non-interest expenses:
  Salaries and employee benefits                           3,440,991           2,946,331           9,886,653           8,747,906
  Occupancy                                                  897,452             774,263           2,558,333           2,314,335
  Data Processing                                            367,133             308,597           1,022,051             882,609
  Credit card interchange                                    474,096             356,441           1,202,708             918,265
  Equipment                                                  571,975             471,586           1,544,049           1,409,716
  Leased equipment depreciation                                   --                  --                  --              70,241
  Legal, accounting, and consulting                          147,464             193,882             406,093             600,590
  Marketing                                                  394,983             316,040           1,123,693             956,108
  Other real estate owned expenses                            35,629              12,229             218,240              59,011
  Amortization of goodwill                                    26,051              26,051              78,154              78,154
  Other                                                    1,307,902           1,230,026           3,602,251           3,488,026
                                                        ------------        ------------        ------------        ------------
    Total non-interest expenses                            7,663,676           6,635,446          21,642,225          19,524,961
                                                        ------------        ------------        ------------        ------------
        Income before income taxes                         3,275,239           2,668,428           9,335,101           7,831,763
Income tax expense                                         1,185,497             876,872           3,349,817           2,658,316
                                                        ------------        ------------        ------------        ------------
      Net income                                        $  2,089,742        $  1,791,556        $  5,985,284        $  5,173,447
                                                        ============        ============        ============        ============
Basic earnings per share                                $       0.43        $       0.37        $       1.22        $       1.06
                                                        ============        ============        ============        ============
Diluted earnings per share                              $       0.41        $       0.36        $       1.19        $       1.04
                                                        ============        ============        ============        ============
Dividends per common share                              $       0.09        $       0.07        $       0.25        $       0.20
                                                        ============        ============        ============        ============

See accompanying notes to unaudited consolidated condensed financial statements.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
            Consolidated Condensed Statements of Comprehensive Income
        For the three and nine months ended September 30, 2001 and 2000
                                   (unaudited)

                                                           Three months     Three months       Nine months      Nine months
                                                              ended            ended              ended            ended
                                                          September 2001   September 2000     September 2001   September 2000
                                                          --------------   --------------     --------------   --------------
Net Income                                                  $2,089,742        $1,791,556        $5,985,284        $5,173,447
Other comprehensive income net of tax-
     Unrealized holding gains (losses) on securities
           available for sale arising during period            560,874           364,900         1,219,028           198,439
Less - Reclassification adjustment for losses
      included in  net income                                       --                --                --           219,873
                                                            ----------        ----------        ----------        ----------
Total comprehensive income                                  $2,650,616        $2,156,456        $7,204,312        $5,591,759
                                                            ==========        ==========        ==========        ==========

See accompanying notes to unaudited consolidated condensed financial statements

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
        For the three and nine months ended September 30, 2001 and 2000
                                   (unaudited)

                                                                 Three Months     Three Months    Nine Months      Nine Months
                                                                    ended            ended           ended            ended
                                                                 September 30,    September 30,   September 30,    September 30,
                                                                      2001             2000           2001             2000
                                                                 -------------    -------------   -------------    -------------
Cash flows from operating activities:
Net Income                                                       $   2,089,742    $   1,791,556   $   5,985,284    $   5,173,447
                                                                 -------------    -------------   -------------    -------------
Adjustments to reconcile net income to net cash provided by
 operations:
    Provision for loan losses                                          627,000          625,002       1,758,500        1,850,006
    Provision for decline in value of other real estate owned               --               --          95,114           17,599
    Depreciation and amortization                                      409,266          185,603       1,394,926          615,368
    Losses on sales of investment securities                                --               --              --          333,142
    Gain of sale of Leasing Division                                        --               --              --         (879,078)
    (Increase) decrease in accrued interest receivable                 177,474         (130,694)        679,315       (1,093,384)
    (Increase) decrease in other assets, net                            34,511          124,610        (548,787)      (1,177,322)
    Increase (decrease) in other liabilities, net                       20,632          (79,635)       (440,822)         484,473
                                                                 -------------    -------------   -------------    -------------
      Total adjustments                                              1,268,883          724,886       2,938,246          150,804
                                                                 -------------    -------------   -------------    -------------
          Net cash provided by operating activities                  3,358,625        2,516,442       8,923,530        5,324,251
                                                                 -------------    -------------   -------------    -------------

Cash flows from investing activities:
   Net increase in loans                                           (31,982,708)     (22,806,307)    (66,461,045)     (75,336,046)
   Proceeds from the sale of leases                                         --               --              --       64,427,001
   Purchases of investment securities available for sale           (61,213,600)      (5,531,470)   (108,404,100)     (37,433,405)
   Maturities of investment securities available for sale           14,040,613        1,031,266      83,948,542        1,083,154
   Purchases of investment securities held to maturity             (76,475,000)     (30,817,767)   (238,602,455)    (146,923,365)
   Maturities of investment securities held to maturity            117,594,756       33,475,939     234,925,824      136,498,153
   Sale of investment securities available for sale                         --               --              --       11,936,858
   Purchases of premises and equipment                                (846,870)         (54,246)     (3,095,726)        (973,557)
   Sales of premises and equipment                                          --               --              --          125,038
   Sales of other real estate owned                                  1,234,753          188,859       2,320,014          505,298
                                                                 -------------    -------------   -------------    -------------
         Net cash used in investing activities                     (37,648,056)     (24,513,726)    (95,368,946)     (46,090,871)
                                                                 -------------    -------------   -------------    -------------

Cash flows from financing activities:
  Net increase in interest-bearing deposits                         32,207,553        6,025,100      70,769,979       24,359,470
  Net increase in non-interest-bearing deposits                      2,165,219        2,037,914      20,886,980       11,526,331
  Net increase in securities sold under repurchase agreements       10,668,674       10,410,624      14,010,040       23,385,267
  Payments on long-term debt                                           (13,467)         (12,328)        (39,526)         (36,184)
  Federal Home Loan Bank repayments                                         --               --              --      (10,000,000)
  Federal Funds purchased, net                                              --        2,150,000              --       (2,750,000)
  Common stock issued                                                   65,875          107,984         200,959          278,252
  Dividends paid                                                      (441,486)        (340,577)     (1,225,484)        (953,130)
  Purchase of treasury stock                                                --               --        (199,126)      (1,064,631)
                                                                 -------------    -------------   -------------    -------------
         Net cash provided by financing activities                  44,652,368       20,378,717     104,403,822       44,745,375
                                                                 -------------    -------------   -------------    -------------
   Increase (decrease) in cash and cash equivalents                 10,362,937       (1,618,567)     17,958,406        3,978,755
Cash and cash equivalents at beginning of period                    46,462,490       28,323,183      38,867,021       22,725,861
                                                                 -------------    -------------   -------------    -------------
Cash and cash equivalents at end of period                       $  56,825,427    $  26,704,616   $  56,825,427    $  26,704,616
                                                                 =============    =============   =============    =============
Supplemental disclosure of noncash investing and financing
 activities:
  Additions to other real estate owned in settlement of loans    $     129,075    $   1,726,794   $   1,472,902    $   1,923,394
                                                                 =============    =============   =============    =============
  Additions to loans in settlement of other real estate owned               --               --   $     575,493               --
                                                                 =============    =============   =============    =============

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

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share for the quarters and nine month periods ended September 30:

                                                                Quarter Ended September 30,
                                                     2001                                          2000
                                    ----------------------------------------    -----------------------------------------
                                       Income        Shares        Per Share       Income          Shares       Per Share
                                    (Numerator)   (Denominator)     Amount      (Numerator)    (Denominator)     Amount
                                    -----------   -------------   ----------    -----------    -------------   ----------
Basic EPS:
   Net income available to
   common stockholders              $2,089,742      4,891,859     $     0.43     $1,791,556      4,865,030     $     0.37
                                                                  ==========                                   ==========
Effect of dilutive securities -
   Options                                            168,504                                      114,094
Diluted EPS:
                                    ----------     ----------     ----------     ----------     ----------     ----------
Net income available to
   common stockholders              $2,089,742      5,060,363     $     0.41     $1,791,556      4,979,124     $     0.36
                                    ==========     ==========     ==========     ==========     ==========     ==========

                                                                     Nine Months Ended September 30,
                                                        2001                                              2000
                                    -----------------------------------------------     --------------------------------------------
                                       Income           Shares          Per Share          Income          Shares         Per Share
                                    (Numerator)      (Denominator)        Amount         (Numerator)    (Denominator)       Amount
                                    ------------     -------------     ------------     ------------    -------------    -----------
Basic EPS:
   Net income available to
   common stockholders              $  5,985,284         4,893,038     $       1.22     $  5,173,447       4,883,525     $      1.06
                                                                       ============                                      ===========
Effect of dilutive securities -
   Options                                                 149,411                                           114,787
Diluted EPS:
                                    ------------     -------------     ------------     ------------     -----------     -----------
Net income available to
   common stockholders              $  5,985,284         5,042,449     $       1.19     $  5,173,447       4,998,312     $      1.04
                                    ============     =============     ============     ============     ===========     ===========

3. SALE OF LEASING DIVISION

On March 1, 2000, the Company closed the sale of its subsidiary bank's commercial leasing division. The sale resulted in $63.7 million of leases being sold. The gain on the sale amounted to approximately $879,000, net of transaction costs. The proceeds from the sale were used to purchase investment securities, fund loan demand, and reduce short-term borrowings.

4. TREASURY STOCK

The Company's Board of Directors has authorized management to purchase up to 525,000 shares of its common stock. As of September 30, 2001, management has purchased 322,550 shares including 13,000 shares totaling $199,126 during the first nine months of 2001. Management intends to purchase additional shares the amount of which will be determined by cash available for dividends from the subsidiary bank.

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

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $360,892. Amortization expense related to goodwill was $104,206 and $78,154 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED CONDENSED BALANCE SHEETS

The Company's total assets increased by $111.2 million from $652.7 million as of December 31, 2000, to $763.9 million as of September 30, 2001 due to increased market share and deposit growth in the Company's market areas. For the first nine months of 2001, net loans increased by $63.8 million from $453.8 million to $517.6 million, while investment securities increased by $30.1 million from $134.4 million to $164.5 million. Much of this growth resulted from the increase in deposits and customer repurchase agreements described below. Interest-bearing deposits with banks increased $22.2 million from $6.4 million at December 31, 2000 to $28.6 million at September 30, 2001. For the first nine months of 2001, premises and equipment increased $1.6 million from $12.8 million to $14.4 million. Approximately $770,000 of the increase was due to the addition of two new branches in the second quarter of 2001.

The following table presents the amounts of loans of the Company, by category, at the dates indicated.

                                    September 30, 2001                December 31, 2000                 September 30, 2000
                                -------------------------         -------------------------         -------------------------
                                                                        (in thousands)
                                 Amount              %             Amount             %              Amount              %
                                --------         --------         --------         --------         --------         --------
Commercial                      $ 88,475             16.8%        $ 82,901             18.0%        $ 79,556             18.1%
Real estate-mortgage             319,518             60.9%         284,450             61.8%         267,620             60.9%
Real estate-construction          91,024             17.4%          68,282             14.9%          68,186             15.5%
Consumer and other                25,543              4.9%          24,451              5.3%          23,933              5.5%
                                --------         --------         --------         --------         --------         --------
                                $524,560            100.0%        $460,084            100.0%        $439,295            100.0%
                                ========         ========         ========         ========         ========         ========

The decline in interest rates during the first nine months of 2001 has spurred an increase in demand for construction financing, that coupled with local competitors exiting the market, accounts for a significant portion of the $22.7 million dollar increase in real estate-construction lending.

Deposits, which are the Company's main source of funds for loans, investments, and federal funds sold, increased by $91.7 million from $528.4 million as of December 31, 2000, to $620.1 million as of September 30, 2001. Management believes that a significant portion of the Company's deposit growth is a result of recent acquisition and divestiture activity by large out of state banks in the Company's largest market area and a portion as a result of the national trend of deposit growth resulting from investors exiting the equity market. Customer repurchase agreements increased $14.0 million from $67.8 million to $81.8 million at September 30, 2001 compared to December 31, 2000. The following table represents customer deposits, by category, at the dates indicated.

                                                      September 30, 2001         December 31, 2000          September 30, 2000
                                                     ---------------------     ---------------------      ---------------------
                                                                                  (in thousands)
                                                      Amount         %          Amount         %           Amount          %
                                                     --------     --------     --------     --------      --------     --------
Non-interest-bearing                                 $119,515         19.2%    $ 98,628         18.7%     $100,830         20.2%
Interest-bearing demand                               121,621         19.6%     123,316         23.3%      100,856         20.2%
Money market savings                                   54,277          8.8%      46,939          8.9%       48,010          9.6%
Regular savings                                        41,552          6.7%      35,654          6.7%       35,089          7.0%
Certificates of deposit less than $100,000            119,005         19.2%     108,786         20.6%      101,232         20.3%
Certificates of deposit greater than $100,000         164,095         26.5%     115,085         21.8%      113,404         22.7%
                                                     --------     --------     --------     --------      --------     --------
                                                     $620,065        100.0%    $528,408        100.0%     $499,421        100.0%
                                                     ========     ========     ========     ========      ========     ========

Management believes that the Company's ability to attract large customers away from larger competitors and the national trend toward increasing deposits are responsible for the increase in certificates of deposits greater than $100,000.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Net income for the Company for the three months ended September 30, 2001, was $2.09 million, an increase of $300,000 or 17% from $1.79 million for the same period of 2000. The increase in net income resulted from an increase in net interest income before provision for loan losses of $994,000 and an increase in other income of $644,000, partially offset by an increase in non-interest expense of $1.03 million and income taxes of $308,000. The Company's annualized return on average assets was 1.12% for the three months ended September 30, 2001, compared to 1.17% for the same period of 2000.

The net interest income before the provision for loan losses increased $994,000 to $9.1 million for the third quarter of 2001 compared to $8.1 million for the third quarter of 2000. This increase was composed of a $734,000 increase in total interest income and a $260,000 decrease in total interest expense. The increase in interest income was composed of an increase of $3.1 million due to increased average interest earning assets of $130.7 million, offset by $2.3 million due to a 1.35% decrease in the yield on average interest earning assets. The decrease in total interest expense was composed of an increase of $1.3 million due to increased average interest-bearing liabilities of $102.9 million, offset by $1.6 million due to a 1.02% decrease in the cost of interest-bearing liabilities.

The decrease in yield on interest earning assets and cost of interest-bearing liabilities is a direct result of the 350 basis point decrease in prime rate resulting from the Federal Reserve Bank's reductions in interest rates during the first nine months of 2001. To a lesser degree, the yield on earning assets decreased as a result of the increase in lower yielding investment securities 26% relative to the increase in loans 19%, resulting from rapid deposit growth. These factors resulted in a net interest margin reduction in 2001 to 5.16% compared to 5.65% for 2000. Management believes that further reductions in interest rates will further reduce the net interest margin.

The provision for loan losses was $627,000 for the third quarter of 2001, compared to $625,002 for the third quarter of 2000. Net charge-offs for the third quarter of 2001 were $388,000 compared to $489,000 for the third quarter of 2000. Management provides for loan losses based upon its judgments concerning the adequacy of the allowance for loan losses considering such factors as loan growth, delinquency trends, previous charge-off experience, and local and national economic conditions.

Total non-interest income increased by $644,000 to $2.5 million for the three months ended September 30, 2001, compared to $1.8 million for the same period of 2000. The increase was primarily composed of a $315,000 increase in gains on sales of mortgage loans, caused by greater new home construction and refinancing resulting from the lower interest rate environment, a $226,000 increase in credit card transaction fees resulting from increased transaction volume due to increased market share, and a $87,000 increase in service charges on deposits resulting from increased deposits.

Total non-interest expense increased by $1.1 million to $7.7 million for the third quarter of 2001, compared to $6.6 million for the same period of 2000. This increase was due partially to increases in salaries and employee benefits and occupancy expense. Salary and benefit expense increased $495,000 resulting from a $219,000 increase in mortgage loan commissions, $117,000 from two new branches opened during the second quarter, and the Company's overall growth and annual salary increases. Occupancy expense increased $123,000, of which $90,000 resulted from the two new branches opened during 2001.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Net income for the Company for the nine months ended September 30, 2001, was $6.0 million, an increase of $812,000 or 16% from $5.2 million for the same period of 2000. The increase in net income resulted from an increase in net interest income before provision for loan losses of $2.5 million and an increase in other income of $1.1 million, partially offset by an increase in non-interest expense of $2.1 million and income taxes of $692,000. The Company's annualized return on average assets was 1.16% for the nine months ended September 30, 2001, compared to 1.17% for the same period of 2000.

The net interest income before the provision for loan losses increased $2.4 million to $26.0 million for the nine months ended September 30, 2001 compared to $23.6 million for the same period of 2000. This increase was composed of a $4.0 million increase in total interest income offset by a $1.5 million increase in total interest expense. The increase in interest income was composed of an increase of $7.4 million due to increased average interest earning assets of $102.3 million offset by $3.4 million due to a 0.65% decrease in the yield on average interest earning assets. The increase in total interest expense was due to a $2.9 million increase resulting from a $81.5 million increase in average interest bearing liabilities and an $1.4 million decrease due to a 0.28% decrease in the cost of interest bearing liabilities.

The provision for loan losses was $1.8 million for the first nine months of 2001, compared to $1.9 million for the first nine months of 2000. Net charge-offs for the nine months ended September 30, 2001 were $1.1 million compared to $1.3 million for the nine months ended September 30, 2000. The allowance for loan losses to total loans was 1.33% and the allowance for loan losses to non-performing loans was 262% at September 30, 2001, compared to allowance for loan losses to total loans of 1.36% and the allowance for loan losses to non-performing loans of 241% at September 30, 2000. Total non-performing assets to total assets were 0.41% at September 30, 2001, compared to 0.94% at September 30, 2000.

The decrease in yield on interest earning assets and cost of interest-bearing liabilities is a direct result of the 350 basis point decrease in prime rate resulting from the Federal Reserve Bank's reductions in interest rates during the first nine months of 2001. To a lesser degree, the yield on earning assets decreased as a result of the increase in lower yielding investment securities 26% relative to the increase in loans 19%, resulting from rapid deposit growth. These factors resulted in a net interest margin reduction in 2001 to 5.36% compared to 5.76% for 2000. Management believes that further reductions in interest rates will further reduce the net interest margin.

Total non-interest income increased by $1.1 million to $6.7 million for the nine months ended September 30, 2001, compared to $5.6 million for the same period of 2000. For the first nine months of 2001 compared to the first nine months of 2000, the gain on sale of mortgage loans increased $735,000 caused by greater new home construction and refinancing resulting from the lower interest rate environment, credit card transaction fees increased $544,000 resulting from increased transaction volume due to increased market share, and service charges on deposit accounts increased $366,000 as a result of increased deposits. Included in total other income for 2000 was a $879,000 gain on the sale of the leasing division, a loss of $333,000 on securities sold, and $115,000 of operating lease income.

Total non-interest expense increased by $2.1 million to $21.6 million for the nine months ended September 30, 2001, compared to $19.5 million for the same period of 2000. This increase was due partially to $1.1 million in salary expense resulting from a $516,000 increase in mortgage loan commissions, $191,000 from the two new branches opened in the second quarter of 2001, and the Company's overall growth and annual salary increases. Occupancy expense grew $244,000, $165,000 related to the two new branches opened in the second quarter. Credit card interchange expense grew $284,000 as a result of increased volume, and other real estate owned expense grew $159,000 as a result of $95,114 in charge-offs during the first nine months of 2001.

ALLOWANCE FOR LOAN LOSSES

The following tables set forth the allowance for loan losses and non-performing assets.

                                                                         (Dollars in thousands)
                                                       -----------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES:                             September 30, 2001   December 31, 2000   September 30, 2000
                                                       ------------------   -----------------   ------------------
Balance beginning of period                                  $ 6,307             $ 5,387             $ 5,387
Provision for loan losses                                      1,759               2,475               1,850
Net charge-offs                                                1,087               1,555               1,264
                                                             -------             -------             -------
Balance end of period                                        $ 6,979             $ 6,307             $ 5,973
                                                             =======             =======             =======
Allowance for loan losses to total loans                        1.33%               1.37%               1.36%
Allowance for loan losses to non-performing loans                262%                325%                241%

NON-PERFORMING ASSETS:
Accruing loans - 90 days past due                            $    11             $     6             $    35
Non-accrual loans                                              2,655               1,937               2,439
                                                             -------             -------             -------
Total non-performing loans                                     2,666               1,943               2,474
Other real estate owned                                          499               2,016               3,317
                                                             -------             -------             -------
Total non-performing assets                                  $ 3,165             $ 3,959             $ 5,791
                                                             =======             =======             =======
Potential problem loans                                      $12,229             $ 5,053             $ 4,113
                                                             =======             =======             =======
Total non-performing assets to total assets                     0.41%               0.61%               0.94%

During the first nine months of 2001, the Company's potential problem loans have increased by approximately $7.2 million. Included in that increase are five (5) lending relationships totaling $6.9 million with balances in excess of $500,000. These loans are secured by first mortgages on various types of real estate collateral with an estimated value of $10.3 million. Management is continually monitoring these lending relationships and does not believe they currently pose a threat to the adequacy of the allowance for loan losses.

LIQUIDITY AND CAPITAL EXPENDITURES

The Company's primary sources of funds are customer deposits, loan repayments, and maturities of investment securities. The Company has additional sources of liquidity in the form of borrowings. Borrowings include federal funds purchased, securities sold under repurchase agreements and borrowings from the Federal Home Loan Bank.

FORWARD-LOOKING STATEMENTS

Statements that are forward-looking are not historical facts, and involve risks and uncertainties that could cause the Company's results to differ materially from those in any forward-looking statements. These risks include the effect changes in economic conditions may have on overall loan quality, deterioration in borrowers ability to make scheduled debt payments, changes in net interest margin due to changes in interest rates, possible loss of key personnel, need for additional capital should the Company experience faster than anticipated growth, factors which could affect the Company's ability to compete in its trade areas, and changes in regulations and governmental policies.

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

                                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                                        2001                                    2000
                                                      -------------------------------------     -----------------------------------
                                                                      INTEREST      AVERAGE                   INTEREST      AVERAGE
                                                       AVERAGE       INCOME OR       YIELD       AVERAGE      INCOME OR      YIELD
                                                       BALANCE        EXPENSE       OR COST      BALANCE       EXPENSE      OR COST
                                                      ---------      ---------      -------     ---------     ---------     -------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
Loans and leases:
    Commercial ...................................    $  86,100      $   1,828        8.42%     $  76,316     $   1,921       9.99%
    Real estate--mortgage ........................      311,337          6,932        8.83%       254,530         6,319       9.85%
    Real estate--construction ....................       79,870          1,914        9.51%        69,550         2,041      11.64%
    Consumer .....................................       25,585            733       11.37%        22,930           674      11.66%
    Leases .......................................           --             --          --              4            --         --
    Mortgage .....................................        6,574            444       26.80%         2,934           203      27.45%
    Other ........................................          571             --          --            446            --         --
                                                      ---------      ---------      ------      ---------     ---------     ------
      Total loans and leases .....................      510,037         11,851        9.22%       426,710        11,158      10.37%
Allowance for loan and lease losses ..............       (7,027)        (6,216)
Securities:
    U.S. government and mortgage-backed ..........      154,781          2,032        5.21%       122,981         2,012       6.49%
    State and political subdivisions:
      Nontaxable .................................        3,699             42        4.50%         4,130            46       4.42%
      Other ......................................        2,261             22        3.86%         2,165            36       6.60%
                                                      ---------      ---------      ------      ---------     ---------     ------
     Total securities ............................      185,507          2,096        5.17%       129,276         2,094       6.43%
Interest-bearing deposits with banks .............       24,766            204        3.27%         7,783           128       6.52%
                                                      ---------      ---------      ------      ---------     ---------     ------
Federal funds sold ...............................        2,641             24        3.61%         3,748            61       6.46%
                                                      ---------      ---------      ------      ---------     ---------     ------
     Total interest-earning assets ...............      698,185         14,175        8.05%       567,517        13,441       9.40%
Non-interest-earning assets:
Cash and due from banks ..........................       25,934                                    20,933
Other ............................................       25,980                                    26,225
                                                      ---------                                 ---------
     Total non-interest-earning assets ...........       51,914                                    47,157
                                                      ---------                                 ---------
     Total assets ................................    $ 743,072                                 $ 608,459
                                                      =========                                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Interest-bearing demand accounts .............    $ 114,864      $     385        1.33%     $ 102,688     $     603       2.33%
    Certificates of deposit ......................      273,651          3,562        5.16%       209,427         3,104       5.88%
    Money market savings accounts ................       53,016            354        2.65%        49,592           462       3.70%
    Regular savings accounts .....................       40,764            203        1.98%        34,475           256       2.95%
                                                      ---------      ---------      ------      ---------     ---------     ------
          Total interest-bearing deposits ........      482,295          4,504        3.71%       396,182         4,425       4.43%
Federal funds purchased and securities sold
 under agreements to repurchase ..................       80,169            566        2.80%        63.380           904       5.66%
Note payable .....................................        1,069             25        9.28%         1,120            26       9.21%
                                                      ---------      ---------      ------      ---------     ---------     ------
          Total interest-bearing liabilities .....      563,533          5,095        3.59%       460,682         5,355       4.61%
Non-interest-bearing demand accounts .............      119,028                                    95,348
Other non-interest-bearing liabilities ...........        4,008                                     4,638
                                                      ---------                                 ---------
          Total liabilities ......................      686,569                                   560,668
Stockholders' equity .............................       56,503                                    47,791
                                                      ---------                                 ---------
          Total liabilities and
            stockholders' equity .................    $ 743,072                                 $ 608,459
                                                      =========      ---------                  =========     ---------
Net interest income ..............................                   $   9,080                                $   8,086
                                                                     =========                                =========
Net interest spread ..............................                                    4.46%                                   4.79%
Net interest margin ..............................                                    5.16%                                   5.65%
Ratio of average interest-earning assets to
  average interest-bearing liabilities ...........                                  123.89%                                 123.19%

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                        2001                                     2000
                                                       -------------------------------------     -----------------------------------
                                                                      INTEREST       AVERAGE                   INTEREST      AVERAGE
                                                        AVERAGE       INCOME OR       YIELD       AVERAGE      INCOME OR      YIELD
                                                        BALANCE        EXPENSE       OR COST      BALANCE       EXPENSE      OR COST
                                                       ---------      ---------      -------     ---------     ---------     -------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
Loans and leases:
    Commercial ...................................     $  82,590      $   5,611        9.08%     $  72,268     $   5,314       9.83%
    Real estate--mortgage ........................       297,779         20,829        9.35%       240,449        17,447       9.70%
    Real estate--construction ....................        72,892          5,576       10.23%        67,942         5,946      11.70%
    Consumer .....................................        24,997          2,141       11.45%        21,705         1,883      11.60%
    Leases .......................................             1             --          --         13,451           839       8.34%
    Mortgage .....................................         5,151          1,054       27.36%         1,871           480      34.30%
    Other ........................................           556             --          --            443            --         --
                                                       ---------      ---------      ------      ---------     ---------     ------
      Total loans and leases .....................       483,966         35,211        9.73%       418,129        31,909      10.20%
Allowance for loan and lease losses ..............        (6,814)                                   (5,900)
Securities:
    U.S. government and mortgage-backed ..........       139,291          5,944        5.71%       110,843         5,271       6.36%
    State and political subdivisions:
      Nontaxable .................................         3,932            134        4.56%         4,425           150       4.53%
      Taxable ....................................            --             --                         --            --         --
      Other ......................................         2,242             86        5.13%         2,128           125       7.85%
                                                       ---------      ---------      ------      ---------     ---------     ------
     Total securities ............................       145,465          6,164        5.67%       117,396         5,546       6.32%
Interest-bearing deposits with banks .............        16,288            481        3.95%         5,609           266       6.34%
                                                       ---------      ---------      ------      ---------     ---------     ------
Federal funds sold ...............................         3,425            113        4.41%         5,695           265       6.22%
                                                       ---------      ---------      ------      ---------     ---------     ------
     Total interest-earning assets ...............       649,144         41,969        8.64%       546,829        37,986       9.29%
Non-interest-earning assets:
Cash and due from banks ..........................        24,169                                    20,343
Other ............................................        25,538                                    26,137
                                                       ---------                                 ---------
     Total non-interest-earning assets ...........        49,707                                    46,480
                                                       ---------                                 ---------
     Total assets ................................     $ 692,037                                 $ 587,409
                                                       =========                                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Interest-bearing demand accounts .............     $ 110,698          1,281        1.55%     $ 101,993     $   1,639       2.15%
    Certificates of deposit ......................       256,154         10,819        5.65%       201,982         8,432       5.58%
    Money market savings accounts ................        49,882          1,188        3.18%        46,306         1,202       3.47%
    Regular savings accounts .....................        38,901            692        2.38%        33,784           703       2.78%
                                                       ---------      ---------      ------      ---------     ---------     ------
          Total interest-bearing deposits ........       455,635         13,980        4.10%       384,065        11,976       4.17%
Federal funds purchased and securities
sold under agreements to repurchase ..............        68,585          1,877        3.66%        53,144         2,092       5.26%
Note payable .....................................         1,082             76        9.39%         6,607           344       6.96%
                                                       ---------      ---------      ------      ---------     ---------     ------
          Total interest-bearing liabilities .....       525,302         15,933        4.06%       443,816        14,412       4.34%
Non-interest-bearing demand accounts .............       107,970                                    92,435
Other non-interest-bearing liabilities ...........         4,152                                     4,546
                                                       ---------                                 ---------
          Total liabilities ......................       637,424                                   540,797
Stockholders' equity .............................        54,613                                    46,612
                                                       ---------                                 ---------
          Total liabilities and
            stockholders' equity .................     $ 692,037                                 $ 587,409
                                                       =========      ---------                  =========     ---------
Net interest income ..............................                    $  26,036                                $  23,574
                                                                      =========                                =========
Net interest spread ..............................                                     4.58%                                   4.95%
Net interest margin ..............................                                     5.36%                                   5.76%
Ratio of average interest-earning assets to
  average interest-bearing liabilities ...........                                   123.58%                                 123.21%

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

Rising and falling interest rate environments can have various impacts on a bank's net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank's various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of September 30, 2001, the Company's cumulative interest rate gap for the period up to three months was a positive $93.7 million and for the period up to one year was a positive $136.1 million. Based solely on the Company's interest rate gap of twelve months or less, net income of the Company could be unfavorably impacted by decreases in interest rates or favorably impacted by increases in interest rates.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap of the Company's interest-earning assets and interest-bearing liabilities at September 30, 2001. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with accounting principles generally accepted in the United States of America. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

                                                                            THREE
                                                            LESS THAN     MONTHS TO
                                                              THREE     LESS THAN ONE  ONE TO FIVE   OVER FIVE
                                                             MONTHS         YEAR          YEARS         YEARS          TOTAL
                                                            ---------   -------------  -----------   ----------      ---------
                                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
     Investment securities ............................     $  46,129     $  79,933     $  33,474     $   4,981      $ 164,517
     Interest-bearing deposits with banks .............        28,601            --            --            --         28,601
     Federal funds sold ...............................            --            --            --            --             --
     Loans and leases:
        Commercial ....................................        51,863        18,560        16,442         1,610         88,475
        Real estate ...................................       199,877        72,479       120,531        17,655        410,542
        Consumer ......................................         4,863         7,422        12,574           684         25,543
                                                            ---------     ---------     ---------     ---------      ---------
             Total interest-earning assets ............       331,333       178,394       183,021        24,930        717,678
                                                            ---------     ---------     ---------     ---------      ---------
Interest-bearing liabilities:
     Savings and NOW accounts .........................        72,483            --            --       144,967        217,450
     Certificates of deposit of $100,000 or more ......        51,477        81,195        31,080           343        164,095
     Other time accounts ..............................        31,915        54,736        32,073           281        119,005
     Other interest-bearing liabilities ...............        81,779            --            --            --         81,779
                                                            ---------     ---------     ---------     ---------      ---------
             Total interest-bearing liabilities .......       237,654       135,931        63,153       145,591        582,329
                                                            ---------     ---------     ---------     ---------      ---------
Interest rate gap .....................................     $  93,679     $  42,463     $ 119,868     ($120,661)     $ 135,349
                                                            =========     =========     =========     =========      =========
Cumulative interest rate gap at September 30, 2001 ....     $  93,679     $ 136,142     $ 256,010     $ 135,349
                                                            =========     =========     =========     =========
Cumulative gap ratio at September 30, 2001 ............          1.39          1.36          1.59          1.23
                                                            =========     =========     =========     =========

                           PART II - OTHER INFORMATION

                                 NOT APPLICABLE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FIRST STATE BANCORPORATION

Date: November 9, 2001         By:  Michael R. Stanford
                               -------------------------------------------------
                               Michael R. Stanford, President & Chief Executive
                               Officer

Date: November 9, 2001         By:  H. Patrick Dee
                               -------------------------------------------------
                               H. Patrick Dee, Executive Vice President & Chief
                               Operating Officer

Date: November 9, 2001         By:  Brian C. Reinhardt
                               -------------------------------------------------
                               Brian C. Reinhardt, Executive Vice President and
                               Chief Financial Officer