Form 10-K405
period 2001-12-31
FIRST STATE BANCORPORATION
filed 2002-03-27
CIK 897861

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

For the fiscal year ended                 December 31, 2001
                         ------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from _______________________ to _____________________

Commission file number:        22-25144
                               FIRST STATE BANCORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             NEW MEXICO                                 85-0366665
-------------------------------------     -------------------------------------
   (State or other jurisdiction of                    (IRS Employer
   incorporation or organization)                    Identification No.)

          7900 JEFFERSON NE
       ALBUQUERQUE, NEW MEXICO                            87109
-------------------------------------     -------------------------------------
  (Address of principal executive
             offices)                                   (Zip Code)
Registrant's telephone number, including area code:   (505) 241-7500

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                    Name of each exchange on which
                                                   registered
                NONE                                       NONE
-------------------------------------     -------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock
-------------------------------------------------------------------------------
                                 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of the delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates as of March 15, 2002 was $101,578,134 based upon a price of $23.25 per share.

As of March 15, 2002, there were 4,888,837 shares of common stock issued and outstanding.

                                TABLE OF CONTENTS
                                -----------------

    PART I                                                                 Page
  ----------                                                              ------

    Item 1:          Business..............................................   3

    Item 2:          Properties............................................   8

    Item 3:          Legal Proceedings.....................................   9

    Item 4:          Submission of Matters to a Vote of Security Holders...   9

   PART II
 -----------

    Item 5:          Market for Registrant's Common Equity and Related
                     Stockholder Matters...................................   9

    Item 6:          Selected Financial Data...............................  10

    Item 7:          Management's Discussion and Analysis of Financial
                     Condition and Results of Operations...................  10

    Item 7A:         Quantitative and Qualitative Disclosures About Market
                     Risk..................................................  10

    Item 8:          Financial Statements and Supplementary Data...........  10

    Item 9:          Changes in and Disagreements With Accountants on
                     Accounting and Financial Disclosure...................  10

    PART III
  ------------

    Item 10:         Directors and Executive Officers of the Registrant....  11

    Item 11:         Executive Compensation................................  13

    Item 12:         Security Ownership of Certain Beneficial Owners and
                     Management............................................  17

    Item 13:         Certain Relationships and Related Transactions........  18

    PART IV
  -----------

    Item 14:         Exhibits, Financial Statement Schedules, and Reports
                     on Form 8-K...........................................  19

FORWARD-LOOKING STATEMENTS

This document includes forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The discussions regarding our growth strategy, competition, and response to consolidation in the banking industry include forward-looking statements. Other forward-looking statements can be identified by the use of forward-looking words such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statement. Some factors include fluctuations in interest rates, inflation, government regulations, loss of key personnel, faster or slower that anticipated growth, economic conditions, competition's responses to the Company's marketing strategy, and competition in the geographic and business areas in which we conduct our operations.

                                      PART I

ITEM 1:  BUSINESS.

THE COMPANY

First State Bancorporation is a New Mexico-based bank holding company that provides commercial banking services to businesses through its subsidiary bank, First State Bank of Taos ("First State Bank" which, together with First State Bancorporation, is referred to herein as the "Company" unless the content indicates otherwise). The Company operates three offices in Taos, eight offices in Albuquerque, two offices in Santa Fe, and one office each in Rio Rancho, Los Lunas, Bernalillo, Questa, Placitas, Moriarty, and Belen, New Mexico. First State Bank, the largest bank in Taos County, has operated in the county since 1922. The Company acquired three Albuquerque branches in 1991 by merging the business operations of First State Bank with an affiliated bank. The Company entered the Santa Fe market with the acquisition of First State Bank of Santa Fe (the "Santa Fe Bank") on December 1, 1993. The Santa Fe Bank was merged into First State Bank on June 5, 1994. See "-- History." At December 31, 2001, the Company had total assets, total deposits, and total stockholders' equity of $828 million, $685 million, and $58 million, respectively.

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

Management believes that the Company is well qualified to pursue an aggressive growth strategy throughout New Mexico due to its responsive customer service, its streamlined management structure, the strong community involvement of the Company's management and employees, and the disruption caused by sales of banks with New Mexico operations to other banks with headquarters outside New Mexico. Continued consolidation in the banking industry has led to the acquisition of banks with significant market share in New Mexico by large out-of-state institutions. See "--Growth Strategy." Management believes that, in many cases, the acquiring institutions have shifted the focus of the acquired banks away from the local businesses and governments that are at the core of the Company's marketing efforts. The Company intends to continue capitalizing on this environment by expanding internally and through de novo branching opportunities, and select acquisitions.

Management believes that the changes in the competitive environment have created expansion opportunities for the Company. These opportunities are primarily centered in the Albuquerque metropolitan area and Santa Fe markets. The Company has added staff to service the additional volume of loans and deposits obtained as a result of expansion in these marketplaces. The level of any additional staffing and related expenses will depend on the magnitude of continued growth. In addition, the Company will consider potential in market acquisition targets that complement the Company's existing operations and provide economies of scale when combined with its existing locations. See "--Growth Strategy."

Management is also seeking opportunities to expand into markets in the Southwestern United States that have similar characteristics to the New Mexico market. Those characteristics include local financial institutions acquired by large out-of-state institutions. Those institutions concentrate on the mass retail customer base and extremely large customers while reducing service levels to small to medium size business. Management believes that the strategy it has employed successfully in the New Mexico market can be successfully employed in other markets in the Southwest through either acquisitions or de novo branching. See "--Growth Strategy".

At December 31, 2001, First State Bancorporation and First State Bank were "well capitalized" under regulatory capital guidelines.

The Company's executive offices are located at 7900 Jefferson NE, Albuquerque, New Mexico 87109, and its telephone number is (505) 241-7500.

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

On December 1, 1993, the Company purchased 94.5% of the outstanding shares of common stock of the Santa Fe Bank. The parties who sold their shares to the Company included members of the current management and directors of the Company, and two officers of First State Bank.

Since its initial public offering in 1993, the Company has made significant investments in expansion and technology. Since 1993, First State Bank has opened thirteen new branches.

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

OPERATING STRATEGY

The Company's operating strategies include:

     X     Providing responsive, personal customer service
     X     Attracting new account relationships
     X     Emphasizing community involvement
     X     Developing new business opportunities
     X     Increasing efficiency
     X     Optimizing asset/liability management

Customer service. The Company's objective is to increase market share in both lending volume and deposits by providing responsive customer service that is tailored to its customers' needs. By maximizing personal contact with customers, maintaining low employee turnover, and endeavoring to understand the needs and preferences of its customers, the Company is working to maintain and further enhance its reputation of providing excellent customer service.

The Company has developed a streamlined management structure that allows it to make credit and other banking decisions rapidly. Management believes that this structure, when compared to other competing institutions, enables the Company to provide a higher degree of service and increased flexibility to creditworthy customers.

New account relationships. The Company emphasizes relationship banking with local businesses, local governments, and individual customers across all product lines. The acquisition of most of the Company's local competitors by out-of-state banking companies and the sales of institutions with significant local operations to other out-of-state banks has created customer dissatisfaction at many of these institutions and provided an opportunity for the Company to expand its customer base. The Company intends to continue to capitalize on this opportunity by targeting its marketing efforts to those businesses, governments, and individuals who prefer the personalized customer service with local decision making emphasized by the Company.

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

New Business Opportunities. The Company has and will continue to consider a variety of new banking opportunities, whether through the opening of de novo branches, acquisition of an existing commercial bank or bank holding company, or other opportunities permissible under state and federal banking regulations. Expansion efforts will be focused in areas or markets that are complementary to the Company's existing customer base and areas of operation. See "--Growth Strategy."

Increasing Efficiency. Management believes that investments in technology and facilities made since 1993 will allow the Company to grow revenues faster than expenses over the next few years. Management believes these investments will allow the Company to expand its asset base without a commensurate increase in non-interest expenses.

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

GROWTH STRATEGY

The Company expects to continue pursuing an aggressive growth strategy through a combination of internal growth, de novo branching, and select acquisitions. The Company's total assets have grown from $362 million at December 31, 1997 to $828 million through internal growth and de novo branching. Several banks that compete with the Company have been acquired by large out-of-state financial institutions since 1993. Management believes that these changes in the competitive environment have caused the acquired banks to significantly alter their operating procedures and their approach to customer service, affording the Company a continuing opportunity to gain profitable new account relationships and to expand existing relationships.

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

Management intends to explore opportunities to expand into markets in the southwestern United States either through acquisition of existing institutions with a branch structure in markets with characteristics similar to those in New Mexico or through de novo branching into markets that display those characteristics.

The Company's goal over the next five years is to continue creating a broad-based, well capitalized, customer-focused regional financial institution. To accommodate the Company's anticipated growth, management intends to further develop the existing management of the Company and further develop its management information systems and other appropriate internal management systems. There can be no assurance, however, that the Company will achieve its growth objectives.

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

First State Bank. The following table sets forth certain information concerning the banking offices of First State Bank as of December 31, 2001:

                                     Number of         Total Deposits      Total Loans and
            Location                 Facilities                                 Leases
-------------------------------    ---------------     ---------------    -------------------
                                                    (Dollars in thousands)
First State Bank (by Region)
    Taos                                 4                $116,864             $ 41,296

    Santa Fe                             2                 113,238               83,942

    Albuquerque                          8                 295,944              323,800

    Los Lunas                            3                  57,865               67,254

    Rio Rancho                           3                 101,111               32,430
                                   ---------------     ---------------    -------------------

    Total                                20               $685,022             $548,722
                                   ===============     ===============    ===================

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

The Taos locations provide conventional commercial loans to established commercial businesses and businesses that support the tourism and skiing industries. The Taos branches also provide a broad range of consumer banking services, including a full complement of deposit and residential construction and mortgage lending, and other loan services.

The Albuquerque metropolitan area locations primarily serve established commercial businesses and individuals who may require a full range of banking services. In addition to an emphasis on conventional commercial and real estate secured commercial lending, these locations are active in residential construction lending and mortgage lending in the Albuquerque metropolitan area.

The Santa Fe locations primarily serve a diverse group of small- to medium-sized business and individual customers, including commercial businesses that support the tourism industry, and residential construction and mortgage lending.

The following is a summary of the Company's percentage of its deposits to total deposits of FDIC insured institutions in the counties in which it does business as of June 30, 2001:

       Taos................................................      43.35%

       Bernalillo..........................................       5.30%

       Santa Fe............................................       6.82%

       Sandoval............................................      22.83%

       Valencia............................................      10.70%

       Torrance............................................       9.98%

Management believes that its greatest opportunity for growth in its current market area is in increasing market share in Bernalillo, Sandoval, Valencia, and Santa Fe counties. First State Bank is the largest bank in Taos County, and growth in that market is expected to come from economic growth and not as a result of increased market share.

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

EMPLOYEES

As of December 31, 2001, the Company had 319 full-time equivalent employees. The Company places a high priority on staff development, training, and selective hiring. New hires are selected on the basis of both technical skills and customer-service capabilities. Staff development involves training in marketing, customer service, and regulatory compliance. None of the Company's employees is covered by a collective bargaining agreement with the Company, and management believes that its relationship with its employees is good.

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

                                                                         Approximate
                                                                      building area now
                                     Approximate      Approximate       utilized for
                                      land area      building area    banking services    Year constructed
                                      (sq. ft.)        (sq. ft.)          (sq. ft.)       or last renovated
                                   ----------------------------------------------------------------------------
Facilities (by Region):
Taos
     Main                                19,800          8,940               8,940         Renovated 6-93
     Northside                           45,215          2,239               2,239         Renovated 9-95
     Questa                              17,947          1,050               1,050         Renovated 8-93
     Southside                           36,590          5,550               5,550         Renovated 9-92
Santa Fe
     San Mateo                           62,334          6,955               6,955         Renovated 11-95
     Downtown                             5,100          2,116               2,116         Constructed 12-95
Albuquerque
     Lomas                                9,199          9,199               9,199         Renovated 3-95
     Carlisle                            16,256          1,880               1,880         Constructed 9-95
     Montgomery                          14,514          3,742               3,742         Renovated 11-93
     Sycamore                            45,834          5,164               4,173         Constructed 9-94
     Journal Center                     158,384         18,390              18,390         Renovated 3-98
     Petroglyph                          26,125          2,134               2,134         Constructed 4-99
     Operations Center                   69,755         27,567              23,118         Constructed 8-99
     Juan Tabo & Commanche               57,534          5,515               5,515         Constructed 6-01
     Snowheights                         32,000          4,683               4,683         Constructed 4-01
Rio Rancho
     Rio Rancho                          50,214          5,500               4,000         Constructed 3-95
     Placitas                               807            807                 807         Constructed 9-94
     Bernalillo                          43,539          4,610               4,610         Constructed 8-96
Los Lunas
     Los Lunas                           57,243          4,327               4,327         Constructed 8-95
     Moriarty                             1,900          1,900               1,900         Constructed 12-97
     Belen                               53,997          4,636               4,636         Constructed 2-00

ITEM 3:  LEGAL PROCEEDINGS.

Periodically and in the ordinary course of business, various claims and lawsuits are brought against the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Company's business. In the opinion of the Company's management, the ultimate liability, if any, resulting from known claims or lawsuits will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2001.

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

                                                   High                       Low
                                         ------------------------------------------------
2001
----
First Quarter......................               $16.00                     $13.25
Second Quarter.....................                19.45                      14.06
Third Quarter......................                19.40                      17.15
Fourth Quarter.....................                21.49                      17.70
2000
----
First Quarter......................               $13.88                      $9.75
Second Quarter.....................                13.88                      10.25
Third Quarter......................                14.50                      10.81
Fourth Quarter.....................                13.98                      10.75
1999
----
First Quarter......................               $13.54                     $12.33
Second Quarter.....................                13.50                      12.04
Third Quarter......................                17.17                      12.96
Fourth Quarter.....................                15.33                      13.00

The last reported sale price of the Company's Common Stock on March 15, 2002, was $23.25 per share. As of March 15, 2002, there were approximately 93 shareholders of record, not including shareholders who beneficially own Common Stock held in nominee or street name.

DIVIDEND POLICY

The Company paid cash dividends of $1.7 million or $0.34 per share in 2001, $1.3 million or $0.27 per share in 2000, and $1.2 million or $0.23 per share in 1999, which amounted to 20.47%, 17.91%, and 22.29% of net income in 2001, 2000, and 1999, respectively. The declaration and payment of cash dividends are determined by the Board of Directors in light of the earnings, capital requirements, and financial condition of the Company, and other relevant factors. The ability of the Company to pay cash dividends depends on the amount of cash dividends paid to it by First State Bank and the capital position of the Company. Capital distributions, including dividends, by First State Bank are subject to federal and state regulatory restrictions tied to its earnings and capital.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company's consolidated financial statements are filed as a part of this report and appear immediately following the Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                      PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth information concerning the directors and executive officers of the Company.

                Name              Age                         Company
                ----              ---                         -------

Michael R. Stanford /(1)/         49       President, Chief Executive Officer, and Director
H. Patrick Dee                    47       Executive Vice President, Chief Operating Officer,
                                           Secretary, Treasurer, and Director
Brian C. Reinhardt                43       Executive Vice President and Chief Financial Officer
Eloy A. Jeantete                  74       Director
Leonard J. DeLayo, Jr. /(1)/      53       Chairman of the Board and Director
Bradford M. Johnson /(1)//(2)/    51       Director
Douglas M. Smith, M.D./(2)/       68       Director
Herman N. Wisenteiner /(3)/       71       Director
Marshall G. Martin /(1)//(2)/     63       Director
Kevin L. Reid /(3)/               41       Director

---------------------------
/(1)/   Member of Executive Committee
/(2)/   Member of Audit Committee
/(3)/   Member of Compensation Committee

Each officer of the Company serves at the discretion of the Board of Directors. There are no family relationships among any of the directors, officers, or key employees of the Company. The current authorized number of directors of the Company is ten.

Michael R. Stanford, a Director of the Company since its organization in 1988, is President and Chief Executive Officer of the Company and Chairman and CEO of First State Bank. Mr. Stanford's entire career has been in the banking industry. Prior to joining First State Bank in 1987, Mr. Stanford spent five years with New Mexico Banquest Corporation as Senior Vice President in charge of loan administration. In addition, Mr. Stanford is involved in a variety of leadership positions in civic organizations and associations. See "Certain Relationships and Related Transactions - Operations Building."

H. Patrick Dee has been a Director of the Company since 1991 and presently serves as Executive Vice President, Chief Operating Officer, and Secretary/Treasurer of the Company, and President and Chief Operating Officer of First State Bank, a position he has held since May 2001. From December 1991 to May 2001, Mr. Dee was Executive Vice President of First State Bank. Prior to joining the Company, Mr. Dee spent four years with New Mexico Banquest Corporation and, after its acquisition by Livingston & Co. Southwest, LP in 1988, with National Bank of Albuquerque. In 1989, Mr. Dee became Senior Vice President and Chief Financial Officer of Livingston & Co. Southwest, LP. Mr. Dee is a certified public accountant. See "Certain Relationships and Related Transactions - Operations Building."

Brian C. Reinhardt, an Executive Vice President and Chief Financial Officer of the Company, joined the Company in September 1994. Prior to joining the Company, Mr. Reinhardt was a Senior Manager with KPMG LLP. Mr. Reinhardt joined KPMG LLP in 1984.

Eloy A. Jeantete, a Director of the Company since August 1993 and Chairman of the Board until July of 2000, joined First State Bank 55 years ago as a bookkeeper and has spent his entire working career with First State Bank. As a lifetime resident of Taos, N.M., Mr. Jeantete has accumulated a long list of civic achievements and community involvement, culminating with his election in 1990 as Mayor of Taos, New Mexico, a position he held until March 1994.

Leonard J. DeLayo, Jr., a Director of the Company since November 1993 was elected Chairman of the Board in July of 2000. Mr. DeLayo served as a director of First State Bank from 1988 to January 1992. Mr. DeLayo has been engaged in a general corporate and commercial law practice in New Mexico since 1974 and is the President and sole shareholder of Leonard J. DeLayo, Jr., P.C., which currently provides legal services to the Company and First State Bank as outside counsel. Mr. DeLayo serves as a member and President of the Albuquerque Public Schools Board of Education. See "Certain Relationships and Related Transactions - Legal Services."

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

Marshall G. Martin, a Director of the Company since June 1997, is a senior partner with the law firm of Hinkle, Hensley, Shanor, & Martin, LLP, a position he has held since June 1997, and prior to January of 1997. For the period from January 1997 through June 1997 Mr. Martin was Vice President-General Counsel of Solv-Ex Corporation which later filed for chapter 11 bankruptcy reorganization in August 1997. Hinkle, Hensley, Shanor & Martin, LLP, is the Company's corporate counsel. Mr. Martin is involved in a variety of civic organizations. See "Certain Business Relationships and Related Transactions - Legal Services."

Kevin L. Reid, is President and Owner of Reid & Associates, a design/build construction company, a position he has held since 1997, when he assumed the presidency of Reid & Elliott and changed the name of the Company to Reid & Associates. Mr. Reid co-founded Reid & Elliott in 1991. Mr. Reid is also partner in Titan Development and Santa Teresa Development, one of the largest industrial developers in the state of New Mexico. See "Certain Relationships and Related Transactions - Operations Building."

COMMITTEES

The Board of Directors has an Executive Committee, an Audit Committee, and a Compensation Committee. The members of the Audit Committee and Compensation Committee are outside directors.

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

Based solely on review of the copies of such forms furnished to the Company, or written representations that no other forms were required, the Company believes that during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

ITEM 11: EXECUTIVE COMPENSATION.

The following tables set forth the compensation paid by the Company to the three executive officers of the Company who received in excess of $100,000 in cash compensation.

                                                    Annual Compensation                   Long Term Compensation
                                        -------------------------------------------------------------------------
Name & Principal Position                                                                         Stock
                               Year       Salary ($)      Bonus ($)     Other ($)/(1)/      Options Granted (#)
-----------------------------------------------------------------------------------------------------------------
Michael R. Stanford            2001         $264,632        $87,500          $13,194               --
  President and Chief          2000         $250,000        $62,500          $11,093               --
  Executive Officer            1999         $250,000             --          $47,188              7,500
H. Patrick Dee                 2001         $184,375        $61,250          $11,370               --
  Secretary and                2000         $175,000        $43,750           $9,805               --
  Treasurer                    1999         $175,000             --          $42,183              5,250
Brian C. Reinhardt             2001         $131,316        $18,751          $10,354               --
  Executive Vice               2000         $119,787        $14,755          $10,311               --
  President and Chief          1999         $111,930         $2,502           $7,922             21,000
  Financial Officer

---------------------------
/(1)/ Represents insurance premiums paid by the Company on behalf of the employee, amounts contributed by the Company to the employees' 401k plan, company vehicle usage, and dues.

                    Aggregated Option Exercises in Fiscal Year
                    ------------------------------------------
                        and Fiscal Year-End Options Value
                        ---------------------------------

                                                                Number of
                                                              Unexercised Options at
                                                                12/31/01 (#)                  Value of In-the-Money
                                    Shares          Value       Exercisable /               Options at 12/31/01 ($)
                                 Acquired on    Realized ($)    Un-exercisable                 /(1)/ Exercisable /
Name                             Exercise (#)                                                     Un-exercisable
---------------------------------------------------------------------------------------------------------------------
Michael R. Stanford                  --              --                      116,150                     $1,644,755
                                                                               3,000                     $   45,900
H. Patrick Dee                       --              --                       80,775                     $1,178,408
                                                                               2,100                     $   32,130
Brian C. Reinhardt                   --              --                       31,350                     $  271,647
                                                                               8,400                     $   43,848

-------------------------------
/(1)/ The closing price of the Company's Common Stock on December 31, 2001, was $21.30 per share.

                                                   Option/SAR Grants in Last Fiscal Year
                                                           [Individual Grants]
--------------------------------------------------------------------------------------------------------------------
                               Number of           Percent of total
                               securities           options/SARs
                               underlying             granted to       Exercise or                      Grant Date
                              options/SARs          employees in        base price     Expiration        Present
          Name                granted (#)            fiscal year         ($/Sh)          date             Value

-------------------------    ---------------     ----------------    -------------    ------------    --------------
          None                    None                None               None            None             None

-------------------------

EXECUTIVE INSURANCE

First State Bank has key-person insurance policies on each of Messrs. Stanford and Dee. Under these policies, First State Bank is named as beneficiary of $480,000 of term life insurance on Mr. Stanford and $360,000 of term life insurance on Mr. Dee.

In 2001, First State Bank purchased bank owned life insurance on nineteen officers, including Messrs. Stanford, Dee, and Reinhardt. The Bank is the beneficiary of the policies with the officers entitled to a death benefit equal to one and one half times the officer's salary as long as he or she is employed with the Bank. At December 31, 2001, the cash surrender value of this life insurance was $7.6 million.

EMPLOYMENT AGREEMENT

The Company has Executive Employment Agreements ("Agreements") with the following executives: Michael R. Stanford, H. Patrick Dee, and Brian C. Reinhardt (the "Executives") which provide benefits upon a Change of Control and other benefits. The Agreements' terms are for three years and are automatically renewable unless the Company gives notice of non-renewal at least sixty days prior to the Agreements' three-year anniversary date. The Agreements provide for an Executive's termination for Cause, termination other than for cause and benefits on termination, resignation, death or disability following a Change in Control. Termination for Cause exists if an Executive willfully fails to devote his full time to the Company's business (other than due to illness, incapacity, vacations and incidental civic activities, and personal time), is convicted of a felony or crime involving dishonesty or breach of trust, participates in an act of fraud or theft, or make unauthorized disclosures of confidential information resulting in significant injury to the Company or is the subject of state or federal regulatory action or is a substantial causative factor for such actions. In the event the Company terminates an Executive for cause he is to receive earned but unpaid Base Salary and earned and unpaid Annual Bonus for the fiscal year preceding the year of termination and cash equivalents of any earned Fringe Benefits. Resignation and termination of an Executive's employment by death or disability prior to a Change of Control entitles the Executive or his estate to payment of earned but unpaid Base Salary and earned and unpaid Annual Bonus for the fiscal year preceding the year of termination and cash equivalents of any earned Fringe Benefits. In the event the Company terminates an Executive other than for Cause, the Executive is to receive earned but unpaid Base Salary and earned and unpaid Annual Bonus for the fiscal year preceding the year of termination and cash equivalents of any earned Fringe Benefits, plus severance benefits in an amount equal to two times an Executive's Base Salary and most recent Annual Bonus, and continuation of participation in the Company's Fringe Benefits. The severance amounts are payable over the two year period in accordance with the Company's normal payroll practices.

Under the terms of the Agreements, if during the twenty-four month period following a Change in Control, an Executive is terminated, resigns or employment is terminated by death or disability, the Executive is to receive in a lump sum payment the following: earned but unpaid Base Salary and earned and unpaid Annual Bonus for the fiscal year preceding the year of employment termination and cash equivalents of any earned Fringe Benefits, plus severance benefits in an amount equal to three times his Base Salary and most recent Annual Bonus, continuation of participation in all Company Fringe Benefits and any options to purchase the Company's stock shall become fully vested and non-forfeitable. "Change of Control" is defined to have occurred upon the following:

              (i) A person [as that term is used in Section 13d of the Securities Exchange Act of 1934, as amended (the "Exchange
         Act")] becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act) of shares of the Company having twenty five percent (25%) or more of the total number of votes that may be cast for the election of directors of the Company without the prior approval of at least two-thirds of the members of the Board unaffiliated with that person;

              (ii) Persons who constitute the directors of the Company at the beginning of a 24-month period cease to constitute at least two-thirds of all directors at any time during the period, unless the election of any new or replacement directors was approved by a vote of at least a majority of
                                      14
         the members of the Board in office immediately before the period and of the new and replacement directors so approved;

              (iii) The adoption of any plan or proposal to liquidate or dissolve the Company; or

              (iv) Any merger or consolidation of the Company unless thereafter (1) directors of the Company immediately prior thereto continue to constitute at least two-thirds of the directors of the surviving entity or transferee, or (2) the Company's securities continue to represent or are converted into securities that represent more than 80 percent of the combined voting power of the surviving entity or transferee.

         An Executive gains no rights under the Agreements if he, or any group of which the Executive is a member, is the person whose acquisition constituted the Change of Control.

"Base Salary" is an Executive's annual salary as set by the Compensation Committee of the Board of Directors of the Company. "Annual Bonus" is the bonus amount determined for each fiscal year as determined by the Compensation Committee of the Board of Directors of the Company. "Fringe Benefits" are the fringe, welfare, 401(k) savings plan, deferred compensation plan, pension benefit, and incentive programs as adopted by the Company, vacation, life and disability insurance programs, and an automobile.

The Agreements provide that an Executive will be entitled to a gross-up payment if it is determined that any payment made under the Agreements are a parachute payment as defined under Section 280G(b)(2) of the Internal Revenue Code of 1986 and subject to the excise tax imposed by Section 4999 of the Code. An Executive is not required to mitigate or reduce any payments due under the Agreements because of the Executive's receipt of compensation from other sources. An Executive is bound by covenant not to compete for twelve months following the date of termination.

The Agreements also provide for the Company to pay an Executive's legal fees incurred in any contest relating to the Agreements and certain other indemnifications to the extent permitted under applicable New Mexico or federal law and under the Company's Bylaws and Articles of Incorporation. The Agreements replace the Executive Income Protection that formerly applied to the Executives.

The aggregate cost to the Company of the requirements for payments to the Executives under the Agreements (including the cost of early vesting under employee plans) would not exceed $3.2 million.

COMPENSATION OF DIRECTORS

For the year ended December 31, 2001, each director who is not an employee of the Company (the "Outside Directors") is paid an annual fee of $5,000 and a per meeting fee of $1,000 for board meetings, and $500 for committee meetings, and are reimbursed for expenses incurred in attending meetings of the Board of Directors and the committee meetings of the Board of Directors.

For the year ending December 31, 2002, the Chairman of the Board of Directors is paid an annual fee of $9,000 and a per meeting fee of $1,500 for board meetings and $750 for committee meetings. Each director who is not an employee of the Company (the "Outside Directors") is paid an annual fee of $6,000 and a per meeting fee of $1,250 for board meetings, and $750 for committee meetings, and are reimbursed for expenses incurred in attending meetings of the Board of Directors and the committee meetings of the Board of Directors.

SECTION 401(K) PLAN

In 1991 the Company adopted a tax-qualified profit sharing 401(k) plan (the "Saving Plan") covering all employees who have attained 21 years of age and have completed 90 days of service with the Company. Each participant in the Saving Plan may reduce his or her salary by as much as the lesser of 20% of his or her compensation or $10,500, in 2001. The dollar limit is adjusted each year for inflation. The Company is required to make matching contributions of up to 50% of the first 6% of a participant's deferred compensation up to a maximum of 3%. The Company may, but is not required to, contribute additional amounts to the Saving Plan. Any such additional amounts are allocated to the accounts of participants who were active participants on the last day of the plan year or who retired or died or were disabled during the plan year. The allocation is in proportion to the eligible participants' compensation. During 2001, 2000, and 1999, First State Bank made contributions to the Saving Plan of approximately $212,000, $180,000, and $161,000, respectively.

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

INCENTIVE PLANS

Effective October 5, 1993, the Company adopted the First State Bancorporation 1993 Stock Option Plan (the "Stock Option Plan"), which provides for the granting of options to purchase up to 730,000 shares of the Company's common stock. Exercise dates and prices for the options are set by the Compensation Committee of the Board of Directors. The Stock Option Plan also provides that options other than those qualifying as incentive stock options may be granted.

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

Under the Stock Option Plan, the Company may grant both incentive stock options ("incentive stock options") intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and options that are not qualified as incentive stock options ("non-qualified stock options"). Incentive stock options must be granted at an exercise price equal to or greater than the fair market value of the Common Stock on the date of grant. The exercise price of non-qualified stock options granted under the Stock Option Plan will be determined by the Committee on the date of grant. The exercise price of incentive stock options granted to holders of more than 10% of the Common Stock must be at least 110% of the fair market value of the Common Stock on the date of grant, and the term of these options may not exceed five years.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 15, 2002, by (i) each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, based on information furnished by such owners, the Company believes that the stockholders listed below have sole investment and voting power with respect to their shares. Unless otherwise indicated, the address of such person is the Company's address, 7900 Jefferson NE, Albuquerque, New Mexico, 87109.

Name                                          Number of Shares Owned                 Percentage of Shares Owned
-------------------------------------------------------------------------------------------------------------------
Hovde Capital, Inc.
1826 Jefferson Place, NW                                471,465                                 9.64%
Washington, DC 20036                                                        /(1)/

Dharma Properties, Inc.
14 South Swinton Ave.
Delray Beach, FL 33444                                  254,550                                 5.21%

B. John Barry
2104 Hastings Avenue, Suite 200
Newport, MN 55055                                       332,411                                 6.80%

Michael R. Stanford                                     181,372             /(2)/               3.62%
H. Patrick Dee                                          112,086             /(3)/               2.26%
Eloy A. Jeantete                                          2,000                                   *
Leonard J. DeLayo, Jr.                                  132,803             /(4)/               2.71%
Bradford M. Johnson                                     246,012                                 5.03%
Douglas M. Smith, M.D.                                   37,000                                   *
Herman N. Wisenteiner                                    15,359                                   *
Marshall G. Martin                                        1,154                                   *
Kevin L. Reid                                             4,500                                   *
Brian C. Reinhardt                                       34,624             /(5)/                 *

All executive officers and directors as
a group (10 persons)
-----------------------------------------
*Less than 1%

/(1)/ Represents the aggregate shares held by Eric D. Hovde, Steve D. Hovde, Financial Institution Partners II, LP, Hovde Capital, LLC, and Hovde Acquisition, LLC.
/(2)/ Includes 81,650 shares that are subject to an option exercisable at $5.60 per share, 30,000 shares that are subject to an option that is exercisable at $11.50 per share, and 4,500 shares exercisable at $6.00 per share.
/(3)/ Includes 62,625 shares that are subject to an option that is exercisable at $5.60 per share, 15,000 shares that are subject to an option exercisable at $11.50 per share, and 3,150 shares that are subject to an option exercisable at $6.00 per share.
/(4)/ Includes 18,750 shares that are subject to an option which is exercisable at $5.60 per share.
/(5)/ Includes 3,750 shares that are subject to an option that is exercisable at $5.60 per share, and 15,000 shares that are subject to an option exercisable at $11.50 per share, 12,600 shares that are subject to an option exercisable at $16.08 per share.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CREDIT TRANSACTIONS

The executive officers, directors, and principal stockholders of the Company and the Bank, and members of their immediate families and businesses in which these individuals hold controlling interests, are customers of the Bank and it is anticipated that such parties will continue to be customers of the Bank in the future. Credit transactions with these parties are subject to review by the Bank's Board of Directors. All outstanding loans and extensions of credit by the Bank to these parties were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and in the opinion of management did not involve more than the normal risk of collectability or present other unfavorable features. At December 31, 2001, the aggregate balance of the Bank's loans and advances under existing lines of credit to these parties was $8,911,153, or 1.62% of the Bank's total loans. All payments of principal and interest on these loans are current. These loans represented 15.27% of the Company's equity as of December 31, 2001.

LEGAL SERVICES

Mr. DeLayo was a director of First State Bank from 1988 through January 1992, was a director of the Santa Fe Bank from March 1993 to June 1994, was appointed as a director of the Company in November 1993, and elected chairman of the board in July 2000. Mr. DeLayo acts as general counsel to the Company and First State Bank. Mr. DeLayo and his firm, Leonard J. DeLayo, Jr., P.C., are involved in representing the Company in numerous collection matters. The Company paid Mr. DeLayo's firm approximately $290,000, $263,500, and $284,000 for its services in 2001, 2000, and 1999.

Marshall G. Martin was elected to the Board as a director in June 1997. Mr. Martin is a partner in the firm of Hinkle, Hensley, Shanor & Martin, LLP, which serves as the Company's corporate counsel. The Company paid Hinkle, Hensley, Shanor & Martin, LLP, approximately $51,000, $82,000, and $33,000 for its services in 2001, 2000, and 1999.

SANTA FE BRANCH LOCATION

The Downtown Santa Fe location was constructed on land owned by Herman Wisenteiner, a director of the Company. The Company is leasing the site from Mr. Wisenteiner for an initial term of 15 years. Lease payments made to Mr. Wisenteiner were $69,860 for 2001, $67,530 for 2000, and $65,600 in 1999,
respectively. In the opinion of management, the lease is on terms similar to other third-party commercial transactions in the ordinary course of business.

OPERATIONS BUILDING

On March 9, 1999, the Company sold certain undeveloped real estate to the Journal Center Office Group, L.L.C. for $543,177. The Company purchased this property for $529,278 on March 14, 1998. Kevin L. Reid, a director of the Company, controls a corporation which is the managing member of the Journal Center Office Group, L.L.C., which together with Messrs. Stanford and Dee, C.E.O. and C.O.O., of the Company, respectively, and certain other officers of the Bank, own approximately 92.94% of the equity interest in the Journal Center Office Group, L.L.C. Subsequent to such sale, the Journal Center Office Group, L.L.C., constructed a 27,567 square foot facility on the property. On October 1, 1999, the Bank entered into a lease agreement with the Journal Center Office Group, L.L.C., with respect to approximately 23,118 square feet in the building. The term of such lease is 15 years and the annual rental payments are approximately $20.03 per square foot. The Company paid the Journal Center Office Group, L.L.C., $467,000, $454,000, and $145,060 for the years ended December 31, 2001, 2000, and 1999 in rent in respect of such lease. In the opinion of management, this transaction and the related lease are on terms similar to other third-party transactions in the ordinary course of business.

                                      PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

EXHIBITS.

Number       Description of Exhibits
------       -----------------------
  3.1        Restated Articles of Incorporation of First State Bancorporation. /(1)/
  3.2        Articles of Amendment to the Restated Articles of Incorporation of
             First State Bancorporation.  /(4)/
  3.3        Bylaws of First State Bancorporation.  /(4)/
  4.1        Shareholder Protection Rights Agreement dated October 25, 1996.  /(3)/
 10.1        Stock Option Plan of the Company.  /(5)/
 10.4        Executive Employment Agreement /(6)/
 21.1        Subsidiaries of Registrant.  /(2)/
 23          Consent of KPMG LLP  /(6)/

--------------------

/(1)/ Incorporated by reference from the Company's Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
/(2)/ Incorporated by reference from the Company's Registration Statement on Form SB-2, Commission File No. 33-68166, declared effective November 3, 1993.
/(3)/ Incorporated by reference from the Company's Form 10-QSB for the quarter ended September 30, 1996.
/(4)/ Incorporated by reference from the Company's 10-KSB for the year ended December 31, 1997.
/(5)/ Incorporated by reference from the Company's Registration Statement on Form S-8, Commission File No. 333-83132, effective February 20, 2002 (which incorporates the Company's Registration Statement on Form S-8, Commission File No. 333-92795, effective December 15, 1999).
/(6)/   Filed Herewith.

REPORTS ON FORM 8-K.

  None

                                      SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FIRST STATE BANCORPORATION

                                      By:    Michael R. Stanford
                                         --------------------------------------
                                             Michael R. Stanford, President

Dated: March 27, 2002

In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates stated.

              Signatures                                      Title                                   Date
----------------------------------------------------------------------------------------------------------------------
 Michael R. Stanford                                                                        March 27, 2002
---------------------------------------                                                    ---------------------------
 Michael R. Stanford                     President and Chief Executive Officer  and a       March 27, 2002
                                         Director (Principal Executive Officer)
 Eloy A. Jeantete                                                                           March 27, 2002
---------------------------------------                                                    ---------------------------
 Eloy A. Jeantete                                            Director                       March 27, 2002

 Leonard J. DeLayo, Jr.                                                                     March 27, 2002
---------------------------------------                                                    ---------------------------
 Leonard J. DeLayo, Jr.                                      Director                       March 27, 2002

 Bradford M. Johnson                                                                        March 27, 2002
---------------------------------------                                                    ---------------------------
 Bradford M. Johnson                                         Director                       March 27, 2002

 Douglas M. Smith, M.D.                                                                     March 27, 2002
---------------------------------------                                                    ---------------------------
 Douglas M. Smith, M.D.                                      Director                       March 27, 2002

 Herman N. Wisenteiner                                                                      March 27, 2002
---------------------------------------                                                    ---------------------------
 Herman N. Wisenteiner                                       Director                       March 27, 2002

 H. Patrick Dee                                                                             March 27, 2002
---------------------------------------                                                    ---------------------------
 H. Patrick Dee                                      Executive Vice President,              March 27, 2002
                                               Secretary, Treasurer and a Director

 Brian C. Reinhardt                                                                         March 27, 2002
---------------------------------------                                                    ---------------------------
 Brian C. Reinhardt                         Executive Vice President, Chief Financial       March 27, 2002
                                            Officer, and Principal Accounting Officer

 Marshall G. Martin                                                                         March 27, 2002
---------------------------------------                                                    ---------------------------
 Marshall G. Martin                                          Director                       March 27, 2002

 Kevin L. Reid                                                                              March 27, 2002
---------------------------------------                                                    ---------------------------
 Kevin L. Reid                                               Director                       March 27, 2002

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       PAGE
Financial Highlights..................................................................................   2

Selected Quarterly Financial Data.....................................................................   3

Management's Discussion and Analysis of Financial Condition and Results of Operations.................   4

Independent Auditors' Report..........................................................................  17

Consolidated Balance Sheets as of December 31, 2001 and 2000..........................................  18

Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000, and 1999...........  19

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2001, 2000,
and 1999..............................................................................................  20

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000, and
1999..................................................................................................  21

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999...........  22

Notes to Consolidated Financial Statements............................................................  23

                                                                               FINANCIAL HIGHLIGHTS
                                                                             Years ended December 31,
                                                   ------------------------------------------------------------------------------
                                                       2001            2000             1999            1998             1997
                                                   ------------------------------------------------------------------------------
                                                                   (Dollars in thousands, except per share data)
Statement of Operations Data:
Interest income..............................          $55,713         $52,151          $43,146         $36,542          $31,765
Interest expense.............................           20,478          20,198           14,686          13,142           12,272
                                                   ------------    ------------     ------------    ------------     ------------
Net interest income..........................           35,235          31,953           28,460          23,400           19,493
Provision for loan and lease losses..........            2,386           2,475            3,075           2,322            1,537
                                                   ------------    ------------     ------------    ------------     ------------
Net interest income after provision for loan and
lease losses.................................           32,849          29,478           25,385          21,078           17,956
Non-interest income..........................            9,414           7,782            5,874           5,053            4,474
Non-interest expenses........................           29,600          26,179           23,208          19,674           17,426
                                                   ------------    ------------     ------------    ------------     ------------
Income before income taxes...................           12,633          11,081            8,051           6,457            5,004
Income tax expense...........................            4,521           3,849            2,845           2,245            1,674
                                                   ------------    ------------     ------------    ------------     ------------
Net income...................................           $8,142          $7,232           $5,206          $4,212           $3,330
                                                   ============    ============     ============    ============     ============

Per Share Data:
Net income per diluted share.................            $1.61           $1.45            $1.01           $0.85            $0.81
Book value...................................            11.94           10.49             9.03            8.61             7.15
Tangible book value..........................            11.87           10.39             9.18            8.47             6.93
Dividends paid...............................             0.34            0.27             0.23            0.17             0.14
Market price end of period...................            21.30           13.98            13.75           13.83            14.25
Average diluted common shares outstanding....        5,049,349       4,996,992        5,142,543       5,264,638        4,804,627

Average Balance Sheet Data:
Total assets.................................         $718,178        $598,365         $534,770        $431,358         $361,970
Loans and leases.............................          497,485         425,507          387,878         308,338          272,816
Investment securities........................          150,118         120,601          102,281          74,857           48,795
Interest-bearing deposits with banks.........           18,756           6,173              150              --               --
Federal funds sold...........................            5,722           5,129            3,455           8,724            5,500
Deposits.....................................          585,063         484,128          431,392         363,294          309,767
Stockholders' equity.........................           55,623          47,475           44,446          37,315           24,683

Performance Ratios:
Return on average assets.....................            1.13%           1.21%            0.97%           0.98%            0.92%
Return on average common equity..............           14.64%          15.23%           11.71%          11.29%           13.49%
Net interest margin..........................            5.24%           5.73%            5.76%           5.97%            5.96%
Efficiency ratio.............................           66.29%          65.89%           67.59%          69.15%           72.71%
Earnings to fixed charges:
   Including interest on deposits............            1.62x           1.55x            1.55x           1.49x            1.40x
   Excluding interest on deposits............            6.51x           4.21x            4.54x           5.41x            4.30x

Asset Quality Ratios:
Nonperforming assets to total loans, leases,
and other real estate owned..................            0.50%           0.86%            1.10%           2.19%            1.57%
Net charge-offs to average loans and leases..            0.30%           0.37%            0.40%           0.56%            0.28%
Allowance for loan and lease losses to total
loans .......................................            1.31%           1.37%            1.26%           1.16%            1.14%
Allowance for loan and lease losses to
nonperforming loans..........................             290%            375%             192%             58%             102%

Capital Ratios:
Leverage ratio...............................            7.76%           7.72%            7.86%           8.75%            6.65%
Average stockholders' equity to average total
assets.......................................            7.75%           7.93%            8.31%           8.65%            6.82%
Tier I risk-based capital ratio..............           10.59%          10.15%            9.53%          11.41%            8.30%
Total risk-based capital ratio...............           11.61%          11.36%           10.55%          12.43%           13.38%

                                                                              SELECTED QUARTERLY FINANCIAL DATA
                                                                                         (unaudited)

                                                                                             2001
                                                              -------------------------------------------------------------------
                                                                Fourth Qtr         Third Qtr       Second Qtr         First Qtr
                                                              --------------    --------------    -------------     -------------
                                                                        (Dollars in thousands, except per share data)
Statement of Operations Data:
Interest income........................................             $13,744           $14,175          $13,967           $13,827
Interest expense.......................................               4,545             5,095            5,267             5,571
                                                              --------------    --------------    -------------     -------------
Net interest income....................................               9,199             9,080            8,700             8,256
Provision for loan and lease losses....................                 627               627              627               505
                                                              --------------    --------------    -------------     -------------
Net interest income after provision for loan losses....               8,572             8,453            8,073             7,751
                                                              --------------    --------------    -------------     -------------
Non-interest income....................................               2,714             2,486            2,223             1,991
Non-interest expenses..................................               7,958             7,664            7,239             6,739
Income tax expense.....................................               1,171             1,185            1,097             1,068
                                                              --------------    --------------    -------------     -------------
Net income.............................................              $2,157            $2,090           $1,960            $1,935
                                                              ==============    ==============    =============     =============
Net interest margin....................................               4.93%             5.16%            5.38%             5.58%
                                                              ==============    ==============    =============     =============

Per Share Data:
Net income per diluted share...........................               $0.43             $0.41            $0.39             $0.38
Book value.............................................               11.94             11.73            11.28             10.94
Tangible book value....................................               11.87             11.66            11.19             10.85
Dividends paid.........................................                0.09              0.09             0.09              0.07
Average diluted common shares outstanding..............           5,065,631         5,060,363        5,034,325         5,034,977

                                                                                             2000
                                                              -------------------------------------------------------------------
                                                                Fourth Qtr         Third Qtr       Second Qtr         First Qtr
                                                              --------------    --------------    -------------     -------------
                                                                        (Dollars in thousands, except per share data)
Statement of Operations Data:
Interest income........................................             $14,164           $13,441          $12,635           $11,911
Interest expense.......................................               5,787             5,355            4,709             4,347
                                                              --------------    --------------    -------------     -------------
Net interest income....................................               8,377             8,086            7,926             7,564
Provision for loan and lease losses....................                 625               625              600               625
                                                              --------------    --------------    -------------     -------------
Net interest income after provision for loan and lease
losses.................................................               7,752             7,461            7,326             6,939
                                                              --------------    --------------    -------------     -------------
Non-interest income....................................               2,150             1,842            1,644             2,146
Non-interest expenses..................................               6,654             6,635            6,476             6,414
Income tax expense ....................................               1,190               877              868               914
                                                              --------------    --------------    -------------     -------------
Net income.............................................              $2,058            $1,791           $1,626            $1,757
                                                              ==============    ==============    =============     =============
Net interest margin....................................               5.72%             5.73%            5.81%             5.79%
                                                              ==============    ==============    =============     =============

Per Share Data:
Net income per diluted share...........................               $0.41             $0.36            $0.33             $0.35
Book value.............................................               10.49              9.95             9.55              9.31
Tangible book value....................................               10.39              9.84             9.45              9.46
Dividends paid.........................................                0.07              0.07             0.07              0.06
Average diluted common shares outstanding..............           4,994,074         4,979,124        4,969,232         5,041,911

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

BASIS OF PRESENTATION

      The following represents management's discussion and analysis of First State Bancorporation, Inc.'s (the "Company") consolidated financial condition as of December 31, 2001 and 2000, and its results of consolidated operations for the years ended December 31, 2001, 2000, and 1999. This discussion should be read in conjunction with the consolidated financial statements and related footnotes and the five-year summary of selected financial data.

GENERAL

      For the year ended December 31, 2001, the Company reported net income of $8.1 million an increase of $910,000 or 12.6% from the $7.2 million earned in 2000. The increase in net income was primarily due to increases in net interest income to $35.2 million in 2001 from $32.0 million in 2000, and non-interest income to $9.4 million in 2001 from $7.8 million in 2000. The increase in net interest income was due to increases in loans and investment securities made possible by the Company's successful effort to capture additional deposit market share in 2001. During 2001, the Company's deposits increased $157 million. The increase in net interest income was partially offset by increases in non-interest expenses to $29.6 million in 2001 from $26.2 million in 2000. The increases in net interest income and non-interest expenses resulted from the Company's expansion strategy, which is to increase market share by capitalizing on the dislocation of customers caused by continued consolidation in the banking industry. Total assets have grown to $828 million in 2001 from $653 million in 2000. Total deposits have grown to $685 million in 2001 from $528 million in 2000.

NET INTEREST INCOME

        The primary component of earnings for most financial institutions is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread, and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the years ended December 31, 2001, 2000, and 1999, the Company's average interest-earning assets were $672 million, $557 million, and $493 million, respectively. For the same periods, the Company's net interest margins were 5.24%, 5.73%, and 5.76%.

      During the years ended December 31, the Company's net interest income increased by $3.2 million to $35.2 million or 9.1% in 2001 from $32.0 million in 2000, which was an increase of $3.2 million or 12.3% from $28.5 million in 1999. These increases were due to a $71.9 million or 16.9% increase in average loans to $497 million in 2001 from $426 million in 1999, a $37.6 million or 9.7% increase from $388 million in 1999. The increase as a result of increase average loan balances was offset by a decrease in yield on loans to 9.4% in 2001 from 10.3% in 2000. This decrease was a direct result of the Federal Reserve Bank cutting rates by 4.25%, which has a like effect on the prime rate to which a significant portion of the Company's loans are tied.

      During 2001, the cost of interest-bearing liabilities decreased to 3.76% from 4.46% in 2000 as a result of decreasing interest rates precipitated by the Federal Reserve Bank's rate cuts. During 2000, the cost of interest-bearing liabilities increased to 4.46% from 3.70% in 1999 as a result of an increase in rates by the Federal Reserve Bank and an increase in certificates of deposit relative to other interest-bearing liabilities.

      Management believes that any additional interest rate cuts by the Federal Reserve Bank would reduce the Company's net interest margin. The extent of any reduction in net interest margin will depend on the amount and timing of any further Federal Reserve Bank reductions and the Company's ability to manage the cost of interest-bearing liabilities given its competitive position in the markets it serves.

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

                                                                       Years ended December, 31,
                                      ---------------------------------------------------------------------------------------------
                                                   2001                           2000                           1999
                                      ------------------------------  ----------------------------  -------------------------------
                                                 Interest   Average             Interest   Average            Interest    Average
                                        Average  Income or  Yield or  Average   Income or  Yield or  Average  Income or   Yield or
                                        Balance   Expense     Cost    Balance    Expense     Cost    Balance   Expense      Cost
                                      ---------- ---------- -------- ---------- ---------- ------- ---------- ---------- ----------
                                                                         (Dollars in thousands)
Assets
Loans and leases:
    Commercial...................        $83,486     $7,246    8.68%    $74,051     $7,353   9.93%    $58,454    $5,479     9.37%
    Real estate--mortgage.........       309,606     29,057    9.39     250,665     25,011   9.98     193,897    18,278     9.43
    Real estate--construction.....        78,761      7,481    9.50      67,961      7,990  11.76      58,468     6,496    11.11
    Consumer.....................         25,077      2,864   11.42      22,301      2,591  11.62      18,624     2,165    11.62
    Leases.......................             --         --      --      10,071        839   8.34      58,017     4,885     8.42
    Other........................            555         --      --         458         --     --         418        --       --
                                      ---------- ---------- -------- ---------- ---------- ------- ---------- ---------- ----------
      Total loans and leases.....        497,485     46,648    9.38%    425,507     43,784  10.29%    387,878    37,303     9.62%
Allowance for loan and lease losses      (6,924)                        (5,994)                       (4,685)
Securities:
    U.S. government and mortgage-
      backed                             144,040      7,988    5.55     114,138      7,298   6.39      95,425     5,329     5.58
    States and political subdivisions:
      Nontaxable.................          3,826        175    4.57       4,317        195   4.52       4,907       227     4.63
      Other......................          2,252        104    4.62       2,146        160   7.46       1,949       109     5.59
                                      ---------- ---------- -------- ---------- ---------- ------- ---------- ---------- ----------
        Total securities.........        150,118      8,267    5.51%    120,601      7,653   6.35%    102,281     5,665     5.54%
Interest bearing deposits other banks     18,756        628    3.35       6,173        397   6.43         150        10     6.67
Federal funds sold...............          5,722        170    2.97       5,129        317   6.18       3,455       168     4.86
                                      ---------- ---------- -------- ---------- ---------- ------- ---------- ---------- ----------
      Total interest-earning assets      672,081     55,713    8.29%    557,410     52,151   9.36%    493,764    43,146     8.74%
Non-interest-earning assets:
    Cash and due from banks......         25,849                         20,904                        21,879
    Other .......................         27,172                         26,045                        23,812
                                      ----------                     ----------                    ----------
    Total non-interest-earning assets     53,021                         46,949                        45,691
                                      ----------                     ----------                    ----------
        Total assets.............       $718,178                       $598,365                      $534,770
                                      ==========                     ==========                    ==========

Liabilities and Stockholders' Equity
Deposits:
    Interest-bearing demand accounts    $115,773     $1,564    1.35%   $103,371     $2,299   2.22%    $92,526    $1,670     1.80%
    Certificates of deposit......        264,176     14,244    5.39     206,222     11,786   5.72     166,576     8,479     5.09
    Money market savings accounts         51,737      1,466    2.83      46,956      1,698   3.62      49,209     1,442     2.93
    Regular savings accounts.....         39,975        906    2.27      34,080        961   2.82      32,697       818     2.50
                                      ---------- ---------- -------- ---------- ---------- ------- ---------- ---------- ----------
        Total interest-bearing
           deposits..............        471,661     18,180    3.85%    390,629     16,744   4.29%    341,008    12,409     3.64%
Short-term borrowings............         72,112      2,160    3.00      57,013      3,084   5.41      48,780     1,831     3.75
Long-term debt...................          1,371        138   10.06       5,224        370   7.08       7,145       446     6.24
                                      ---------- ---------- -------- ---------- ---------- ------- ---------- ---------- ----------
        Total interest-bearing
           liabilities...........        545,144     20,478    3.76%    452,866     20,198   4.46%    396,933    14,686     3.70%
Non-interest-bearing demand accounts     113,402                         93,499                        90,384
Other non-interest-bearing liabilities     4,009                          4,525                         3,007
                                      ----------                     ----------                    ----------
        Total liabilities........        662,555                        550,890                       490,324
Stockholders' equity.............         55,623                         47,475                        44,446
                                      ----------                     ----------                    ----------
Total liabilities and stockholders'
        equity...................       $718,178                       $598,365                      $534,770
                                      ========== ----------          ========== ----------         ========== ----------
Net interest income..............                   $35,235                        $31,953                      $28,460
                                                 ==========                     ==========                    ==========
Net interest spread..............                              4.53%                         4.90%                          5.04%
Net interest margin..............                              5.24%                         5.73%                          5.76%

Ratio of average interest-earning
        assets to average
           interest-bearing
              liabilities........                            123.29%                       123.08%                        124.36%

       Loan fees of $3.9 million, $2.9 million, and $2.6 million are included in interest income for the years ended December 31, 2001, 2000, and 1999, respectively.

       The following table illustrates the changes in the Company's net interest income due to changes in volume and changes in interest rate. Changes attributable to the combined effect of volume and interest rates have been included in the changes due to volume.

                                                                                   Year ended December 31,
                                             -----------------------------------------------------------------------------
                                                         2001 vs. 2000                          2000 vs. 1999
                                                      increase (decrease)                    increase (decrease)
                                                       due to changes in                      due to changes in
                                             --------------------------------------- -------------------------------------
                                                Volume        Rate          Total       Volume       Rate         Total
                                             ------------ ------------  ------------ ----------- ------------ ------------
                                                                           (Dollars in thousands)
Interest-earning assets
Loans and leases:
Commercial .................................       $937     ($1,044)        ($107)      $1,462         $412       $1,874
Real estate--mortgage ......................      5,881      (1,835)         4,046       5,351        1,382        6,733
Real estate--construction ..................      1,270      (1,779)         (509)       1,055          439        1,494
Consumer ...................................        323         (50)           273         426           --          426
Leases......................................      (839)           --         (839)     (4,037)          (9)      (4,046)
                                             ------------ ------------  ------------ ----------- ------------ ------------
Total loans and leases .....................      7,572      (4,708)         2,864       4,257        2,224        6,481
Securities:
U.S. government ............................      1,912      (1,222)           690       1,045          924        1,969
States and political subdivisions
   non-taxable..............................       (22)           2           (20)        (27)          (5)         (32)
Other ......................................          8                                                  40           51
                                                                (64)          (56)          11
                                             ------------ ------------  ------------ ------------ ------------ ------------
Total securities ...........................      1,898      (1,284)           614       1,029          959        1,988
Interest-bearing deposits other banks ......        809        (578)           231         402         (15)          387
Federal funds sold .........................         37        (184)         (147)          81           68          149
                                             ------------ ------------  ------------ ----------- ------------ ------------
Total interest-earning assets ..............     10,316      (6,754)         3,562       5,769        3,236        9,005
                                             ------------ ------------  ------------ ----------- ------------ ------------

Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts ...........        276      (1,011)         (735)         196          433          629
Certificates of deposit ....................      3,312        (854)         2,458       2,018        1,289        3,307
Money market savings accounts ..............        173        (405)         (232)        (66)          322          256
Regular savings accounts ...................        166        (221)          (55)          35          108          143
                                             ------------ ------------  ------------ ----------- ------------ ------------
Total interest-bearing deposits ............      3,927      (2,491)         1,436       2,183        2,152        4,335
Short-term borrowings ......................        817      (1,741)         (924)         309          944        1,253
Long-term debt..............................      (294)          62          (232)       (120)           44         (76)
                                             ------------ ------------  ------------ ----------- ------------ ------------
Total interest-bearing liabilities .........      4,450      (4,170)           280       2,372        3,140        5,512
                                             ------------ ------------  ------------ ----------- ------------ ------------
Total increase (decrease) in net
   interest income..........................     $5,866     ($2,584)        $3,282      $3,397          $96       $3,493
                                             ============ ============  ============ =========== ============ ============

ASSET/LIABILITY MANAGEMENT

       The Company's results of operations depend substantially on its net interest income. Like most financial institutions, the Company's interest income and cost of funds are affected by general economic conditions and by competition in the marketplace.

       The purpose of asset/liability management is to provide stable net interest income growth by protecting the Company's earnings from undue interest rate risk. Exposure to interest rate risk arises from volatile interest rates and changes in the balance sheet mix. The Company's policy is to maintain an asset/liability management policy that provides guidelines for controlling exposure to interest rate risk. The Company's policy is to control the exposure of its earnings to changing interest rates by generally maintaining a position within a narrow range around an "earnings neutral position," which is defined as the mix of assets and liabilities that generates a net interest margin that is least affected by interest rate changes.

       The interest rate sensitivity ("GAP") is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A GAP is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A GAP is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative GAP would tend to adversely affect net interest income, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely. While the interest rate sensitivity GAP is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

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

       As of December 31, 2001, the Company's cumulative interest rate GAP for the period up to three months was a positive $130.8 million and for the period up to one year was a positive $156.4 million. Based solely on the Company's interest rate GAP of twelve months or less, net income of the Company could be unfavorably impacted by a decrease in interest rates or favorably impacted by an increase in interest rates.

       During 2001, the Company experienced a significant increase in deposits as a result of its strategy to capture market share. As a result, the Company's total assets increased by $175 million while its loan to deposit ratio declined to 80% at December 31, 2001 from 87% at December 31, 2000, during a period of rapidly declining interest rates. Management anticipates an increase in the loan to deposit ratio, which combined with management's intention to lengthen the maturities of investment securities purchased, should reduce the Company's exposure to declining interest rates.

       The following table sets forth the estimated maturity or repricing, and the resulting interest rate GAP of the Company's interest-earning assets and interest-bearing liabilities at December 31, 2001. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with generally accepted accounting principles. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

                                                                          Three
                                                            Less than   months to
                                                             three      less than   One to five   Over five
                                                             months      one year       years       years         Total
                                                           ------------ ----------- ------------ ------------ ------------
                                                                            (Dollars in thousands)
Interest-earning assets:
     Investment securities...........................         $94,869     $48,898      $34,007       $9,648     $187,422
     Interest-bearing deposits other banks...........           4,783          --           --           --        4,783
     Federal funds sold..............................          22,745          --           --           --       22,745
     Loans:
        Commercial...................................          57,070      18,488       13,822          807       90,187
        Real estate..................................         218,689      78,187      118,560       17,542      432,978
        Consumer.....................................           4,989       7,214       12,525          829       25,557
                                                           ------------ -----------  ----------- ------------ ------------
             Total interest-earning assets...........         403,145     152,787      178,914       28,826      763,672
                                                           ------------ -----------  ----------- ------------ ------------
Interest-bearing liabilities:
     Savings and NOW accounts........................          87,453          --           --      172,946      260,399
     Certificates of deposit of $100,000 or more.....          68,615      81,535       25,454          501      176,105
     Other time accounts.............................          36,225      45,699       30,690          106      112,720
     Other interest-bearing liabilities..............          80,004          42          222          771       81,039
                                                           ------------ -----------  ----------- ------------ ------------
             Total interest-bearing liabilities......         272,297     127,276       56,366      174,324      630,263
                                                           ------------ -----------  ----------- ------------ ------------
Interest rate GAP....................................        $130,848     $25,511     $122,848   ($145,498)     $133,409
                                                           ============ ===========  =========== ============ ============
Cumulative interest rate GAP at December 31, 2001....        $130,848    $156,359     $278,907     $133,409
                                                           ============ ===========  =========== ============
Cumulative GAP ratio at December 31, 2001............            1.48        1.39         1.61         1.21
                                                           ============ ===========  =========== ============

     The following table presents an analysis of the sensitivity inherent in the Company's net interest income and market value of portfolio equity (market value of assets, less the market value of liabilities). The interest rate scenarios presented In the table include interest rates at December 31, 2001, and as adjusted by instantaneous parallel rate changes upward and downward of up to 200 basis points. Each rate scenario reflects unique prepayment and repricing assumptions.

     Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. This analysis is based on the contractual final maturity of the Company's assets and liabilities at December 31, 2001.

        Change in Interest Rates                      Net Interest Income               Market Value of Portfolio Equity
---------------------------------------     -------------------------------------    -------------------------------------
                 +200                                       18%                                     (11%)
                 +100                                        9%                                      (8%)
                  0                                         (1%)                                     (5%)
                 -100                                      (10%)                                     (2%)
                 -200                                      (19%)                                      1%

INVESTMENT PORTFOLIO

      The following table provides the carrying value of the Company's investment portfolio at each of the dates indicated. At December 31, 2001, the market value exceeded the carrying value by approximately $287,000, and at December 31, 2000, the carrying value exceeded the market value by approximately $310,000, respectively.

                                                                                      As of December 31,
                                                                      -----------------------------------------------
                                                                             2001           2000            1999
                                                                      ---------------- --------------- --------------
                                                                                 (Dollars in thousands)
U.S. Treasury securities............................................           $498       $     --            $547
U.S. government agency securities...................................        161,603        116,698          87,569
Mortgaged-backed securities.........................................         19,539         11,463              --
Obligations of states and political subdivisions....................          3,503          4,054           4,593
Other securities....................................................          2,279          2,194           2,092
                                                                      ---------------- --------------- --------------
    Total investment securities.....................................       $187,422       $134,409         $94,801
                                                                      ================ =============== ==============

      The table below provides the carrying values, maturities, and weighted average yield of the investment portfolio of the Company as of December 31, 2001.

                                                                                              Average         Weighted
                                                                               Carrying       maturity        average
                                                                                value         (years)          yields
                                                                            -------------- --------------- ---------------
                                                                                       (Dollars in thousands)
U.S. Treasury securities..................................................          $498          0.14           3.21%
U.S. government agency securities
      One year or less....................................................        34,517          0.05           2.31
      After one through five years........................................       123,062          2.91           5.02
      After five through ten years........................................         4,024          5.22           5.67
                                                                            -------------- --------------- ---------------
         Total U.S. government agency securities..........................       161,603          2.36           4.46
Mortgage-backed securities
      After one through five years........................................         2,701          4.53           6.20
      After five through ten years........................................         2,456          7.02           6.83
      After ten years.....................................................        14,382         21.25           6.08
                                                                            -------------- --------------- ---------------
         Total mortgage-backed securities.................................        19,539         17.15           6.19
Obligations of states and political subdivisions
      One year or less....................................................           100          0.42           5.45
      After one through five years........................................         2,118          3.84           4.40
      After five through ten years........................................           400          5.58           4.05
      After ten years.....................................................           885         10.65           5.13
                                                                            -------------- --------------- ---------------
         Total states and political subdivisions securities...............         3,503          5.66           4.58
Other securities..........................................................         2,279          --             4.57
                                                                            -------------- --------------- ---------------
         Total investment securities......................................      $187,422          3.97           4.64%
                                                                            ============== =============== ===============

LOAN AND LEASE PORTFOLIO

       The following table presents the amount of loans and leases of the Company, by category, at the dates indicated.

                                                                 As of December 31,
                             --------------------------------------------------------------------------------------------
                                   2001              2000               1999              1998               1997
                             --------------------------------------------------------------------------------------------
                              Amount  Percent   Amount  Percent   Amount   Percent   Amount   Percent   Amount  Percent
                             -------- -------- -------- -------- --------- -------- --------- -------- -------- ---------
                                                               (Dollars in thousands)
Commercial.................   $90,187   16.4%   $82,901   18.0%    $65,702   15.3%    $53,942   16.1%   $45,480   15.8%
Real estate--mortgage......   321,912   58.7    279,470   60.7     214,844   50.1     167,980   50.1    153,550   53.3
Real estate--construction..    98,086   17.9     68,282   14.9      65,844   15.4      47,357   14.1     41,943   14.5
Consumer and other.........    25,557    4.6     24,451    5.3      20,203    4.7      18,089    5.5     16,809    5.8
Mortgage loans available
   for sale................    12,980    2.4      4,980    1.1         995    0.3          --     --         --     --
Leases....................         --     --         --     --      61,050   14.2      47,651   14.2     30,587   10.6
                             -------- -------- -------- -------- --------- -------- --------- -------- -------- ---------
Total loans and leases....   $548,722  100.0%  $460,084  100.0%   $428,638  100.0%   $335,019  100.0%  $288,369  100.0%
                             ======== ======== ======== ======== ========= ======== ========= ======== ======== =========

       On March 1, 2000, the Company closed the sale of the assets of its subsidiary bank's commercial leasing division. The sale resulted in $64.4 million of leases being sold. The gain on the sale was approximately $879,000, net of transaction costs. The proceeds from the sale were used to purchase investment securities, fund loan demand, and reduce short-term borrowings.

       The following table presents the aggregate maturities of loans in each major category of the Company's loan portfolio at December 31, 2001. Actual maturities may differ from the contractual maturities shown as a result of renewals and prepayments.

                                                                                       As of December 31, 2001
                                                                       ----------------------------------------------------
                                                                        Less than      One to      Over five      Total
                                                                         one year    five years      years
                                                                       ------------ ------------ ------------- ------------
                                                                                      (Dollars in thousands)
Fixed-rate loans:
      Commercial................................................          $13,732      $10,178         $781       $24,691
      Real estate...............................................           13,354       18,684       15,118        47,156
      Consumer..................................................            8,072       11,279          829        20,180
      Mortgage loans available for sale.........................           12,980           --           --        12,980
         Total fixed-rate loans.................................           48,138       40,141       16,728       105,007
Variable-rate loans:
      Commercial................................................           61,826        3,644           26        65,496
      Real estate...............................................          270,542       99,876        2,424       372,842
      Consumer..................................................            4,131        1,246           --         5,377
          Total variable-rate loans.............................          336,499      104,766        2,450       443,715
          Total loans...........................................         $384,637     $144,907      $19,178      $548,722
---------------------------------------------------------------------------------------------------------------------------

NONPERFORMING ASSETS

     Nonperforming assets consist of loans and leases past due 90 days or more, non-accrual loans and leases, restructured loans and leases, and other real estate owned. The Company generally places a loan on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory or the Company becomes aware that adverse factors have occurred that create substantial doubt about the collectability of the loan. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as non-accrual are recorded as a reduction of principal as long as doubt exists as to collection.

     Potential problem assets are defined as loans presently accruing interest and not contractually past due 90 days or more and not restructured, but about which management has doubt as to the future ability of the borrower to comply with present repayment terms, which may result in the reporting of the loans as nonperforming assets in the future. Management monitors the performance and value of any collateral securing such loans monthly, and in cases where the loan balance exceeds estimated fair value of collateral, a specific portion of the allowance for loan losses is allocated to these loans. At December 31, 2001, $809,000 of the allowance for loan losses was allocated specifically to such loans.

     The following table sets forth information with respect to these assets at the dates indicated.

                                                                                     As of December 31,
                                                                 --------------------------------------------------------
                                                                     2001        2000      1999       1998        1997
                                                                 ----------- ----------- --------- ---------- -----------
                                                                                 (Dollars in thousands)
Loans and leases past due 90 days or more.....................           $3          $6       $84       $79       $107
Non-accrual loans and leases..................................        2,480       1,937     2,725     6,566      3,123
                                                                 ----------- ----------- --------- ---------- -----------
     Total nonperforming loans and leases.....................        2,483       1,943     2,809     6,645      3,230
Other real estate owned.......................................          272       2,016     1,917       697      1,327
                                                                 ----------- ----------- --------- ---------- -----------
     Total nonperforming assets...............................       $2,755      $3,959    $4,726    $7,342     $4,557
                                                                 =========== =========== ========= ========== ===========
Allowance for loan and lease losses...........................       $7,207      $6,308    $5,387    $3,875     $3,279
                                                                 =========== =========== ========= ========== ===========
Potential problem assets......................................      $13,331      $5,053    $5,133    $3,289     $3,873
                                                                 =========== =========== ========= ========== ===========

Ratio of total nonperforming assets to total assets...........        0.33%       0.61%     0.83%     1.49%      1.14%
Ratio of total nonperforming loans and leases to total loans
     and leases...............................................        0.45%       0.42%     0.66%     1.98%      1.12%
Ratio of allowance for loan and lease losses to total
     nonperforming loans and leases...........................         290%        325%      192%       58%       102%

     Loans on which the accrual of interest has been discontinued amounted to $2,480,575, $1,937,452, and $2,725,217 at December 31, 2001, 2000, and 1999,
respectively. If interest on such loans had been accrued, such income would have been approximately $70,000 in 2001, $199,000 in 2000, and $199,000 in 1999.
Actual interest income on those loans, which is recorded only when received, amounted to zero in 2001, 2000, and 1999.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

     Management uses a systematic methodology, which is applied monthly, to determine the amount of allowance for loan losses and the resultant provisions for loan losses it considers adequate to provide for anticipated loan losses. This methodology includes the following elements:

    -    A periodic detailed analysis of the loan portfolio
    -    A systematic loan grading system
    -    A periodic review of the summary of the allowance for loan loss balance
    - Identification of loans to be evaluated on an individual basis for impairment under SFAS No. 114
    - Consideration of internal factors such as the Company's size, organizational structure, loan portfolio structure, loan administration procedures, past due and delinquency trends, and loss experience
    -    Consideration of risks inherent in different kinds of lending
    - Consideration of external factors such as local, regional, and national economic factors
    - An overall evaluation of the quality of the underlying collateral, and holding and disposition costs

The allowance is increased by provisions charged to operations and reduced by loan charge-offs, net of recoveries.

     The following table sets forth information regarding changes in the allowance for loan and lease losses of the Company for the periods indicated. The principal factor affecting the amount of the provision in each of the periods presented was growth in the loan portfolio.

                                                                                    As of December 31,
                                                              -----------------------------------------------------------
                                                                  2001        2000        1999        1998       1997
                                                              ----------- ----------- ----------- ----------- -----------
                                                                               (Dollars in thousands)
Allowance for loan and lease losses, beginning of period...       $6,308      $5,387      $3,875      $3,280    $2,510
Charge-offs:
    Commercial and other...................................        1,034       1,153       1,315       1,083       462
    Real estate loans......................................          338         664         256         389        72
    Consumer loans.........................................          201         112         101          98        95
    Credit cards...........................................          130          23         129         171       253
    Leases  ...............................................            C         104         191         180        90
                                                              ----------- ----------- ----------- ----------- -----------
          Total charge-offs................................        1,703       2,056       1,992       1,921       972
                                                              ----------- ----------- ----------- ----------- -----------
Recoveries:
    Commercial and other...................................           45         367         255         109        56
    Real estate loans......................................           47          27          50           3        35
    Consumer loans.........................................          100          70          55          68        76
    Credit cards...........................................           24          36          31          14         4
    Leases.................................................            C           2          38           C        34
                                                              ----------- ----------- ----------- ----------- -----------
          Total recoveries.................................          216         502         429         194       205
                                                              ----------- ----------- ----------- ----------- -----------
Net charge-offs............................................        1,487       1,554       1,563       1,727       767
Provision for loan and lease losses........................        2,386       2,475       3,075       2,322     1,537
                                                              ----------- ----------- ----------- ----------- -----------
Allowance for loan and lease losses, end of period.........       $7,207      $6,308      $5,387      $3,875    $3,280
                                                              =========== =========== =========== =========== ===========

As a percentage of average total loans and leases:
     Net charge-offs.......................................         0.30%      0.37%       0.40%     0.56%       0.28%
     Provision for loan and lease losses...................         0.48       0.58        0.79      0.75        0.56
     Allowance for loan and lease losses...................         1.45       1.48        1.39      1.26        1.20
As a percentage of total loans and leases at year-end:
     Allowance for loan and lease losses...................         1.31       1.37        1.26      1.16        1.14
As a multiple of net charge-offs:
     Allowance for loan and lease losses...................         4.85       4.06        3.45      2.24        4.27
     Income before income taxes and provision for loan
        and lease losses...................................        10.13       8.72        7.12      5.08        8.52

      Specific reserves are provided for individual loans and leases where ultimate collection is considered questionable by management after reviewing the current status of loans and leases that are contractually past due and considering the net realizable value of the security and of the loan guarantees, if applicable. The following table sets forth the allowance for loan and lease losses by category, based upon management's assessment of the risk associated with these categories at the dates indicated and summarizes the percentage of gross loans and leases in each category as a percentage of total loans and leases.

                                                                As of December 31,
                              -----------------------------------------------------------------------------------
                                          2001                        2000                        1999
                              ---------------------------  --------------------------  --------------------------
                                                             (Dollars in thousands)

                                              Percent of                  Percent of                  Percent of
                                              loans and                   loans and                   loans and
                                              leases to                   leases to                   leases to
                                Amount of    total loans    Amount of    total loans    Amount of    total loans
                                allowance     and leases    allowance     and leases    allowance     and leases
                              ------------  -------------  -----------  -------------  -----------  -------------
Commercial and unallocated
   portion...................      $6,376       16.40%         $3,604       18.02%         $3,876       15.30%
Real estate..................         607       79.00           2,586       61.83             710       65.80
Leases.......................           C           C               C       14.84             305       14.20
Consumer.....................         224        4.60             118        5.31             496        4.70
                              ------------  -------------  -----------  -------------  -----------  -------------
      Total allowance for loan
         and lease losses....      $7,207      100.00%         $6,308      100.00%         $5,387      100.00%
                              ============  =============  ===========  =============  ===========  =============

                                                As of December 31,
                                ------------------------------------------------------
                                           1998                        1997
                                --------------------------  --------------------------
                                             (Dollars in thousands)

                                               Percent of                  Percent of
                                               loans and                   loans and
                                               leases to                   leases to
                                 Amount of    total loans    Amount of    total loans
                                 allowance     and leases    allowance     and leases
                                -----------  -------------  -----------  -------------
Commercial and unallocated
   portion...................       $2,187       16.10%           $830       15.77%
Real estate..................          867       64.28           1,700       67.79
Leases.......................          404       14.22             150       10.61
Consumer.....................          417        5.40             600        5.83
                                -----------  -------------  -----------  -------------
      Total allowance for loan
         and lease losses....       $3,875      100.00%         $3,280      100.00%
                                ===========  =============  ===========  =============

DEPOSITS

     The following table presents the average balances outstanding for each major category of the Company's deposits and weighted average interest rate paid for interest-bearing deposits for the periods indicated.

                                                                   Years Ended December 31,
                                           ------------------------------------------------------------------------
                                                     2001                   2000                     1999
                                           ---------------------- ------------------------ ------------------------
                                                                   (Dollars in thousands)
                                                        Weighted                Weighted                Weighted
                                                         Average                 Average                 Average
                                             Average    Interest     Average    Interest     Average    Interest
                                             Balance      Rate       Balance      Rate       Balance      Rate
                                           ----------- ---------- ------------ ----------- ----------- ------------
Interest-bearing demand accounts..........   $115,773      1.35%     $103,371      2.22%      $92,526      1.80%
Certificates of deposit...................    264,176      5.39       206,222      5.72       166,576      5.09
Money market savings accounts.............     51,737      2.83        46,956      3.62        49,209      2.93
Regular savings accounts..................     39,975      2.27        34,080      2.82        32,697      2.50
Non-interest-bearing demand
accounts..................................    113,402       --         93,499       --         90,384       --
                                           ----------- ---------- ------------ ----------- ----------- ------------
                Totals....................   $585,063      3.85%     $484,128      4.29%     $431,392      3.64%
                                           =========== ========== ============ =========== =========== ============

     The following table shows the amount and maturity of certificates of deposit that had balances of $100,000 or more and the percentage of the total for each maturity.

                                                                       As of December 31,
                                             --------------------------------------------------------------------
                                                       2001                   2000                   1999
                                             -----------------------  --------------------  ---------------------
                                                                    (Dollars in thousands)
Three months or less......................      $68,615     38.96%     $39,055     34.29%     $19,291     20.37%
Three through twelve months...............       81,535     46.30       59,030     50.96       49,619     52.38
Over twelve months........................       25,955     14.74       17,000     14.75       25,813     27.25
                                             -----------  ----------  ---------  ---------  ----------  ---------
                Totals....................     $176,105    100.00%    $115,085    100.00%     $94,723    100.00%
                                             ===========  ==========  =========  =========  ==========  =========

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase totaled $72.3 million, $67.8 million, and $38.9 million at December 31, 2001, 2000, and 1999, respectively. The weighted average interest rate on securities sold under agreements to repurchase was 1.15%, 5.36%, and 3.73% at December 31, 2001, 2000, and 1999,
respectively.

     Securities sold under agreements to repurchase are summarized as follows:

                                                                           Years ended December 31,
                                                           --------------------------------------------------------
                                                                  2001               2000               1999
                                                           -----------------  -----------------  ------------------
Balance.................................................      $72,258,011        $67,769,015        $38,927,736
Weighted average interest rate .........................            1.15%              5.36%              3.73%
Maximum amount outstanding at any month end.............      $85,831,696        $67,769,015        $48,948,930
Average balance outstanding during the period ..........      $71,833,000        $55,151,000        $45,325,000
Weighted average interest rate during the period .......            2.68%              4.76%              3.59%

RETURN ON EQUITY AND ASSETS

     The following table shows the return on average assets, return on average equity, dividend payout ratio, and ratio of average equity to average assets for the periods indicated.

                                                                For the years ended December 31,
                                                    -----------------------------------------------------
                                                          2001              2000               1999
                                                    ----------------  -----------------  ----------------
Return on average assets........................          1.13%             1.21%              0.97%
Return on average equity........................         14.64             15.23              11.71
Dividend payout ratio...........................         20.47             17.91              22.28
Average equity to average assets................          7.75              7.93               8.31

RESULTS OF OPERATIONS--YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

     Overview. The Company's net income increased to $8.1 million in 2001, from $7.2 million in 2000, and from $5.2 million in 1999. Net interest income increased to $35.2 million in 2001, compared to $32.0 million in 2000, and $28.5 million in 1999. Total non-interest income increased to $9.4 million in 2001, compared to $7.8 million in 2000, and $5.9 million in 1999. These increases were offset by non-interest expenses that increased to $29.6 million in 2001, compared to $26.2 million in 2000, and $23.2 million in 1999. Income tax expense increased to $4.5 million in 2001, from $3.8 million in 2000, and $2.8 million in 1999.

     During 2001, a significant competitor in the Company's market area was acquired by another institution in the market requiring the purchaser to divest of significant deposits to another institution owned by an out of state company. The Company geared many of its activities including marketing efforts to capturing market share disrupted by this acquisition. Management believes that a significant amount of its deposit growth in 2001 was a result of this transaction and the Company's efforts to capitalize on it. While management believes that the Company will continue to increase its market share as a result of this acquisition, management does not expect its market share growth from this acquisition will continue at the same rate as that experienced in 2001.

     The decline in interest rates in 2001 had the impact of compressing the Company's net interest margin, because of the Company's asset sensitive position. If the decline in rates were to halt, this compression should be abated and any increase in rates by the Federal Reserve would be expected to have the effect of increasing the Company's net interest margin. The decline in rates also had the effect of stimulating demand for one-to-four family residential real estate. That increased demand contributed to the growth in real estate construction loans and originations of mortgage loans available for sale. With interest rates at historically low levels, management expects that increases in rates will occur that will slow the pace of demand for one-to-four family residential real estate which would have the effect of reducing the rate of growth in construction loans and mortgage loans originated for sale.

     Interest Income. Interest income increased to $55.7 million in 2001, from $52.2 million in 2000, and $43.1 million in 1999. This increase was due to an increase in average interest-earning assets. Average interest-earning assets were $672 million in 2001, compared to $557 million in 2000, and $494 million in 1999. The increase in average interest-earning assets occurred in loans and investment securities, and was made possible by the Company's successful efforts to increase its deposit market share. Principally as a result of the Federal Reserve Bank's rate cuts, the Company's yield on interest-earning assets decreased to 8.29% in 2001 from 9.36% in 2000. In 2000, the yield on interest-earning assets increased to 9.36% compared to 8.74% in 1999 as a result of the change in the mix of the loan portfolio after the sale of leases and higher general interest rates in 2000 compared to 1999.

     Interest Expense. Interest expense increased to $20.5 million in 2001, from $20.2 million in 2000, and $14.7 million in 1999. This increase was due to an increase in average interest-bearing liabilities offset by a decrease in the cost of interest-bearing liabilities. Average interest-bearing liabilities increased to $545 million in 2001, from $453 million in 2000, and $397 million in 1999. The increase in average interest-bearing liabilities was due to an increase in average interest-bearing deposits of $81.0 million and an increase in average short-term borrowings, principally securities sold under agreement to repurchase of $15.1 million. The increase in interest-bearing deposits and securities sold under agreement to repurchase is a result of the Company's success in increasing its market share. The average cost of interest-bearing liabilities decreased to 3.76% in 2001, from 4.46% in 2000, and 3.70% in 1999. The decrease in the cost of interest bearing liabilities is a direct result of the Federal Reserve Bank's rate cuts. The increase in the average cost of interest-bearing liabilities in 2000 was a result of increased rates paid on interest-bearing deposits and short-term borrowings due to the general increase in interest rates.

     Net Interest Income. Net interest income is interest earned on loans and investments less interest expense on deposit accounts and borrowings. Primary factors affecting the level or net interest income include the margin between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as the volume and composition of average interest-earning assets and average interest-bearing liabilities. Net interest income increased to $35.2 million in 2001, from $32.0 million in 2000, and $28.5 million in 1999. This increase was due to increases in average loans of $72.0 million and average investment securities of $29.5 million. Net interest margin was 5.24% in 2001, compared to 5.73% in 2000, and 5.76% in 1999.

     Provision for Loan and Lease Losses. The provision for loan losses decreased to $2.4 million in 2001, from $2.5 million in 2000, and $3.1 million in 1999. The provision in each year was based on management's judgment concerning the amount of allowance for loan losses necessary after its review of various factors, which it believes affect the credit quality of the loan portfolio. Charge-offs net of recoveries of loans and leases were $1.5 million in 2001, $1.6 million in 2000, and $1.6 million in 1999. The percentage of total charge-offs to average loans and leases was 0.30% in 2001 and 0.37% in 2000. Management intends to continue to provide for potential loan losses based upon growth in the portfolio, trends in delinquencies, charge-off experience, and local and national economic conditions.

     Non-interest Income. Non-interest income was $9.4 million in 2001, compared to $7.8 million in 2000, and $5.9 million in 1999. The increase for 2001 compared to 2000 was primarily the result of increased service charges on deposit accounts, credit card transaction fees, and an increase in the gain on sale of mortgage loans. Service charges on deposits were $2.9 million, $2.4 million, and $2.1 million for the years ended December 31, 2001, 2000, and 1999, respectively, due principally to increases in deposits in those years. In September of 1999, the Company began originating and selling single-family mortgage loans with all servicing released. The gain from these sales totaled $1.8 million in 2001, $658,332 in 2000, and $87,583 in 1999. The increase in
2001 from 2000 was significantly aided by the decrease in interest rates in 2001, which increased demand for one-to-four family residential properties resulting in higher origination volumes. Credit card transaction fees increased to $3.2 million in 2001 from $2.4 million in 2000, and $1.8 million in 1999. These increases are the result of the Company's efforts to increase its market share. In 2000, non-interest income included an $879,000 gain on the sale of the Company's leasing division, a $333,000 loss on the sale of investment securities, and a $259,000 gain on the sale of a property recovered in satisfaction of a loan.

     Non-interest Expenses. Non-interest expenses increased to $29.6 million in 2001, from $26.2 million in 2000, and $23.2 million in 1999. This increase was due largely to increases in salaries and employee benefits, occupancy, equipment, and marketing expense as a result of the Company's growth. Salaries and employee benefits increased to $13.6 million in 2001, from $11.8 million in 2000, and $10.8 million in 1999. Occupancy expense increased to $3.4 million in 2001, from $3.1 million in 2000, and $2.6 million in 1999. Equipment expense increased to $2.1 million in 2001, from $1.9 million in 2000, and $1.1 million in 1999. Marketing expense increased to $1.5 million in 2001, compared to $1.3 million in 2000, and $1.6 million in 1999. The increases in salary and occupancy expense are due to growth in assets and deposits, increased commissions for the production of mortgage loans sold, and the addition of two branch locations in 2001. The growth in marketing expense is a result of the Company's efforts to capture market share and capitalize on the opportunity to do so as a result of acquisitions of banks with New Mexico operations by companies outside New Mexico. Management anticipates that non-interest expenses will continue to increase with additional growth.

     Income Tax Expense. Income tax expense increased to $4.5 million in 2001, from $3.8 million in 2000, and $2.8 million in 1999. Management anticipates that the Company's effective tax rate will be slightly higher in 2002.

LIQUIDITY AND SOURCES OF FUNDS

     The Company's primary sources of funds are customer deposits, and loan and lease repayments. These funds are used to make loans, acquire investment securities and other assets, and fund continuing operations. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not a relatively stable source of funds. Deposits of the Company increased to $685 million at December 31, 2001, from $528 million at December 31, 2000. Growth in deposits has occurred primarily as a result of the Company's efforts to increase market share by taking advantage of market dislocations caused by the acquisition of local competitors and growth in the economy of the Company's market area.

     Net loans of the Company increased to $541 million at December 31, 2001 from $454 million as of December 31, 2000. During 2001, real estate loans increased by $72.2 million, commercial loans increased by $7.3 million, consumer loans increased by $1.1 million, and mortgage loans available for sale increased by $8.0 million. The increase in loans is due to the Company's successful efforts to increase its market share by taking advantage of market dislocations caused by the acquisition of local competitors and growth in the economy of the Company's market area.

     The Company maintains an investment securities portfolio made up of U.S. Treasury, U.S. agency, mortgage-backed securities issued by U.S. agencies, municipal bonds, and other securities. These securities may be used as a source of liquidity through either sale of securities available for sale, pledging for qualified deposits, or as collateral for Federal Home Loan Bank borrowings.

     Management anticipates that the Company will continue to rely primarily on customer deposits and loan repayments, as well as retained earnings, to provide liquidity and will use funds so provided primarily to make loans and to purchase securities. The Company believes that its customer deposits provide a strong source of liquidity because of the high percentage of core deposits. Borrowings are used to compensate for reductions in other sources of funds. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets. The sources of such borrowings are federal funds sold, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following tables present contractual cash obligations defined as principal of non-deposit obligations with maturities in excess of one year and property and equipment operating lease obligations, and commercial commitments defined as commitments to extended credit as of December, 2001. See Notes 7, 8, and 12 of the notes to the consolidated financial statements (dollars in thousands):

                                                                                Payments Due by Period
                                                           ---------------------------------------------------------------

                                                                         One Year      One to       Four to       After
             Contractual Cash Obligations                     Total      and Less    Three Years  Five Years   Five Years
                                                           ------------ -----------  ----------- ------------ ------------
FHLB advances........................................            $102         $29          $67           $6          $--
Note Payable.........................................             946          28           66           80          772
Operating leases.....................................          19,986       2,032        3,883        3,449       10,622
Trust preferred securities...........................           7,732          --           --           --        7,732
                                                           ------------ -----------  ----------- ------------ ------------
     Total contractual cash obligations..............         $28,766      $2,089       $4,016       $3,535      $19,126
                                                           ============ ===========  =========== ============ ============

                                                                    Amount of Commitment Expiration Per Period
                                                       -------------------------------------------------------------------

                                                           Unfunded      Less than      One to     Four to       After
              Commercial Commitments                      Commitments     One Year   Three Years  Five Years   Five Years
                                                       ---------------- -----------  ----------- ------------ ------------
Lines of credit......................................        $112,121     $85,247       $6,988         $253      $19,633
Standby letters of credit............................           6,782       5,731        1,051           --           --
                                                       ---------------- -----------  ----------- ------------ ------------
     Total commercial commitments....................        $118,903     $90,978       $8,039         $253      $19,633
                                                       ================ ===========  =========== ============ ============

CRITICAL ACCOUNTING POLICY

     Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain an adequate allowance. Estimating the allowance is a critical accounting policy. Management uses a systematic methodology with subjective elements that requires material estimates that are subject to revision as facts and circumstances warrant. In assessing the adequacy of the allowance, management reviews the size, quality and risks of loans in the portfolio, and considers factors such as specific known risks, past experience, the status and amount of nonperforming assets, and economic conditions. A specific percentage is allocated to total loans in good standing and not specifically reserved while additional amounts are added for individual loans considered to have specific loss potential. Loans identified as losses are charged-off. Based on total allocations, the provision is recorded to maintain the allowance at a level deemed appropriate by management based on probable losses in the loan portfolio.

CAPITAL RESOURCES

     The Company's total stockholders' equity increased to $58.3 million at December 31, 2001 from $51.3 million at December 31, 2000. Of the $7.0 million increase $8.1 million was produced by earnings, and $692,959 as a result of the increase in market value of securities available for sale, offset by stock repurchases of $710,126 and dividend payments of $1.7 million.

     During 2001, the Company issued trust preferred securities of $7.7 million dollars which are included as long-term debt on the consolidated balance sheet and counted as Tier I capital for regulatory capital purposes. Management currently intends to continue to retain a major portion of the Company's earnings to support anticipated growth. As of December 31, 2001, the Company and its subsidiary bank met the fully phased-in regulatory capital requirements as further disclosed in note 10 to the consolidated financial statements.

IMPACT OF INFLATION

     The consolidated financial statements and related financial data and notes presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

     Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general price levels.

FORWARD-LOOKING STATEMENTS

     This document includes forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The discussions regarding our interest rate sensitivity include forward-looking statements. Other forward-looking statements can be identified by the use of forward-looking words such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statement. Some factors include fluctuations in interest rates, inflation, government regulations, loss of key personnel, faster or slower that anticipated growth, and economic conditions and competition in the geographic and business areas in which we conduct our operations.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
First State Bancorporation:

     We have audited the accompanying consolidated balance sheets of First State Bancorporation and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First State Bancorporation and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                              KPMG LLP

Albuquerque, New Mexico
January 18, 2002

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

                                                                                            As of December 31,
                                                                                    --------------------------------
                                                                                          2001             2000
                                                                                    ---------------   --------------
                                       ASSETS
Cash and due from banks (note 2)...................................................    $37,362,627      $27,082,529
Interest-bearing deposits with banks...............................................      4,782,910        6,384,492
Federal funds sold.................................................................     22,745,023        5,400,000
                                                                                    ---------------   --------------
               Total cash and cash equivalents.....................................     64,890,560       38,867,021
Investment securities (note 3):
     Available for sale (at market, amortized cost of $129,242,785 and
        $92,643,581 at December 31, 2001 and 2000).................................    130,290,113       92,640,972
     Held to maturity (at amortized cost, market of $55,139,934 and
        $39,884,666 at December 31, 2001 and 2000).................................     54,853,227       39,574,228
     Federal Home Loan Bank Stock and Federal Reserve Bank Stock at cost...........      2,278,750        2,193,750
                                                                                    ---------------   --------------
               Total investment securities.........................................    187,422,090      134,408,950
Loans net of unearned interest (note 4)............................................    548,722,467      460,083,579
Less allowance for loan losses.....................................................      7,207,118        6,307,588
                                                                                    ---------------   --------------
               Net loans...........................................................    541,515,349      453,775,991
Premises and equipment, net (note 5)...............................................     14,324,259       12,751,108
Accrued interest receivable........................................................      4,154,790        4,501,193
Other real estate owned............................................................        272,042        2,016,412
Goodwill, less accumulated amortization of $1,234,953 and $1,130,747 at
     December 31, 2001 and 2000....................................................        360,852          465,058
Cash surrender value of bank owned life insurance  ................................      7,597,775               --
Deferred tax asset, net (note 9)  .................................................      2,677,395        2,491,225
Other assets  .....................................................................      4,706,158        3,451,763
                                                                                    ---------------   --------------
               Total assets .......................................................   $827,921,270     $652,728,721
                                                                                    ===============   ==============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits (note 6):
                Non-interest-bearing...............................................   $135,798,116      $98,628,158
                Interest-bearing...................................................    549,223,949      429,780,077
                                                                                    ---------------   --------------
                  Total deposits...................................................    685,022,065      528,408,235
     Securities sold under agreements to repurchase (note 7).......................     72,258,011       67,769,015
     Other liabilities.............................................................      3,515,661        4,131,766
     Long-term debt (note 7).......................................................      8,780,820        1,102,114
                                                                                    ---------------   --------------
                  Total liabilities................................................    769,576,557      601,411,130
Stockholders' equity (note 10):
     Preferred stock, no par value, 1,000,000 shares authorized, none issued or
       outstanding.................................................................             --               --
     Common stock, no par value, 20,000,000 shares, authorized and issued,
       5,235,134 and 5,202,630, outstanding, 4,885,584 and 4,893,080 at
       December 31, 2001 and 2000..................................................     30,348,120       29,902,538
     Treasury stock, at cost (349,550 shares at December 31, 2001 and 309,550
       shares   at December 31, 2000)..............................................    (4,786,788)      (4,076,662)
     Retained earnings.............................................................     32,092,144       25,493,437
     Accumulated other comprehensive gains (losses) -
        Unrealized gains (losses) on investment securities,  net of tax
           (notes 1, 3,and 9)......................................................        691,237          (1,722)
                                                                                    ---------------   --------------
                  Total stockholders' equity.......................................     58,344,713       51,317,591
Commitments and contingencies (notes 8, 11, and 12)................................             --               --
                                                                                    ---------------   --------------
                  Total liabilities and stockholders' equity.......................   $827,921,270     $652,728,721
                                                                                    ===============   ==============

           See accompanying notes to consolidated financial statements.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Years ended December 31,
                                                                    ---------------------------------------------
                                                                         2001           2000            1999
                                                                    -------------  --------------  --------------
Interest income:
    Interest and fees on loans and leases.........................   $46,648,160     $43,784,197     $37,303,249
    Interest on marketable securities:
         Taxable..................................................     8,092,235       7,458,305       5,437,501
         Nontaxable...............................................       174,385         195,062         227,478
    Federal funds sold............................................       170,001         316,718         168,006
    Interest-bearing deposits other banks.........................       628,253         397,361          10,050
                                                                    -------------  --------------  --------------
         Total interest income....................................    55,713,034      52,151,643      43,146,284
Interest expense:
    Deposits......................................................    18,180,687      16,744,458      12,408,726
    Short-term borrowings (note 7)................................     2,160,061       3,083,875       1,830,981
    Long-term debt (note 7).......................................       137,543         370,059         446,600
                                                                    -------------  --------------  --------------
         Total interest expense...................................    20,478,291      20,198,392      14,686,307
                                                                    -------------  --------------  --------------
         Net interest income......................................    35,234,743      31,953,251      28,459,977
Provision for loan and lease losses (note 4)......................     2,385,500       2,475,008       3,074,992
                                                                    -------------  --------------  --------------
         Net interest income after provision for loan
            and lease losses......................................    32,849,243      29,478,243      25,384,985
                                                                    -------------  --------------  --------------
Non-interest income:
    Service charges on deposit accounts...........................     2,916,149       2,425,566       2,106,035
    Other banking service fees....................................       488,689         431,011         395,012
    Credit card transaction fees..................................     3,208,699       2,446,858       1,771,106
    Operating lease income........................................        35,454         134,415         503,233
    Gain (loss) on sale or call of investment securities .........        47,682       (333,142)              --
    Gain on sale of leasing division..............................            --         879,078              --
    Check imprint income..........................................       501,787         438,676         576,674
    Gain on sale of mortgage loans................................     1,815,218         658,332          87,583
    Other.........................................................       400,053         701,176         435,206
                                                                    -------------  --------------  --------------
         Total non-interest income................................     9,413,731       7,781,970       5,874,849
                                                                    -------------  --------------  --------------
Non-interest expenses:
    Salaries and employee benefits (notes 10 and 11) .............    13,641,883      11,783,716      10,795,796
    Occupancy.....................................................     3,444,408       3,107,404       2,649,310
    Data processing...............................................     1,369,062       1,219,681       1,037,497
    Credit card interchange.......................................     1,650,381       1,252,509         984,710
    Equipment.....................................................     2,113,045       1,911,345       1,645,794
    Leased equipment depreciation.................................            --          70,241         426,730
    Legal, accounting, and consulting.............................       583,089         766,734         654,822
    Marketing  ...................................................     1,496,305       1,330,095       1,073,045
    Supplies .....................................................       588,125         460,211         505,632
    Other real estate owned ......................................       286,214         168,966         246,303
    FDIC insurance premiums.......................................       101,198          95,722          48,301
    Amortization of intangibles...................................       104,206         104,206         104,206
    Check imprint expense.........................................       449,097         372,641         441,406
    Other.........................................................     3,773,233       3,536,340       2,594,745
                                                                    -------------  --------------  --------------
         Total non-interest expenses..............................    29,600,246      26,179,811      23,208,297
                                                                    -------------  --------------  --------------
Income before income taxes........................................    12,662,728      11,080,402       8,051,537
Income tax expense (note 9).......................................     4,520,955       3,848,738       2,845,429
                                                                    -------------  --------------  --------------
Net income........................................................    $8,141,773      $7,231,664      $5,206,108
                                                                    =============  ==============  ==============
Earnings per share (note 1):
    Basic earnings per share......................................         $1.66           $1.48           $1.04
                                                                    =============  ==============  ==============
    Diluted earnings per share....................................         $1.61           $1.45           $1.01
                                                                    =============  ==============  ==============

            See accompanying notes to consolidated financial statements.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                           Years ended December 31,
                                                                            ---------------------------------------------------
                                                                                 2001               2000              1999
                                                                            --------------    ---------------    --------------
Net income............................................................       $8,141,773          $7,231,664         $5,206,108
Other comprehensive gain (loss), net of tax-unrealized holding losses on
  securities available for sale arising during period.................          740,641           1,109,032        (1,358,037)
Reclassification adjustment for (gain) losses included in net income..         (47,682)             219,873                 --
                                                                            --------------     --------------    --------------
   Total comprehensive income.........................................       $8,834,732          $8,560,569         $3,848,071
                                                                            ==============     ==============    ==============

           See accompanying notes to consolidated financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                            Years ended December 31, 2001, 2000, and 1999
                                     -----------------------------------------------------------------------------------------
                                                                                                  Accumulated
                                        Common        Common                                         Other           Total
                                         Stock         Stock         Treasury       Retained     Comprehensive   Stockholders'
                                        Shares        Amount           Stock        Earnings    Gains (Losses)      Equity
                                     ------------  -------------  --------------- ------------ ---------------  ----------------
Balance at December 31, 1998........   5,128,114    $29,107,146     $       --    $15,019,562         $27,410     $44,154,118
                                     ------------  -------------  --------------- ------------ ---------------  ----------------
     Net income.....................          --             --             --      5,206,108              --       5,206,108
     Dividends ($0.23) per share....          --             --             --    (1,160,271)              --     (1,160,271)
     Common shares issued from
        exercise of options (note
        10).........................      11,438         90,600             --             --              --          90,600
     Purchase of Treasury Stock.....   (228,750)             --    (3,012,031)             --              --     (3,012,031)
     Fractional shares resulting
        from stock split ...........        (29)        (2,145)             --             --              --         (2,145)
     Common shares issued in
        employee benefit plan.......      16,005        228,042             --             --              --         228,042
     Common shares issued pursuant
        to dividend reinvestment
        plan........................       3,318         36,164             --             --              --          36,164
     Amortization of stock option
        plan grants.................          --             --             --        244,479              --         244,479
     Net change in market value,
        net of tax..................          --             --             --             --     (1,358,037)     (1,358,037)
                                     ------------  -------------  --------------- ------------ ---------------  ----------------
Balance at December 31, 1999........   4,930,096     29,459,807    (3,012,031)     19,309,878     (1,330,627)      44,427,027
                                     ------------  -------------  --------------- ------------ ---------------  ----------------
     Net income.....................          --             --             --      7,231,664              --       7,231,664
     Dividends ($0.27) per share....          --             --             --    (1,295,000)              --     (1,295,000)
     Common shares issued from
        exercise of options (note
        10).........................      28,112        135,012             --             --              --         135,012
     Purchase of Treasury Stock.....    (89,050)             --    (1,064,631)             --              --     (1,064,631)
     Common shares issued in
        employee benefit plan......       20,839        268,194             --             --              --         268,194
     Common shares issued pursuant
        to dividend reinvestment
        plan.......................        3,083         39,525             --             --              --          39,525
     Amortization of stock option
        plan grants................           --             --             --        246,895              --         246,895
     Net change in market value,
        net of tax.................           --             --             --             --       1,328,905       1,328,905
                                     ------------  -------------  --------------- ------------ ---------------  ----------------
Balance at December 31, 2000........   4,893,080     29,902,538    (4,076,662)     25,493,437         (1,722)      51,317,591
                                     ------------  -------------  --------------- ------------ ---------------  ----------------
     Net income.....................          --             --             --      8,141,773              --       8,141,773
     Dividends ($0.34) per share....          --             --             --    (1,666,512)              --     (1,666,512)
     Common shares issued from
        exercise of options (note
        10).........................      13,295        116,932             --             --              --         116,932
     Purchase of Treasury stock ....    (40,000)             --      (710,126)             --              --       (710,126)
     Common shares issued in
        employee benefit plan.......      16,560        278,884             --             --              --         278,884
     Common shares issued pursuant
        to dividend reinvestment
        plan........................       2,649         49,766             --             --              --          49,766
     Amortization of stock option
        plan grants................           --             --             --        123,446              --         123,446
     Net change in market value, net
        of tax.....................           --             --             --             --         692,959         692,959
                                     ------------  -------------  --------------- ------------ ---------------  ----------------
Balance at December 31, 2001........   4,885,584    $30,348,120   ($4,786,788)    $32,092,144        $691,237     $58,344,713
                                     ============  =============  =============== ============ ===============  ================

         See accompanying notes to consolidated financial statements.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Years ended December 31,
                                                                         ------------------------------------------------------
                                                                                2001              2000              1999
                                                                         ------------------ ----------------- -----------------
Operating activities:
    Net income..........................................................     $8,141,773         $7,231,664       $5,206,108
                                                                         ------------------ ----------------- -----------------
    Adjustments to reconcile net income to cash provided (used) by operating activities:
       Provision for loan and lease losses..............................      2,385,500          2,475,008        3,074,992
       Provision for decline in value of other real estate owned........         95,114             82,399           29,349
       Depreciation and amortization....................................      2,086,036          1,941,679        1,853,284
       Amortization of securities, net..................................      (127,630)        (1,069,518)        (110,205)
       Gain on sale of leasing division ................................             --          (879,078)               --
       Loss on sale of investment securities available for sale ........             --            333,142               --
       Net gain on sales of other real estate owned.....................       (23,007)          (299,000)         (20,172)
       Mortgage loans originated for sale...............................  (140,200,440)       (51,164,507)      (7,367,221)
       Proceeds from sale of mortgage loans originated for sale.........    134,015,327         47,838,644        6,459,127
       (Decrease) increase in accrued interest receivable...............        346,403        (1,438,618)        (548,618)
       Deferred tax asset...............................................      (543,149)          (991,299)        (263,628)
       Increase in other assets, net....................................    (1,254,395)          (140,711)        (876,547)
       (Decrease) increase in other liabilities, net....................      (492,657)        (4,463,665)        1,596,325
                                                                         ------------------ ----------------- -----------------
          Total adjustments.............................................    (3,712,898)        (7,775,524)        3,826,686
                                                                         ------------------ ----------------- -----------------
          Net cash provided (used) by operating activities..............      4,428,875          (543,860)        9,032,794
                                                                         ------------------ ----------------- -----------------
    Cash flows from investing activities:
       Net increase in loans and leases.................................   (84,879,716)       (93,088,945)     (96,443,929)
       Proceeds from the sale of leases.................................             --         64,427,001               --
       Purchases of investment securities carried at amortized cost.....  (298,626,694)      (169,979,995)    (311,278,400)
       Maturities of investment securities carried at amortized cost....    283,398,925        153,908,731      349,376,000
       Purchases of investment securities carried at market.............  (156,605,000)       (37,332,305)     (32,771,184)
       Maturities of investment securities carried at market............    119,997,195          4,609,000       20,029,102
       Sale of investment securities available for sale ................             --         11,936,858               --
       Early payoff of operating leases.................................             --                 --          724,632
       Purchases of premises and equipment..............................    (3,554,981)        (1,709,324)      (3,285,954)
       Sales of premises and equipment..................................             --            125,038          543,177
       Proceeds from sale of and payments on other real estate owned....      2,612,234          2,040,708          921,131
       Purchase of bank owned life insurance............................    (7,597,775)                 --               --
                                                                         ------------------ ----------------- -----------------
          Net cash used in investing activities.........................  (145,255,812)       (65,063,233)     (72,185,425)
                                                                         ------------------ ----------------- -----------------
    Cash flows from financing activities:
       Net increase in interest-bearing deposits........................    119,443,872         55,548,469       52,456,903
       Net increase in non-interest-bearing deposits....................     37,169,958          9,324,193        2,057,475
       Net increase in securities sold under agreements to repurchase ..      4,488,996         28,841,279        2,234,737
       Common stock issued..............................................        445,582            442,731          352,661
       Proceeds from Federal Home Loan Bank borrowings..................             --                 --       20,000,000
       Payments on Federal Home Loan Bank borrowings....................             --       (10,000,000)     (10,000,000)
       Dividends paid...................................................    (1,666,512)        (1,295,000)      (1,160,271)
       Payments on long-term debt.......................................       (53,294)           (48,788)         (44,667)
       Federal funds purchased, net.....................................             --                 --        4,900,000
       Purchase of treasury stock.......................................      (710,126)        (1,064,631)      (3,012,031)
       Proceeds from issuance of long-term debt.........................      7,732,000                 --               --
                                                                         ------------------ ----------------- -----------------
          Net cash provided by financing activities.....................    166,850,476         81,748,253       67,784,807
                                                                         ------------------ ----------------- -----------------
       Increase in cash and cash equivalents............................     26,023,539         16,141,160        4,632,176
    Cash and cash equivalents at beginning of year......................     38,867,021         22,725,861       18,093,685
                                                                         ------------------ ----------------- -----------------
    Cash and cash equivalents at end of year............................    $64,890,560        $38,867,021      $22,725,861
                                                                         ================== ================= =================

Supplemental disclosure of additional noncash investing and financing activities:
       Additions to other real estate owned in settlement of loans......     $1,515,464         $1,923,394       $2,170,402
       Additions to loans in settlement of other real estate owned......        575,493                 --               --
Supplemental disclosure of cash flow information:
       Cash paid for interest...........................................    $20,534,334        $19,815,386      $14,485,355
                                                                         ================== ================= =================
       Cash paid for income taxes.......................................     $6,175,000         $4,340,000       $2,470,000
                                                                         ================== ================= =================

         See accompanying notes to consolidated financial statements.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) Organization, Basis of Presentation, and Principles of Consolidation

     First State Bancorporation is a New Mexico-based holding company that serves communities in Northern and Central New Mexico through its wholly owned subsidiary First State Bank of Taos. First State Bank of Taos is a state chartered bank providing a full range of commercial banking services in Taos, Albuquerque, Santa Fe, Rio Rancho, Los Lunas, Bernalillo, Placitas, Questa, Belen, and Moriarty, New Mexico. First State Bancorporation and First State Bank of Taos are collectively referred to as "the Company."

     All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

     In preparing the financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

     Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in satisfaction of loans. In connection with the determination of the allowances for loan losses and real estate owned, management obtains independent appraisals for significant properties.

     Management believes that the estimates and assumptions it uses to prepare the consolidated financial statements, particularly as they relate to the allowances for losses on loans, and real estate owned, are adequate. However, future additions to these allowances may be necessary based on changes in economic conditions. Further, regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans, and real estate owned and may require the Company to recognize additions to these allowances based on their judgments about information available to them at the time of their examinations.

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

   (b) Investment Securities

     The Company classifies investment securities in one of three categories and accounts for them as follows: (i) debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost; (ii) debt and equity securities that are bought and held primarily for the purpose of selling them in the near term are classified as trading securities and carried at fair value, with unrealized gains and losses included in earnings; and (iii) debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities. These are securities that the Company will hold for an indefinite period of time and may be used as a part of the Company's asset/liability management strategy and may be sold in response to changes in interest rates, prepayments, or similar factors. Available for sale securities are carried at estimated market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of related deferred income taxes. Upon purchase of investment securities, management designates securities as either held to maturity or available for sale. The Company does not maintain a trading portfolio.

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

     The allowance for loan losses is that amount which, in management's judgment, is considered adequate to provide for potential losses in the loan portfolio. In analyzing the adequacy of the allowance for loan losses, management uses a comprehensive loan grading system to determine risk potential in the portfolio, and considers the results of periodic external loan reviews. Historical loss experience factors and specific reserves for impaired loans combined with other considerations, such as delinquency, non-accrual, criticized and classified loan trends, economic conditions, concentrations of credit risk, and experience and abilities of lending personnel, are also considered in analyzing the adequacy of the allowance.

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

     The Company's loan portfolio is concentrated in Albuquerque, Santa Fe, Los Lunas, Rio Rancho, and Taos, New Mexico. A significant portion of the loan portfolio is secured by real estate in those communities. Accordingly, the ultimate collectibility of the Company's loan portfolio is dependent upon real estate values in those markets.

     Loan origination fees and certain direct loan origination costs are deferred and amortized to income over the contractual life of the loan using the interest method. Any unamortized balance of the deferred fees is recognized as income if the loans are sold, participated, or repaid prior to maturity.

     Mortgage loans available for sale are carried at the lower of aggregate cost or estimated fair market value. Estimated fair market value is determined using forward commitments to sell loans to permanent investors or current market rates for loans of similar quality and type. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income. Gains resulting from sales of mortgage loans are recognized at settlement date. The loans are primarily secured by one-to-four family residential real estate.

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

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company was required to adopt the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002.

     As of the date of adoption, the Company had unamortized goodwill in the amount of $360,852. Management expects that the only financial impact upon adopting SFAS No. 142 will be to cease the amortization of goodwill, which was $104,206 for the years ended December 31, 2001, 2000, and 1999 respectively.

   (f) Other Real Estate Owned

     Other real estate owned consists of loan-related properties acquired through foreclosure and by deed-in-lieu of foreclosure. Other real estate owned is carried at the lower of the investment in the related loan or fair value of the assets received. Fair value of such assets is determined based on independent appraisals minus estimated costs of disposition. Declines in value subsequent to acquisition are accounted for within the allowance for other real estate owned. Provisions for losses subsequent to acquisition, operating expenses, and gains or losses from sales of other real estate owned, are charged or credited to other operating income or costs.

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

   (h) Statements of Cash Flows

     For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.

   (i) Earnings per Common Share

     Basic earnings per share is computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). Diluted earnings per share is calculated by increasing the basic earnings per share denominator by the number of additional common shares that would have been outstanding if dilutive potential common shares for options, and convertible debentures had been issued and increasing the basic earnings per share numerator by the after tax amount of interest and amortization associated with the convertible debentures. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share.

                                               Years ended December 31,
                     -------------------------------------------------------------------------------
                                      2001                                  2000
                     -------------------------------------    --------------------------------------
                                                     Per                                      Per
                        Income         Shares       Share        Income        Shares        Share
                     (Numerator)   (Denominator)   Amount     (Numerator)   (Denominator)    Amount
                     ===========   =============   =======    ===========   =============   ========
Basic EPS:

  Net income......... $8,141,773       4,892,657    $1.66      $7,231,664       4,884,164    $1.48
                                                   =======                                  ========
Effect of dilutive

securities Options...         --         156,692                       --         112,828
                     -----------   -------------              -----------   -------------
Diluted EPS:

  Net income......... $8,141,773       5,049,349    $1.61      $7,231,664       4,996,992    $1.45
                     ===========   =============   =======    ===========   =============   ========

                                Years ended December 31,
                     -------------------------------------
                                        1999

                     -------------------------------------
                                                     Per
                        Income         Shares       Share
                     (Numerator)   (Denominator)   Amount
                     ===========   =============   =======
Basic EPS:

  Net income......... $5,206,108       5,008,157    $1.04
                                                   =======
Effect of dilutive

securities Options...         --         134,386
                     -----------   -------------
Diluted EPS:

  Net income......... $5,206,108       5,142,543    $1.01
                     -----------   -------------   -------

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

   (j) Stock Options

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees and related interpretations in accounting for its fixed plan stock options." As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method and has adopted the disclosure requirements of SFAS No. 123.

   (k) Reclassifications

     Certain previous period balances have been reclassified to conform to the 2001 presentation.

   (l) Reporting Comprehensive Income

     SFAS No. 130 "Reporting Comprehensive Income" requires disclosure in the financial statements of comprehensive income that encompasses earnings and those items currently required to be reported directly in the equity section of the balance sheet, such as unrealized gains and losses on available for sale securities.

   (m) Other New Accounting Standards

     In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supercedes APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Early application is permitted. The adoption of SFAS No. 144 on January 1, 2002 had no impact on the Company's consolidated financial statements.

   (n) Bank Owned Life Insurance

     In 2001, the Company purchased life insurance on certain of its officers. The cash surrender value of these policies was approximately $7.6 million at December 31, 2001. The increase in the cash surrender value is included in non-interest income in the consolidated statements of operations and amounted to $97,775 for the year ended December 31, 2001.

2. CASH AND DUE FROM BANKS

     First State Bank is required to maintain certain daily reserve balances on hand in accordance with Federal Reserve Board requirements. The consolidated reserve balances maintained in accordance with these requirements were approximately $886,000 and $968,000 at December 31, 2001 and 2000, respectively.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

3. INVESTMENT SECURITIES

     Following is a summary of amortized costs and approximate market values of investment securities:

                                                                              Gross          Gross        Estimated
                                                             Amortized      unrealized     unrealized      market
                                                                cost          gains          losses        value
                                                           -------------  -------------  ------------- --------------
As of December 31, 2001
    Obligations of the U.S. Treasury--
        Held to maturity.................................. $    497,733     $      822       $     --   $    498,555
    Obligations of U.S. government agencies:
        Available for sale................................  128,583,689      1,449,529        420,871    129,612,347
        Held to maturity..................................   31,991,033         12,747          8,400     31,995,380
    Mortgage-backed securities:
        Available for sale................................      659,096         18,670             --        677,766
        Held to maturity..................................   18,861,396        403,638        166,628     19,098,406
    Obligations of states and political subdivisions--
        Held to maturity..................................    3,503,065         46,788          2,260      3,547,593
Federal Home Loan Bank stock..............................    1,745,800             --             --      1,745,800
Federal Reserve Bank stock................................      532,950             --             --        532,950
                                                           -------------  -------------  ------------- --------------
                                                           $186,374,762     $1,932,194       $598,159   $187,708,797
                                                           =============  =============  ============= ==============

As of December 31, 2000
    Obligations of U.S. government agencies:
        Available for sale................................  $91,829,762       $367,864       $373,860    $91,823,766
        Held to maturity..................................   24,873,744         70,724         15,419     24,929,049
    Mortgage-backed securities:
        Available for sale................................      813,819          3,387             --        817,206
        Held to maturity..................................   10,646,381        286,833             --     10,933,214
    Obligations of states and political subdivisions--
        Held to maturity..................................    4,054,103         15,956         47,656      4,022,403
Federal Home Loan Bank stock..............................    1,660,800             --             --      1,660,800
Federal Reserve Bank stock................................      532,950             --             --        532,950
                                                           -------------  -------------  ------------- --------------
                                                           $134,411,559       $744,764       $436,935   $134,719,388
                                                           =============  =============  ============= ==============

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

     The amortized cost and estimated market value of investment securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                                                                         Estimated
                                                                                        Amortized         Market
                                                                                          Cost             Value
                                                                                     ---------------  -----------------
Within one year:
      Available for sale............................................................   $  2,499,662     $  2,526,165
      Held to maturity..............................................................     32,588,745       32,595,587
One through five years:
      Available for sale............................................................    126,084,027      127,086,182
      Held to maturity..............................................................      6,437,103        6,695,471
Five through ten years:
      Available for sale............................................................             --               --
      Held to maturity..............................................................      2,122,869        2,182,379
After ten years:
      Available for sale............................................................        659,096          677,766
      Held to maturity..............................................................     13,704,510       13,666,497
Federal Reserve Bank stock..........................................................        532,950          532,950
Federal Home Loan Bank stock........................................................      1,745,800        1,745,800
                                                                                     ---------------  -----------------
          Total.....................................................................   $186,374,762     $187,708,797
                                                                                     ===============  =================

     Marketable securities available for sale with an amortized cost of approximately $124,603,000 and marketable securities held to maturity with an amortized cost of approximately $43,471,027 were pledged to collateralize deposits as required by law and for other purposes at December 31, 2001.

     Proceeds from sales of investments in debt securities for the years ended December 31, were zero in 2001, $11,936,858 in 2000, and zero in 1999. Gross losses realized were zero in 2001, $333,142 in 2000, and zero in 1999. Gross gains realized were zero in 2001, 2000, and 1999. The Company calculates gain or loss on sale of securities based on the specific identification method.

4. LOANS

     Following is a summary of loans by major categories:

                                                                                          As of December 31,
                                                                                  ------------------------------------
                                                                                        2001              2000
                                                                                  ----------------  ------------------
Commercial......................................................................     $90,187,124       $82,901,223
Consumer and other..............................................................      25,557,158        24,451,008
Real estate--mortgage...........................................................     321,912,296       279,469,995
Real estate--construction.......................................................      98,085,683        68,281,481
Mortgage loans available for sale...............................................      12,980,206         4,979,872
                                                                                  ----------------  ------------------
            Total................................................................   $548,722,467      $460,083,579
                                                                                  ================  ==================

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

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

        Following is a summary of changes to the allowance for loan losses:

                                                                                 Years ended December 31,
                                                                   --------------------------------------------------
                                                                         2001            2000             1999
                                                                   ---------------  --------------  -----------------
Balance at beginning of year.....................................     $6,307,588      $5,386,622       $3,874,688
Provision charged to operations..................................      2,385,500       2,475,008        3,074,992
Loans and leases charged-off.....................................    (1,703,304)     (2,056,095)      (1,991,901)
Recoveries.......................................................        217,334         502,053          428,843
                                                                   ---------------  --------------  -----------------
Balance at end of year...........................................     $7,207,118      $6,307,588       $5,386,622
                                                                   ===============  ==============  =================

     The recorded investment in loans, which are considered impaired, was $2,480,575 at December 31, 2001, $1,937,452 at December 31, 2000, and $2,725,217
at December 31, 1999. The average investment in loans for which impairment has been recognized was $2,191,875 in 2001, $3,143,590 in 2000, and $4,493,000 in
1999. The allowance for loan losses related to these loans was $261,532 at December 31, 2001, $217,837 at December 31, 2000, and $365,000 at December 31,
1999. The allowance for impaired loans is included in the allowance for loan and lease losses. Interest income recognized on impaired loans was zero in 2001, 2000, and 1999.

     Loans on which the accrual of interest has been discontinued amounted to $2,480,575, $1,937,452, and $2,725,217 at December 31, 2001, 2000, and 1999,
respectively. If interest on such loans had been accrued, such income would have been approximately $70,000 in 2001, $199,000 in 2000, and $199,000 in 1999.
Actual interest income on those loans, which is recorded only when received, amounted to zero in 2001, 2000, and 1999.

     Activity during 2001 and 2000 regarding outstanding loans to certain related-party loan customers of the subsidiary bank's (executive officers, directors, and principal shareholders of First State Bank including their families and companies in which they are principal owners) was as follows:

                                                                                          2001              2000
                                                                                     ---------------  ---------------
Balance at beginning of year.......................................................     $3,544,156      $1,615,458
Advances...........................................................................      6,964,465       2,738,559
Repayments.........................................................................    (1,597,468)       (809,861)
                                                                                     ---------------  ---------------
Balance at end of year.............................................................     $8,911,153      $3,544,156
                                                                                     ===============  ===============

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

5. PREMISES AND EQUIPMENT

     Following is a summary of premises and equipment, at cost:

                                                                    Estimated               As of December 31,
                                                                      Useful         -------------------------------
                                                                    Life (years)          2001           2000
                                                                 -----------------   --------------  ---------------
Land.................................................................   --             $1,959,655      $1,959,655
Building and leasehold improvements..................................  15-30           12,105,149      11,162,873
Equipment............................................................    5             10,715,245       9,151,497
                                                                                     --------------  ---------------
                                                                                       24,780,049      22,274,025
Less accumulated depreciation and amortization ......................                (10,455,790)     (9,522,917)
                                                                                     --------------  ---------------
                                                                                      $14,324,259     $12,751,108
                                                                                     ==============  ===============

     Depreciation and amortization expense on premises and equipment in 2001, 2000, and 1999, was $1,981,830, $1,837,473, and $1,960,064, respectively.

6. DEPOSITS

     Following is a summary of interest-bearing deposits:

                                                                                           As of December 31,
                                                                                 -----------------------------------
                                                                                         2001             2000
                                                                                 ----------------  -----------------
Interest-bearing checking accounts..............................................   $144,727,862      $123,315,696
Money market savings............................................................     69,451,758        46,938,984
Regular savings.................................................................     46,219,322        35,653,993
Time:
      Denominations $100,000 and over...........................................    176,105,189       115,084,848
      Denominations under $100,000..............................................    112,719,818       108,786,556
                                                                                 ----------------  -----------------
                                                                                   $549,223,949      $429,780,077
                                                                                 ================  =================

     At December 31, 2001, the scheduled maturities of all time deposits are as follows:

                                                                                Years ending
                                                                                December 31,
                                                                              ------------------
2002.......................................................................     $232,073,590
2003.......................................................................       28,350,335
2004 ......................................................................        9,208,486
2005 ......................................................................       13,364,585
2006 ......................................................................        5,220,896
Thereafter.................................................................          607,115
                                                                              ------------------
                                                                                $288,825,007
                                                                              ==================

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

7. BORROWINGS

                              SHORT-TERM BORROWINGS

    Securities Sold Under Agreements to Repurchase

     Securities sold under agreements to repurchase are comprised of customer deposit agreements with overnight maturities. The obligations are not federally insured but are collateralized by a security interest in U.S. Treasury, U.S. government agency, or U.S. government agency issued mortgage-backed securities. These securities are segregated and safekept by third-party banks. These securities had a market value of $72,258,011 and $67,769,015, at December 31, 2001 and 2000, respectively. Interest expense included in the statement of operations was $1,927,283, $2,622,854, and $1,629,412 for the years ended December 31, 2001, 2000, and 1999.

     Securities sold under agreements to repurchase are summarized as follows:

                                                                                        Years ended December 31,
                                                                                 -----------------------------------
                                                                                       2001               2000
                                                                                 ----------------  ----------------
Balance.......................................................................      $72,258,011       $67,769,015
Weighted average interest rate................................................            1.15%             5.36%
Maximum amount outstanding at any month end...................................      $85,831,696       $67,769,015
Average balance outstanding during the period.................................      $71,833,000       $55,151,000
Weighted average interest rate during the period..............................            2.68%             4.76%

                                 LONG-TERM DEBT

   Trust Preferred Securities

     On November 14, 2001, the Company formed First State NM Statutory Trust I for the purpose of issuing trust preferred securities in a pooled transaction to unrelated investors. The gross proceeds from the trust preferred securities was used to purchase $7,732,000 of Junior Subordinated Deferrable Interest Debentures (the "Debentures") from the Company. The Debentures have a final maturity of thirty years, bear interest at an annual rate equal to the three-month LIBOR plus 3.60% (5.60% at December 31, 2001), payable at three month intervals (the "Payment Date") beginning March 18, 2002. The annual rate is adjusted at each Payment Date beginning with the first interest payment date of March 18, 2002, provided however, that prior to December 18, 2006; the annual rate will not exceed 12.50%. The Debentures are callable at par beginning December 18, 2006. So long as there are no events of default, the Company may defer payments of interest for up to twenty consecutive interest payment periods.

   Federal Home Loan Bank Advances

     First State Bank has a note payable to the Federal Home Loan Bank of Dallas included in long-term debt, dated January 30, 1995, with an outstanding balance of $102,249 and $129,385 at December 31, 2001 and 2000, respectively. The note is payable in monthly installments of principal and interest at 8.26% through February 1, 2005.

   Note Payable

     On April 30, 1997, the Company purchased its main banking facility in Taos, New Mexico, subject to a real estate contract with an original balance of $1,050,000 which bears interest at 9.50% adjustable every five years through 2017, payable $9,787 monthly. The balance at December 31, 2001, was $946,571 with principal payments due of $28,755 in 2002, $31,609 in 2003, $34,746 in 2004, $38,194 in 2005, $41,985 in 2006, and $771,282 thereafter. The balance at
December 31, 2000, was $972,729.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

8. LEASES

     The Company leases certain of its premises and equipment under noncancellable operating leases from certain related and unrelated parties. Rent expense for the years ended December 31, 2001, 2000, and 1999, totaled approximately $1,811,000, $1,602,000, and $1,234,000, respectively. Minimum future payments under these leases at December 31, 2001, are as follows:

                                                                               Years ending
                                                                               December 31,
                                                                              ----------------
2002.......................................................................     $2,032,715
2003.......................................................................      1,975,934
2004 ......................................................................      1,907,166
2005 ......................................................................      1,863,149
2006 ......................................................................      1,586,397
Thereafter.................................................................     10,620,614
                                                                              ----------------
                                                                               $19,985,975
                                                                              ================

     One of the Company's branch locations was constructed on land owned by a Director of the Company. The Company is leasing the site for an initial term of 15 years. Lease payments were $69,860 in 2001, $67,530 in 2000, and $65,600 in
1999, respectively. In the opinion of management, the lease is on terms similar to other third-party commercial transactions in the ordinary course of business.

     The Company leases space for its operations from a limited liability company controlled by certain Directors of the Company, and certain officers of First State Bank with an initial term of 15 years. Lease payments were $466,902 in 2001, $454,000 in 2000, and $145,060 in 1999. In the opinion of management, this transaction and the related lease are on terms similar to other third-party transactions in the ordinary course of business.

9. INCOME TAXES

     Income tax expense (benefit) consisted of the following:

                                                                           Years ended December 31,
                                                               ----------------------------------------------
                                                                    2001           2000            1999
                                                               --------------  -------------  ---------------
Federal.......................................................   $4,533,777     $4,325,367      $2,886,057
State.........................................................      530,327        514,670         223,000
Deferred......................................................    (543,149)      (991,299)       (263,628)
                                                               --------------  -------------  ---------------
Total expense.................................................   $4,520,955     $3,848,738      $2,845,429
                                                               ==============  =============  ===============

     Actual income tax expense from continuing operations differs from the "expected" tax expense for 2001, 2000, and 1999 (computed by applying the U.S. federal corporate tax rate of 34 percent to income before income taxes) as follows:

                                                                           Years ended December 31,
                                                               ----------------------------------------------
                                                                      2001           2000           1999
                                                               --------------  -------------  ---------------
Computed "expected" tax expense...............................   $4,305,328     $3,767,337      $2,737,000
Increase (reduction) in income taxes resulting from:
      Tax-exempt interest.....................................     (51,768)      (255,460)       (234,000)
      State tax...............................................      185,000        185,000         147,000
      Amortization of intangibles.............................       35,000         35,000          35,000
      Other...................................................       47,395        116,861         160,429
                                                               --------------  -------------  ---------------
          Total income tax expense............................   $4,520,955     $3,848,738      $2,845,429
                                                               ==============  =============  ===============

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

Components of deferred income tax assets and liabilities are as follows:

                                                                                                As of December 31,
                                                                                         -----------------------------
                                                                                              2001            2000
                                                                                         -------------  --------------
Deferred tax assets:
      Allowance for loan losses.........................................................   $2,150,161    $1,758,820
      Allowance for other real estate owned.............................................       45,448        27,788
      Depreciation......................................................................      579,576       460,653
      Deferred compensation expense.....................................................      254,045       237,263
      Tax effect of unrealized losses on investment securities..........................           --           887
      Other.............................................................................        4,257         5,814
                                                                                         -------------  --------------
          Total gross deferred tax assets...............................................    3,033,487     2,491,225
Deferred tax liabilities:
      Tax effect of unrealized gain on investment securities............................      356,092            --
                                                                                         -------------  --------------
          Total gross deferred tax liabilities..........................................      356,092            --
                                                                                         -------------  --------------
          Net deferred tax asset........................................................   $2,677,395    $2,491,225
                                                                                         =============  ==============

     In order to fully realize the deferred tax asset on the Company's balance sheet at December 31, 2001, of $3,033,487, the Company will need to generate future taxable income of approximately $8,922,000. Based on the Company's historical and current pre-tax income, management believes it is more likely than not that the Company will realize the benefit of the temporary differences prior to the expiration of the carry-forward period and further believes that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate taxable income or any specific level of continuing taxable income.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

10.  STOCKHOLDERS' EQUITY

     The Board of Directors has authorized management to purchase up to 525,000 shares of its common stock in the open market. During 2001, the Company purchased 40,000 shares. The funds for these purchases came from excess funds held by the parent company. Currently, management has not determined the timing of additional purchases, if any.

     Under terms of a stock option agreement, an officer of First State Bank had an outstanding option to purchase 9,918 common shares of the Company at a price of $3.34 per share. This option was exercised in 2000.

     Effective October 5, 1993, the Company adopted the First State Bancorporation 1993 Stock Option Plan, which provides for the granting of options to purchase up to 730,000 shares of the Company's common stock. Exercise dates and prices for the options are set by a committee of the Board of Directors. The plan also provides that options other than those qualifying as incentive stock options may be granted. Vesting of these options is 20% at the date of grant and 20% per year thereafter until fully vested. Options under this plan are as follows:

                                             2001                          2000                        1999
                                  --------------------------    -------------------------     -------------------------
                                                  Weighted                     Weighted                      Weighted
                                                   average                      average                       average
                                                  exercise                     exercise                      exercise
                                    Shares          price         Shares         price          Shares         price
                                  -----------     ----------    -----------    ----------     -----------    ----------
Outstanding at beginning of year    506,566        $9.10          529,260         $9.04         444,848         $7.71

    Granted...................           --           --               --            --         102,750         14.83

    Exercised.................     (13,295)         8.80         (18,194)          5.60        (11,438)          7.92

    Forfeited.................      (3,750)        16.08          (4,500)         16.08         (6,900)         11.37
                                  -----------     ----------    -----------    ----------     -----------    ----------
Outstanding at year end.......      489,521         9.05          506,566          9.10         529,260          9.04
                                  ===========     ==========    ===========    ==========     ===========    ==========
Options exercisable at year end     451,721        $8.58          418,096         $8.13         388,020         $7.44
                                  ===========     ==========    ===========    ==========     ===========    ==========

     Compensation expense of $49,357, $83,013, and $193,186 was recognized pursuant to the grant of options in 2001, 2000, and 1999. Had compensation costs been determined consistent with the fair value method of SFAS No. 123 at the grant dates for awards, net income and earnings per common share would have changed to the pro forma amounts indicated below.

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

                                                                       Years Ended December 31,
                                                 -----------------------------------------------------------------
                                                         2001                    2000                    1999
                                                 -----------------       -----------------       -----------------
Net income:
   As reported ......................                 $8,141,773              $7,231,664              $5,206,108
   Pro forma.........................                 $8,066,411              $7,081,028              $5,058,040
Basic earnings per share:
   As reported.......................                      $1.66                   $1.48                   $1.04
   Pro forma.........................                      $1.65                   $1.45                   $1.01
Diluted earnings per share:
   As reported.......................                      $1.61                   $1.45                   $1.01
   Pro forma.........................                      $1.60                   $1.42                   $0.98

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

     The Company offers a dividend reinvestment plan that allows any stockholder of record of 300 shares of common stock to reinvest dividends on those shares in common shares issued by the Company pursuant to the plan. Holders of 300 or more shares may also acquire shares from the Company through the plan in an amount not to exceed $30,000 quarterly.

     Bank regulations specify the level of dividends that can be paid by First State Bank. During the year ended December 31, 2001, First State Bank paid $2,057,500 in dividends to First State Bancorporation. As of December 31, 2001, First State Bank had approximately $13.8 million in retained earnings, which were available for the payment of dividends to First State Bancorporation subject to regulatory capital requirements. Future dividend payments will be dependent upon the level of earnings generated by First State Bank and/or regulatory restrictions, if any.

     The Company and its subsidiary bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary bank must meet specific capital guidelines that involve quantitative measures of the Company's and subsidiary bank's assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Company's and subsidiary bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in regulations and set forth in the following table) to risk-weighted assets, and of Tier I capital, and of Tier I capital to total assets. Management believes, as of December 31, 2001, that the Company and subsidiary bank meet all capital adequacy requirements to which they are subject.

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                                                                            As of December 31, 2001
                                                     -----------------------------------------------------------------
                                                                               For capital        To be considered
                                                            Actual          adequacy purposes     well capitalized
                                                     -------------------  --------------------   ---------  ----------
                                                       Amount     Ratio     Amount     Ratio      Amount     Ratio
                                                     ----------  -------   ---------  --------   ---------  ----------
                                                                          (Dollars in thousands)
Total capital to risk weighted assets:
     Consolidated..................................     $71,010    11.6%     $48,943     8.0%      $61,179    10.0%
     Bank subsidiary...............................      62,677    10.3%      48,863     8.0%       61,079    10.0%
Tier I capital to risk weighted assets:
     Consolidated..................................      64,793    10.6%      24,471     4.0%       36,707     6.0%
     Bank subsidiary...............................      56,460     9.2%      24,432     4.0%       36,647     6.0%
Tier I capital to total assets:
     Consolidated..................................      64,793     7.8%      41,949     3.0%       33,720     5.0%
     Bank subsidiary...............................      56,460     6.8%      33,680     3.0%       41,900     5.0%

                                                                           As of December 31, 2000
                                                     -----------------------------------------------------------------
                                                                               For capital        To be considered
                                                            Actual          adequacy purposes     well capitalized
                                                     -------------------  --------------------   ---------  ----------
                                                       Amount     Ratio     Amount     Ratio      Amount     Ratio
                                                     ----------  -------   ---------  --------   ---------  ----------
                                                                          (Dollars in thousands)
Total capital to risk weighted assets:
     Consolidated..................................     $56,943    11.4%     $40,086     8.0%      $50,108    10.0%
     Bank subsidiary...............................      56,157    11.2%      40,046     8.0%       50,058    10.0%
Tier I capital to risk weighted assets:
     Consolidated..................................      50,854    10.2%      20,043     4.0%       30,065     6.0%
     Bank subsidiary...............................      50,068    10.0%      20,023     4.0%       30,035     6.0%
Tier I capital to total assets:
     Consolidated..................................      50,854     7.7%      26,110     4.0%       32,638     5.0%
     Bank subsidiary...............................      50,068     7.6%      26,090     4.0%       32,613     5.0%

11.  EMPLOYEE BENEFIT PLANS

     First State Bank sponsors an employee tax-sheltered savings plan for substantially all full-time employees which provides a mandatory 50% matching by First State Bank of employee contributions up to a maximum of 6% of gross annual wages. Full vesting occurs after three years. Contributions to the plan totaled $211,627 in 2001, $179,707 in 2000, and $161,134 in 1999.

12.  COMMITMENTS AND CONTINGENCIES

     In the normal course of business, various commitments and contingent liabilities are outstanding, such as standby letters of credit and commitments to extend credit. These financial instruments with off balance sheet risk are not reflected in the consolidated financial statements. Financial instruments with off balance sheet risk involve elements of credit risk, interest rate risk, liquidity risk, and market risk. Management does not anticipate any significant losses as a result of these transactions. The following table summarizes these financial instruments:

                                                                            As of December 31,
                                                                   ----------------------------------
                                                                           2001             2000
                                                                   ----------------  ----------------
Commitments to extend credit....................................     $112,121,000      $92,446,000
Standby letters of credit.......................................        6,782,000        6,197,000

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

     In the normal course of business, the Company is involved in various legal matters. After consultation with legal counsel, management does not believe the outcome of these legal matters will have an adverse impact on the Company's financial position or results of operations.

13.  CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

     The assets of the Company, as parent company, consist primarily of the investment in its subsidiary bank, a money market savings account, and certificates of deposit held in the subsidiary bank. The primary sources of the parent company's cash revenues are dividends from its subsidiary bank along with interest received from the money market account and certificates of deposit. Following are condensed financial statements of the parent company.

                        CONDENSED STATEMENTS OF CONDITION

                                                                                                As of December 31,
                                                                                         -----------------------------
                                                                                              2001          2000
                                                                                         --------------  -------------
                                                                                            (Dollars in thousands)
Assets:
      Cash and due from banks.........................................................         $7,969         $850
      Investment in subsidiary........................................................         57,289       50,276
      Goodwill........................................................................            223          255
      Deferred tax asset..............................................................            254          237
      Other assets....................................................................            521            9
                                                                                         --------------  -------------
          Total assets................................................................        $66,256      $51,627
                                                                                         ==============  =============
Liabilities and equity capital:
      Accounts payable and accrued expenses...........................................            180          309
      Long-term debt..................................................................          7,732           --
                                                                                         --------------  -------------
          Total liabilities...........................................................          7,912          309
                                                                                         --------------  -------------
      Equity capital..................................................................         58,344       51,318
                                                                                         --------------  -------------
          Total liabilities and equity capital........................................        $66,256      $51,627
                                                                                         ==============  =============

                   FIRST STATE BANCORPORATION AND SUBSIDIARY

                      CONDENSED STATEMENTS OF OPERATIONS

                                                                                      Years ended December 31,
                                                                              --------------------------------------
                                                                                  2001         2000        1999
                                                                              ------------  ------------  ----------
                                                                                     (Dollars in thousands)
Income:
      Cash dividends from subsidiary........................................      $2,058        $1,202       $ --

      Other income..........................................................          33            40        183
                                                                              ------------  ------------  ----------
          Total income .....................................................       2,091         1,242        183
                                                                              ------------  ------------  ----------
Expenses:
      Interest expense......................................................          37            --         --
      Amortization..........................................................          32            32         32
      Legal.................................................................          32            94         59
      Other.................................................................         300           414        426
                                                                              ------------  ------------  ----------
          Total expense.....................................................         401           540        517
                                                                              ------------  ------------  ----------
Income (loss) before income taxes and undistributed income of bank subsidiary      1,690           702      (334)
Income tax benefit..........................................................         132           168         85
Undistributed income of bank subsidiary.....................................       6,320         6,362      5,455
                                                                              ------------  ------------  ----------
Net income..................................................................      $8,142        $7,232     $5,206
                                                                              ============  ============  ==========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      Years ended December 31,
                                                                              --------------------------------------
                                                                                  2001         2000        1999
                                                                              -------------  ----------  -----------
                                                                                     (Dollars in thousands)
Cash flows from operating activities:
      Net income............................................................       $8,142      $7,232      $5,206
                                                                              -------------  ----------  -----------
      Adjustments to reconcile net income to cash provided (used) by operating activities:
           Amortization of goodwill.........................................           32          32          32
           Undistributed income of bank subsidiary..........................      (6,320)     (6,362)     (5,455)
           Increase in other assets.........................................        (529)        (13)        (79)
           Decrease in other liabilities, net...............................        (130)       (154)        (20)
                                                                              -------------  ----------  -----------
                Total adjustments...........................................      (6,947)     (6,497)     (5,522)
                                                                              -------------  ----------  -----------
                Net cash provided (used) by operating activities............        1,195         735       (316)
                                                                              -------------  ----------  -----------
Cash flows from financing activities:
      Common stock issued...................................................          446         443         353
      Payment to repurchase common stock....................................        (710)     (1,065)     (3,012)
      Amortization of stock option plan grants..............................          123         247         244
      Capital contributions to subsidiary bank..............................           --          --     (2,400)
      Issuance of long-term debt............................................        7,732          --          --
      Dividends paid........................................................      (1,667)     (1,295)     (1,160)
                                                                              -------------  ----------  -----------
                Net cash provided (used) by financing activities............        5,924     (1,670)     (5,975)
                                                                              -------------  ----------  -----------
Increase (decrease) in cash and due from banks..............................        7,119       (935)     (6,291)
                                                                              -------------  ----------  -----------
Cash and due from banks at beginning of year................................          850       1,785       8,076
                                                                              ------------- ------------------------
Cash and due from banks at end of year......................................       $7,969        $850      $1,785
                                                                              ============= ========================

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

     The carrying values and estimated fair values of the Company's financial instruments at December 31, are as follows:

                                                                             2001                       2000
                                                                -------------------------  ----------------------------
                                                                  Carrying        Fair       Carrying        Fair
                                                                   Amount        Value        Amount         Value
                                                                ------------  -----------  -------------  -------------
                                                                                (Dollars in thousands)
Financial assets:
      Cash and cash equivalents...............................      $64,891      $64,891       $38,867      $38,867
      Marketable securities available for sale................      130,290      130,290        94,835       94,835
      Marketable securities held to maturity..................       54,853       55,140        39,574       39,885
      Loans, net..............................................      541,515      544,298       460,084      462,572
      Accrued interest receivable.............................        4,155        4,155         4,501        4,501
      Cash surrender value of bank owned life insurance.......        7,598        7,598            --           --
Financial liabilities:
      Deposits................................................      685,022      689,809       528,408      528,702
      Securities sold under agreements to repurchase..........       72,258       72,258        67,769       67,769
      Long-term debt..........................................        8,781        8,781         1,102        1,102

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents. Carrying value approximates fair value since these instruments are payable on demand and do not present credit concerns.

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

     Cash surrender value of bank owned life insurance. The carrying value of cash surrender value of bank owned life insurance is the amount realizable by the Company if it were to surrender the policy to the issuing company. Because the carrying value is equal to the amount the Company could realize in cash, the carrying value is considered its fair value.

     Deposits. The estimated fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market deposits, approximates the amounts payable on demand at December 31, 2001 and 2000. The fair value of fixed maturity certificates of deposit is estimated by discounting the future contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

     Securities sold under agreements to repurchase. The estimated fair value of securities sold under agreements to repurchase, which reset frequently to market interest rates, approximates fair value.

     Long-term debt. Long-term debt consists of Trust Preferred Securities, a Federal Home Loan Bank advance, and a note payable whose rates approximate market at December 31, 2001 and 2000.

     Off balance sheet items. The estimated fair values of the Company's off balance sheet items are not material to the fair value of financial instruments included in the statements of financial condition.