Form 10-Q
period 2002-03-31
FIRST STATE BANCORPORATION
filed 2002-05-10
CIK 897861

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,887,173 shares of common stock, no par value, outstanding as of May 8, 2002.

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


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                        None

Item 2.  Changes in Securities and Use of Proceeds                                                None

Item 3.  Defaults Upon Senior Securities                                                          None

Item 4.  Submission of Matters to a Vote of Security Holders                                      None

Item 5.  Other Information                                                                        None

Item 6.  Exhibits and Reports on Form 8-K                                                         None

         SIGNATURES                                                                                12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                                   (unaudited)

                                  Assets                                                March 31, 2002   December 31, 2001
                                                                                        --------------   -----------------
Cash and due from banks                                                                 $   24,867,265     $   37,362,627
Interest-bearing deposits with banks                                                         9,297,480          4,782,910
Federal funds sold                                                                          11,605,269         22,745,023
                                                                                        --------------     --------------
      Total cash and cash equivalents                                                       45,770,014         64,890,560
Investment securities:
     Held to maturity (at amortized cost, market value of $60,729,489 at
         March 31, 2002, and $55,139,934 at December 31, 2001)                              60,790,833         54,853,227
     Available for sale (at market, amortized cost of $119,005,892 at
         March 31, 2002, and $129,242,785 at December 31, 2001)                            118,689,650        130,290,113
     Federal Home Loan Bank Stock and Federal Reserve Bank Stock at cost                     2,304,950          2,278,750
                                                                                        --------------     --------------
      Total investment securities                                                          181,785,433        187,422,090
                                                                                        --------------     --------------
Loans net of unearned interest                                                             564,593,791        548,722,467
Less allowance for loan losses                                                               7,378,317          7,207,118
                                                                                        --------------     --------------
      Net loans                                                                            557,215,474        541,515,349
Premises and equipment                                                                      14,437,440         14,324,259
Accrued interest receivable                                                                  3,941,732          4,154,790
Other real estate owned                                                                        831,300            272,042
Goodwill, net                                                                                  360,852            360,852
Cash surrender value of bank owned life insurance                                            7,707,185          7,597,775
Deferred tax asset, net                                                                      3,279,895          2,677,395
Other assets                                                                                 4,295,558          4,706,158
                                                                                        --------------     --------------
      Total assets                                                                      $  819,624,883     $  827,921,270
                                                                                        ==============     ==============

                   Liabilities and Stockholders' Equity
Liabilities:
  Deposits:
   Non-interest-bearing                                                                 $  139,927,750     $  135,798,116
   Interest-bearing                                                                        555,099,323        549,223,949
                                                                                        --------------     --------------
      Total deposits                                                                       695,027,073        685,022,065
Securities sold under agreements to repurchase                                              53,140,578         72,258,011
Other liabilities                                                                            3,770,279          3,515,661
Long-term debt                                                                               8,534,745          8,780,820
                                                                                        --------------     --------------
      Total liabilities                                                                    760,472,675        769,576,557
Stockholders' equity:
   Common stock, no par value, 20,000,000 shares authorized; issued 5,238,896 at
      March 31, 2002 and 5,235,134 at December 31, 2001; outstanding 4,884,846
      at March 31, 2002 and 4,885,584 at December 31, 2001                                  30,506,213         30,348,120
   Treasury stock, at cost (354,050 shares March 31, 2002 and 349,550
      at December 31, 2001)                                                                 (4,880,755)        (4,786,788)
   Retained earnings                                                                        33,735,470         32,092,144
   Accumulated other comprehensive gains (losses) -
      Unrealized gain (loss) on investment securities available for sale, net                 (208,720)           691,237
                                                                                        --------------     --------------
      Total stockholders' equity                                                            59,152,208         58,344,713
                                                                                        --------------     --------------
      Total liabilities and stockholders' equity                                        $  819,624,883     $  827,921,270
                                                                                        ==============     ==============
Book value per share                                                                    $        12.11     $        11.94
                                                                                        ==============     ==============
Tangible book value per share                                                           $        12.04     $        11.87
                                                                                        ==============     ==============


See accompanying notes to unaudited consolidated condensed financial statements.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
                 Consolidated Condensed Statements of Operations
               For the three months ended March 31, 2002 and 2001
                                   (unaudited)

                                                                Three months ended   Three months ended
                                                                   March 31, 2002      March 31, 2001
                                                                ------------------   ------------------

Interest Income:
 Interest and fees on loans                                         $ 10,875,282        $ 11,659,939
 Interest on investment securities:
    Taxable                                                            2,318,136           1,975,546
    Nontaxable                                                            40,296              45,955
Federal funds sold                                                        69,858              38,675
Interest-bearing deposits with banks                                      50,335             106,961
                                                                    ------------        ------------
       Total interest income                                          13,353,907          13,827,076
                                                                    ------------        ------------
Interest expense:
  Deposits                                                             3,649,826           4,794,904
  Short-term borrowings                                                  157,913             750,474
  Long-term debt                                                         109,477              25,595
                                                                    ------------        ------------
       Total interest expense                                          3,917,216           5,570,973
                                                                    ------------        ------------
         Net interest income before provision for loan losses          9,436,691           8,256,103
  Provision for loan losses                                              669,000             504,500
                                                                    ------------        ------------
         Net interest income after provision for loan losses           8,767,691           7,751,603
                                                                    ------------        ------------
Non-interest income:
  Service charges on deposit accounts                                    816,309             715,806
  Other banking service fees                                             251,484             121,170
  Credit card transaction fees                                           914,589             659,602
  Gain on sale of mortgage loans                                         597,640             297,902
  Check imprint income                                                   123,674             119,295
  Other                                                                  152,924              77,033
                                                                    ------------        ------------
    Total non-interest income                                          2,856,620           1,990,808
                                                                    ------------        ------------
Non-interest expenses:
  Salaries and employee benefits                                       3,880,530           3,141,400
  Occupancy                                                              997,176             801,606
  Data Processing                                                        388,614             325,971
  Credit card interchange                                                451,847             341,058
  Equipment                                                              633,680             479,126
  Legal, accounting, and consulting                                      200,845             123,619
  Marketing                                                              374,682             353,558
  Supplies                                                               141,354             150,888
  Other real estate owned expenses                                        56,814             126,229
  Check imprint expense                                                  113,140             107,431
  Amortization of goodwill                                                    --              26,051
  Other                                                                1,019,929             762,459
                                                                    ------------        ------------
    Total non-interest expenses                                        8,258,611           6,739,396
                                                                    ------------        ------------
        Income before income taxes                                     3,365,700           3,003,015
Income tax expense                                                     1,278,901           1,067,749
                                                                    ------------        ------------
      Net income                                                    $  2,086,799        $  1,935,266
                                                                    ============        ============
Basic earnings per share                                            $       0.43        $       0.40
                                                                    ============        ============
Diluted earnings per share                                          $       0.41        $       0.38
                                                                    ============        ============
Dividends per common share                                          $       0.09        $       0.07
                                                                    ============        ============

See accompanying notes to unaudited consolidated condensed financial statements.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
            Consolidated Condensed Statements of Comprehensive Income
               For the three months ended March 31, 2002 and 2001
                                   (unaudited)

                                                              Three months     Three months
                                                                 ended            ended
                                                             March 31, 2002   March 31, 2001
                                                             --------------   --------------
Net Income                                                    $  2,086,799     $  1,935,266
Other comprehensive income net of tax-
     Unrealized holding gains (losses) on securities
           available for sale arising during period               (899,957)         563,939
                                                              ------------     ------------
Total comprehensive income                                    $  1,186,842     $  2,499,205
                                                              ============     ============

See accompanying notes to unaudited consolidated condensed financial statements.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
               For the three months ended March 31, 2002 and 2001
                                   (unaudited)

                                                                               Three Months      Three Months
                                                                                  ended              ended
                                                                              March 31, 2002     March 31, 2001
                                                                              --------------     --------------

Cash flows from operating activities:
Net Income                                                                    $    2,086,799     $    1,935,266
                                                                              --------------     --------------
Adjustments to reconcile net income to net cash provided by operations:
  Provision for loan losses                                                          669,000            504,500
  Provision for decline in value of other real estate owned                           50,671             68,294
  Depreciation and amortization                                                      553,877            543,567
  Amortization of securities, net                                                    (48,146)           (42,019)
  Mortgage loans originated for sale                                             (35,415,078)       (21,639,439)
  Proceeds from sale of mortgage loans originated for sale                        45,028,824         22,001,579
  Decrease in accrued interest receivable                                            213,058            612,166
  (Increase) decrease in other assets, net                                           162,304           (461,351)
  Increase in other liabilities, net                                                 327,903            682,170
                                                                              --------------     --------------
      Total adjustments                                                           11,542,413          2,269,467
                                                                              --------------     --------------
          Net cash provided by operating activities                               13,629,212          4,204,733
                                                                              --------------     --------------

Cash flows from investing activities:
  Net increase in loans                                                          (26,607,800)        (9,527,769)
  Purchases of investment securities carried at amortized cost                   (40,462,219)       (30,000,000)
  Maturities of investment securities carried at amortized cost                   34,565,352         29,449,852
  Purchases of investment securities carried at market                           (38,058,593)       (34,050,500)
  Maturities of investment securities carried at market                           48,276,693         36,917,454
  Purchases of premises and equipment                                               (667,059)          (776,402)
  Sales of and payments on other real estate owned                                    15,000            717,923
                                                                              --------------     --------------
         Net cash used in investing activities                                   (22,938,626)        (7,269,442)
                                                                              --------------     --------------

Cash flows from financing activities:
  Net increase in interest-bearing deposits                                        5,875,374         15,313,217
  Net increase in non-interest-bearing deposits                                    4,129,634          5,887,375
  Net increase (decrease) in securities sold under repurchase agreements
  Net decrease in securities sold under repurchase agreements                    (19,117,433)       (12,279,544)
  Payments on long-term debt                                                        (246,075)           (12,886)
  Common stock issued                                                                 84,808             70,203
  Dividends paid                                                                    (443,473)          (342,893)
  Purchase of treasury stock                                                         (93,967)          (104,265)
                                                                              --------------     --------------
         Net cash (used in), provided by financing activities                     (9,811,132)         8,531,207
                                                                              --------------     --------------
  Increase (decrease) in cash and cash equivalents                               (19,120,546)         5,466,498
Cash and cash equivalents at beginning of period                                  64,890,560         38,867,021
                                                                              --------------     --------------
Cash and cash equivalents at end of period                                    $   45,770,014     $   44,333,519
                                                                              ==============     ==============
Supplemental disclosure of noncash investing and financing activities:
  Additions to other real estate owned in settlement of loans                 $      624,929     $    1,278,214
                                                                              ==============     ==============
  Additions to loans in settlement of other real estate owned                             --     $      575,493
                                                                              ==============     ==============
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                      $    4,213,087     $    5,468,006
                                                                              ==============     ==============
  Cash paid for income taxes                                                              --     $      570,000
                                                                              ==============     ==============


See accompanying notes to unaudited consolidated condensed financial statements.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                   (unaudited)

1.       CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements are unaudited and include the accounts of First State Bancorporation (the "Company") and its subsidiary, First State Bank of Taos (the "Bank") (100% owned). All significant intercompany accounts and transactions have been eliminated. Information contained in the consolidated condensed financial statements and notes thereto of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.       EARNINGS PER COMMON SHARE

Basic earnings per share are computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). Diluted earnings per share are calculated by increasing the basic earning per share denominator by the number of additional common shares that would have been outstanding if dilutive potential common shares for options had been issued.

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share for the quarters ended March 31:

                                                                Quarter Ended March 31,
                                                     2002                                         2001
                                 ------------------------------------------    ---------------------------------------
                                    Income          Shares        Per Share       Income        Shares       Per Share
                                 (Numerator)     (Denominator)     Amount      (Numerator)   (Denominator)     Amount
                                 -----------     -------------    ---------    -----------   -------------   ---------

Basic EPS:
   Net income                    $  2,086,799        4,884,658    $    0.43    $ 1,935,266      4,896,528    $    0.40
                                                                  =========                                  =========
Effect of dilutive securities
   Options                                 --          189,329                          --        138,449
                                 ------------     ------------                 -----------    -----------
Diluted EPS:
Net income                       $  2,086,799        5,073,987    $    0.41    $ 1,935,266      5,034,977    $    0.38
                                 ============     ============    =========    ===========    ===========    =========

3.       TREASURY STOCK

The Company's Board of Directors has authorized management to purchase, on behalf of the Company, up to 525,000 shares of its common stock. As of March 31, 2002, management has purchased 354,050 shares including 4,500 shares totaling $93,967 during the first three months of 2002. Management may purchase additional shares the amount of which will be determined by available cash.

4.       NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), Goodwill and Other Intangible Assets, as of January 1, 2002 and no longer amortizes goodwill. As of the date of adoption, the Company had unamortized goodwill in the amount of $360,852, which was subject to the transition provisions of SFAS No. 142. The Company has determined there is no transitional impairment loss at January 1, 2002. There was no amortization expense for the three months ended March 31, 2002, whereas this expense amounted to $26,051 for the quarter ended March 31, 2001. The Company's reported net income for the three months ended March 31, 2001 adjusted for excluding the effects of goodwill amortization would have been $1,961,317 compared to $2,086,799 at March 31, 2002. Likewise, the Company's basic and diluted earning per share for the three months ended March 31, 2001 adjusted for excluding the effects of goodwill amortization would have been $.40 and $.39 respectively, compared to $.43 and $.41 at March 31, 2002, respectively.

In August 2001 the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supercedes APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of SFAS No. 144 did not have an impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED CONDENSED BALANCE SHEETS

The Company's total assets decreased by $8.3 million from $827.9 million as of December 31, 2001, to $819.6 million as of March 31, 2002. The decrease was made up of a $19.1 million decrease in cash and cash equivalents, a $5.6 million decrease in investment securities, and a $15.7 million increase in loans. The decreases in cash and cash equivalents and investments securities were a result of a $19.1 million seasonal decrease in securities sold under agreements to repurchase described below.

The following table presents the amounts of loans of the Company, by category, at the dates indicated.

                                                           (Dollars in thousands)
                                          ------------------------------------------------------
                                               March 31, 2002               December 31, 2001
                                          -------------------------    -------------------------
Commercial                                $   89,566          15.9%    $   90,187          16.4%
Real estate - mortgage                       350,201          62.0%       321,912          58.7%
Real estate - construction                    96,395          17.1%        98,086          17.9%
Consumer and other                            25,166           4.5%        25,557           4.6%
Mortgage loans available for sale              3,266           0.5%        12,980           2.4%
                                          ----------    ----------     ----------    ----------
Total                                     $  564,594         100.0%    $  548,722         100.0%
                                          ==========    ==========     ==========    ==========

Deposits, which are the Company's main source of funds for loans, investments, and federal funds sold, increased by $10.0 million from $685.0 million as of December 31, 2001, to $695.0 million as of March 31, 2002. Customer repurchase agreements decreased $19.1 million from $72.2 million December 31, 2001 to $53.1 million at March 31, 2002. This appears to be a seasonal decrease in customer repurchase agreements partially impacted by businesses' tax payments for the year ended December 31, 2001. The following table represents customer deposits, by category, at the dates indicated.

                                                                    (Dollars in thousands)
                                                    ------------------------------------------------------
                                                         March 31, 2002             December 31, 2001
                                                    -------------------------    -------------------------
Non-interest bearing                                $  139,928          20.1%    $  135,798          19.8%
Interest bearing demand                                149,008          21.4%       144,728          21.1%
Money market savings accounts                           81,470          11.7%        69,452          10.1%
Regular savings                                         46,443           6.7%        46,219           6.8%
Certificates of deposit less than $100,000             117,872          17.0%       112,720          16.5%
Certificates of deposit greater than $100,000          160,306          23.1%       176,105          25.7%
                                                    ----------    ----------     ----------    ----------
Total                                               $  695,027         100.0%    $  685,022         100.0%
                                                    ==========    ==========     ==========    ==========

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002

Net income for the Company for the three months ended March 31, 2002, was $2.1 million, an increase of $152,000 or 7.8% from $1.9 million for the same period of 2001. The increase in net income resulted from an increase in net interest income before provision for loan losses of $1.2 million and an increase in non-interest income of $865,812, partially offset by increases in non-interest expenses of $1.5 million and income taxes of $211,152. The Company's annualized return on average assets was 1.03% for the three months ended March 31, 2002, compared to 1.23% for the same period of 2001.

The net interest income before the provision for loan losses increased $1.2 million to $9.4 million for the first quarter of 2002 compared to $8.3 million for the first quarter of 2001. This increase was composed of a $473,000 decrease in total interest income and a $1.7 million decrease in total interest expense. The decrease in interest income was composed of an increase of $3.6 million due to increased average interest earning assets of $167.2 million, offset by $4.1 million decrease due to a 2.28% decrease in the yield on average interest earning assets. The decrease in total interest expense was composed of an increase of $1.2 million due to increased average interest-bearing liabilities of $136.3 million, offset by $2.9 million due to a 2.09% decrease in the cost of interest-bearing liabilities.

The decrease in yield on interest earning assets and cost of interest-bearing liabilities is a direct result of the 425 basis point decrease in prime rate resulting from the Federal Reserve Bank's reductions in interest rates during 2001. As a result, net interest margin decreased to in 2002 to 4.99% compared to 5.58% for 2001

The provision for loan losses was $669,000 for the first quarter of 2002, compared to $504,500 for the first quarter of 2001. Net charge-offs for the first quarter of 2002 were $498,000 compared to $354,000 for the first quarter of 2001. Management provides for loan losses based upon its judgments concerning the adequacy of the allowance for loan losses considering such factors as loan growth, delinquency trends, previous charge-off experience, and local and national economic conditions.

Total non-interest income increased by $866,000 to $2.9 million for the three months ended March 31, 2002, compared to $2.0 million for the same period of 2001. The increase was primarily composed of a $300,000 increase in gains on sales of mortgage loans, caused by greater new home construction and refinancing resulting from the lower interest rate environment, a $255,000 increase in credit and debit card transaction fees resulting from increased transaction volume due to increased market share, and a $231,000 increase in service charges on deposits and other banking service fees resulting from increased customer accounts and deposit activity.

Total non-interest expenses increased by $1.5 million to $8.3 million for the first quarter of 2002, compared to $6.7 million for the same period of 2001. This increase was due partially to increases in salaries and employee benefits and occupancy expense. Salary and benefit expense increased $739,000 resulting from a $215,000 increase in mortgage loan commissions, $124,000 from three new branches opened during 2001 and 2002, the Company's overall growth and annual salary increases. Occupancy expense increased $196,000, of which $65,000 resulted from the three new branches.

ALLOWANCE FOR LOAN LOSSES

The following tables set forth the allowance for loan losses and non-performing assets.

                                                                   (Dollars in thousands)
                                                      --------------------------------------------------
ALLOWANCE FOR LOAN LOSSES:                            March 31, 2002   December 31, 2001  March 31, 2001
                                                      --------------   -----------------  --------------
Balance beginning of period                             $    7,207          $    6,308        $    6,307
Provision for loan losses                               $      669          $    2,386        $      505
Net charge-offs                                         $     (498)         $   (1,487)       $     (354)
                                                        ----------          ----------        ----------
Balance end of period                                   $    7,378          $    7,207        $    6,458
                                                        ==========          ==========        ==========

Allowance for loan losses to total loans                      1.31%               1.31%             1.38%
Allowance for loan losses to non-performing loans              533%                290%              659%

                                                                     (Dollars in thousands)
                                                      --------------------------------------------------
NON-PERFORMING ASSETS:                                March 31, 2002   December 31, 2001  March 31, 2001
                                                      --------------   -----------------  --------------
Accruing loans - 90 days past due                       $       40         $        3       $       18
Non-accrual loans                                       $    1,344         $    2,480       $      962
                                                        ----------         ----------       ----------
Total non-performing loans                              $    1,384         $    2,483       $      980
Other real estate owned                                 $      862         $      272       $    1,933
                                                        ----------         ----------       ----------
Total non-performing assets                             $    2,246         $    2,755       $    2,913
                                                        ----------         ----------       ----------
Potential problem loans                                 $   13,334         $   13,331       $    7,950
                                                        ==========         ==========       ==========
Total non-performing assets to total assets                   0.27%              0.33%            0.44%

During the past twelve months, the Company's potential problem loans have increased by approximately $5.3 million. Included in that increase are four lending relationships totaling $3.9 million with balances in excess of $300,000. These loans are secured by first mortgages on various types of real estate collateral with an estimated value of $7.1 million. Management is continually monitoring these lending relationships and does not believe they currently pose a threat to the adequacy of the allowance for loan losses.

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

                                                                            THREE MONTHS ENDED MARCH 31,
                                                 --------------------------------------------------------------------------------
                                                                   2002                                     2001
                                                 ----------------------------------------    ------------------------------------
                                                                INTEREST        AVERAGE                   INTEREST      AVERAGE
                                                  AVERAGE       INCOME OR        YIELD        AVERAGE     INCOME OR      YIELD
                                                  BALANCE        EXPENSE        OR COST       BALANCE      EXPENSE      OR COST
                                                 ----------     ----------     ----------    ----------   ----------   ----------
                                                                                (DOLLARS IN THOUSANDS)

ASSETS
Loans:
    Commercial ...............................   $   87,609     $    1,543           7.14%   $   79,788   $    1,945         9.89%
    Real estate--mortgage ....................      335,164          6,359           7.69%      283,897        6,898         9.85%
    Real estate--construction ................       97,181          1,785           7.45%       68,140        1,869        11.12%
    Consumer .................................       25,356            689          11.02%       24,601          695        11.46%
    Mortgage .................................        6,285            499          32.20%        3,854          253        26.62%
    Other ....................................          572             --             --           544           --           --
                                                 ----------     ----------     ----------    ----------   ----------   ----------

      Total loans ............................      552,167         10,875           7.99%      460,824       11,660        10.26%
Allowance for loan losses ....................       (7,356)                                     (6,637)
Securities:
    U.S. government and mortgage-backed ......      178,941          2,298           5.21%      122,233        1,943         6.45%
    State and political subdivisions:
      Nontaxable .............................        3,502             40           4.63%        4,053           46         4.60%
      Taxable ................................           --             --             --            --           --           --
      Other ..................................        2,291             20           3.61%        2,219           32         5.85%
                                                 ----------     ----------     ----------    ----------   ----------   ----------
       Total securities ......................      184,734          2,358           5.18%      128,505        2,021         6.38%
Interest-bearing deposits with banks .........       13,082             50           1.55%        7,908          107         5.49%
Federal funds sold ...........................       17,354             71           1.63%        2,873           39         5.51%
                                                 ----------     ----------     ----------    ----------   ----------   ----------
       Total interest-earning assets .........      767,337         13,354           7.06%      600,110       13,827         9.34%
Non-interest-earning assets:
Cash and due from banks ......................       30,381                                      22,118
Other ........................................       34,110                                      24,712
                                                 ----------                                  ----------
       Total non-interest-earning assets .....       64,491                                      46,830
                                                 ----------                                  ----------
       Total assets ..........................   $  824,472                                  $  640,303
                                                 ==========                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Interest-bearing demand accounts .........   $  152,134     $      295           0.79%   $  104,112   $      490         1.91%
    Certificates of deposit ..................      278,745          2,893           4.21%      237,713        3,584         6.11%
    Money market savings accounts ............       74,673            317           1.72%       47,259          474         4.07%
    Regular savings accounts .................       44,829            144           1.30%       36,563          247         2.74%
                                                 ----------     ----------     ----------    ----------   ----------   ----------
          Total interest-bearing deposits ....      550,381          3,649           2.69%      425,647        4,795         4.57%
Federal funds purchased and securities
   sold under agreements to repurchase .......       65,471            158           0.98%       61,334          750         4.96%
Long term debt ...............................        1,041             24           9.51%        1,095           26         9.63%
Trust Preferred securities ...................        7,500             86           4.60%           --           --           --
                                                 ----------     ----------     ----------    ----------   ----------   ----------
          Total interest-bearing
            liabilities ......................      624,393          3,917           2.54%      488,076        5,571         4.63%
Non-interest-bearing demand accounts .........      136,822                                      95,211
Other non-interest-bearing liabilities .......        3,485                                       4,381
                                                 ----------                                  ----------
          Total liabilities ..................      764,700                                     587,668
Stockholders' equity .........................       59,772                                      52,635
                                                 ----------                                  ----------
          Total liabilities and
            stockholders' equity .............   $  824,472                                  $  640,303
                                                 ==========     ----------                   ==========   ----------
Net interest income ..........................                  $    9,437                                $    8,256
                                                                ==========                                ==========
Net interest spread ..........................                                       4.51%                                   4.72%
Net interest margin ..........................                                       4.99%                                   5.58%
Ratio of average interest-earning assets to
  average interest-bearing liabilities .......                                     122.89%                                 122.95%

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

Rising and falling interest rate environments can have various impacts on a Bank's net interest income, depending on the short-term interest rate gap that the Bank maintains, the relative changes in interest rates that occur when the bank's various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of March 31, 2002, the Company's cumulative interest rate gap for the period up to three months was a positive $114.1 million and for the period up to one year was a positive $151.9 million. Based solely on the Company's interest rate gap of twelve months or less, net income of the Company could be unfavorably impacted by decreases in interest rates or favorably impacted by increases in interest rates.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap of the Company's interest-earning assets and interest-bearing liabilities at March 31, 2002, under what management believes to be the most likely scenario given the current interest rate environment. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with accounting principles generally accepted in the United States of America. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

                                                                              THREE
                                                           LESS THAN       MONTHS TO
                                                             THREE       LESS THAN ONE   ONE TO FIVE     OVER FIVE
                                                             MONTHS          YEAR           YEARS           YEARS         TOTAL
                                                          ------------   -------------   ------------   ------------   ------------
                                                                                     (DOLLARS IN THOUSANDS)

Interest-earning assets:
     Investment securities .............................  $     51,431   $     59,657   $     48,854   $     21,843   $    181,785
     Interest-bearing deposits with banks ..............         9,297             --             --             --          9,297
     Federal funds sold ................................        11,605             --             --             --         11,605
     Loans:
        Commercial .....................................        54,482         18,858         15,458            768         89,566
        Real estate ....................................       232,494         76,007        124,609         16,752        449,862
        Consumer .......................................         7,708          5,570         11,086            802         25,166
                                                          ------------   ------------   ------------   ------------   ------------
             Total interest-earning assets .............  $    367,017   $    160,092   $    200,007   $     40,165   $    767,281
                                                          ------------   ------------   ------------   ------------   ------------
Interest-bearing liabilities:
     Savings and NOW accounts ..........................  $     90,527   $         --   $         --   $    186,394   $    276,921
     Certificates of deposit of $100,000 or more .......        68,216         67,573         24,120            397        160,306
     Other time accounts ...............................        33,523         54,747         29,494            108        117,872
     Securities sold under agreements to repurchase ....        53,141             --             --             --         53,141
     Long-debt .........................................         7,500             --             --          1,035          8,535
                                                          ------------   ------------   ------------   ------------   ------------
             Total interest-bearing liabilities ........  $    252,907   $    122,320   $     53,614   $    187,934   $    616,775
                                                          ------------   ------------   ------------   ------------   ------------
Interest rate gap ......................................  $    114,110   $     37,772   $    146,393   $   (147,769)  $    150,506
                                                          ============   ============   ============   ============   ============
Cumulative interest rate gap at March 31, 2002 .........  $    114,110   $    151,882   $    298,275   $    150,506
                                                          ============   ============   ============   ============
Cumulative gap ratio at March 31, 2002 .................          1.45           1.40           1.70           1.24
                                                          ============   ============   ============   ============

FORWARD-LOOKING STATEMENTS

This document includes forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The discussions regarding interest rate risk and potential problem loans include forward-looking statements. Other forward-looking statements can be identified by the use of forward-looking words such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statement. Some factors include fluctuations in interest rates, inflation, government regulations, loss of key personnel, faster or slower than anticipated growth, economic conditions, competition's responses to the Company's marketing strategy, and competition in the geographic and business areas in which the Company conducts its operations.

                           PART II - OTHER INFORMATION

                                 NOT APPLICABLE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       FIRST STATE BANCORPORATION

Date: May 8, 2002                By:  Michael R. Stanford
                                 --------------------------------------------------------------------------
                                 Michael R. Stanford, President & Chief Executive Officer

Date: May 8, 2002                By:  H. Patrick Dee
                                 --------------------------------------------------------------------------
                                 H. Patrick Dee, Executive Vice President & Chief Operating Officer

Date: May 8, 2002                By:  Brian C. Reinhardt
                                 --------------------------------------------------------------------------
                                 Brian C. Reinhardt, Executive Vice President and Chief Financial Officer