Form 10-Q
period 2002-06-30
FIRST STATE BANCORPORATION
filed 2002-08-14
CIK 897861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

    FORM 10-Q. -QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to ________________

Commission file number 1-12487

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No ___
                                       --

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,890,426 shares of common stock, no par value, outstanding as of August 13, 2002.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

                                                                                 Page
                                                                                 ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                       2

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                  8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                12

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                       15

Item 5.  Other Information                                                         15

Item 6.  Exhibits and Reports on Form 8-K                                          16

       SIGNATURES                                                                  17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
                    First State Bancorporation and Subsidiary
                      Consolidated Condensed Balance Sheets
                                   (unaudited)

                                  Assets                                        June 30, 2002     December 31, 2001
                                  -------                                       --------------    -----------------
Cash and due from banks                                                         $ 36,849,438        $ 37,362,627
Interest-bearing deposits with banks                                              31,843,235           4,782,910
Federal funds sold                                                                13,633,391          22,745,023
                                                                                --------------    -----------------
      Total cash and cash equivalents                                             82,326,064          64,890,560
Investment securities:
     Held to maturity (at amortized cost, market value of $59,426,787 at cost
         June 30, 2002, and $55,139,934 at December 31, 2001)                     58,328,143          54,853,227
     Available for sale (at market, amortized cost of $106,810,998 at
         June 30, 2002, and $129,242,715 at December 31, 2001)                   107,861,476         130,290,113
     Federal Home Loan Bank Stock and Federal Reserve Bank Stock at cost           2,318,150           2,278,750
                                                                                --------------    -----------------
      Total investment securities                                                168,507,769         187,422,090
                                                                                --------------    -----------------
Loans net of unearned interest                                                   605,120,057         548,722,467
Less allowance for loan losses                                                     7,749,653           7,207,118
                                                                                --------------    -----------------
      Net loans                                                                  597,370,404         541,515,349
Premises and equipment                                                            14,629,913          14,324,259
Accrued interest receivable                                                        3,849,203           4,154,790
Other real estate owned                                                              815,200             272,042
Goodwill, net                                                                        360,852             360,852
Cash surrender value of bank owned life insurance                                  7,816,595           7,597,775
Deferred tax asset, net                                                            3,023,742           2,677,395
Other assets                                                                       4,190,074           4,706,158
                                                                                --------------    -----------------
      Total assets                                                              $882,889,816        $827,921,270
                                                                                ==============    =================

                 Liabilities and Stockholders' Equity
                 ------------------------------------
Liabilities:
  Deposits:
   Non-interest-bearing                                                         $163,506,541        $135,798,116
   Interest-bearing                                                              567,313,420         549,223,949
                                                                                --------------    -----------------
      Total deposits                                                             730,819,961         685,022,065
Securities sold under agreements to repurchase                                    53,453,138          72,258,011
Other liabilities                                                                  3,203,042           3,515,661
Long-term debt                                                                    33,523,539           8,780,820
                                                                                --------------    -----------------
      Total liabilities                                                          820,999,680         769,576,557
Stockholders' equity:
   Common stock, no par value, 20,000,000 shares authorized; issued
      5,243,446 at June 30, 2002 and 5,235,134 at December 31, 2001;
      outstanding 4,889,396 at June 30, 2002 and 4,885,584 at December 31,
      2001                                                                        30,591,293          30,348,120
   Treasury stock, at cost (354,050 shares June 30, 2002 and 349,550)             (4,880,755)         (4,786,788)
   Retained earnings                                                              35,486,282          32,092,144
   Accumulated other comprehensive gains -
      Unrealized gain on investment securities available for sale, net               693,316             691,237
                                                                                --------------    -----------------
      Total stockholders' equity                                                  61,890,136          58,344,713
                                                                                --------------    -----------------
      Total liabilities and stockholders' equity                                $882,889,816        $827,921,270
                                                                                ==============    =================
 Book value per share                                                           $      12.66        $      11.94
                                                                                ==============    =================
 Tangible book value per share                                                  $      12.58        $      11.87
                                                                                ==============    =================

      See accompanying notes to unaudited consolidated condensed financial statements.

                    First State Bancorporation and Subsidiary
                 Consolidated Condensed Statements of Operations
            For the three and six months ended June 30, 2002 and 2001
                                   (unaudited)

                                                            Three months    Three months    Six months      Six months
                                                           ended June 30,  ended June 30,  ended June 30,  ended June 30,
                                                                2002           2001         2002              2001
                                                           --------------------------------------------------------------
Interest Income:
 Interest and fees on loans                                 $ 11,310,783    $11,700,111     $22,186,065    $23,360,050
 Interest on investment securities:
   Taxable                                                     2,242,448      2,000,068       4,560,584      3,975,614
   Nontaxable                                                     38,187         45,904          78,483         91,859
   Federal funds sold                                             40,593         50,665         110,451         89,340
   Interest-bearing deposits with banks                           24,672        170,267          75,007        277,228
                                                           --------------------------------------------------------------
     Total interest income                                    13,656,683     13,967,015      27,010,590     27,794,091
                                                           --------------------------------------------------------------
Interest expense:
 Deposits                                                      3,488,189      4,680,945       7,138,015      9,475,849
 Short-term borrowings                                           150,521        560,801         308,434      1,311,275
 Long-term debt                                                  148,252         25,338         257,729         50,933
                                                           --------------------------------------------------------------
   Total interest expense                                      3,786,962      5,267,084       7,704,178     10,838,057
                                                           --------------------------------------------------------------
     Net interest income before provision for loan losses      9,869,721      8,699,931      19,306,412     16,956,034
 Provision for loan losses                                       519,000        627,000       1,188,000      1,131,500
                                                           --------------------------------------------------------------
     Net interest income after provision for loan losses       9,350,721      8,072,931      18,118,412     15,824,534
                                                            -------------------------------------------------------------
Non interest income:
 Service charges on deposit accounts                             836,799        719,077       1,653,108      1,434,883
 Other banking service fees                                      271,901        120,788         523,385        241,958
 Credit and debit card transaction fees                        1,060,386        758,341       1,974,975      1,417,943
 Gain on sale or call of investment securities                     8,225         36,737          21,229         36,737
 Gains on sales of mortgage loans                                526,300        376,141       1,123,940        674,043
 Check imprint income                                            132,697        124,460         256,371        243,755
 Other                                                           176,548         87,525         316,468        164,558
                                                           --------------------------------------------------------------
   Total non interest income                                   3,012,856      2,223,069       5,869,476      4,213,877
                                                           --------------------------------------------------------------
Non interest expenses:
 Salaries and employee benefits                                3,829,520      3,304,262       7,710,050      6,445,662
 Occupancy                                                     1,019,713        859,275       2,016,889      1,660,881
 Data Processing                                                 501,937        328,947         890,551        654,918
 Credit card interchange                                         546,272        387,554         998,119        728,612
 Equipment                                                       665,357        492,948       1,299,037        972,074
 Legal, accounting, and consulting                               157,092        135,010         357,937        258,629
 Marketing                                                       554,464        375,152         929,146        728,710
 Supplies                                                        142,030        149,767         283,384        300,655
 Other real estate owned expenses                                 26,743         56,382          83,557        182,611
 Check imprint expense                                           116,888        112,964         230,028        220,395
 Amortization of goodwill                                              -         26,052               -         52,103
 Other                                                         1,171,233      1,010,840       2,191,162      1,773,299
                                                           --------------------------------------------------------------
   Total non interest expenses                                 8,731,249      7,239,153      16,989,860     13,978,549
                                                           --------------------------------------------------------------
     Income before income taxes                                3,632,328      3,056,847       6,998,028      6,059,862
Income tax expense                                             1,388,242      1,096,571       2,667,143      2,164,320
                                                           --------------------------------------------------------------
      Net income                                            $  2,244,086    $ 1,960,276     $ 4,330,885    $ 3,895,542
                                                           ==============================================================
Basic earnings per share                                    $       0.46    $      0.40     $      0.89    $      0.80
                                                           ==============================================================
Diluted earnings per share                                  $       0.44    $      0.39     $      0.85    $      0.77
                                                           ==============================================================
Dividends per common share                                  $       0.10    $      0.09     $      0.19    $      0.16
                                                           ==============================================================

See accompanying notes to unaudited consolidated condensed financial statements.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
            Consolidated Condensed Statements of Comprehensive Income For the three and six months ended June 30, 2002 and 2001
                                   (unaudited)

                                                               Three months   Three months    Six months    Six months
                                                                ended June     ended June     ended June    ended June
                                                                   2002           2001           2002          2001
                                                               --------------------------------------------------------
Net Income                                                      $ 2,244,086    $ 1,960,276    $4,330,885    $3,895,542
Other comprehensive income net of tax-
  Unrealized holding gains on securities
       available for sale arising during period                     910,261        130,952        23,308       694,891
  Reclassification adjustment for gains included in net income       (8,225)       (36,737)      (21,229)      (36,737)
                                                               --------------------------------------------------------
 Total comprehensive income                                     $ 3,146,122    $ 2,054,491    $4,332,964    $4,553,696
                                                               ========================================================

See accompanying notes to unaudited consolidated condensed financial statements.

                    First State Bancorporation and Subsidiary
                 Consolidated Condensed Statements of Cash Flows
            For the three and six months ended June 30, 2002 and 2001
                                   (unaudited)

                                                                          Three Months   Three Months   Six Months      Six Months
                                                                             ended          ended         ended           ended
                                                                         June 30, 2002  June 30, 2001  June 30, 2002  June 30, 2001
                                                                         ----------------------------------------------------------
Cash flows from operating activities:
Net Income                                                               $  2,244,086   $   1,960,276  $  4,330,885   $  3,895,542
                                                                        -----------------------------------------------------------
Adjustments to reconcile net income to net cash provided by operations:
  Provision for loan losses                                                   519,000         627,000     1,188,000      1,131,500
  Provision for decline in value of other real estate owned                         -          26,820        50,671         95,114
  Depreciation and amortization                                               570,879         502,641     1,124,756        962,170
  Amortization of securities, net                                             (62,095)        (18,529)     (110,241)        23,490
  Mortgage loans originated for sale                                      (40,543,942)    (32,086,318)  (75,959,020)   (53,725,757)
  Proceeds from sale of mortgage loans originated for sale                 40,832,908      31,081,662    85,861,732     53,083,241
  (Increase) decrease in accrued interest receivable                           92,529        (110,325)      305,587        501,841
  Increase in other assets, net                                              (212,458)       (121,947)      (50,154)      (583,298)
  Decrease in other liabilities, net                                         (567,237)     (1,143,624)     (239,334)      (461,454)
                                                                         ----------------------------------------------------------
    Total adjustments                                                         629,584      (1,242,620)   12,171,997      1,026,847
                                                                         ----------------------------------------------------------
       Net cash provided by operating activities                            2,873,670         717,656    16,502,882      4,922,389
                                                                         ----------------------------------------------------------

Cash flows from investing activities:
  Net increase in loans                                                   (40,962,896)    (24,308,052)  (67,570,696)   (33,835,821)
  Purchases of investment securities carried at amortized cost            (22,403,626)    (13,140,000)  (60,462,219)   (47,190,500)
  Maturities of investment securities carried at amortized cost             8,830,130      32,990,475    57,106,823     69,907,929
  Purchases of investment securities carried at market                     (6,609,576)   (132,127,455)  (47,071,795)  (162,127,455)
  Maturities of investment securities carried at market                    34,889,551      87,881,216    69,454,903    117,331,068
  Purchases of premises and equipment                                        (763,351)     (1,472,454)   (1,430,410)    (2,248,856)
  Sales of and payments on other real estate owned                             16,100         367,338        31,100      1,085,261
                                                                         ----------------------------------------------------------
       Net cash used in investing activities                              (27,003,668)    (49,808,932)  (49,942,294)   (57,078,374)
                                                                         ----------------------------------------------------------

Cash flows from financing activities:
  Net increase in interest-bearing deposits                                12,214,097      23,249,209    18,089,471     38,562,426
  Net increase in non-interest-bearing deposits                            23,578,791      12,834,386    27,708,425     18,721,761
  Net increase (decrease) in securities sold under repurchase agreements      312,560      15,620,910   (18,804,873)     3,341,366
  Payments on long-term debt                                                  (11,206)        (13,173)     (257,281)       (26,059)
  Proceeds from issuance of long-term debt                                 25,000,000               -    25,000,000              -
  Common stock issued                                                          85,081          64,881       169,889        135,084
  Dividends paid                                                             (493,275)       (441,105)     (936,748)      (783,998)
  Purchase of treasury stock                                                        -         (94,861)      (93,967)      (199,126)
                                                                         ----------------------------------------------------------
       Net cash provided by financing activities                           60,686,048      51,220,247    50,874,916     59,751,454
                                                                         ----------------------------------------------------------
  Increase in cash and cash equivalents                                    36,556,050       2,128,971    17,435,504      7,595,469
Cash and cash equivalents at beginning of period                           45,770,014      44,333,519    64,890,560     38,867,021
                                                                         ----------------------------------------------------------
Cash and cash equivalents at end of period                               $ 82,326,064   $  46,462,490  $ 82,326,064   $ 46,462,490
                                                                         ==========================================================
Supplemental disclosure of noncash investing and financing activities:

  Additions to other real estate owned in settlement of loans            $          -   $      65,613  $    624,929   $  1,343,827
                                                                        ===========================================================
  Additions to loans in settlement of other real estate owned            $          -   $           -  $          -   $    575,493
                                                                         ==========================================================
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                 $  3,770,790   $   5,360,271  $  7,983,877   $ 10,828,277
                                                                        ===========================================================
  Cash paid for income taxes                                             $  2,345,000   $   2,430,000  $  2,345,000   $  3,000,000
                                                                        ===========================================================

See accompanying notes to unaudited consolidated condensed financial statements.

                    First State Bancorporation and Subsidiary
              Notes to Consolidated Condensed Financial Statements
                                   (unaudited)

1.   Consolidated Condensed Financial Statements

The accompanying consolidated condensed financial statements are unaudited and include our accounts and those of our subsidiary, First State Bank of Taos (the "Bank") (100% owned). All significant intercompany accounts and transactions have been eliminated. Information contained in our consolidated condensed financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.   Earnings per Common Share

Basic earnings per share are computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). Diluted earnings per share are calculated by increasing the basic earnings per share denominator by the number of additional common shares that would have been outstanding if dilutive potential common shares for options had been issued.

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and six months ended June 30:

                                                                 Quarter Ended June 30,
                                                   2002                                         2001
                                ----------------------------------------------------------------------------------------
                                    Income          Shares       Per Share       Income          Shares       Per Share
                                 (Numerator)     (Denominator)     Amount     (Numerator)     (Denominator)     Amount
                                ----------------------------------------------------------------------------------------
Basic EPS:
  Net income                        $2,244,086        4,887,784      $0.46      $1,960,276        4,890,777       $0.40
                                                                 ===========                                  ==========
Effect of dilutive securities:
  Options                                               204,396                                     144,287
Diluted EPS:
                                ----------------------------------------------------------------------------------------
Net income                          $2,244,086        5,092,180      $0.44      $1,960,276        5,035,064       $0.39
                                ========================================================================================

                                                               Six Months Ended June 30,
                                                   2002                                         2001
                                ----------------------------------------------------------------------------------------
                                    Income          Shares       Per Share       Income          Shares       Per Share
                                 (Numerator)     (Denominator)     Amount     (Numerator)     (Denominator)     Amount
                                ----------------------------------------------------------------------------------------
Basic EPS:
  Net income                        $4,330,855        4,886,230      $0.89      $3,895,542        4,893,637       $0.80
                                                                 ===========                                  ==========
Effect of dilutive securities:
  Options                                               197,556                                     140,688
Diluted EPS:
                                ----------------------------------------------------------------------------------------
Net income                          $4,330,855        5,083,786      $0.85      $3,895,542        5,034,325       $0.77
                                ========================================================================================

3.  Treasury Stock

Our Board of Directors has authorized our management to purchase up to 525,000 shares of our common stock. As of June 30, 2002, management has purchased 354,050 shares including 4,500 shares totaling $93,967 during the first six months of 2002. Management intends to purchase additional shares, the amount of which will be determined by cash available for dividends from the Bank.

4.  New Accounting Pronouncements

We adopted Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", as of January 1, 2002, and no longer amortize goodwill. As of the date of adoption, we had unamortized goodwill in the amount of $360,852, which was subject to the transition provisions of SFAS No. 142. We have determined there is no transitional impairment loss at January 1, 2002. There was no amortization expense for the three and six months ended June 30, 2002, whereas this expense amounted to $26,052 for the quarter ended June 30, 2001, and $52,103 for the six months ended June 30, 2001. Our reported net income for the three and six months ended June 30, 2001, adjusted for the effects of goodwill amortization, would have been $1,986,328 compared to $2,244,086 and $3,947,645 compared to $4,330,885 for the three and six months ended June 30, 2002. Likewise, our basic and diluted earnings per share for the three months ended June 30, 2001 adjusted for excluding the effects of goodwill amortization would have been $0.41 and $0.39, respectively, compared to $0.46 and $0.44 for the three months ended June 30, 2002, respectively. Our basic and diluted earnings per share for the six months ended June 30, 2001 adjusted for excluding the effects of goodwill amortization would have been $0.81 and $0.78, respectively, compared to $0.89 and $0.85 for the six months ended June 30, 2002, respectively.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of SFAS No. 144 did not have an impact on our consolidated financial statements.

5.   June 2002 Offering of Trust Preferred Securities

In June 2002, we formed First State NM Statutory Trust II for the purpose of issuing trust-preferred securities in a pooled transaction to unrelated investors. The trust preferred transaction closed on June 26, 2002. First State NM Statutory Trust II used the gross proceeds from the sale of trust-preferred securities to purchase $25,774,000 of Junior Subordinated Deferrable Interest Debentures issued by us, which are included in long-term debt in the accompanying consolidated condensed balance sheet at June 30, 2002. The debentures have a final maturity of 30 years and bear interest at an annual rate equal to the three-month London Interbank Offered Rate plus 3.45%, payable at three-month intervals beginning September 26, 2002. The annual rate of interest on the debentures is equal to 5.34% at June 30, 2002. The annual rate is adjusted at each payment date beginning with the first interest payment date of September 26, 2002. Prior to June 26, 2007, the annual rate will not exceed 11.95%. The debentures are callable at par beginning June 26, 2007. So long as there are no events of default, we may defer payments of interest for up to twenty consecutive interest payment periods. However, if we defer payments of interest, we will be prohibited from paying any dividends on any class of capital stock for as long as the trust preferred interest payments remain deferred.

6.   Pending Acquisition of First Community Industrial Bank

On May 22, 2002, we entered into an agreement to acquire First Community Industrial Bank, an indirect wholly owned subsidiary of Washington Mutual, Inc. First Community is a Colorado-chartered industrial bank headquartered in Denver, Colorado. It operates six branches in the Colorado front-range market and three branches in the Salt Lake City and Ogden, Utah metropolitan areas.

Under the terms of the merger agreement, First Community will merge with and into the Bank in a taxable transaction. Prior to closing, First Community will pay a dividend of approximately $37.5 million to its parent. At closing, we will pay to Washington Mutual, Inc. approximately $67 million, plus the amount if any by which the aggregate pre-closing dividend is less than $37.5 million.

We expect to finance the merger with the proceeds of our June 26, 2002 offering of approximately $25 million in trust preferred securities and with the proceeds of our planned public offering of approximately 2.1 million shares of our common stock.

The merger is subject to various conditions including the successful placement of our common shares, receipt of regulatory approvals, and expiration of all applicable statutory waiting period. As of July 26, 2002, all regulatory approvals had been received. The statutory waiting period will conclude on August 9, 2002.

We expect to close the merger by October 11, 2002, but the merger agreement provides that upon our request and subject to certain conditions, closing may be extended to November 12, 2002. However, our regulatory approval from the Federal Reserve Bank of Kansas City requires us to close on or before October 25, 2002, unless such period is extended by the Federal Reserve System.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated Condensed Balance Sheets

Our total assets increased by $55.0 million from $827.9 million as of December 31, 2001, to $882.9 million as of June 30, 2002. The increase was made up of a $17.4 million increase in cash and cash equivalents, an $18.9 million decrease in investment securities, and a $55.9 million increase in net loans. The increase in cash and cash equivalents was a result of issuing approximately $25 million in Trust Preferred Securities, which were issued in anticipation of completing the First Community Industrial Bank acquisition.

The following table presents the amounts of our loans, by category, at the dates indicated.

                                                   June 30, 2002             December 31, 2001              June 30, 2001
                                            ------------------------------------------------------------------------------------
                                                                               (in thousands)
                                               Amount                %      Amount               %      Amount                %
                                            ------------------------------------------------------------------------------------
Commercial                                      $  92,999         15.4%      $ 90,187         16.4%       $ 84,884         17.2%
Real estate-mortgage                              383,410         63.4%       321,912         58.7%        306,344         62.1%
Real estate-construction                           98,465         16.3%        98,086         17.9%         71,018         14.4%
Consumer and other                                 25,862          4.3%        25,557          4.6%         25,073          5.1%
Mortgage loans available for sale                   4,384          0.6%        12,980          2.4%          5,775          1.2%
                                            ------------------------------------------------------------------------------------
     Total                                      $ 605,120        100.0%      $548,722        100.0%       $493,094        100.0%
                                            ====================================================================================

Deposits, which are our main source of funds for loans, investments, and federal funds sold, increased by $45.8 million from $685.0 million as of December 31, 2001, to $730.8 million as of June 30, 2002. We believe that this increase is a result of our continuing efforts to increase market share. Customer repurchase agreements decreased $18.8 million from $72.3 million December 31, 2001 to $53.5 million at June 30, 2002. The following table represents customer deposits, by category, at the dates indicated.

                                                   June 30, 2002             December 31, 2001              June 30, 2001
                                            ------------------------------------------------------------------------------------
                                                                               (in thousands)
                                               Amount                %      Amount               %      Amount                %
                                            ------------------------------------------------------------------------------------
Non-interest-bearing                            $ 163,506         22.4%      $135,798         19.8%       $117,350         20.0%
Interest-bearing demand                           162,801         22.3%       144,728         21.1%        115,549         19.7%
Money market savings accounts                      36,908          5.1%        69,452         10.1%         51,008          8.7%
Regular savings                                    48,248          6.6%        46,219          6.8%         40,233          6.9%
Certificates of deposit less than $100,000        119,737         16.3%       112,720         16.5%        119,146         20.4%
Certificates of deposit greater than $100,000     199,620         27.3%       176,105         25.7%        142,406         24.3%
                                            ------------------------------------------------------------------------------------
     Total                                      $ 730,820        100.0%      $685,022        100.0%       $585,692        100.0%
                                            ====================================================================================

Consolidated Results of Operations For the Three Months Ended June 30, 2002

Our net income for the three months ended June 30, 2002, was $2.24 million, an increase of $284,000 or 14% from $1.96 million for the same period of 2001. The increase in net income resulted from an increase in net interest income before provision for loan losses of $1.2 million and an increase in non interest income of $790,000, partially offset by an increase in non interest expenses of $1.5 million and income taxes of $292,000. Our annualized return on average assets was 1.05% for the three months ended June 30, 2002, compared to 1.14% for the same period of 2001.

Our net interest income before the provision for loan losses increased $1.2 million to $9.9 million for the second quarter of 2002 compared to $8.7 million for the second quarter of 2001. This increase was composed of a $310,000 decrease in total interest income offset by a $1.5 million decrease in total interest expense. The decrease in interest income was composed of an increase of $3.0 million due to an increase in average interest earning assets of $138.3 million, offset by $3.3 million due to a 1.67% decrease in the yield on average interest earning assets. The decrease in total interest expense was due to a $763,000 increase resulting from a $110.9 million increase in average interest bearing liabilities and a $2.2 million decrease due to a 1.65% decrease in the cost of interest bearing liabilities.

Decreases in interest rate precipitated by the Federal Reserve Board's decreases in the discount rate during 2001 have decreased the yield on interest earning assets and have caused management to decrease rates paid on deposits. We believe that the impact on the net interest margin of changes in interest rates will be significantly determined by the competitive environment for deposits. We also believe that additional decreases in rates would cause compression of our net interest margin, while increases would cause an increase in our net interest margin.

Our provision for loan losses was $519,000 for the second quarter of 2002, compared to $627,000 for the second quarter of 2001. Net charge-offs for the second quarter of 2002 were $147,000 compared to $346,000 for the second quarter of 2001. The allowance for loan losses to total loans was 1.28% and the allowance for loan losses to non-performing loans was 277% at June 30, 2002, compared to allowance for loan losses to total loans of 1.37% and the allowance for loan losses to non-performing loans of 266% at June 30, 2001. Total non-performing assets to total assets were 0.41% at June 30, 2002, compared to 0.58% at June 30, 2001. We provide for loan losses based upon our judgments concerning the adequacy of the allowance for loan losses considering such factors as loan growth, delinquency trends, previous charge-off experience, and local and national economic conditions.

Our total non interest income increased by $790,000 to $3.0 million for the three months ended June 30, 2002, compared to $2.2 million for the same period of 2001. The increase was primarily composed of a $150,000 increase in gains on sales of mortgage loans, caused by greater new home construction and refinancing resulting from the lower interest rate environment, a $302,000 increase in credit and debit card transaction fees resulting from increased transaction volume due to increased market share, a $118,000 increase in service charges on deposits resulting from increased deposits, and a $151,000 increase in other banking service fees primarily due to increased volume in ATM fees.

Our total non interest expenses increased by $1.5 million to $8.7 million for the second quarter of 2002, compared to $7.2 million for the same period of 2001. This increase was due partially to increases in salaries and employee benefits, occupancy expense, and credit and debit card interchange expense. Salary and employee benefits expense increased $525,000 resulting from an $110,000 increase in mortgage loan commissions, $75,000 from two new branches (one opened during the second quarter of 2001 and one during the first quarter of 2002), and from our overall growth and annual salary increases. Occupancy expense increased $160,000, of which $20,000 resulted from opening of the two new branches and $119,000 resulted from rent expense as a result of expansion of our ATM network during the first quarter of 2002. Credit and debit card interchange expense increased $159,000. Each of these items had corresponding increases in non interest income.

Consolidated Results of Operations For the Six Months Ended June 30, 2002

Our net income for the six months ended June 30, 2002, was $4.3 million, an increase of $435,000 or 11% from $3.9 million for the same period of 2001. The increase in net income resulted from an increase in net interest income before provision for loan losses of $2.4 million and an increase in non interest income of $1.7 million, partially offset by an increase in non interest expenses of $3.0 million and income taxes of $503,000. Our annualized return on average assets was 1.04% for the six months ended June 30, 2002, compared to 1.18% for the same period of 2001.

Our net interest income before the provision for loan losses increased $2.4 million to $19.3 million for the six months ended June 30, 2002 compared to $17.0 million for the same period of 2001. This increase was composed of a $784,000 decrease in total interest income and a $3.1 million decrease in total interest expense. The decrease in interest income was composed of an increase of $6.5 million due to increased average interest earning assets of $152.6 million offset by $7.3 million due to a 1.97% decrease in the yield on average interest earning assets. The decrease in total interest expense was due to a $2.0 million increase resulting from a $123.7 million increase in average interest bearing liabilities and a $5.1 million decrease due to a 1.85% decrease in the cost of interest bearing liabilities.

Our provision for loan losses was $1.2 million for the first six months of 2002, compared to $1.1 million for the first six months of 2001. Net charge-offs for the six months ended June 30, 2002 were $645,000 compared to $700,000 for the six months ended June 30, 2001. The allowance for loan losses to total loans was 1.28% and the allowance for loan losses to non-performing loans was 277% at June 30, 2002, compared to allowance for loan losses to total loans of 1.37% and the allowance for loan losses to non-performing loans of 266% at June 30, 2001. Total non-performing assets to total assets were 0.41% at June 30, 2002, compared to 0.58% at June 30, 2001. We provide for loan losses based upon our judgments concerning the adequacy of the allowance for loan losses considering such factors as loan growth, delinquency trends, previous charge-off experience, and local and national economic conditions.

Our total non interest income increased by $1.7 million to $5.9 million for the six months ended June 30, 2002, compared to $4.2 million for the same period of 2001. For the first six months of 2002 compared to the first six months of 2001, the gains on sales of mortgage loans increased $450,000 as a result of greater new home construction and refinancing resulting from the lower interest rate environment, credit and debit card transaction fees increased $557,000 resulting from increased transaction volume due to increased market share, service charges on deposit accounts increased $218,000 as a result of increased deposits, and other banking service fees increased $281,000 primarily as a result of increased volume of ATM fees.

Our total non interest expenses increased by $3.0 million to $17.0 million for the six months ended June 30, 2002, compared to $14.0 million for the same period of 2001. This increase was due partially to $1.3 million increase in salary and employee benefit expense resulting from a $325,000 increase in mortgage loan commissions, expenses of $154,000 from the opening of our two new branches, and our overall growth and annual salary increases. Occupancy expense grew $356,000, $52,000 related to the two new branches and $223,000 from rent expense as a result of expansion of our ATM network during the first quarter of 2002. Credit and debit card interchange expense grew $270,000 as a result of increased volume.

Allowance for Loan Losses

The following tables set forth the allowance for loan losses and non-performing assets.

                                                                            (Dollars in thousands)
                                                         -------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES :                                    June 30, 2002      December 31, 2001     June 30, 2001
                                                         -------------------------------------------------------------
Balance beginning of period                                          $ 7,207                $ 6,308            $6,308
Provision for loan losses                                            $ 1,188                $ 2,386            $1,131
Net charge-offs                                                        ($645)               ($1,487)           ($ 700)
                                                         -------------------------------------------------------------
Balance end of period                                                $ 7,750                $ 7,207            $6,739
                                                         =============================================================
Allowance for loan losses to total loans                                1.28%                  1.31%             1.37%
Allowance for loan losses to non-performing loans                        277%                   290%              266%

NON-PERFORMING ASSETS:

Accruing loans - 90 days past due                                    $   297                $     3            $   14
Non-accrual loans                                                    $ 2,503                $ 2,480            $2,518
                                                         -------------------------------------------------------------
Total non-performing loans                                           $ 2,800                $ 2,483            $2,532
Other real estate owned                                              $   815                $   272            $1,604
                                                         -------------------------------------------------------------
Total non-performing assets                                          $ 3,615                $ 2,755            $4,136
                                                         =============================================================
Potential problem loans                                              $12,445                $13,331            $8,323
                                                         =============================================================
Total non-performing assets to total assets                             0.41%                  0.33%             0.58%


During the past twelve months, our potential problem loans have increased by approximately $4.1 million. Included in that increase are four lending relationships totaling $3.9 million with balances in excess of $300,000. These loans are secured by first mortgages on various types of real estate collateral with an estimated value of $7.1 million. We continually monitor these lending relationships and we do not believe they currently pose a threat to the adequacy of the allowance for loan losses.

Liquidity and Capital Expenditures

Our primary sources of funds are customer deposits, loan repayments, and maturities of investment securities. We have additional sources of liquidity in the form of borrowings. Borrowings include federal funds purchased, securities sold under repurchase agreements, and borrowings from the Federal Home Loan Bank.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The following tables set forth, for the periods indicated, information with respect to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense from interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin, and our ratio of average interest-earning assets to average interest-bearing liabilities. No tax equivalent adjustments were made and all average balances are daily average balance. Non-accruing loans have been included in the table as loans carrying a zero yield.

                                                                      Three Months Ended June 30,
                                                                  2002                                       2001
                                                    -------------------------------------      ------------------------------------

                                                                 Interest       Average                     Interest      Average
                                                     Average     Income or     Yield or         Average     Income or     Yield or
                                                     Balance      Expense        Cost           Balance      Expense        Cost
                                                    -------------------------------------      ------------------------------------
                                                                             (Dollars in thousands)
Assets
Loans:
    Commercial ...................................   $   89,572     $  1,558        6.98%       $   81,846     $  2,075       10.17%
    Real estate--mortgage ........................      370,296        6,779        7.34%          297,831        7,000        9.43%
    Real estate--construction ....................       97,904        1,862        7.63%           70,617        1,793       10.18%
    Consumer .....................................       25,504          692       10.88%           24,797          476        7.70%
    Mortgage .....................................        4,120          420       40.89%            5,010          356       28.50%
    Other ........................................          552            -           -               548            -           -
                                                    ------------------------------------       ------------------------------------
      Total loans ................................      587,948       11,311        7.72%          480,649       11,700        9.76%
Allowance for loan losses ........................       (7,646)                                    (6,774)
Securities:
    U.S. government and mortgage-backed ..........      176,980        2,221        5.03%          140,438        1,968        5.62%
    State and political subdivisions:
      Nontaxable .................................        3,404           38        4.48%            4,045           46        4.56%
      Taxable ....................................            -            -           -                 -            -           -
      Other ......................................        2,308           21        3.65%            2,245           32        5.72%
                                                    ------------------------------------       ------------------------------------
    Total securities .............................      182,692        2,280        5.01%          146,728        2,046        5.59%
Interest-bearing deposits with banks .............        6,238           25        1.61%           16,041          170        4.25%
Federal funds sold ...............................        9,554           41        1.72%            4,747           51        4.31%
                                                    ------------------------------------       ------------------------------------
    Total interest-earning assets ................      786,432       13,657        6.97%          648,165       13,967        8.64%
Non-interest-earning assets:
Cash and due from banks ..........................       34,644                                     24,413
Other. ...........................................       34,853                                     25,909
                                                    -----------                                -----------
    Total non-interest-earning assets ............       69,497                                     50,322
                                                    -----------                                -----------
    Total assets .................................   $  848,283                                 $  691,713
                                                    ===========                                ===========

Liabilities and Stockholders' Equity
Deposits:

    Interest-bearing demand accounts .............   $  158,565     $    313        0.79%       $  113,006     $    405        1.44%
    Certificates of deposit ......................      285,417        2,711        3.81%          256,767        3,674        5.74%
    Money market savings accounts ................       71,245          318        1.79%           49,314          361        2.94%
    Regular savings accounts .....................       47,356          146        1.24%           39,335          241        2.46%
                                                    ------------------------------------       ------------------------------------
          Total interest-bearing deposits ........      562,583        3,488        2.49%          458,422        4,681        4.10%
Federal funds purchased and securities sold
 under agreements to repurchase ..................       61,904          151        0.98%           64,022          561        3.51%
Long-term debt ...................................        1,028           23        8.97%            1,082           25        9.27%
Trust Preferred securities .......................        8,880          125        5.65%                -            -           -
                                                    ------------------------------------       ------------------------------------
          Total interest-bearing liabilities .....      634,395        3,787        2.39%          523,526        5,267        4.04%
Non-interest-bearing demand accounts .............      149,767                                    109,445
Other non-interest-bearing liabilities ...........        3,076                                      4,080
                                                    -----------                                -----------
          Total liabilities ......................      787,238                                    637,051
Stockholders' equity .............................       61,045                                     54,662
                                                   ------------                                -----------
          Total liabilities and
            stockholders' equity .................   $  848,283                                 $  691,713
                                                    ===========    ---------                   ===========    ---------
Net interest income ..............................                  $  9,870                                   $ $8,700
                                                                   =========                                  =========
Net interest spread ..............................                                  4.58%                                      4.60%
Net interest margin ..............................                                  5.03%                                      5.38%
Ratio of average interest-earning assets to
  average interest-bearing liabilities ...........                                123.97%                                    123.81%

                                                                               Six Months Ended June 30,
                                                                    2002                                       2001
                                                    ---------------------------------------   --------------------------------------

                                                                  Interest      Average                    Interest      Average
                                                     Average     Income or      Yield or       Average     Income or     Yield or
                                                     Balance      Expense         Cost         Balance      Expense        Cost
                                                    ---------------------------------------   --------------------------------------
                                                                                (Dollars in thousands)
Assets
Loans:
    Commercial ...................................   $   88,595     $  3,101         7.06%      $   80,817     $  3,783        9.44%
    Real estate--mortgage ........................      352,836       13,137         7.51%         290,908       13,897        9.63%
    Real estate--construction ....................       97,546        3,648         7.54%          69,378        3,662       10.64%
    Consumer .....................................       25,430        1,382        10.96%          24,699        1,408       11.50%
    Mortgage .....................................        5,197          919        35.66%           4,428          610       27.78%
    Other ........................................          562            -            -              550            -           -
                                                    -------------------------------------      ------------------------------------
      Total loans ................................      570,166       22,187         7.85%         470,780       23,360       10.01%
Allowance for loan losses ........................       (7,502)                                    (6,706)
Securities:
    U.S. government and mortgage-backed ..........      177,948        4,519         5.12%         131,415        3,912        6.00%
    State and political subdivisions:
      Nontaxable .................................        3,454           78         4.55%           4,049           92        4.58%
      Taxable ....................................            -            -            -               -             -           -
      Other ......................................        2,300           42         3.68%           2,233           64        5.78%
                                                    -----------    -------------  -------      -----------    ---------    --------
    Total securities .............................      183,702        4,639         5.09%         137,697        4,068        5.96%
Interest-bearing deposits with banks .............        9,635           75         1.57%          12,011          277        4.65%
Federal funds sold ...............................       13,415          110         1.65%           3,813           89        4.71%
                                                    -----------    -------------  -------      -----------    ---------    --------
    Total interest-earning assets ................      776,918       27,011         7.01%         624,301       27,794        8.98%
Non-interest-earning assets:
Cash and due from banks ..........................       32,542                                     23,275
Other . ..........................................       34,596                                     25,311
                                                    -----------                                -----------
    Total non-interest-earning assets ............       67,138                                     48,586
                                                   -----------                                -----------
    Total assets .................................   $  836,554                                   $666,181
                                                    ===========                                ===========

Liabilities and Stockholders' Equity
Deposits:

    Interest-bearing demand accounts .............   $  155,362     $    608         0.79%      $  108,606     $    896        1.66%
    Certificates of deposit ......................      282,080        5,604         4.01%         247,296        7,257        5.92%
    Money market savings accounts ................       72,972          636         1.76%          48,295          834        3.48%
    Regular savings accounts .....................       46,099          290         1.27%          37,955          489        2.60%
                                                    -----------    -------------  -------      -----------    ---------    --------
      Total interest-bearing deposits ............      556,513        7,138         2.59%         442,152        9,476        4.32%
Federal funds purchased and securities
sold under agreements to repurchase ..............       63,772          308         0.97%          62,685        1,312        4.22%
Long term debt ...................................        1,035           48         9.35%           1,088           50        9.27%
Trust preferred securities .......................        8,297          210         5.10%               -            -           -
                                                    -------------------------------------      ------------------------------------
      Total interest-bearing liabilities .........      629,617        7,704         2.47%         505,925       10,838        4.32%
Non-interest-bearing demand accounts .............      143,324                                    102,369
Other non-interest-bearing liabilities ...........        3,199                                      4,232
                                                    -----------                                -----------
      Total liabilities ..........................      776,140                                    612,526
Stockholders' equity .............................       60,414                                     53,655
                                                    -----------                                -----------
      Total liabilities and ......................
       stockholders' equity ......................   $  836,554                                 $  666,181
                                                    ===========    ---------                   ===========    ---------
Net interest income ..............................                  $ 19,307                                   $ 16,956
                                                                   =========                                  =========
Net interest spread ..............................                                   4.54%                                     4.66%
Net interest margin ..............................                                   5.01%                                     5.48%
Ratio of average  interest-earning assets to                                                                                 123.40%
  average interest-bearing liabilities ...........                                 123.40%

To effectively measure and manage interest rate risk, we use gap analysis and simulation analysis to determine the impact on net interest income under various interest rate scenarios, balance sheet trends, and strategies. From these analyses, we quantify interest rate risk and we develop and implement appropriate strategies. Additionally, we utilize duration and market value sensitivity measures when these measures provide added value to the overall interest rate risk management process. The overall interest rate risk position and strategies are reviewed by management and the Bank's Board of Directors on an ongoing basis.

Rising and falling interest rate environments can have various impacts on a bank's net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank's various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of June 30, 2002, our cumulative interest rate gap for the period up to three months was a positive $130.6 million and for the period up to one year was a positive $163.1 million. Based solely on our interest rate gap of twelve months or less, our net income could be unfavorably impacted by decreases in interest rates or favorably impacted by increases in interest rates.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at June 30, 2002. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with accounting principles generally accepted in the United States of America. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

                                                                                   Three
                                                                    Less than     months to                 More than
                                                                      three       less than   One to five      five
                                                                      months      one year       years         years         Total
                                                                   ------------- ----------- ------------- ------------   ----------
                                                                                     (Dollars in thousands)
Interest-earning assets:
     Investment securities ......................................  $   52,266    $   47,792   $  51,926     $   16,524     $ 168,508
     Interest-bearing deposits with banks .......................      31,843             -           -              -        31,843
     Federal funds sold .........................................      13,633             -           -              -        13,633
     Loans:
        Commercial ..............................................      59,906        15,199      17,146            748        92,999
        Real estate .............................................     233,637        86,594     145,244         20,784       486,259
        Consumer ................................................       7,886         5,746      11,370            860        25,862
                                                                   ----------    ----------   ---------     ----------     ---------
             Total interest-earning assets ......................  $  399,171    $  155,331   $ 225,686     $   38,916     $ 819,104
                                                                   ----------    ----------   ---------     ----------     ---------
Interest-bearing liabilities:
     Savings and NOW accounts ...................................  $   65,347    $        -   $       -     $  182,610     $ 247,957
     Certificates of deposit of $100,000 or more ................      79,439        71,646      47,546            989       199,620
     Other time accounts ........................................      37,808        51,235      30,512            182       119,737
     Securities sold under agreements to repurchase .............      53,453             -           -              -        53,453
     Long term debt .............................................      32,500             -           -          1,024        33,524
                                                                   ----------    ----------   ---------     ----------     ---------
             Total interest-bearing liabilities .................  $  268,547    $  122,881   $  78,058     $  184,805     $ 654,291
                                                                   ----------    ----------   ---------     ----------     ---------
Interest rate gap ...............................................  $  130,624    $   32,450   $ 147,628      ($145,889)    $ 164,813
                                                                   ==========    ==========   =========     ==========     =========
Cumulative interest rate gap at June 30, 2002 ...................  $  130,624    $  163,074   $ 310,702     $  164,813
                                                                   ==========    ==========   =========     ==========
Cumulative gap ratio at June 30, 2002 ...........................        1.49          1.42        1.66           1.25
                                                                   ==========    ==========   =========     ==========

Forward-Looking Statements

This document includes forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking words such as "believe," "expect," "may," "will," "should," "seek," "approximately," "intend," "plan," "estimate," or "anticipate" or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statement. Some factors include fluctuations in interest rates, inflation, government regulations, loss of key personnel, faster or slower than anticipated growth, economic conditions, competition's responses to our marketing strategy, and competition in the geographic and business areas in which we conduct our operations.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 7, 2002 we held our annual meeting of shareholders. At that meeting the following items were submitted to a vote of security holders:

1. The following three directors were elected:

                                                                    Shares Voted
                                                                     ------------
               Name                   Term                   For                    Withheld
-----------------------------------------------------------------------------------------------
Douglas M. Smith, M.D.              3 years               4,321,996                  58,125
Herman N. Wisenteiner               3 years               4,321,996                  58,125
Kevin L. Reid                       3 years               4,321,996                  58,125

As a result of the election of the above listed directors, our Board of Directors will consist of those directors and the following directors: H. Patrick Dee, Leonard J. DeLayo, Jr., Eloy A. Jeantete, Bradford M. Johnson, Marshall G. Martin and Michael R. Stanford.

2. Proposal to ratify the selection of KPMG LLP as our independent public accountants. Votes: For 4,347,187; Against 28,579; Abstain 4,353.

Item 5.  Other Information

On August 8, 2002, we announced the sale of 2.1 million shares of our common stock to an underwriting group. The shares are being offered to the public at $22.50 per share. The underwriters have a 30-day option to purchase an additional 315,000 shares of our common stock solely to cover over-allotments, if any. We anticipate the public offering of the 2.1 million shares to close on August 14, 2002. We intend to use all of the net proceeds of this offering along with a portion of the net proceeds from our trust preferred offering to pay the purchase price for the acquisition of First Community Industrial Bank. Pending the use of the net proceeds for that purpose, we intend to invest the net proceeds in short-term, interest-bearing investments.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

Exhibit
No.      Description

2 Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank of Taos, First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation. /(1)/
3.1      Restated Articles of Incorporation of First State Bancorporation. /(2)/
3.2 Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. /(3)/
3.3      Bylaws of First State Bancorporation. /(3)/
4.1      Shareholder Protection Rights Agreement dated October 25, 1996. /(4)/
10.1     Stock Option Plan of First State Bancorporation. /(5)/
10.2     Executive Employment Agreement. /(6)/
99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification of CFO Pursuant to 18. U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________________________

(1) Incorporated by reference from Exhibit 2.1 to our Current Report on Form 8-K, dated May 22, 2002, filed with the Commission on May 31, 2002.
(2) Incorporated by reference from the Company's Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(3) Incorporated by reference from our Form 10-SKB for the year ended December 31, 1997.
(4) Incorporated by reference from the Company's Form 10-QSB for the quarter ended September 30, 1996.
(5) Incorporated by reference from our Registration Statement on Form S-8, Commission File No. 333-83132, declared effective February 20, 2002 (which incorporates our Registration Statement on Form S-8, Commission File No. 333-92795, declared effective December 15, 1999).
(6) Incorporated by reference from our Form 10-K for the year ended December 31, 2001.
    (b)  Reports on Form 8-K.

    We filed a current report on Form 8-K, dated May 22, 2002, announcing that we had entered into the merger agreement under which we expect to acquire First Community Industrial Bank.

    We filed a current report on Form 8-K, dated June 26, 2002, announcing that we had issued approximately $25 million in trust preferred securities.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIRST STATE BANCORPORATION

Date: August 13, 2002                By: /s/ Michael R. Stanford
                                     ----------------------------------------
                                     Michael R. Stanford, President & Chief
                                     Executive Officer

Date: August 13, 2002                By: /s/ H. Patrick Dee
                                     ----------------------------------------
                                     H. Patrick Dee, Executive Vice President
                                     & Chief Operating Officer
Date: August 13, 2002                By: /s/ Brian C. Reinhardt
                                     ----------------------------------------
                                     Brian C. Reinhardt, Executive Vice
                                     President and Chief Financial Officer