Form 10-Q
period 2002-09-30
FIRST STATE BANCORPORATION
filed 2002-11-13
CIK 897861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to _______________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No
                                              ---   ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,323,237 shares of common stock, no par value, outstanding as of November 12, 2002.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

                                                                                                 PAGE
                                                                                                 ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.                                                                      2

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation.                                                                  8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                               14

Item 4.  Controls and Procedures.                                                                  17



                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.                                                         17

         SIGNATURES                                                                                18

         CERTIFICATIONS                                                                            19

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
                    FIRST STATE BANCORPORATION AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                                   (unaudited)

                                                                              September 30, 2002        December 31, 2001
                                                                             --------------------      --------------------

                                  Assets
Cash and due from banks                                                      $         36,448,493      $         37,362,627
Interest-bearing deposits with banks                                                   42,848,472                 4,782,910
Federal funds sold                                                                     52,652,942                22,745,023
                                                                             --------------------      --------------------
      Total cash and cash equivalents                                                 131,949,907                64,890,560
Investment securities:
     Held to maturity (at amortized cost, market value of $77,232,220 at
         September 30, 2002, and $55,139,934 at December 31, 2001)                     75,215,795                54,853,227
     Available for sale (at market, amortized cost of $110,281,953 at
         September 30, 2002, and $129,242,715 at December 31, 2001)                   111,470,072               130,290,113
     Federal Home Loan Bank stock and Federal Reserve Bank stock at cost                2,331,550                 2,278,750
                                                                             --------------------      --------------------
      Total investment securities                                                     189,017,417               187,422,090
                                                                             --------------------      --------------------
Loans net of unearned interest                                                        637,300,407               548,722,467
Less allowance for loan losses                                                          8,048,379                 7,207,118
                                                                             --------------------      --------------------
      Net loans                                                                       629,252,028               541,515,349
Premises and equipment                                                                 15,035,629                14,324,259
Accrued interest receivable                                                             3,495,483                 4,154,790
Other real estate owned                                                                   800,250                   272,042
Goodwill, net                                                                             360,852                   360,852
Cash surrender value of bank owned life insurance                                      17,926,005                 7,597,775
Deferred tax asset, net                                                                 2,939,891                 2,677,395
Other assets                                                                            7,769,495                 4,706,158
                                                                             --------------------      --------------------
      Total assets                                                           $        998,546,957      $        827,921,270
                                                                             ====================      ====================

                   Liabilities and Stockholders' Equity
Liabilities:
  Deposits:
   Non-interest-bearing                                                      $        176,522,108      $        135,798,116
   Interest-bearing                                                                   607,878,738               549,223,949
                                                                             --------------------      --------------------
      Total deposits                                                                  784,400,846               685,022,065
Securities sold under agreements to repurchase                                         61,974,825                72,258,011
Other liabilities                                                                       3,416,573                 3,515,661
Long-term debt                                                                         33,501,392                 8,780,820
                                                                             --------------------      --------------------
      Total liabilities                                                               883,293,636               769,576,557
Stockholders' equity:
   Common stock, no par value, 20,000,000 shares authorized; issued
      7,675,015 at September 30, 2002 and 5,235,134 at December 31,
      2001; outstanding 7,320,965 at September 30, 2002 and
      4,885,584 at December 31, 2001                                                   82,071,195                30,348,120
   Treasury stock, at cost (354,050 shares at September 30, 2002 and
      349,550 shares at December 31, 2001)                                             (4,880,755)               (4,786,788)
   Retained earnings                                                                   37,278,722                32,092,144
   Accumulated other comprehensive income:
      Unrealized gain on investment securities available for sale, net                    784,159                   691,237
                                                                             --------------------      --------------------
      Total stockholders' equity                                                      115,253,321                58,344,713
                                                                             --------------------      --------------------
      Total liabilities and stockholders' equity                             $        998,546,957      $        827,921,270
                                                                             ====================      ====================
Book value per share                                                         $              15.74      $              11.94
                                                                             ====================      ====================
Tangible book value per share                                                $              15.69      $              11.87
                                                                             ====================      ====================

See accompanying notes to unaudited consolidated condensed financial statements.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
                      Consolidated Condensed Statements of
                 Operations For the three and nine months ended
                           September 30, 2002 and 2001
                                   (unaudited)

                                                      Three months     Three months      Nine months      Nine months
                                                          ended            ended           ended            ended
                                                      September 30,    September 30,    September 30,    September 30,
                                                          2002             2001             2002            2001
                                                      ------------     ------------     ------------     ------------
Interest Income:
 Interest and fees on loans                           $ 11,606,953     $ 11,850,663     $ 33,793,018     $ 35,210,713
 Interest on investment securities:
    Taxable                                              2,038,358        2,054,584        6,598,942        6,030,198
    Nontaxable                                              34,914           42,016          113,397          133,875
    Federal funds sold                                     171,831           24,265          282,282          113,605
    Interest-bearing deposits with banks                   107,341          203,627          182,348          480,855
                                                      ------------     ------------     ------------     ------------
      Total interest income                             13,959,397       14,175,155       40,969,987       41,969,246
                                                      ------------     ------------     ------------     ------------
Interest expense:
  Deposits                                               3,593,912        4,504,047       10,731,927       13,979,896
  Short-term borrowings                                    151,990          566,102          460,424        1,877,377
  Long-term debt                                           456,254           25,069          713,983           76,002
                                                      ------------     ------------     ------------     ------------
    Total interest expense                               4,202,156        5,095,218       11,906,334       15,933,275
                                                      ------------     ------------     ------------     ------------
         Net interest income before provision for
             loan losses                                 9,757,241        9,079,937       29,063,653       26,035,971
  Provision for loan losses                                469,000          627,000        1,657,000        1,758,500
                                                      ------------     ------------     ------------     ------------
         Net interest income after provision for
             loan losses                                 9,288,241        8,452,937       27,406,653       24,277,471
                                                      ------------     ------------     ------------     ------------
Non-interest income:
  Service charges on deposit accounts                      873,102          712,533        2,526,210        2,147,416
  Other banking service fees                               281,999          121,541          805,384          363,499
  Credit and debit card transaction fees                 1,128,822          907,371        3,103,797        2,325,314
  Gain on sale or call of investment securities             44,394           10,523           65,623           47,260
  Gains on sales of mortgage loans                         676,440          504,725        1,800,380        1,178,768
  Check imprint income                                     132,207          132,925          388,578          376,680
  Other                                                    127,093           96,360          443,561          260,918
                                                      ------------     ------------     ------------     ------------
    Total non-interest income                            3,264,057        2,485,978        9,133,533        6,699,855
                                                      ------------     ------------     ------------     ------------
Non-interest expenses:
  Salaries and employee benefits                         4,156,911        3,440,991       11,866,961        9,886,653
  Occupancy                                              1,063,918          897,452        3,080,807        2,558,333
  Data processing                                          495,096          367,133        1,385,647        1,022,051
  Credit card and debit interchange                        524,210          474,096        1,522,329        1,202,708
  Equipment                                                676,180          571,975        1,975,217        1,544,049
  Professional fees                                        184,872          147,464          542,809          406,093
  Marketing                                                542,549          394,983        1,471,695        1,123,693
  Supplies                                                 137,327          147,563          420,711          448,218
  Other real estate owned expenses                           3,158           35,629           86,715          218,240
  Check imprint expense                                    134,719          113,859          364,747          334,254
  Amortization of goodwill                                      --           26,051               --           78,154
  Other                                                  1,187,817        1,046,480        3,378,979        2,819,779
                                                      ------------     ------------     ------------     ------------
    Total non-interest expenses                          9,106,757        7,663,676       26,096,617       21,642,225
                                                      ------------     ------------     ------------     ------------
         Income before income taxes                      3,445,541        3,275,239       10,443,569        9,335,101
Income tax expense                                       1,159,729        1,185,497        3,826,872        3,349,817
                                                      ------------     ------------     ------------     ------------
         Net income                                   $  2,285,812     $  2,089,742     $  6,616,697     $  5,985,284
                                                      ============     ============     ============     ============
Basic earnings per share                              $       0.38     $       0.43     $       1.25     $       1.22
                                                      ============     ============     ============     ============
Diluted earnings per share                            $       0.36     $       0.41     $       1.21     $       1.19
                                                      ============     ============     ============     ============
Dividends per common share                            $       0.10     $       0.09     $       0.29     $       0.25
                                                      ============     ============     ============     ============


See accompanying notes to unaudited consolidated condensed financial statements.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
               Consolidated Condensed Statements of Comprehensive
              Income For the three and nine months ended September
                                30, 2002 and 2001
                                   (unaudited)

                                                         Three months        Three months        Nine months         Nine months
                                                            ended               ended               ended               ended
                                                         September 30,       September 30,       September 30,       September 30,
                                                             2002                2001                2002                2001
                                                        --------------      --------------      --------------      --------------

Net income                                              $    2,285,812      $    2,089,742      $    6,616,697      $    5,985,284
Other comprehensive income net of tax-
  Unrealized holding gains on securities
       available for sale arising during period                135,237             571,397             158,545           1,266,288
  Reclassification adjustment for gains included in
       net income                                              (44,394)            (10,523)            (65,623)            (47,260)
                                                        --------------      --------------      --------------      --------------
Total comprehensive income                              $    2,376,655      $    2,650,616      $    6,709,619      $    7,204,312
                                                        ==============      ==============      ==============      ==============

See accompanying notes to unaudited consolidated condensed financial statements.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
                Consolidated Condensed Statements of Cash Flows
        For the three and nine months ended September 30, 2002 and 2001
                                   (unaudited)

                                                                   Three months     Three months     Nine months      Nine months
                                                                      ended            ended            ended            ended
                                                                   September 30,    September 30,    September 30,    September 30,
                                                                       2002             2001             2002             2001
                                                                   -------------    -------------    -------------    -------------

Cash flows from operating activities:
Net income                                                         $   2,285,812    $   2,089,742    $   6,616,697    $   5,985,284
                                                                   -------------    -------------    -------------    -------------
Adjustments to reconcile net income to net cash provided
(used) by operations:
    Provision for loan losses                                            469,000          627,000        1,657,000        1,758,500
    Provision for decline in value of other real estate owned                 --               --           50,671           95,114
    Depreciation and amortization                                        591,372          562,156        1,716,128        1,524,326
    Amortization of securities, net                                     (127,301)        (152,890)        (237,542)        (129,400)
    Mortgage loans originated for sale                               (47,395,703)     (34,481,109)    (123,354,723)     (88,206,866)
    Proceeds from sale of mortgage loans originated for sale          44,691,331       36,262,029      130,553,063       89,345,270
    Decrease in accrued interest receivable                              353,720          177,474          659,307          679,315
    (Increase) decrease in other assets, net                         (13,651,778)          34,511      (13,701,932)        (548,787)
    Increase (decrease) in other liabilities, net                        283,530           20,632           44,196         (440,822)
                                                                   -------------    -------------    -------------    -------------
      Total adjustments                                              (14,785,829)       3,049,803       (2,613,832)       4,076,650
                                                                   -------------    -------------    -------------    -------------
          Net cash provided (used) by operating activities           (12,500,017)       5,139,545        4,002,865       10,061,934
                                                                   -------------    -------------    -------------    -------------

Cash flows from investing activities:
   Net increase in loans                                             (29,646,252)     (33,763,628)     (97,216,948)     (67,599,449)
   Purchases of investment securities carried at amortized cost      (20,971,006)     (61,213,600)     (81,433,225)    (108,404,100)
   Maturities of investment securities carried at amortized cost       4,193,478       14,040,613       61,300,301       83,948,542
   Purchases of investment securities carried at market             (123,705,400)     (76,475,000)    (170,777,195)    (238,602,455)
   Maturities of investment securities carried at market             120,238,223      117,594,756      189,693,126      234,925,824
   Purchases of premises and equipment                                  (997,088)        (846,870)      (2,427,498)      (3,095,726)
   Sales of and payments on other real estate owned                       14,950        1,234,753           46,050        2,320,014
                                                                   -------------    -------------    -------------    -------------
         Net cash used by investing activities                       (50,873,095)     (39,428,976)    (100,815,389)     (96,507,350)
                                                                   -------------    -------------    -------------    -------------

Cash flows from financing activities:
  Net increase in interest-bearing deposits                           40,565,318       32,207,553       58,654,789       70,769,979
  Net increase in non-interest-bearing deposits                       13,015,567        2,165,219       40,723,992       20,886,980
  Net increase (decrease) in securities sold under
       repurchase agreements                                           8,521,687       10,668,674      (10,283,186)      14,010,040
  Payments on long-term debt                                             (22,147)         (13,467)        (279,428)         (39,526)
  Proceeds from issuance of long-term debt                                    --               --       25,000,000               --
  Common stock issued, net                                            51,409,901           65,875       51,579,790          200,959
  Dividends paid                                                        (493,371)        (441,486)      (1,430,119)      (1,225,484)
  Purchase of treasury stock                                                  --               --          (93,967)        (199,126)
                                                                   -------------    -------------    -------------    -------------
         Net cash provided by financing activities                   112,996,955       44,652,368      163,871,871      104,403,822
                                                                   -------------    -------------    -------------    -------------
   Increase in cash and cash equivalents                              49,623,843       10,362,937       67,059,347       17,958,406
Cash and cash equivalents at beginning of period                      82,326,064       46,462,490       64,890,560       38,867,021
                                                                   -------------    -------------    -------------    -------------
Cash and cash equivalents at end of period                         $ 131,949,907    $  56,825,427    $ 131,949,907    $  56,825,427
                                                                   =============    =============    =============    =============
Supplemental disclosure of noncash investing
  and financing activities:
    Additions to other real estate owned in
      settlement of loans                                          $          --    $     129,075    $     624,929    $   1,472,902
                                                                   =============    =============    =============    =============
 Supplemental disclosure of cash flow information:
   Cash paid for interest                                          $   4,157,589    $   5,040,849    $  12,141,466    $  15,869,126
                                                                   =============    =============    =============    =============
   Cash paid for income taxes                                      $   1,525,000    $   1,400,000    $   3,870,000    $   4,400,000
                                                                   =============    =============    =============    =============

See accompanying notes to unaudited consolidated condensed financial statements.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                   (unaudited)

1.       CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements are unaudited and include our accounts and those of our subsidiary, First State Bank N.M. (the "Bank") (100% owned). All significant intercompany accounts and transactions have been eliminated. Information contained in our consolidated condensed financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share for the quarters and nine months ended September 30:

                                                               Quarters Ended September 30,
                                                    2002                                         2001
                                 ------------------------------------------   ------------------------------------------
                                    Income          Shares       Per Share       Income         Shares       Per Share
                                  (Numerator)   (Denominator)     Amount       (Numerator)   (Denominator)     Amount
                                 ------------   ------------   ------------   ------------   ------------   ------------
Basic EPS:
  Net income                     $  2,285,812      6,080,409   $       0.38   $  2,089,742      4,891,859   $       0.43
                                                               ============                                 ============
Effect of dilutive securities:
  Options                                            196,755                                      168,504
                                 ------------   ------------   ------------   ------------   ------------   ------------
Diluted EPS:
Net income                       $  2,285,812      6,277,164   $       0.36   $  2,089,742      5,060,363   $       0.41
                                 ============   ============   ============   ============   ============   ============


                                                            Nine Months Ended September 30,
                                                   2002                                         2001
                                 ------------------------------------------   ------------------------------------------
                                    Income         Shares       Per Share        Income          Shares      Per Share
                                  (Numerator)   (Denominator)     Amount       (Numerator)   (Denominator)     Amount
                                 ------------   ------------   ------------   ------------   ------------   ------------
Basic EPS:
  Net income                     $  6,616,697      5,288,664   $       1.25   $  5,985,284      4,893,038   $       1.22
                                                               ============                                 ============
Effect of dilutive securities:
  Options                                            197,304                                      149,411
                                 ------------   ------------   ------------   ------------   ------------   ------------
Diluted EPS:
Net income                       $  6,616,697      5,485,968   $       1.21   $  5,985,284      5,042,449   $       1.19
                                 ============   ============   ============   ============   ============   ============

3.  STOCKHOLDERS' EQUITY

In connection with our acquisition and merger of First Community Industrial Bank into First State Bank N.M., we issued 2.4 million shares of our common stock. We offered these shares to the public at a price of $22.50 per share. In connection with this offering, we paid a 5% commission to the underwriters, and certain legal, accounting, and printing expenses resulting in net proceeds to us of approximately $51.4 million. The net proceeds were used to pay a portion of the purchase price for First Community Industrial Bank.

Our Board of Directors has authorized us to purchase up to 525,000 shares of our common stock. As of September 30, 2002, we have purchased 354,050 shares, including 4,500 shares totaling $93,967 during the first nine months of 2002. We may purchase additional shares, the amount of which will be determined by market conditions.

4.  NEW ACCOUNTING PRONOUNCEMENTS

We adopted Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," as of January 1, 2002, and no longer amortize goodwill. As of the date of adoption, we had unamortized goodwill in the amount of $360,852, which was subject to the transition provisions of SFAS No. 142. We have determined there is no transitional impairment loss at January 1, 2002. There was no amortization expense for the three and nine months ended September 30, 2002, whereas this expense amounted to $26,051 for the three months ended September 30, 2001, and $78,154 for the nine months ended September 30, 2001. Our reported net income for the three and nine months ended September 30, 2001, adjusted for the effects of goodwill amortization, would have been $2,115,793 compared to $2,285,812 for the three months ended September 30, 2002 and $6,063,438 compared to $6,616,697 for the nine months ended September 30, 2002. Likewise, our basic and diluted earnings per share for the three months ended September 30, 2001 adjusted for excluding the effects of goodwill amortization would have been $0.43 and $0.42, respectively, compared to $0.38 and $0.36, respectively, for the three months ended September 30, 2002. Our basic and diluted earnings per share for the nine months ended September 30, 2001 adjusted for excluding the effects of goodwill amortization would have been $1.24 and $1.20, respectively, compared to $1.25 and $1.21, respectively, for the nine months ended September 30, 2002.

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

5. JUNE 2002 OFFERING OF TRUST PREFERRED SECURITIES

In June 2002, we formed First State NM Statutory Trust II for the purpose of issuing trust-preferred securities in a pooled transaction to unrelated investors. The trust preferred transaction closed on June 26, 2002. First State NM Statutory Trust II used the gross proceeds from the sale of trust-preferred securities to purchase $25,774,000 of Junior Subordinated Deferrable Interest Debentures issued by us, which are included in long-term debt in the accompanying consolidated condensed balance sheet at September 30, 2002. The debentures have a final maturity of 30 years and bear interest at an annual rate equal to the three-month London Interbank Offered Rate plus 3.45%, payable at three-month intervals. The annual rate of interest on the debentures is equal to 5.24% at September 30, 2002. The annual rate is adjusted at each payment date and was most recently adjusted on September 26, 2002. Prior to June 26, 2007, the annual rate will not exceed 11.95%. The debentures are callable at par beginning June 26, 2007. So long as there are no events of default, we may defer payments of interest for up to twenty consecutive interest payment periods. However, if we defer payments of interest, we will be prohibited from paying any dividends on any class of capital stock for as long as the trust preferred interest payments remain deferred.

6. ACQUISITION OF FIRST COMMUNITY INDUSTRIAL BANK

On October 1, 2002, we completed our acquisition and merger of First Community Industrial Bank, a former indirect subsidiary of Washington Mutual, Inc., into First State Bank N.M. The acquisition price was approximately $67.1 million and was financed through the public offering of approximately 2.4 million shares of our common stock, which netted us approximately $51.4 million and was completed in August 2002, and through the issuance of approximately $25.0 million in trust preferred securities in June 2002.

The acquisition will be accounted for on October 1, 2002 as a purchase in accordance with the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations and will result in the creation of tax-deductible goodwill and certain identifiable intangible assets with both definite and indefinite lives.

The Statements of Operations for the three and nine months ended September 30, 2002 do not include the results of operations of the assets acquired and liabilities assumed as a result of this acquisition.

The following is a condensed summary of management's current estimates of the assets acquired and liabilities assumed in the acquisition. Management is in the process of finalizing the determination of the fair values of the assets acquired and liabilities assumed; accordingly, the following estimates will be adjusted and certain identifiable intangibles will be quantified upon the completion of management's valuation process.

             Assets                              October 1, 2002
                                              --------------------
                                             (Dollars in thousands)
                                              --------------------
Cash                                          $              8,816
Investment securities                                       18,647
Loans                                                      346,515
Allowance for loan losses                                   (4,172)
Goodwill and other intangible assets                        38,046
Other assets                                                 3,382
                                              --------------------
    Total assets acquired                     $            411,234
                                              ====================

         Liabilities
Interest bearing deposits                     $            240,459
Federal Home Loan Bank advances                            101,850
Other liabilities                                            1,825
                                              --------------------
    Total liabilities assumed                 $            344,134
                                              ====================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CONSOLIDATED CONDENSED BALANCE SHEETS

Our total assets increased by $170.6 million from $827.9 million as of December 31, 2001, to $998.5 million as of September 30, 2002. The increase was primarily made up of a $67.0 million increase in cash and cash equivalents, a $1.6 million increase in investment securities, and an $87.7 million increase in net loans. The increases in assets were funded by increased deposits of $99.4 million, issuance of trust-preferred securities of approximately $25.0 million, and issuance of 2.4 million shares of common stock with net proceeds to us of approximately $51.4 million. The proceeds from the issuance of common stock and a portion of the proceeds from the issuance of trust preferred securities were used to fund the $67.1 million purchase price of First Community Industrial Bank.

We believe that the increase in loans, particularly real estate mortgage loans, is partially a result of our continuing effort to increase our market share by providing local decision-making and service to business customers in our markets and partially a result of increased loan demand spurred by the current low interest rate environment. We do not believe that the increase in loans has significantly altered our credit risk profile.

The following table presents the amounts of our loans, by category, at the dates indicated.

                                         September 30, 2002             December 31, 2001              September 30, 2001
                                    ---------------------------    ---------------------------    ---------------------------
                                                                       (Dollars in thousands)
                                       Amount           %              Amount          %             Amount           %
                                    ------------   ------------    ------------   ------------    ------------   ------------
Commercial                          $     95,401           15.0%   $     90,187           16.4%   $     88,475           16.9%
Real estate-mortgage                     409,582           64.3%        321,912           58.7%        315,121           60.1%
Real estate-construction                  96,868           15.2%         98,086           17.9%         91,024           17.4%
Consumer and other                        27,756            4.4%         25,557            4.6%         25,543            4.9%
Mortgage loans available for sale          7,693            1.1%         12,980            2.4%          4,397            0.7%
                                    ------------   ------------    ------------   ------------    ------------   ------------
     Total                          $    637,300          100.0%   $    548,722          100.0%   $    524,560          100.0%
                                    ============   ============    ============   ============    ============   ============

Deposits, which are our main source of funds for loans, investments, and federal funds sold, increased by $99.4 million from $685.0 million as of December 31, 2001, to $784.4 million as of September 30, 2002. We believe that this increase is a result of our continuing efforts to increase market share. Customer repurchase agreements decreased by $10.3 million from $72.3 million at December 31, 2001, to $62.0 million at September 30, 2002. The following table represents customer deposits, by category, at the dates indicated.

                                         September 30, 2002             December 31, 2001              September 30, 2001
                                    ---------------------------    ---------------------------    ---------------------------
                                                                       (Dollars in thousands)
                                       Amount           %              Amount          %             Amount           %
                                    ------------   ------------    ------------   ------------    ------------   ------------
Non-interest-bearing                $    176,522           22.5%   $    135,798           19.8%   $    119,515           19.2%
Interest-bearing demand                  170,515           21.7%        144,728           21.1%        121,621           19.6%
Money market savings accounts             77,883            9.9%         69,452           10.1%         54,277            8.8%
Regular savings                           50,746            6.5%         46,219            6.8%         41,552            6.7%
Certificates of deposit less than
     $100,000                            127,098           16.2%        112,720           16.5%        119,005           19.2%
Certificates of deposit greater
     than $100,000                       181,637           23.2%        176,105           25.7%        164,095           26.5%
                                    ------------   ------------    ------------   ------------    ------------   ------------
     Total                          $    784,401          100.0%   $    685,022          100.0%   $    620,065          100.0%
                                    ============   ============    ============   ============    ============   ============


CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Our net income for the three months ended September 30, 2002, was $2.3 million, an increase of $196,000 or 9.4% from $2.1 million for the same period of 2001. The increase in net income resulted from an increase in net interest income before provision for loan losses of $677,000 and an increase in non-interest income of $778,000, partially offset by an increase in non-interest expenses of $1.4 million. Our annualized return on average assets was 0.96% for the three months ended September 30, 2002, compared to 1.12% for the same period of 2001.

Our net interest income before the provision for loan losses increased $677,000 to $9.8 million for the third quarter of 2002 compared to $9.1 million for the third quarter of 2001. This increase was composed of a $216,000 decrease in total interest income offset by an $893,000 decrease in total interest expense. The decrease in interest income was composed of an increase of $3.2 million due to an increase in average interest earning assets of $180.5 million, offset by a $3.4 million decrease due to a 1.75% decrease in the yield on average interest earning assets. The decrease in total interest expense was due to a $798,000 increase in interest expense resulting from a $120.6 million increase in average interest bearing liabilities and a $1.7 million decrease in interest expense due to a 1.15% decrease in the cost of interest bearing liabilities.

The decrease in yield on interest earning assets reflects the impact of the current low rate environment, which resulted from the Federal Reserve Bank's reductions of the discount rate in 2001. These cuts in the discount rate contributed to a series of corresponding reductions in the prime rate. A substantial portion of our loan portfolio consists of adjustable rate loans whose rates are adjusted based upon the then prevailing prime rate. The decrease in the prime rate has led to a corresponding reduction in the yield on our loan portfolio. We aim to keep the maturity of our investment securities relatively short. As a result of the current low rate environment, our policy of investing in securities with short maturities has caused us to experience reduced yields on our securities as they mature and are reinvested.

The decrease in our cost of interest bearing liabilities is a result of lower interest payments made to our deposit and repurchase agreement customers. The interest rate that we pay to our deposit and repurchase agreement customers is influenced by the level of the discount rate. As a result of the series of reductions in the discount rate that were made by the Federal Reserve Bank in 2001, we reduced the interest rates that we pay on our customers' deposits and repurchase agreements and reduced the corresponding interest payments to these customers. This decrease was partially offset by the issuance of trust-preferred securities that bear a higher interest rate than customer deposits or repurchase agreements.

We believe that the competitive environment for deposits will significantly determine the impact on the net interest margin of changes in interest rates. We also believe that additional decreases in rates would cause compression of our net interest margin, while increases would cause an increase in our net interest margin.

Our provision for loan losses was $469,000 for the third quarter of 2002, compared to $627,000 for the third quarter of 2001. Net charge-offs for the third quarter of 2002 were $170,000 compared to $388,000 for the third quarter of 2001. The allowance for loan losses to total loans was 1.26% and the allowance for loan losses to non-performing loans was 226% at September 30, 2002, compared to the allowance for loan losses to total loans of 1.33% and the allowance for loan losses to non-performing loans of 262% at September 30, 2001. Total non-performing assets to total assets were 0.44% at September 30, 2002, compared to 0.41% at September 30, 2001. We provide for loan losses based upon our judgments concerning the adequacy of the allowance for loan losses considering such factors as loan growth, delinquency trends, previous charge-off experience, and local and national economic conditions.

Our total non-interest income increased by $778,000 to $3.3 million for the three months ended September 30, 2002, compared to $2.5 million for the same period of 2001. The increase was primarily composed of a $172,000 increase in gains on sales of mortgage loans, caused by greater new home construction and refinancing resulting from the lower interest rate environment, a $221,000 increase in credit and debit card transaction fees resulting from increased transaction volume due to increased market share, a $160,000 increase in service charges on deposits resulting from increased deposits, and a $160,000 increase in other banking service fees primarily due to increased volume in ATM fees.

We believe that if interest rates stabilize or begin to increase, the demand for mortgage loans to refinance existing mortgage loans or for new home construction will decrease and we will see a decrease in gains on sales of mortgage loans and other loan fees associated with our mortgage lending operations.

Our total non-interest expenses increased by $1.4 million to $9.1 million for the third quarter of 2002, compared to $7.7 million for the same period of 2001. This increase was due partially to increases in salaries and employee benefits, occupancy expense, and credit and debit card interchange expense. Salary and employee benefits expense increased $716,000 resulting from a $147,000 increase in mortgage loan commissions, and from our overall growth and annual salary increases. Expense related to debit and credit card transactions increased by approximately $165,000 in the third quarter of 2002. Each of these items had corresponding increases in non-interest income.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Our net income for the nine months ended September 30, 2002, was $6.6 million, an increase of $631,000 or 11% from $6.0 million for the same period of 2001. The increase in net income resulted from an increase in net interest income before provision for loan losses of $3.0 million and an increase in non-interest income of $2.4 million, partially offset by an increase in non-interest expenses of $4.5 million and income taxes of $477,000. Our annualized return on average assets was 1.01% for the nine months ended September 30, 2002, compared to 1.16% for the same period of 2001.

Our net interest income before the provision for loan losses increased $3.0 million to $29.1 million for the nine months ended September 30, 2002, compared to $26.0 million for the same period of 2001. This increase was composed of a $1.0 million decrease in total interest income and a $4.0 million decrease in total interest expense. The decrease in interest income was composed of an increase of $9.7 million due to increased average interest earning assets of $161.9 million offset by $10.7 million due to a 1.89% decrease in the yield on average interest earning assets. The decrease in total interest expense was due to a $2.7 million increase in interest expense resulting from a $122.7 million increase in average interest bearing liabilities and a $6.7 million decrease in interest expense due to a 1.6% decrease in the cost of interest bearing liabilities.

The decrease in yield on interest earning assets reflects the impact of the current low rate environment, which resulted from the Federal Reserve Bank's reductions of the discount rate in 2001. These cuts in the discount rate contributed to a series of corresponding reductions in the prime rate. A substantial portion of our loan portfolio consists of adjustable rate loans whose rates are adjusted based upon the then prevailing prime rate. The decrease in the prime rate has led to a corresponding reduction in the yield on our loan portfolio. We aim to keep the maturity of our investment securities relatively short. As a result of the current low rate environment, our policy of investing in securities with short maturities has caused us to experience reduced yields on our securities as they mature and are reinvested.

The decrease in our cost of interest bearing liabilities is a result of lower interest payments made to our deposit and repurchase agreement customers. The interest rate that we pay to our deposit and repurchase agreement customers is influenced by the level of the discount rate. As a result of the series of reductions in the discount rate that were made by the Federal Reserve Bank in 2001, we reduced the interest rates that we pay on our customers' deposits and repurchase agreements and reduced the corresponding interest payments to these customers. This decrease was partially offset by the issuance of trust-preferred securities that bear a higher interest rate than customer deposits or repurchase agreements.

We believe that the competitive environment for deposits will significantly determine the impact on the net interest margin of changes in interest rates. We also believe that additional decreases in rates would cause compression of our net interest margin, while increases would cause an increase in our net interest margin.

Our provision for loan losses was $1.7 million for the first nine months of 2002, compared to $1.8 million for the first nine months of 2001. Net charge-offs for the nine months ended September 30, 2002 were $816,000 compared to $1.1 million for the nine months ended September 30, 2001. The allowance for loan losses to total loans was 1.26% and the allowance for loan losses to non-performing loans was 226% at September 30, 2002, compared to the allowance for loan losses to total loans of 1.33% and the allowance for loan losses to non-performing loans of 262% at September 30, 2001. Total non-performing assets to total assets were 0.44% at September 30, 2002, compared to 0.41% at September 30, 2001. We provide for loan losses based upon our judgments concerning the adequacy of the allowance for loan losses considering such factors as loan growth, delinquency trends, previous charge-off experience, and local and national economic conditions.

Our total non-interest income increased by $2.4 million to $9.1 million for the nine months ended September 30, 2002, compared to $6.7 million for the same period of 2001. For the first nine months of 2002 compared to the first nine months of 2001, the gains on sales of mortgage loans increased $622,000 as a result of greater new home construction and refinancing resulting from the lower interest rate environment, credit and debit card transaction fees increased $778,000 resulting from increased transaction volume due to increased market share, service charges on deposit accounts increased $379,000 as a result of increased deposits, and other banking service fees increased $442,000 primarily as a result of increased volume of ATM fees.

We believe that if interest rates stabilize or begin to increase, the demand for mortgage loans to refinance existing mortgage loans or for new home construction will decrease and we will see a decrease in gains on sales of mortgage loans and other loan fees associated with our mortgage lending operations.

Our total non-interest expenses increased by $4.5 million to $26.1 million for the nine months ended September 30, 2002, compared to $21.6 million for the same period of 2001. This increase was partially due to a $2.0 million increase in salary and employee benefits expense resulting from a $531,000 increase in mortgage loan commissions, and our overall growth and annual salary increases. Expenses related to debit and credit card transactions increased approximately $658,000 for the nine months ended September 30, 2002.

ALLOWANCE FOR LOAN LOSSES

We use a systematic methodology, which is applied monthly, to determine the amount of allowance for loan losses and the resultant provisions for loan losses we consider adequate to provide for anticipated loan losses. The allowance is increased by provisions charged to operations, and reduced by loan charge-offs, net of recoveries. The following table sets forth information regarding changes in our allowance for loan losses for the periods indicated. The principal factor affecting the amount of the provision in each of the periods presented was growth in the loan portfolio.

                                                                            (Dollars in thousands)
                                                    ----------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES:                           September 30, 2002        December 31, 2001       September 30, 2001
                                                    --------------------     --------------------     --------------------
Balance beginning of period                         $              7,207     $              6,308     $              6,308
Provision for loan losses                           $              1,657     $              2,386     $              1,759
Net charge-offs                                     $               (816)    $             (1,487)    $             (1,087)
                                                    --------------------     --------------------     --------------------
Balance end of period                               $              8,048     $              7,207     $              6,980
                                                    ====================     ====================     ====================
Allowance for loan losses to total loans                            1.26%                    1.31%                    1.33%
Allowance for loan losses to non-performing loans                    226%                     290%                     262%

NON-PERFORMING ASSETS:
Accruing loans - 90 days past due                   $                416     $                  3     $                 11
Non-accrual loans                                   $              3,144     $              2,480     $              2,655
                                                    --------------------     --------------------     --------------------
Total non-performing loans                          $              3,560     $              2,483     $              2,666
Other real estate owned                             $                800     $                272     $                499
                                                    --------------------     --------------------     --------------------
Total non-performing assets                         $              4,360     $              2,755     $              3,165
                                                    ====================     ====================     ====================
Potential problem loans                             $             13,039     $             13,331     $             12,229
                                                    ====================     ====================     ====================
Total non-performing assets to total assets                         0.44%                    0.33%                    0.41%

Potential problem loans are loans not included in non-performing loans that we have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

LIQUIDITY AND CAPITAL EXPENDITURES

Our primary sources of funds are customer deposits, loan repayments, and maturities of investment securities. We have additional sources of liquidity in the form of borrowings. Borrowings include federal funds purchased, securities sold under repurchase agreements, and borrowings from the Federal Home Loan Bank.

ACQUISITION OF FIRST COMMUNITY INDUSTRIAL BANK

On October 1, 2002, we completed the acquisition and merger of First Community Industrial Bank into our wholly owned subsidiary, First State Bank N.M. We purchased First Community, which was an indirect subsidiary of Washington Mutual, Inc., for approximately $67.1 million. We financed this acquisition through a public offering of our common stock in August of 2002, which netted us approximately $51.4 million and through the issuance of approximately $25.0 million in trust preferred securities in June of 2002.

First Community was a Colorado-chartered industrial bank headquartered in Denver, Colorado. The acquisition adds First Community's six branches in the Colorado front-range markets and three branches in the Salt Lake City and Ogden, Utah metropolitan areas to the twenty-one branches we operate in New Mexico and gives us access to these major metropolitan markets. We will operate in these markets as First Community Bank, a branch of First State Bank N.M.

The acquisition will be accounted for as a purchase in accordance with the provisions of Statement of Financial Accounting Standards No. 141, Business Combination and is a taxable merger that results in tax-deductible goodwill and certain other intangible assets with both definite and indefinite lives.

The Statements of Operations for the three and nine months ended September 30, 2002 do not include the results of operations of the assets and liabilities acquired as a result of this acquisition.

The following is a condensed summary of management's current estimates of the assets acquired and liabilities assumed in the acquisition. Management is in the process of finalizing the determination of the fair values of the assets acquired and liabilities assumed; accordingly, the following estimates will be adjusted and certain identifiable intangibles will be quantified upon the completion of management's valuation process.

           Assets                               October 1, 2002
                                              --------------------
                                             (Dollars in thousands)
Cash                                          $              8,816
Investment securities                                       18,647
Loans                                                      346,515
Allowance for loan losses                                   (4,172)
Goodwill and other intangible assets                        38,046
Other assets                                                 3,382
                                              --------------------
    Total assets acquired                     $            411,234
                                              ====================

          Liabilities
Interest bearing deposits                     $            240,459
Federal Home Loan Bank advances                            101,850
Other liabilities                                            1,825
                                              --------------------
    Total liabilities assumed                 $            344,134
                                              ====================


Significant portions of the loans acquired in our acquisition of First Community are secured by residential real estate and carry the credit risks associated with such loans. The risks associated with these loans may be different than the risks of our September 30, 2002 loan portfolio, which consisted of loans secured primarily by business-related real estate. The acquired loans are also located in markets that are new to us and may have different characteristics than those in the markets in which we have traditionally operated.

First Community reported the following allowance for loans losses, non-performing assets, and net charge-offs at the dates indicated. All dates are prior to our acquisition of First Community on October 1, 2002.

                                       September 30, 2002        December 31, 2001       September 30, 2001
                                      --------------------     --------------------     --------------------
                                                              (Dollars in thousands)

Allowance for Loan Losses             $              4,172     $              3,172     $              3,172
                                      ====================     ====================     ====================

Accruing loans - 90 days past due     $                 --     $                 --     $                 12
Non-accrual loans                     $              2,542     $              5,441     $              4,523
                                      --------------------     --------------------     --------------------
Total non-performing loans            $              2,542     $              5,441     $              4,535
Other real estate owned               $                 --     $              1,230     $              1,091
                                      --------------------     --------------------     --------------------
Total non-performing assets           $              2,542     $              6,671     $              5,626
                                      ====================     ====================     ====================

First Community reported the following net charge-offs for the periods presented.

                      Nine months ended           Year ended           Nine months ended
                     September 30, 2002        December 31, 2001       September 30, 2001
                    --------------------     --------------------     --------------------
                                            (Dollars in thousands)
Net-charge-offs     $                770     $              1,124     $                836
                    ====================     ====================     ====================

Pursuant to the purchase agreement governing our acquisition of First Community, Washington Mutual, Inc., purchased all First Community's other real estate owned prior to the closing of the acquisition and purchased certain non-performing assets in order to bring total non-performing assets to the level specified in the purchase agreement. Based upon the composition of First Community's loan portfolio, we believe that the level of non-performing assets in First Community's portfolio will be greater than the level we experienced in our loan portfolio prior to October 1, 2002.

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

                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                                    2002                                      2001
                                                  ----------------------------------------    ------------------------------------
                                                                 INTEREST       AVERAGE                     INTEREST      AVERAGE
                                                    AVERAGE      INCOME OR      YIELD OR        AVERAGE     INCOME OR    YIELD OR
                                                    BALANCE       EXPENSE         COST          BALANCE      EXPENSE       COST
                                                  ----------     ----------     ----------    ----------   ----------   ----------
                                                                                 (DOLLARS IN THOUSANDS)
ASSETS
Loans:
    Commercial ................................   $   93,551     $    1,588           6.74%   $   86,100   $    1,828         8.42%
    Real estate--mortgage .....................      398,195          7,081           7.05%      311,337        6,932         8.83%
    Real estate--construction .................       96,895          1,817           7.44%       79,870        1,914         9.51%
    Consumer ..................................       26,782            736          10.91%       25,585          733        11.37%
    Mortgage ..................................        5,634            385          27.07%        6,574          444        26.80%
    Other .....................................          657             --             --           571           --           --
                                                  ----------     ----------     ----------    ----------   ----------   ----------
       Total loans ............................      621,714         11,607           7.41%      510,037       11,851         9.22%
Allowance for loan losses .....................       (8,037)                                     (7,027)
Securities:
    U.S. government and mortgage-backed .......      184,466          2,017           4.34%      154,781        2,032         5.21%
    State and political subdivisions -
      Nontaxable ..............................        3,143             35           4.41%        3,699           42         4.50%
    Other .....................................        2,320             21           3.68%        2,261           22         3.86%
                                                  ----------     ----------     ----------    ----------   ----------   ----------
       Total securities .......................      189,929          2,073           4.33%      160,741        2,096         5.17%
Interest-bearing deposits with banks ..........       26,173            107           1.63%       24,766          204         3.27%
Federal funds sold ............................       40,852            172           1.67%        2,641           24         3.61%
                                                  ----------     ----------     ----------    ----------   ----------   ----------
       Total interest-earning assets ..........      878,668         13,959           6.30%      698,185       14,175         8.05%
Non-interest-earning assets:
Cash and due from banks .......................       37,051                                      25,934
Other .........................................       37,177                                      25,980
                                                  ----------                                  ----------
       Total non-interest-earning assets ......       74,228                                      51,914
                                                  ----------                                  ----------
       Total assets ...........................   $  944,859                                  $  743,072
                                                  ==========                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Interest-bearing demand accounts ..........   $  168,612     $      351           0.83%   $  114,864   $      385         1.33%
    Certificates of deposit ...................      299,456          2,796           3.70%      273,651        3,562         5.16%
    Money market savings accounts .............       69,946            293           1.66%       53,016          354         2.65%
    Regular savings accounts ..................       49,678            153           1.23%       40,764          203         1.98%
                                                  ----------     ----------     ----------    ----------   ----------   ----------
       Total interest-bearing deposits ........      587,692          3,593           2.43%      482,295        4,504         3.71%
Federal funds purchased and securities
sold under agreements to repurchase............       62,929            152           0.96%       80,169          566         2.80%
Long-term debt ................................        1,011             11           4.22%        1,069           25         9.28%
Trust Preferred securities ....................       32,500            446           5.44%           --           --           --
                                                  ----------     ----------     ----------    ----------   ----------   ----------
       Total interest-bearing liabilities......      684,132          4,202           2.44%      563,533        5,095         3.59%
Non-interest-bearing demand accounts ..........      168,054                                     119,028
Other non-interest-bearing liabilities ........        3,164                                       4,008
                                                  ----------                                  ----------
       Total liabilities ......................      855,350                                     686,569
Stockholders' equity ..........................       89,509                                      56,503
                                                  ----------                                  ----------
       Total liabilities and
            stockholders' equity ..............   $  944,859                                  $  743,072
                                                  ==========     ----------                   ==========   ----------
Net interest income ...........................                  $    9,757                                $    9,080
                                                                 ==========                                ==========
Net interest spread ...........................                                       3.86%                                   4.46%
Net interest margin ...........................                                       4.41%                                   5.16%
Ratio of average interest-earning assets to
  average interest-bearing liabilities ........                                     128.44%                                 123.89%

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                 2002                                     2001
                                              ----------------------------------------    ------------------------------------
                                                             INTEREST        AVERAGE                    INTEREST     AVERAGE
                                                AVERAGE      INCOME OR        YIELD        AVERAGE     INCOME OR     YIELD OR
                                                BALANCE       EXPENSE        OR COST       BALANCE      EXPENSE       COST
                                              ----------     ----------     ----------    ----------   ----------   ----------
                                                                             (DOLLARS IN THOUSANDS)
ASSETS
Loans:
    Commercial ............................   $   90,265     $    4,689           6.95%   $   82,590   $    5,611         9.08%
    Real estate--mortgage .................      368,099         20,218           7.34%      297,779       20,829         9.35%
    Real estate--construction .............       97,332          5,465           7.51%       72,892        5,576        10.23%
    Consumer ..............................       25,884          2,118          10.94%       24,997        2,141        11.45%
    Mortgage ..............................        5,336          1,303          32.65%        5,151        1,054        27.36%
    Other .................................          591             --             --           556           --           --
                                              ----------     ----------     ----------    ----------   ----------   ----------
      Total loans .........................      587,507         33,793           7.69%      483,966       35,211         9.73%
Allowance for loan losses .................       (7,681)                                     (6,814)
Securities:
    U.S. government and mortgage-backed ...      180,163          6,536           4.85%      139,291        5,944         5.71%
    State and political subdivisions -
      Nontaxable ..........................        3,349            113           4.53%        3,932          134         4.56%
    Other .................................        2,307             63           3.67%        2,242           86         5.13%
                                              ----------     ----------     ----------    ----------   ----------   ----------
       Total securities ...................      185,819          6,712           4.83%      145,465        6,164         5.67%
Interest-bearing deposits with banks ......       15,133            182           1.61%       16,288          481         3.95%
Federal funds sold ........................       22,563            283           1.67%        3,425          113         4.41%
                                              ----------     ----------     ----------    ----------   ----------   ----------
       Total interest-earning assets ......      811,022         40,970           6.75%      649,144       41,969         8.64%
Non-interest-earning assets:
Cash and due from banks ...................       34,143                                      24,169
Other .....................................       35,461                                      25,538
                                              ----------                                  ----------
     Total non-interest-earning assets ....       69,604                                      49,707
                                              ----------                                  ----------
       Total assets .......................   $  872,945                                  $  692,037
                                              ==========                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Interest-bearing demand accounts ......   $  159,770     $      960           0.80%   $  110,698   $    1,281         1.55%
    Certificates of deposit ...............      287,392          8,400           3.91%      256,154       10,819         5.65%
    Money market savings accounts .........       72,583            929           1.71%       49,882        1,188         3.18%
    Regular savings accounts ..............       47,288            443           1.26%       38,901          692         2.38%
                                              ----------     ----------     ----------    ----------   ----------   ----------
          Total interest-bearing deposits .      567,033         10,732           2.53%      455,635       13,980         4.10%
Federal funds purchased and securities
    sold under agreements to repurchase ...       63,481            460           0.97%       68,585        1,877         3.66%
Long term debt ............................        1,026             59           7.65%        1,082           76         9.39%
Trust preferred securities ................       16,453            655           5.32%           --           --           --
                                              ----------     ----------     ----------    ----------   ----------   ----------
          Total interest-bearing
            liabilities ...................      647,993         11,906           2.46%      525,302       15,933         4.06%
Non-interest-bearing demand accounts ......      151,640                                     107,970
Other non-interest-bearing liabilities ....        3,187                                       4,152
                                              ----------                                  ----------
          Total liabilities ...............      802,820                                     637,424
Stockholders' equity ......................       70,125                                      54,613
                                              ----------                                  ----------
          Total liabilities and
            stockholders' equity ..........   $  872,945                                  $  692,037
                                              ==========     ----------                   ==========   ----------
Net interest income .......................                  $   29,064                                $   26,036
                                                             ==========                                ==========
Net interest spread .......................                                       4.29%                                   4.58%
Net interest margin .......................                                       4.79%                                   5.36%
Ratio of average interest-earning assets to
  average interest-bearing liabilities ....                                     125.16%                                 123.58%

To effectively measure and manage interest rate risk, we use gap analysis and simulation analysis to determine the impact on net interest income under various interest rate scenarios, balance sheet trends, and strategies. From these analyses, we quantify interest rate risk and we develop and implement appropriate strategies. Additionally, we utilize duration and market value sensitivity measures when these measures provide added value to the overall interest rate risk management process. The overall interest rate risk position and strategies are reviewed by management and the Board of Directors of First State Bank N.M. on an ongoing basis.

Rising and falling interest rate environments can have various impacts on a bank's net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank's various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of September 30, 2002, our cumulative interest rate gap for the period up to three months was a positive $186.3 million and for the period up to one year was a positive $215.4 million. Based solely on our interest rate gap of twelve months or less, our net income could be unfavorably impacted by decreases in interest rates or favorably impacted by increases in interest rates.

The following table sets forth our estimate of maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at September 30, 2002. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with accounting principles generally accepted in the United States of America. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

                                                                            THREE
                                                           LESS THAN      MONTHS TO                     MORE THAN
                                                             THREE        LESS THAN     ONE TO FIVE       FIVE
                                                             MONTHS        ONE YEAR        YEARS          YEARS           TOTAL
                                                          ------------   ------------   ------------   ------------    ------------
                                                                                    (DOLLARS IN THOUSANDS)
Interest-earning assets:
     Investment securities .............................. $     67,649   $     48,180   $     57,809   $     15,379    $    189,017
     Interest-bearing deposits with banks ...............       42,848             --             --             --          42,848
     Federal funds sold .................................       52,653             --             --             --          52,653
     Loans:
        Commercial ......................................       57,415         18,046         19,197            743          95,401
        Real estate .....................................      250,446         83,840        159,047         20,810         514,143
        Consumer ........................................        8,719          6,010         12,206            821          27,756
                                                          ------------   ------------   ------------   ------------    ------------
             Total interest-earning assets .............. $    479,730   $    156,076   $    248,259   $     37,753    $    921,818
                                                          ------------   ------------   ------------   ------------    ------------
Interest-bearing liabilities:
     Savings and NOW accounts ........................... $     91,737   $         --   $         --   $    207,407    $    299,144
     Certificates of deposit of $100,000 or more ........       72,967         68,941         39,042            687         181,637
     Other time accounts ................................       34,276         58,013         34,713             96         127,098
     Securities sold under agreements to repurchase .....       61,975             --             --             --          61,975
     Long term debt .....................................       32,500             --             --          1,001          33,501
                                                          ------------   ------------   ------------   ------------    ------------
             Total interest-bearing liabilities ......... $    293,455   $    126,954   $     73,755   $    209,191    $    703,355
                                                          ------------   ------------   ------------   ------------    ------------
Interest rate gap ....................................... $    186,275   $     29,122   $    174,504   ($   171,438)   $    218,463
                                                          ============   ============   ============   ============    ============
Cumulative interest rate gap at September 30, 2002 ...... $    186,275   $    215,397   $    389,901   $    218,463
                                                          ============   ============   ============    ============
Cumulative gap ratio at September 30, 2002 ..............         1.63           1.51           1.79            1.31
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

ITEM 4. CONTROLS AND PROCEDURES.

Our principal executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls since the date of evaluation. We do not believe any significant deficiencies or material weaknesses exist in our internal controls. Accordingly, no corrective actions have been taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

Exhibit
No.      Description

2 Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank of Taos, First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation. (1)

3.1      Restated Articles of Incorporation of First State Bancorporation. (2)

3.2 Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (3)

3.3      Bylaws of First State Bancorporation. (3)

4.1      Shareholder Protection Rights Agreement dated October 25, 1996. (4)

10.1     Stock Option Plan of First State Bancorporation. (5)

10.2     Executive Employment Agreement. (6)

99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of CFO Pursuant to 18. U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
(1) Incorporated by reference from Exhibit 2.1 to our Current Report on Form 8-K, dated May 22, 2002, filed with the Commission on May 31, 2002.

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

         (b) Reports on Form 8-K.

We filed a current report on Form 8-K, dated July 19, 2002, announcing our second quarter 2002 financial results.

We filed a current report on Form 8-K, dated July 25, 2002, announcing that the Federal Reserve Bank of Kansas City had approved our acquisition of First Community Industrial Bank.

We filed a current report on Form 8-K, dated August 8, 2002, announcing the sale of 2.1 million shares of our common stock to an underwriting group led by Keefe, Bruyette & Woods, Inc. and the underwriting group's 30-day option to purchase up to an additional 315,000 shares of our common stock.

We filed a current report on Form 8-K, dated August 29, 2002, announcing that Mr. H. Patrick Dee, our Executive Vice President, Secretary, Treasurer and a member of our Board of Directors, had entered into a "trading plan" pursuant to the requirements of Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under Section 10(b) of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FIRST STATE BANCORPORATION

Date: November 13, 2002                By: /s/ Michael R. Stanford
                                       ---------------------------------------
                                       Michael R. Stanford, President
                                       & Chief Executive Officer


Date: November 13, 2002                By: /s/ Brian C. Reinhardt
                                       ---------------------------------------
                                       Brian C. Reinhardt,
                                       Executive Vice President
                                       and Chief Financial Officer

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Michael R. Stanford, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First State Bancorporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date: November 13, 2002
                                    /s/ Michael R. Stanford
                                    -------------------------------------
                                    Michael R. Stanford
                                    President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Brian C. Reinhardt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First State Bancorporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date: November 13, 2002
                                            /s/ Brian C. Reinhardt
                                            ---------------------------------
                                            Brian C. Reinhardt
                                            Executive Vice President and
                                            Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
------   -----------

2 Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank of Taos, First Community
         Industrial Bank, Blazer Financial Corporation, and Washington Mutual
         Finance Corporation. (1)

3.1      Restated Articles of Incorporation of First State Bancorporation. (2)

3.2      Articles of Amendment to the Restated Articles of Incorporation of
         First State Bancorporation. (3)

3.3      Bylaws of First State Bancorporation. (3)

4.1      Shareholder Protection Rights Agreement dated October 25, 1996. (4)

10.1     Stock Option Plan of First State Bancorporation. (5)

10.2     Executive Employment Agreement. (6)

99.1     Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2     Certification of CFO Pursuant to 18. U.S.C. Section 1350, As Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
(1) Incorporated by reference from Exhibit 2.1 to our Current Report on Form 8-K, dated May 22, 2002, filed with the Commission on May 31, 2002.

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