Form 10-K
period 2002-12-31
FIRST STATE BANCORPORATION
filed 2003-03-27
CIK 897861

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

For the fiscal year ended                      December 31, 2002
                          ------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

COMMISSION FILE NUMBER:          22-25144

                           FIRST STATE BANCORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               NEW MEXICO                             85-0366665
----------------------------------------   -------------------------------------
    (STATE OR OTHER JURISDICTION OF                 (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)
           7900 JEFFERSON NE
        ALBUQUERQUE, NEW MEXICO                         87109
----------------------------------------   -------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (505) 241-7500

Securities registered pursuant to Section 12(b) of the Act:

      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
             NONE                                        NONE
-----------------------------------    -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of the delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

The aggregate market value of the Common Stock as of June 28, 2002 (the last business day of the registrant's most recently completed second quarter), based upon the last sale price of the Common Stock at June 28, 2002 as reported by The Nasdaq Stock Market, held by non-affiliates was approximately $113,563,000. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

As of March 21, 2003, there were 7,405,004 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
CERTAIN PART III INFORMATION IS INCORPORATED HEREIN BY REFERENCE, PURSUANT TO INSTRUCTION G OF FORM 10-K, FROM FIRST STATE BANCORPORATION'S PROXY STATEMENT FOR ITS 2003 ANNUAL SHAREHOLDERS' MEETING, WHICH WILL BE FILED WITH THE COMMISSION BY APRIL 29, 2003.

                                TABLE OF CONTENTS

     PART I                                                                                                      Page
-----------------                                                                                        ---------------------
    Item 1:          Business............................................................................          3

    Item 2:          Properties..........................................................................         15

    Item 3:          Legal Proceedings...................................................................         16

    Item 4:          Submission of Matters to a Vote of Security Holders.................................         16

    PART II
-----------------
    Item 5:          Market for Registrant's Common Equity and Related Stockholder Matters...............         17

    Item 6:          Selected Financial Data.............................................................         17

    Item 7:          Management's Discussion and Analysis of Financial Condition and Results of
                     Operations..........................................................................         17

    Item 7A:         Quantitative and Qualitative Disclosures About Market Risk..........................         18

    Item 8:          Financial Statements and Supplementary Data.........................................         18

    Item 9:          Changes in and Disagreements With Accountants on Accounting and Financial
                     Disclosure..........................................................................         18

    PART III
-----------------
    Item 10:         Directors and Executive Officers of the Registrant..................................  Proxy Statement

    Item 11:         Executive Compensation..............................................................  Proxy Statement

    Item 12:         Security Ownership of Certain Beneficial Owners and Management and Related
                     Stockholder Matters.................................................................. Proxy Statement

    Item 13:         Certain Relationships and Related Transactions....................................... Proxy Statement

    Item 14:         Controls and Procedures..............................................................        18

    PART IV
-----------------
    Item 15:         Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................        19

FORWARD-LOOKING STATEMENTS

This document includes forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The discussions regarding our growth strategy, competition, expansion opportunities, and response to consolidation in the banking industry include forward-looking statements. Other forward-looking statements can be identified by the use of forward-looking words such as "believe," "expect," "may," "will," "should," "seek," "approximately," "intend," "plan," "estimate," or "anticipate" or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statement. Some factors include fluctuations in interest rates, inflation, government regulations, loss of key personnel, faster or slower that anticipated growth, economic conditions, competition's responses to the Company's marketing strategy, and competition in the geographic and business areas in which we conduct our operations.

                                     PART I

ITEM 1: BUSINESS.

THE COMPANY

First State Bancorporation (the "Company") is a New Mexico-based bank holding company that provides commercial banking services to businesses through its subsidiary bank, First State Bank NM ("First State Bank"). The Company operates thirty offices, including twenty-one in New Mexico (three offices in Taos, eight offices in Albuquerque, two offices in Santa Fe, and one office each in Rio Rancho, Los Lunas, Bernalillo, Questa, Pojoaque, Placitas, Moriarty, and Belen), six in Colorado (Denver, Colorado Springs, Fort Collins, Lakewood, Littleton, and Longmont), and three in Utah (two offices in Salt Lake City and one in Ogden). First State Bank's branches in Colorado and Utah operate under the name First Community Bank. First State Bank began in 1922 as one bank in Taos County, and is currently the largest bank in the county. At December 31, 2002, the Company had total assets, total deposits, and total stockholders' equity of $1.4 billion, $1.1 billion, and $117 million, respectively.

Management's strategy is to provide a business culture in which customers are provided individualized customer service. As part of its operating and growth strategies, the Company is working to (i) place greater emphasis on attracting core deposits from, and providing financial services to, local businesses and governments; (ii) expand operations in the Albuquerque metropolitan area (which consists of Albuquerque, Rio Rancho, Belen, and Los Lunas), Santa Fe, and other strategic areas in New Mexico; (iii) expand operations in the Colorado and Utah markets including the Denver metropolitan area, Colorado Springs, Salt Lake City, and the surrounding areas; (iv) maintain asset quality through strict adherence to credit administration standards; (v) manage interest rate risk;
(vi) continue to improve internal operating systems; and (vii) manage non-interest expenses.

Management believes that the Company is well qualified to pursue an aggressive growth strategy throughout New Mexico, Colorado, and Utah due to its responsive customer service, its streamlined management structure, the strong community involvement of the Company's management and employees, the disruption caused by sales of banks with New Mexico operations to other banks with headquarters outside New Mexico, and recent expansion into the Colorado and Utah markets. Management believes that expansion opportunities are primarily centered in the Albuquerque metropolitan area, Santa Fe, the Denver metropolitan area, Colorado Springs, Salt Lake City, and the surrounding markets. The Company continues to add staff to service the additional volume of loans and deposits obtained as a result of expansion in and into these marketplaces. The level of any additional staffing and related expenses will depend on the magnitude of continued growth. In addition, the Company will consider potential market acquisition targets that complement the Company's existing operations and provide economies of scale when combined with its existing locations. See "Growth Strategy."

At December 31, 2002, First State Bancorporation and First State Bank were "well capitalized" under regulatory capital guidelines.

The Company's executive offices are located at 7900 Jefferson NE, Albuquerque, New Mexico 87109, and its telephone number is (505) 241-7500.

HISTORY

First State Bank began operations in 1922 in Taos County, New Mexico. The Company and an affiliated company, New Mexico Bank Corporation, were organized under the laws of New Mexico in 1988 to acquire banking institutions in New Mexico. In December 1988, the Company acquired First State Bank, and New Mexico Bank Corporation acquired National Bank of Albuquerque ("NBA"). After a change in New Mexico banking laws in 1991, the Company and New Mexico Bank Corporation merged, and the operations of NBA were merged into First State Bank in December 1991.

On December 1, 1993, the Company purchased 94.5% of the outstanding shares of common stock of First State Bank of Santa Fe ("Santa Fe Bank"). The parties who sold their shares to the Company included members of the current management and directors of the Company, and two officers of First State Bank. Santa Fe Bank was merged into First State Bank as of June 5, 1994.

Since its initial public offering in 1993, the Company has made significant investments in expansion and technology. Since 1993, First State Bank has opened fourteen new branches and acquired nine branches.

During the fourth quarter of 1999, First State Bank opened a mortgage origination division. This fee-based division allows the bank to generate fee income from its branch network and construction lending activities as well as attract additional customers.

On March 1, 2000, the Company closed the sale of the assets of First State Bank's commercial leasing division. This sale resulted in approximately $64 million of leases being sold. The gain on the sale amounted to approximately $879,000, net of transaction costs. The proceeds from the sale were used to fund loan demand, purchase investment securities, and reduce borrowings.

On October 1, 2002 the Company entered the Colorado and Utah markets with the completion of the acquisition of First Community Industrial Bank ("First Community") for approximately $67 million. The Company financed this acquisition through a public offering of its common stock in August 2002, which netted approximately $51.0 million and through the issuance of approximately $25.0 million in trust preferred securities in June of 2002. The Company acquired approximately $343 million in loans and approximately $242 million in deposits, and recognized goodwill of approximately $43 million related to the transaction. First Community was merged into First State Bank.

OPERATING STRATEGY

The Company's operating strategies include:

     o    Providing responsive, personal customer service

     o    Fostering a culture in which employees are valued and respected

     o    Attracting new account relationships

     o    Emphasizing community involvement

     o    Developing new business opportunities

     o    Increasing efficiency

     o    Optimizing asset/liability management

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

Employees. Management recognizes that the individual employee is the core of the Company's overall business strategy. The Company is committed to providing a workplace environment in which the individual employee is valued and respected.

New account relationships. The Company emphasizes relationship banking with local businesses, local governments, and individual customers across all product lines. The acquisition of most of the Company's local competitors by out-of-state banking companies and the sales of institutions with significant local operations to other out-of-state banks has created customer dissatisfaction at many of these institutions and provided an opportunity for the Company to expand its customer base. The Company intends to continue to capitalize on this opportunity by targeting its marketing efforts to those businesses, governments, and individuals who prefer the personalized customer service with local decision making emphasized by the Company and delivering a state-of-the-art array of products and services.

Community Involvement. First State Bank management and other employees participate actively in a wide variety of civic and community activities and organizations in New Mexico, including the Albuquerque Chamber of Commerce, other local Chambers of Commerce, United Way, Boys and Girls Clubs, New Mexico Museum of Natural History, and Habitat for Humanity. First State Bank also sponsors a number of community-oriented events each year. First State Bank management plans to replicate this commitment to community involvement in the Colorado and Utah markets. The Company believes that these activities assist First State Bank through increased visibility and through development and maintenance of customer relationships.

New Business Opportunities. The Company has and will continue to consider a variety of new banking opportunities, whether through the opening of de novo branches, acquisition of existing commercial banks or bank holding companies, or other opportunities permissible under state and federal banking regulations. Expansion efforts will be focused in areas or markets that are complementary to the Company's existing customer base and areas of operation. See "Growth Strategy."

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

GROWTH STRATEGY

The Company expects to continue pursuing a growth strategy through a combination of internal growth, de novo branching, and selective acquisitions. The Company's total assets have grown from $494 million at December 31, 1998 to $1.4 billion through internal growth, de novo branching, and acquisition activity. Several banks that compete with the Company have been acquired by large out-of-state financial institutions since 1993. These institutions concentrate on the mass retail customer base and extremely large customers while reducing service levels to small to medium size businesses, affording the Company a continuing opportunity to gain profitable new account relationships and to expand existing relationships.

The Company will also devote the necessary resources and support to assure that its business culture and operating strategies, based on individualized customer service, are successfully transferred to the new operations in Colorado and Utah.

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

Management believes that the strategy it has employed successfully in the New Mexico market can be successfully employed in other markets in the Southwest. Management therefore intends to continue exploring opportunities to expand into markets in the southwestern United States either through acquisition of existing institutions with a branch structure in markets with characteristics similar to those in New Mexico, or through de novo branching into markets that display those characteristics.

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

MARKET AREAS AND BANKS

Markets. First State Bank serves three distinct market areas within New Mexico:
Taos County, the Albuquerque metropolitan area (Bernalillo, Sandoval, Torrance, and Valencia counties), and Santa Fe. In 2002, First State Bank entered into the Colorado and Utah markets with the acquisition of First Community. First Community operates in two distinct market areas: the Colorado front range market area, which includes the Denver metropolitan area, and the Salt Lake City and Ogden, Utah metropolitan areas.

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

The Colorado front range market area includes the Denver metropolitan area (with branches in Denver, Littleton and Lakewood), and the surrounding communities of Colorado Springs, Longmont and Fort Collins. Denver, the capital of Colorado and the state's largest city, has a diverse economy including telecommunications, aerospace, financial services, computer software, biomedical and many other high tech sectors. Colorado Springs also plays host to a growing number of high technology industries. Many private sector leaders in their fields are located in the front range area, including AT&T Broadband, Qwest Communications, Intel, Lockheed Martin, Merrill Lynch, and Sun Microsystems. The Colorado front range has emerged as a premier center for high-tech and other businesses providing a blend of quality, affordable lifestyle, cultural and national sports attractions, and desirable climate.

Salt Lake City is the state capital of Utah and the financial center of the state. The Salt Lake City and Ogden area has a diverse economy driven by technology companies, telemarketing, engineering, management services, universities, and state and local governments. Many major companies as well as small businesses operate throughout the area. The state of Utah is a recreation minded and livable community catering to year-round recreation with both mountain and desert areas nearby.

First State Bank's operations are divided into nine regions: Taos which includes Taos county; Santa Fe which includes Santa Fe county; Albuquerque which includes Bernalillo county; Los Lunas which includes Valencia and Torrance counties; Rio Rancho which includes Sandoval county; Northern Colorado which includes Larimer and Boulder counties; Central Colorado which includes Denver, Jefferson, and Arapahoe counties; Southern Colorado which includes El Paso County; and Utah which includes Salt Lake and Weber counties.

First State Bank. The following table sets forth certain information concerning the banking offices of First State Bank as of December 31, 2002:

                                                   Number of              Total            Total Loans and
                  Location                         Facilities            Deposits              Leases
---------------------------------------------    ---------------     ---------------    -------------------
                                                                  (Dollars in thousands)
First State Bank (by Region)

    Taos                                               4                  $ 132,856              $  48,481

    Santa Fe                                           3                    136,541                148,616

    Albuquerque                                        8                    345,376                366,514

    Los Lunas                                          3                     73,200                 79,876

    Rio Rancho                                         3                    140,842                 40,613

    Northern Colorado                                  2                     36,848                 52,011

    Central Colorado                                   3                    114,034                116,437

    Southern Colorado                                  1                     72,220                101,064

    Utah                                               3                     27,767                 63,413
                                                 ---------------        -----------            -----------

    Total                                              30               $ 1,079,684            $ 1,017,025
                                                 ===============        ===========            ===========

First State Bank offers a full range of financial services to commercial and individual customers, including checking accounts, short and medium term loans, revolving credit facilities, inventory and accounts receivable financing, equipment financing, residential and small commercial construction lending, residential mortgage loans, various savings programs, installment and personal loans, safe deposit services, and credit cards.

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

The Colorado and Utah locations provide access to new markets enabling First State Bank to provide conventional commercial and real estate secured commercial lending in these markets. These locations also provide a full range of banking services, including a full complement of deposit and residential construction and mortgage lending, and other loan services. Prior to its acquisition by First State Bank, First Community primarily made residential mortgage and retail installment loans and was prohibited from accepting transaction deposit accounts (i.e. checking accounts) due to its charter as an industrial bank.

The following is a summary of the Company's percentage of its deposits to total deposits of FDIC insured institutions in the counties in which it does business as of June 30, 2002:

                                New Mexico
           Taos................................................         44.17%

           Bernalillo..........................................          6.38%

           Santa Fe............................................          8.32%

           Sandoval...........................................          30.76%

           Valencia............................................         12.77%

           Torrance............................................         10.76%

                                 Colorado

           Larimer............................................           0.27%

           Boulder..........................................             0.65%

           Denver............................................            0.25%

           Jefferson...........................................          0.50%

           Arapahoe............................................          0.48%

           El Paso............................................           1.75%

                                   Utah

           Salt Lake...........................................          0.03%

           Weber............................................             0.75%

First Community was acquired by the Company on October 1, 2002. The results above represent the percentage of First Community's total deposits to total deposits of FDIC insured institutions as of June 30, 2002 and were not included in the Company's deposits as of June 30, 2002.

Management believes that its greatest opportunity for growth in its current market area in New Mexico is in increasing market share in Bernalillo, Sandoval, Valencia, and Santa Fe counties. First State Bank is the largest bank in Taos County, and growth in that market is expected to come from economic growth and not as a result of increased market share.

Management also believes that the Colorado and Utah markets represent a great opportunity for growth as the newly acquired First Community branches now have the ability to accept demand deposits and will begin to aggressively seek commercial banking relationships with small and medium sized businesses. The change in deposit and loan products combined with the integration of the Company's individualized customer service is expected to result in increased market share in Colorado and Utah.

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

EMPLOYEES

As of December 31, 2002, the Company had 418 full-time equivalent employees. The Company places a high priority on staff development, training, and selective hiring. New hires are selected on the basis of both technical skills and customer-service capabilities. Staff development involves training in marketing, customer service, and regulatory compliance. None of the Company's employees is covered by a collective bargaining agreement with the Company, and management believes that its relationship with its employees is good.

SUPERVISION AND REGULATION

First State Bancorporation. We are a bank holding company subject to the supervision, examination and regulation of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act (the "BHCA"). The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. As a bank holding company, our activities and those of our banking subsidiary are limited to the business of banking and activities closely related or incidental to banking, and we may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board.

Supervision and regulation of bank holding companies and their subsidiaries are intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation (the "FDIC") and the banking system as a whole, not for the protection of bank holding company stockholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines and other penalties for violation of laws and regulations.

First State Bank N.M. As a New Mexico-chartered state member bank of the Federal Reserve System, First State Bank is subject to regulation and supervision by the Federal Reserve Board and the New Mexico Financial Institutions Division and, as a result of the insurance of its deposits, by the FDIC. Almost every aspect of the operations and financial condition of First State Bank is subject to extensive regulation and supervision and to various requirements and restrictions under federal and state law, including requirements governing capital adequacy, liquidity, earnings, dividends, reserves against deposits, management practices, branching, loans, investments, and the provision of services. Various consumer protection laws and regulations also affect the operations of First State Bank. The deposits of First State Bank are insured up to applicable limits by the FDIC.

Holding Company Liability. Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its banking subsidiaries and commit resources to their support. This support may be required by the Federal Reserve Board at times when, absent this Federal Reserve policy, we may not be inclined to provide it. As discussed below under "Prompt Corrective Action," a bank holding company in certain circumstances also could be required to guarantee the capital plan of an undercapitalized banking subsidiary. In addition, any capital loans by a bank holding company to any of its depository institution subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of the banks.

In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

Payment of Dividends. The Federal Reserve Board has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that, as a matter of prudent banking, a bank holding company should not maintain a rate of cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company's capital needs, asset quality and overall financial condition. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing.

In addition, as noted above, bank holding companies are expected under Federal Reserve Board policy, to serve as a source of financial strength for their depository institution subsidiaries. This requirement, and the capital adequacy requirements applicable to bank holding companies, described below under "Capital Adequacy Requirements," may also limit our ability to pay dividends.

As a bank holding company, we are a legal entity separate and distinct from First State Bank. Our principal asset is the outstanding capital stock of First State Bank. As a result, our ability to pay dividends on our common stock will depend primarily on the ability of First State Bank to pay dividends to us in amounts sufficient to service our obligations. Dividend payments from First State Bank are subject to federal and state limitations, generally based on the capital level and current and retained earnings of the bank. Approval of the Federal Reserve Board is required, for example, for payment of any dividend if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits (as defined by regulatory agencies) for that year combined with its retained net profits for the preceeding two years. First State Bank may not pay a dividend in an amount greater than its net profits. First State Bank is also prohibited under federal law from paying any dividend that would cause it to become undercapitalized. In addition, the Federal regulatory agencies are authorized to prohibit a bank or bank holding company from engaging in an unsafe or unsound banking practice. The payment of dividends could, depending on the financial condition of First State Bank, be deemed to constitute an unsafe or unsound practice.

Under New Mexico law, First State Bank may not pay a dividend on its common stock unless its remaining surplus after payment of such dividend is equal to at least 20% of its minimum common capital requirement. First State Bank is also prohibited from paying dividends from undivided profits if its reserves against deposits are impaired or will become impaired as a result of such payment.

Capital Adequacy Requirements. We are subject to the Federal Reserve Board's risk-based capital and leverage guidelines for bank holding companies. The minimum ratio of total capital to risk-weighted assets (which are the credit risk equivalents of balance sheet assets and certain off balance sheet items such as standby letters of credit) is 8%. At least half of the total capital must be composed of common stockholders' equity (including retained earnings), qualifying non-cumulative perpetual preferred stock (and, for bank holding companies only, a limited amount of qualifying cumulative perpetual preferred stock), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, other disallowed intangibles and disallowed deferred tax assets, among other items ("Tier 1 Capital"). The remainder may consist of a limited amount of subordinated debt, other perpetual preferred stock, hybrid capital instruments, mandatory convertible debt securities that meet certain requirements, as well as a limited amount of reserves for loan losses ("Tier 2 Capital"). The maximum amount of Tier 2 Capital that may be included in an organization's qualifying total capital is limited to 100% of Tier 1 Capital. The Federal Reserve Board has also adopted a minimum leverage ratio for bank holding companies, requiring Tier 1 Capital of at least 3% of average total consolidated assets.

Our primary subsidiary, First State Bank, also is subject to risk-based and leverage capital guidelines of the Federal Reserve Board which are similar to those established by the Federal Reserve Board for bank holding companies. As discussed below under "Enforcement Powers of the Federal Regulatory Agencies," failure to meet the minimum regulatory capital requirements could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including, in most severe cases, the termination of deposit insurance by the FDIC and the placement of the institution into conservatorship or receivership. The capital ratios for the First State Bancorporation and First State Bank are provided in the chart below.

RISK-BASED CAPITAL AND LEVERAGE RATIOS

                                                   AS OF DECEMBER 31, 2002
                                                      RISK-BASED RATIOS
                                                ------------------------------
                                                TIER I      TOTAL     LEVERAGE
                                                CAPITAL    CAPITAL     RATIO
                                                -------    -------    --------
First State Bancorporation ..................      10.4%      11.6%       7.8%
First State Bank ............................       9.0%      10.1%       6.7%

Minimum required ratio ......................      4.00%      8.00%      3.00%
"Well capitalized" minimum ratio ............      6.00%     10.00%      5.00%

The federal bank regulatory agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. In addition, the regulations of the Federal Reserve Board provide that concentration of credit risk, interest rate risk and certain risks arising from nontraditional activities, as well as an institution's ability to manage these risks, are important factors to be taken into account by regulatory agencies in assessing an organization's overall capital adequacy. The agencies have also adopted an adjustment to the risk-based capital calculations to cover market risk in trading accounts of certain institutions.

The federal bank regulatory agencies recently adopted amendments to their risk-based capital regulations to provide for the consideration of interest rate risk in the agencies' determination of a banking institution's capital adequacy. The amendments require such institutions to effectively measure and monitor their interest rate risk and to maintain capital adequate for that risk.

Prompt Corrective Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, the federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized depository institutions. Depository institutions, such as First State Bank, are assigned one of five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," and are subjected to differential regulation corresponding to the capital category within which the institution falls. Under certain circumstances, a well capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll over brokered deposits.

The banking regulatory agencies are permitted or, in certain cases, required to take certain actions with respect to institutions falling within one of the three undercapitalized categories. Depending on the level of an institution's capital, the agency's corrective powers include, among other things:

     o prohibiting the payment of principal and interest on subordinated debt;

     o prohibiting the holding company from making distributions without prior regulatory approval;

     o    placing limits on asset growth and restrictions on activities;

     o    placing additional restrictions on transactions with affiliates;

     o    restricting the interest rate the institution may pay on deposits;

     o prohibiting the institution from accepting deposits from correspondent banks; and

     o in the most severe cases, appointing a conservator or receiver for the institution.

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution's holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution's holding company is entitled to a priority of payment in bankruptcy. Failure to meet capital guidelines could subject the bank to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, and to certain restrictions on business. As of December 31, 2002, each of First State Bancorporation and First State Bank exceeded the required capital ratios for classification as "well capitalized."

Enforcement Powers of the Federal Banking Agencies. The federal banking agencies have broad enforcement powers. Failure to comply with applicable laws, regulations and supervisory agreements could subject First State Bancorporation or First State Bank, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed under "Prompt Corrective Action," the appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation:

     o the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized;

     o    fails to become adequately capitalized when required to do so;

     o    fails to submit a timely and acceptable capital restoration plan;

     o    or materially fails to implement an accepted capital restoration plan.

Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, such as First State Bancorporation, would, under the circumstances set forth in the presumption, constitute acquisition of control of First State Bancorporation.

In addition, any company is required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of the outstanding common stock of First State Bancorporation, or otherwise obtaining control or a "controlling influence" over First State Bancorporation.

Restrictions on Transactions with Affiliates and Insiders. First State Bank is subject to restrictions under federal law that limit certain transactions with us, including loans, other extensions of credit, investments or asset purchases. Such transactions by a banking subsidiary with any one affiliate are limited in amount to 10% of the bank's capital and surplus and, with all affiliates together, to an aggregate of 20% of the bank's capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts. These and certain other transactions, including any payment of money to us, must be on terms and conditions that are or in good faith would be offered to nonaffiliated companies.

The restrictions on loans to directors, executive officers, principal stockholders and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and Regulation O apply to all federally insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. Regulation O institutions are not subject to the prohibitions of the Sarbanes-Oxley Act of 2002 on certain loans to insiders.

Anti-Terrorism Legislation. We are subject to the USA Patriot Act of 2001 which contains the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. That Act contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions' operations. We have established policies and procedures to ensure compliance with the Act and the related regulations.

Interstate Banking and Branching. The Riegle-Neal Act enacted in 1994 permits an adequately capitalized and adequately managed bank holding company, with Federal Reserve Board approval, to acquire banking institutions located in states other than the bank holding company's home state without regard to whether the transaction is prohibited under state law. In addition, national banks and state banks with different home states are permitted to merge across state lines, with the approval of the appropriate federal banking agency, unless the home state of a participating banking institution has passed legislation prior to that date that expressly prohibits interstate mergers. De novo interstate branching is permitted if the laws of the host state so authorize.

The Gramm-Leach-Bliley Act. The GLBA became law on November 12, 1999, and key provisions affecting bank holding companies became effective March 11, 2000. The GLBA enables bank holding companies to acquire insurance companies and securities firms and effectively repeals depression-era laws which prohibited the affiliation of banks and these other financial services entities under a single holding company. Certain qualified bank holding companies and other types of financial service entities may elect to become financial holding companies under the new law. Financial holding companies are permitted to engage in activities considered financial in nature, as defined in the GLBA, and may engage in a broader range of activities than bank holding companies or banks. The GLBA will enable financial holding companies to offer a wide variety of financial services, or services incident to financial services, including banking, securities underwriting, merchant banking and insurance (both underwriting and agency services). The new financial services authorized by the GLBA also may be engaged in by a "financial subsidiary" of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, all of which must be conducted under the financial holding company.

Community Reinvestment Act. First State Bank is subject to the CRA. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of its bank subsidiaries are reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. First State Bank received an "outstanding" CRA rating from the Federal Reserve at its most recent CRA examination.

Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, First State Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the New Mexico Unfair Practices Act and the Settlement Procedures Act among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or engaging in other types of transactions with such customers.

Effect on Economic Environment. The policies of regulatory authorities, especially the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits. Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on our business and earnings cannot be predicted.

Future Legislation. Various legislation is from time to time introduced in Congress, and state legislatures with respect to the regulation of financial institutions. Such legislation may change the banking statutes and the operating environment of First State Bancorporation and its bank subsidiary in substantial and unpredictable ways. First State Bancorporation cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations, would have upon the financial condition or results of operations of First State Bancorporation or First State Bank.

OTHER

For a discussion of asset/liability management, the investment portfolio, loan portfolio, nonperforming assets, allowance for loan losses, and deposits see
Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations."

AVAILABLE INFORMATION

The Company's Internet address is www.fsbnm.com. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Information contained on the web site is not part of this report.

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

                                                                         Approximate
                                                                      building area now
                                     Approximate      Approximate       utilized for
                                      land area      building area    banking services    Year constructed or
                                      (sq. ft.)        (sq. ft.)          (sq. ft.)          last renovated
                                   ---------------- ---------------- -------------------- ---------------------
Facilities (by Region):
Taos
     Main                                19,800          8,940               8,940         Renovated 6-93
     Northside                           45,215          2,239               2,239         Renovated 9-95
     Questa                              17,947          1,050               1,050         Renovated 8-93
     Southside                           36,590          5,550               5,550         Renovated 9-92
Santa Fe
     San Mateo                           62,334          6,955               6,955         Renovated 11-95
     Downtown                             5,100          2,116               2,116         Constructed 12-95
     Pojoaque                           150,000         30,000               1,000         Constructed 1-02
Albuquerque
     Lomas                                9,199          9,199               9,199         Renovated 3-95
     Carlisle                            16,256          1,880               1,880         Constructed 9-95
     Montgomery                          14,514          3,742               3,742         Renovated 11-93
     Sycamore                            45,834          5,164               4,173         Constructed 9-94
     Journal Center                     158,384         18,390              18,390         Renovated 3-98
     Petroglyph                          26,125          2,134               2,134         Constructed 4-99
     Operations Center                   69,755         27,567              23,118         Constructed 8-99
     Juan Tabo                           57,534          5,515               5,515         Constructed 6-01
     Snowheights                         32,000          4,683               4,683         Constructed 4-01
Los Lunas
     Los Lunas                           57,243          6,647               6,647         Renovated 6-02
     Moriarty                             1,900          1,900               1,900         Constructed 12-97
     Belen                               53,997          4,636               4,636         Constructed 2-00
Rio Rancho
     Rio Rancho                          50,214          5,500               4,000         Constructed 3-95
     Placitas                               807            807                 807         Constructed 9-94
     Bernalillo                          43,539          4,610               4,610         Constructed 8-96
Northern Colorado
   Fort Collins                         200,000        100,000               3,190         Constructed 1-75
   Longmont                               9,375          3,676               3,676         Constructed 1-64

Central Colorado
   Cherry Creek                          43,000         20,000               4,000         Constructed 1-85
   Lakewood                              80,000         40,000               3,222         Constructed 1-85
   Littleton                             25,000          3,500               3,500         Constructed 1-85
Southern Colorado
   Colorado Springs                      19,024         10,500              10,500         Constructed 1-60
Utah
   Holladay                              20,000          2,250               2,250         Constructed 1-80
   Ogden                                 43,000         30,000               2,350         Constructed 1-84
   Salt Lake City                       100,000         45,000               4,750         Constructed 1-75


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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their positions, and their respective ages (as of January 1, 2003) are as follows:

             Name                            Position                       Age
             ----                            --------                       ---
Michael R. Stanford        President, Chief Executive Officer, and           50
                           Director

H. Patrick Dee             Executive Vice President, Chief Operating         47
                           Officer, Secretary, Treasurer, and Director

Christopher C. Spencer     Senior Vice President and Chief Financial         44
                           Officer

Thomas E. Bajusz           Senior Vice President and Chief Credit            49
                           Officer

Theresa A. Gabel           Senior Vice President of Human Resources          54
                           and Communications

James E. Warden            Senior Vice President of Branch                   44
                           Administration and Retail Services

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


                                                                High          Low
                                                        --------------------------------
               2002
               First Quarter......................             $23.89        $19.50
               Second Quarter.....................              27.80         22.25
               Third Quarter......................              26.19         18.45
               Fourth Quarter.....................              25.76         22.75

               2001
               First Quarter......................             $16.00        $13.25
               Second Quarter.....................              19.45         14.06
               Third Quarter......................              19.40         17.15
               Fourth Quarter.....................              21.49         17.70

The last reported sale price of the Company's Common Stock on March 21, 2003, was $21.74 per share. As of March 21, 2003, there were approximately 104 shareholders of record, not including shareholders who beneficially own Common Stock held in nominee or street name.

DIVIDEND POLICY

The Company paid cash dividends of $2.2 million or $0.40 per share in 2002 and $1.7 million or $0.34 per share in 2001, which amounted to 21.61% and 20.47%, of net income in 2002 and 2001, respectively. The declaration and payment of cash dividends are determined by the Board of Directors in light of the earnings, capital requirements, and financial condition of the Company, and other relevant factors. The ability of the Company to pay cash dividends depends on the amount of cash dividends paid to it by First State Bank and the capital position of the Company. Capital distributions, including dividends, by First State Bank are subject to federal and state regulatory restrictions tied to its earnings and capital. Information regarding dividend restrictions on the Company's banking subsidiary is incorporated herein by reference to Item 1. Business-Supervision and Regulation/Payment of Dividends.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
                                    PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors appearing under the caption "Election of Directors" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders is hereby incorporated by reference. Information relating to disclosure of delinquent Form 3, 4 and 5 filers is incorporated by reference to the information appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders.

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G (3).

ITEM 11: EXECUTIVE COMPENSATION.

Information appearing under the captions "Compensation of Directors" and "Executive Compensation" in the 2003 Proxy Statement is hereby incorporated by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information setting forth the security ownership of certain beneficial owners and management appearing under the caption "Voting Securities and Principal Holders" in the 2003 Proxy Statement is hereby incorporated by reference. Information set forth under the caption "Securities Authorized for Issuance Under Equity Compensation Plans" in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain related transactions appearing under the caption "Certain Business Relationships" in the 2003 Proxy Statement is hereby incorporated by reference.

ITEM 14: CONTROLS AND PROCEDURES.

Our principal executive officer and principal financial officer have, within 90 days of the filing date of this annual report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls since the date of evaluation. We do not believe any significant deficiencies or material weaknesses exist in our internal controls. Accordingly, no corrective actions have been taken.

                                     PART IV



ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS ANNUAL REPORT ON
    FORM 10-K:

1.   Financial Statements:

     o    Selected Quarterly Financial Data

     o    Independent Auditors' Report

     o    Consolidated Balance Sheets as of December 31, 2002 and 2001

     o Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001, and 2000

     o Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2002, 2001, and 2000

     o Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001, and 2000

     o Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000

2.   Financial Statement Schedules

None

3.   Exhibits

Number    Description of Exhibits
------    -----------------------

 2.1 Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank NM (formerly known as First State Bank of Taos), First Community Industrial Bank,
            Blazer Financial Corporation, and Washington Mutual Finance
            Corporation. (7)

 3.1        Restated Articles of Incorporation of First State Bancorporation.
            (1)

 3.2        Articles of Amendment to the Restated Articles of Incorporation of
            First State Bancorporation. (4)

 3.3        Bylaws of First State Bancorporation. (4)

 4.1        Shareholder Protection Rights Agreement dated October 25, 1996. (3)

10.1        Stock Option Plan of the Company. (5)

10.2        Executive Employment Agreement. (6)

21.1        Subsidiaries of Registrant. (2)

23          Consent of KPMG LLP. (8)

99.1        Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

99.2        Certification of CFO Pursuant to 18. U.S.C. Section 1350, As Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

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

(4) Incorporated by reference from the Company's 10-KSB for the year ended December 31, 1997.

(5) Incorporated by reference from the Company's Registration Statement on Form S-8, Commission File No. 333-83132, declared effective February 20, 2002, (which incorporates the Company's Registration Statement on Form S-8, Commission File No. 333-92795, effective December 15, 1999).

(6) Incorporated by reference from the Company's 10-K for the year ended December 31, 2001.

(7)  Incorporated by reference from the Company's Form 8-K filed on May 31,
     2002.

(8)  Filed Herewith.

(b)  REPORTS ON FORM 8-K.

On October 11, 2002, the Company filed a current report on Form 8-K announcing the Company had completed its acquisition of First Community Industrial bank.

On October 21, 2002, the Company filed a current report on Form 8-K announcing the Company's third quarter 2002 financial results.

On December 16, 2002, the Company filed a current report on Form 8-K/A amending the current report on Form 8-K filed on October 11, 2002, to include the remaining required financial information with respect to the Company's acquisition of First Community Industrial Bank. The following financial statements were filed as part of such Form 8-K/A: (1) First Community Industrial Bank Unaudited Condensed Balance Sheet as of September 30, 2002, (2) First State Bancorporation Unaudited Pro Forma Combined Condensed Financial Information, (3) First State Bancorporation Unaudited Pro Forma Combined Condensed Balance Sheet as of September 30, 2002, (4) First State Bancorporation Unaudited Pro Forma Combined Condensed Statement of Operations for the Nine Months Ended September 30, 2002, and (5) First State Bancorporation Unaudited Pro Forma Combined Condensed Statement of Operations for the Year Ended December 31, 2001.

On December 18, 2002, the Company filed a current report on Form 8-K announcing that Michael R. Stanford, the President, Chief Executive Officer and a Director of the Company, and Mr. Leonard J. Delayo, Jr., a Director of the Company, had each entered into a "trading plan" pursuant to the requirements of Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under Section 10(b) of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIRST STATE BANCORPORATION


                                    By:   Michael R. Stanford
                                       ---------------------------------------
                                          Michael R. Stanford, President and
                                          Chief Executive Officer

Dated: March 27, 2003

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         Signatures                                     Title                              Date
---------------------------------------------------------------------------------------------------------
Michael R. Stanford                                                                   March 27, 2003
----------------------------------                                                    -------------------
Michael R. Stanford                President and Chief Executive Officer  and a       March 27, 2003
                                   Director  (Principal Executive Officer)

H. Patrick Dee                                                                        March 27, 2003
----------------------------------                                                    -------------------
H. Patrick Dee                                 Executive Vice President,              March 27, 2003
                                          Secretary, Treasurer and a Director

Christopher C. Spencer                                                                March 27, 2003
----------------------------------                                                    -------------------
Christopher C. Spencer             Senior Vice President and Chief Financial Officer  March 27, 2003
                                             (Principal Accounting Officer)

Eloy A. Jeantete                                                                      March 27, 2003
----------------------------------                                                    -------------------
Eloy A. Jeantete                                       Director                       March 27, 2003

Leonard J. DeLayo, Jr.                                                                March 27, 2003
----------------------------------                                                    -------------------
Leonard J. DeLayo, Jr.                                 Director                       March 27, 2003

Bradford M. Johnson                                                                   March 27, 2003
----------------------------------                                                    -------------------
Bradford M. Johnson                                    Director                       March 27, 2003

Douglas M. Smith, M.D.                                                                March 27, 2003
----------------------------------                                                    -------------------
Douglas M. Smith, M.D.                                 Director                       March 27, 2003

Herman N. Wisenteiner                                                                 March 27, 2003
----------------------------------                                                    -------------------
Herman N. Wisenteiner                                  Director                       March 27, 2003

Marshall G. Martin                                                                    March 27, 2003
----------------------------------                                                    -------------------
Marshall G. Martin                                     Director                       March 27, 2003

Kevin L. Reid                                                                         March 27, 2003
----------------------------------                                                    -------------------
Kevin L. Reid                                          Director                       March 27, 2003

Lowell A. Hare                                                                        March 27, 2003
----------------------------------                                                    -------------------
Lowell A. Hare                                         Director                       March 27, 2003

A.J. (Jim) Wells                                                                      March 27, 2003
----------------------------------                                                    -------------------
A.J. (Jim) Wells                                       Director                       March 27, 2003

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Michael R. Stanford, certify that:

1.   I have reviewed this annual report on Form 10-K of First State
     Bancorporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date: March 26, 2003
                                      /s/ Michael R. Stanford
                                      --------------------------------------
                                      Michael R. Stanford
                                      President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Christopher C. Spencer, certify that:

1.   I have reviewed this annual report on Form 10-K of First State
     Bancorporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date: March 26, 2003
                                      /s/ Christopher C. Spencer
                                      --------------------------------------
                                      Christopher C. Spencer
                                      Senior Vice President and
                                      Chief Financial Officer and Principal
                                      Accounting Officer

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                             PAGE
   Financial Highlights.....................................................................................   2

   Selected Quarterly Financial Data........................................................................   3

   Management's Discussion and Analysis of Financial Condition and Results of Operations....................   4

   Independent Auditors' Report.............................................................................  17

   Consolidated Balance Sheets as of December 31, 2002 and 2001.............................................  18

   Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001, and 2000..............  19

   Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2002, 2001, and 2000....  20

   Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001, and 2000....  21

   Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000..............  22

   Notes to Consolidated Financial Statements...............................................................  23

                                                                                  FINANCIAL HIGHLIGHTS
                                                                                YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------------------------------
                                                             2002          2001          2000          1999          1998
                                                          ------------------------------------------------------------------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Interest income .......................................   $   62,448    $   55,713    $   52,151    $   43,146    $   36,542
Interest expense ......................................       18,384        20,478        20,198        14,686        13,142
                                                          ----------    ----------    ----------    ----------    ----------
Net interest income ...................................       44,064        35,235        31,953        28,460        23,400
Provision for loan and lease losses ...................        2,589         2,386         2,475         3,075         2,322
                                                          ----------    ----------    ----------    ----------    ----------
Net interest income after provision for loan and
lease losses ..........................................       41,475        32,849        29,478        25,385        21,078
Non-interest income ...................................       12,698         9,414         7,782         5,874         5,053
Non-interest expenses .................................       38,584        29,600        26,179        23,208        19,674
                                                          ----------    ----------    ----------    ----------    ----------
Income before income taxes ............................       15,589        12,633        11,081         8,051         6,457
Income tax expense ....................................        5,631         4,521         3,849         2,845         2,245
                                                          ----------    ----------    ----------    ----------    ----------
Net income ............................................   $    9,958    $    8,142    $    7,232    $    5,206    $    4,212
                                                          ==========    ==========    ==========    ==========    ==========

PER SHARE DATA:
Net income per diluted share ..........................   $     1.66    $     1.61    $     1.45    $     1.01    $     0.85
Book value ............................................        16.03         11.94         10.49          9.03          8.61
Tangible book value ...................................         9.98         11.87         10.39          9.18          8.47
Dividends paid ........................................         0.40          0.34          0.27          0.23          0.17
Market price end of period ............................        24.80         21.30         13.98         13.75         13.83
Average diluted common shares outstanding .............    5,997,601     5,049,349     4,996,992     5,142,543     5,264,638

AVERAGE BALANCE SHEET DATA:
Total assets ..........................................   $  998,165    $  718,178    $  598,365    $  534,770    $  431,358
Loans and leases ......................................      692,283       497,485       425,507       387,878       308,338
Investment securities .................................      188,628       150,118       120,601       102,281        74,857
Interest-bearing deposits with banks ..................       16,785        18,756         6,173           150            --
Federal funds sold ....................................       22,682         5,722         5,129         3,455         8,724
Deposits ..............................................      805,417       585,063       484,128       431,392       363,294
Stockholders' equity ..................................       82,053        55,623        47,475        44,446        37,315

PERFORMANCE RATIOS:
Return on average assets ..............................         1.00%         1.13%         1.21%         0.97%         0.98%
Return on average common equity .......................        12.14%        14.64%        15.23%        11.71%        11.29%
Net interest margin ...................................         4.79%         5.24%         5.73%         5.76%         5.97%
Efficiency ratio ......................................        67.98%        66.29%        65.89%        67.59%        69.15%
Earnings to fixed charges:
   Including interest on deposits .....................        1.85x         1.62x         1.55x         1.55x         1.49x
   Excluding interest on deposits .....................        8.08x         6.51x         4.21x         4.54x         5.41x

ASSET QUALITY RATIOS:
Nonperforming assets to total loans, leases,
and other real estate owned ...........................         1.17%         0.50%         0.86%         1.10%         2.19%
Net charge-offs to average loans and leases ...........         0.16%         0.30%         0.37%         0.40%         0.56%
Allowance for loan and lease losses to total
loans .................................................         1.16%         1.31%         1.37%         1.26%         1.16%
Allowance for loan and lease losses to
nonperforming loans ...................................          108%          290%          325%          192%           58%

CAPITAL RATIOS:
Leverage ratio ........................................         7.82%         7.76%         7.72%         7.86%         8.75%
Average stockholders' equity to average total
assets ................................................         8.22%         7.75%         7.93%         8.31%         8.65%
Tier I risk-based capital ratio .......................        10.42%        10.59%        10.15%         9.53%        11.41%
Total risk-based capital ratio ........................        11.59%        11.61%        11.36%        10.55%        12.43%

                                                                   SELECTED QUARTERLY FINANCIAL DATA
                                                                              (UNAUDITED)
                                                                                 2002
                                                          ----------------------------------------------------
                                                            FOURTH        THIRD        SECOND         FIRST
                                                             QTR           QTR           QTR           QTR
                                                          ----------    ----------    ----------    ----------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Interest income .......................................   $   21,477    $   13,959    $   13,657    $   13,354
Interest expense ......................................        6,477         4,202         3,787         3,917
                                                          ----------    ----------    ----------    ----------
Net interest income ...................................       15,000         9,757         9,870         9,437
Provision for loan losses .............................          932           469           519           669
                                                          ----------    ----------    ----------    ----------
Net interest income after provision for loan losses ...       14,068         9,288         9,351         8,768
                                                          ----------    ----------    ----------    ----------
Non-interest income ...................................        3,565         3,264         3,012         2,857
Non-interest expenses .................................       12,488         9,107         8,731         8,259
Income tax expense ....................................        1,804         1,159         1,388         1,279
                                                          ----------    ----------    ----------    ----------
Net income ............................................   $    3,341    $    2,286    $    2,244    $    2,087
                                                          ==========    ==========    ==========    ==========
Net interest margin ...................................         4.78%         4.41%         5.03%         4.99%
                                                          ==========    ==========    ==========    ==========

PER SHARE DATA:
Net income per diluted share ..........................   $     0.44    $     0.36    $     0.44    $     0.41
Book value ............................................        16.03         15.74         12.66         12.11
Tangible book value ...................................         9.98         15.69         12.58         12.04
Dividends paid ........................................         0.10          0.10          0.10          0.10
Average diluted common shares outstanding .............    7,515,590     6,277,164     5,092,180     5,073,987


                                                                                  2001
                                                          ----------------------------------------------------
                                                            FOURTH        THIRD        SECOND         FIRST
                                                             QTR           QTR           QTR           QTR
                                                          ----------    ----------    ----------    ----------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Interest income .......................................   $   13,744    $   14,175    $   13,967    $   13,827
Interest expense ......................................        4,545         5,095         5,267         5,571
                                                          ----------    ----------    ----------    ----------
Net interest income ...................................        9,199         9,080         8,700         8,256
Provision for loan losses .............................          627           627           627           505
                                                          ----------    ----------    ----------    ----------
Net interest income after provision for loan losses ...        8,572         8,453         8,073         7,751
                                                          ----------    ----------    ----------    ----------
Non-interest income ...................................        2,714         2,486         2,223         1,991
Non-interest expenses .................................        7,958         7,664         7,239         6,739
Income tax expense ....................................        1,171         1,185         1,097         1,068
                                                          ----------    ----------    ----------    ----------
Net income ............................................   $    2,157    $    2,090    $    1,960    $    1,935
                                                          ==========    ==========    ==========    ==========
Net interest margin ...................................         4.93%         5.16%         5.38%         5.58%
                                                          ==========    ==========    ==========    ==========

PER SHARE DATA:
Net income per diluted share ..........................   $     0.43    $     0.41    $     0.39    $     0.38
Book value ............................................        11.94         11.73         11.28         10.94
Tangible book value ...................................        11.87         11.66         11.19         10.85
Dividends paid ........................................         0.09          0.09          0.09          0.07
Average diluted common shares outstanding .............    5,065,631     5,060,363     5,034,325     5,034,977

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

BASIS OF PRESENTATION

      The following represents management's discussion and analysis of First State Bancorporation, Inc.'s (the "Company") consolidated financial condition as of December 31, 2002 and 2001, and its results of consolidated operations for the years ended December 31, 2002, 2001, and 2000. This discussion should be read in conjunction with the consolidated financial statements and related footnotes and the five-year summary of selected financial data.

GENERAL

      For the year ended December 31, 2002, the Company reported net income of $10.0 million, an increase of $1.9 million or 22.3% from the $8.1 million earned in 2001. The increase in net income was primarily due to increases in net interest income to $44.1 million in 2002 from $35.2 million in 2001, and non-interest income to $12.7 million in 2002 from $9.4 million in 2001. The increase in net interest income was due to increases in loans and investment securities made possible by the Company's successful effort to capture additional deposit market share in 2002, and the acquisition of First Community Industrial Bank ("First Community").

      The Company completed the acquisition and merger of First Community on October 1, 2002 for approximately $67 million. The Company financed this acquisition through a public offering of its common stock in August 2002, which netted approximately $51 million, and through the issuance of approximately $25 million in trust preferred securities in June of 2002. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of First Community were recorded at their respective fair values on October 1, 2002. First State acquired approximately $343 million in loans and approximately $242 million in deposits, and recognized goodwill of approximately $43 million related to the transaction. The First Community account balances acquired on October 1, 2002 and the results of operations since October 1, 2002 are included in the results of the Company.

      During 2002, the Company's deposits increased $395 million. The increase in net interest income was partially offset by increases in non-interest expenses to $38.6 million in 2002 from $29.6 million in 2001. The increases in net interest income and non-interest expenses resulted from the Company's expansion strategy, which is to increase market share by capitalizing on the dislocation of customers caused by continued consolidation in the banking industry. Total assets have grown to $1.4 billion in 2002 from $828 million in 2001. Total deposits have grown to $1.1 billion in 2002 from $685 million in 2001.

NET INTEREST INCOME

      The primary component of earnings for most financial institutions is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread, and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the years ended December 31, 2002, 2001, and 2000, the Company's average interest-earning assets were $920 million, $672 million, and $557 million, respectively. For the same periods, the Company's net interest margins were 4.79%, 5.24%, and 5.73%.

      During the years ended December 31, the Company's net interest income increased by $8.9 million to $44.1 million or 25.1% in 2002 from $35.2 million in 2001, which was an increase of $3.2 million or 10.3% from $32.0 million in 2000. These increases were due to a $194.8 million or 39.2% increase in average loans to $692 million in 2002 from $497 million in 2001, and a $71.9 million or 16.9% increase from $426 million in 2000. A significant factor in the increase in average loans in 2002 was due to the $343 million ($86 million increase in average loans) of loans acquired on October 1, 2002, in the First Community acquisition. The increase as a result of increased average loan balances was offset by a decrease in yield on loans to 7.6% in 2002 from 9.4% in 2001. This decrease was a direct result of the Federal Reserve Bank cutting rates, which has a like effect on the prime rate to which a significant portion of the Company's loans are tied.

      During 2002, the cost of interest-bearing liabilities decreased to 2.44% from 3.76% in 2001, which was a decrease from 4.46% in 2000 as a result of decreasing interest rates precipitated by the Federal Reserve Bank's rate cuts.

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

                                                                           Years ended December 31,
                                           ----------------------------------------------------------------------------------------
                                                        2002                          2001                         2000
                                           -----------------------------  ---------------------------   --------------------------
                                                      Interest   Average            Interest  Average             Interest  Average
                                            Average  Income or  Yield or   Average Income or  Yield or  Average  Income or Yield or
                                            Balance   Expense     Cost     Balance  Expense     Cost    Balance    Expense   Cost
                                           ---------  --------  --------  --------  -------    ------   --------  -------   ------
                                                                            (Dollars in thousands)
ASSETS
Loans and leases:
    Commercial ........................... $  91,710  $  6,294    6.86%   $ 83,486  $ 7,246      8.68%  $ 74,051  $ 7,353     9.93%
    Real estate--mortgage ................   467,340    34,491    7.38     303,614   27,527      9.07    248,447   24,317     9.79
    Real estate--construction ............    97,486     7,245    7.43      78,761    7,481      9.50     67,961    7,990    11.76
    Consumer .............................    28,435     3,062   10.77      25,077    2,864     11.42     22,301    2,591    11.62
    Mortgage .............................     6,728     1,830   27.19       5,992    1,530     25.53      2,218      694    31.29
    Leases ...............................        --        --      --          --       --        --     10,071      839     8.34
    Other ................................       584        --      --         555       --        --        458       --       --
                                           ---------  --------  ------    --------  -------    ------   --------  -------   ------
      Total loans and leases .............   692,283    52,922    7.64%    497,485   46,648      9.38%   425,507   43,784    10.29%
Allowance for loan and lease losses ......    (8,900)                       (6,924)                       (5,994)
Securities:
    U.S. government and mortgage-backed ..   182,187     8,656    4.75     144,040    7,988      5.55    114,138    7,298     6.39
    States and political subdivisions:
      Nontaxable .........................     3,319       148    4.47       3,826      175      4.57      4,317      195     4.52
      Taxable ............................       132         2    1.89          --       --        --         --       --       --
    Other ................................     2,990       100    3.34       2,252      104      4.62      2,146      160     7.46
                                           ---------  --------  ------    --------  -------    ------   --------  -------   ------
        Total securities .................   188,628     8,906    4.72%    150,118    8,267      5.51%   120,601    7,653     6.35%
Interest bearing deposits other banks ....    16,785       260    1.55      18,756      628      3.35      6,173      397     6.43
Federal funds sold .......................    22,682       360    1.58       5,722      170      2.97      5,129      317     6.18
                                           ---------  --------  ------    --------  -------    ------   --------  -------   ------
      Total interest-earning assets ......   920,378    62,448    6.78%    672,081   55,713      8.29%   557,410   52,151     9.36%
Non-interest-earning assets:
    Cash and due from banks...............    36,734                        25,849                        20,904
    Other ................................    49,953                        27,172                        26,045
                                           ---------                      --------                      --------
    Total non-interest-earning assets         86,687                        53,021                        46,949
                                           ---------                      --------                      --------
        Total assets...................... $ 998,165                      $718,178                      $598,365
                                           =========                      ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Interest-bearing demand accounts ..... $ 165,716  $  1,260    0.76%   $115,773  $ 1,564      1.35%  $103,371  $ 2,299     2.22%
    Certificates of deposit ..............   346,789    12,829    3.70     264,176   14,244      5.39    206,222   11,786     5.72
    Money market savings accounts ........    84,729     1,489    1.76      51,737    1,466      2.83     46,956    1,698     3.62
    Regular savings accounts .............    48,964       605    1.23      39,975      906      2.27     34,080      961     2.82
                                           ---------  --------  ------    --------  -------    ------   --------  -------   ------
        Total interest-bearing deposits ..   646,198    16,183    2.50%    471,661   18,180      3.85%   390,629   16,744     4.29%

Federal funds purchased and securities
sold under agreements to repurchase ......    65,467       585    0.89      71,997    2,153      2.99     57,013    3,084     5.41
Short-term FHLB borrowings ...............     5,027       104    2.07         115        7      6.09         --       --       --
Other borrowings .........................    16,225       421    2.59       1,075      101      9.40      5,224      370     7.08
Trust preferred securities ...............    20,443     1,091    5.34         296       37     12.50         --       --       --
                                           ---------  --------  ------    --------  -------    ------   --------  -------   ------
        Total interest-bearing
          liabilities.....................   753,360    18,384    2.44%    545,144   20,478      3.76%   452,866   20,198     4.46%
Non-interest-bearing demand accounts......   159,219                       113,402                        93,499
Other non-interest-bearing liabilities....     3,533                         4,009                         4,525
                                           ---------                      --------                      --------
        Total liabilities.................   916,112                       662,555                       550,890
Stockholders' equity......................    82,053                        55,623                        47,475
                                           ---------                      --------                      --------
Total liabilities and stockholders'
        equity  .......................... $ 998,165                      $718,178                      $598,365
                                           =========  --------            ========  -------             ========  -------
Net interest income.......................            $ 44,064                      $35,235                       $31,953
                                                      ========                      =======                       =======
Net interest spread ......................                        4.34%                          4.53%                        4.90%
Net interest margin ......................                        4.79%                          5.24%                        5.73%
Ratio of average interest-earning
     assets to average interest-bearing
        liabilities ......................                      122.17%                        123.29%                      123.08%

      Loan fees of $5.1 million, $3.9 million, and $2.9 million are included in interest income for the years ended December 31, 2002, 2001, and 2000, respectively.

      The following table illustrates the changes in the Company's net interest income due to changes in volume and changes in interest rate. Changes attributable to the combined effect of volume and interest rates have been included in the changes due to volume.

                                                                             YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------------------
                                                                  2002 VS. 2001                    2001 VS. 2000
                                                               INCREASE (DECREASE)              INCREASE (DECREASE)
                                                                DUE TO CHANGES IN                DUE TO CHANGES IN
                                                         ------------------------------   ------------------------------

                                                          VOLUME      RATE      TOTAL      VOLUME     RATE       TOTAL
                                                         --------   --------   --------   --------   --------   --------
                                                                              (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Loans and leases:
   Commercial .........................................  $    714   $ (1,666)  $   (952)  $    937   $ (1,044)  $   (107)
   Real estate--mortgage ..............................    14,844     (7,882)     6,962      5,400     (2,190)     3,210
   Real estate--construction ..........................     1,779     (2,014)      (235)     1,270     (1,779)      (509)
   Consumer ...........................................       384       (185)       199        323        (50)       273
   Mortgage ...........................................       188        112        300        481        355        836
   Leases .............................................        --         --         --       (839)        --       (839)
                                                         --------   --------   --------   --------   --------   --------
       Total loans and leases .........................    17,909    (11,635)     6,274      7,572     (4,708)     2,864
Securities:
   U.S. government ....................................     2,116     (1,449)       667      1,912     (1,222)       690
   States and political subdivisions:
       Non-taxable ....................................       (23)        (3)       (26)       (22)         2        (20)
       Taxable ........................................         2         --          2         --         --         --
   Other ..............................................        34        (38)        (4)         8        (64)       (56)
                                                         --------   --------   --------   --------   --------   --------
       Total securities ...............................     2,129     (1,490)       639      1,898     (1,284)       614
Interest-bearing deposits other banks .................       (66)      (302)      (368)       809       (578)       231
Federal funds sold ....................................       504       (314)       190         37       (184)      (147)
                                                         --------   --------   --------   --------   --------   --------
     Total interest-earning assets ....................    20,476    (13,741)     6,735     10,316     (6,754)     3,562
                                                         --------   --------   --------   --------   --------   --------

INTEREST-BEARING LIABILITIES
Deposits:
   Interest-bearing demand accounts ...................       675       (979)      (304)       276     (1,011)      (735)
   Certificates of deposit ............................     4,454     (5,869)    (1,415)     3,312       (854)     2,458
   Money market savings accounts ......................       935       (912)        23        173       (405)      (232)
   Regular savings accounts ...........................       204       (505)      (301)       166       (221)       (55)
                                                         --------   --------   --------   --------   --------   --------
       Total interest-bearing deposits ................     6,268     (8,265)    (1,997)     3,927     (2,491)     1,436
Federal funds purchased and securities sold
under agreements to repurchase ........................      (195)    (1,373)    (1,568)       810     (1,741)      (931)
Short-term FHLB borrowings ............................       299       (202)        97          7         --          7
Other borrowings ......................................     1,423     (1,103)       320       (331)        62       (269)
Trust preferred securities ............................     2,518     (1,464)     1,054         37         --         37
                                                         --------   --------   --------   --------   --------   --------
     Total interest-bearing liabilities ...............    10,313    (12,407)    (2,094)     4,450     (4,170)       280
                                                         --------   --------   --------   --------   --------   --------
Total increase (decrease) in net interest income ......  $ 10,163   $ (1,334)  $  8,829   $  5,866   $ (2,584)  $  3,282
                                                         ========   ========   ========   ========   ========   ========

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

      As of December 31, 2002, the Company's cumulative interest rate GAP for the period up to three months was a positive $154.0 million and for the period up to one year was a positive $154.8 million. Based solely on the Company's interest rate GAP of twelve months or less, net income of the Company could be unfavorably impacted by a decrease in interest rates or favorably impacted by an increase in interest rates.

      During 2002, the Company experienced a significant increase in deposits as a result of its strategy to capture market share and the acquisition of First Community. As a result, the Company's total assets increased by $559 million while its loan to deposit ratio increased to 94% at December 31, 2002, from 80% at December 31, 2001, during a period of rapidly declining interest rates. Management intends to maintain the current loan to deposit ratio, which should reduce the Company's exposure to declining interest rates.

      The following table sets forth the estimated maturity or repricing, and the resulting interest rate GAP of the Company's interest-earning assets and interest-bearing liabilities at December 31, 2002. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with accounting principles generally accepted in the United States of America. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

                                                                       THREE
                                                         LESS THAN   MONTHS TO
                                                           THREE     LESS THAN   ONE TO FIVE  OVER FIVE
                                                           MONTHS     ONE YEAR     YEARS       YEARS         TOTAL
                                                         ----------  ----------  ----------- ----------   ----------
                                                                           (DOLLARS IN THOUSANDS)
Interest-earning assets:
     Investment securities ............................  $   41,575  $   70,771  $   62,426  $   19,322   $  194,094
        Interest-bearing deposits other banks .........      22,828          --          --          --       22,828
        Federal funds sold ............................      14,140          --          --          --       14,140
     Loans:
        Commercial ....................................      62,500      17,925      18,972       1,416      100,813
        Real estate ...................................     366,528     169,654     291,962      52,513      880,657
        Consumer ......................................      11,350       7,812      15,377       1,016       35,555
                                                         ----------  ----------  ----------  ----------   ----------
             Total interest-earning assets ............     518,921     266,162     388,737      74,267    1,248,087
                                                         ----------  ----------  ----------  ----------   ----------
Interest-bearing liabilities:
     Savings and NOW accounts .........................     122,205          --          --     248,113      370,318
     Certificates of deposit of $100,000 or more ......      52,584     107,629      59,509       1,680      221,402
     Other time accounts ..............................      85,940     134,782      76,295       1,884      298,901
     Other interest-bearing liabilities ...............     104,216      22,899      56,145         679      183,939
                                                         ----------  ----------  ----------  ----------   ----------
             Total interest-bearing liabilities .......     364,945     265,310     191,949     252,356    1,074,560
                                                         ----------  ----------  ----------  ----------   ----------
Interest rate GAP .....................................  $  153,976  $      852  $  196,788  $ (178,089)  $  173,527
                                                         ==========  ==========  ==========  ==========   ==========
Cumulative interest rate GAP at December 31, 2002 .....  $  153,976  $  154,828  $  351,616  $  173,527
                                                         ==========  ==========  ==========  ==========
Cumulative GAP ratio at December 31, 2002 .............        1.42        1.25        1.43        1.16
                                                         ==========  ==========  ==========  ==========

      The following table presents an analysis of the sensitivity inherent in the Company's net interest income and market value of portfolio equity (market value of assets, less the market value of liabilities). The interest rate scenarios presented in the table include interest rates at December 31, 2002, and as adjusted by instantaneous parallel rate changes upward and downward of up to 200 basis points. Each rate scenario reflects unique prepayment and repricing assumptions.

      Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. This analysis is based on the earlier of repricing or contractual final maturity of the Company's assets and liabilities at December 31, 2002.

        CHANGE IN INTEREST RATES           NET INTEREST INCOME          MARKET VALUE OF PORTFOLIO EQUITY
-----------------------------------    --------------------------    -------------------------------------
                 +200                            16%                                 (8%)
                 +100                             6%                                 (7%)
                  0                              (4%)                                (6%)
                 -100                           (13%)                                (5%)
                 -200                           (23%)                                (4%)

INVESTMENT PORTFOLIO

      The following table provides the carrying value of the Company's investment portfolio at each of the dates indicated. At December 31, 2002, the market value exceeded the carrying value by approximately $2.3 million, and at December 31, 2001, the market value exceeded the carrying value by approximately $287,000.

                                                                                          AS OF DECEMBER 31,
                                                                                ---------------------------------------
                                                                                  2002           2001            2000
                                                                                --------       --------        --------
                                                                                         (DOLLARS IN THOUSANDS)
     U.S. Treasury securities............................................       $    499       $    498        $     --
     U.S. government agency securities...................................        121,227        161,603         116,698
     Mortgage-backed securities..........................................         64,139         19,539          11,463
     Obligations of states and political subdivisions....................          3,665          3,503           4,054
     Other securities....................................................          4,564          2,279           2,194
                                                                                --------       --------        --------
         Total investment securities.....................................       $194,094       $187,422        $134,409
                                                                                ========       ========        ========

      The table below provides the carrying values, maturities, and weighted average yield of the investment portfolio of the Company as of December 31, 2002.

                                                                                AVERAGE    WEIGHTED
                                                                      CARRYING  MATURITY    AVERAGE
                                                                       VALUE    (YEARS)     YIELDS
                                                                      --------  --------   --------
                                                                           (DOLLARS IN THOUSANDS)
    U.S. Treasury securities .......................................  $    499      0.14       1.62%
    U.S. government agency securities
          One year or less .........................................    15,771      0.48       5.10
          After one through five years .............................    97,443      3.66       3.80
          After five through ten years .............................     8,013      5.51       4.13
                                                                      --------  --------   --------
             Total U.S. government agency securities ...............   121,227      3.37       3.99
    Mortgage-backed securities
          After one through five years .............................     2,097      4.04       6.47
          After five through ten years .............................    62,042     13.73       5.62
                                                                      --------  --------   --------
             Total mortgage-backed securities ......................    64,139     13.41       5.65
    Obligations of states and political subdivisions
          One year or less .........................................       522      0.97       6.32
          After one through five years .............................     2,318      3.09       4.23
          After five through ten years .............................       825      9.64       5.13
                                                                      --------  --------   --------
             Total states and political subdivisions securities ....     3,665      4.26       4.73
    Other securities ...............................................     4,564        --       3.49
                                                                      --------  --------   --------
             Total investment securities............................  $194,094      6.62       4.54%
                                                                      ========  ========   ========

LOAN AND LEASE PORTFOLIO

                                                                  AS OF DECEMBER 31,
                             ----------------------------------------------------------------------------------------------
                                    2002               2001               2000               1999              1998
                             ----------------------------------------------------------------------------------------------
                               AMOUNT   PERCENT   AMOUNT  PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT  PERCENT
                             ---------- -------- -------- -------  --------- -------  --------- --------  ------- ---------
                                                                (DOLLARS IN THOUSANDS)
Commercial................   $  100,813    9.9%  $ 90,187   16.4%  $  82,901   18.0%   $ 65,702   15.3%  $ 53,942   16.1%
Real estate--mortgage.....      759,884   74.7    321,912   58.7     279,470   60.7     214,844   50.1    167,980   50.1
Real estate--construction.      100,458    9.9     98,086   17.9      68,282   14.9      65,844   15.4     47,357   14.1
Consumer and other........       35,555    3.5     25,557    4.6      24,451    5.3      20,203    4.7     18,089    5.5
Mortgage loans available
  for sale................       20,315    2.0     12,980    2.4       4,980    1.1         995    0.3         --     --
Leases....................           --     --         --     --          --     --      61,050   14.2     47,651   14.2
                             ----------  -----   --------  -----    --------  -----    --------  -----   --------  -----
Total loans and leases....   $1,017,025  100.0%  $548,722  100.0%   $460,084  100.0%   $428,638  100.0%  $335,019  100.0%
                             ==========  =====   ========  =====    ========  =====    ========  =====   ========  =====

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

      The following table presents the aggregate maturities of loans in each major category of the Company's loan portfolio at December 31, 2002. Actual maturities may differ from the contractual maturities shown as a result of renewals and prepayments.

                                                                       AS OF DECEMBER 31, 2002
                                                    --------------------------------------------------------------
                                                       LESS THAN         ONE TO       OVER FIVE
                                                       ONE YEAR        FIVE YEARS       YEARS            TOTAL
                                                    --------------  --------------  --------------  --------------
                                                                         (DOLLARS IN THOUSANDS)
Fixed-rate loans:
      Commercial .................................  $       13,306  $       14,539  $        1,075  $       28,920
      Real estate ................................          30,147          37,997          38,998         107,142
      Consumer ...................................          10,776          15,267             912          26,955
      Mortgage loans available for sale ..........          14,318              --              --          14,318
                                                    --------------  --------------  --------------  --------------
         Total fixed-rate loans ..................          68,547          67,803          40,985         177,335
                                                    --------------  --------------  --------------  --------------
Variable-rate loans:
      Commercial .................................          67,118           4,434             341          71,893
      Real estate ................................         485,720         253,965          13,515         753,200
      Consumer ...................................           8,386             110             104           8,600
      Mortgage loans available for sale ..........           5,997              --              --           5,997
                                                    --------------  --------------  --------------  --------------
          Total variable-rate loans ..............         567,221         258,509          13,960         839,690
                                                    --------------  --------------  --------------  --------------
          Total loans ............................  $      635,768  $      326,312  $       54,945  $    1,017,025
                                                    ==============  ==============  ==============  ==============

NONPERFORMING ASSETS

      Nonperforming assets consist of loans and leases past due 90 days or more, non-accrual loans and leases, restructured loans and leases, and other real estate owned. The Company generally places a loan on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory or the Company becomes aware that adverse factors have occurred that create substantial doubt about the collectability of the loan. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received, while a loan is classified as non-accrual, are recorded as a reduction of principal as long as doubt exists as to collection.

      Potential problem assets are defined as loans presently accruing interest, and not contractually past due 90 days or more and not restructured, but about which management has doubt as to the future ability of the borrower to comply with present repayment terms, which may result in the reporting of the loans as nonperforming assets in the future. Management monitors the performance and value of any collateral securing such loans monthly, and in cases where the loan balance exceeds estimated fair value of collateral, a specific portion of the allowance for loan losses is allocated to these loans. At December 31, 2002, $508,000 of the allowance for loan losses was allocated specifically to such loans.

The following table sets forth information with respect to these assets at the dates indicated.

                                                                                     AS OF DECEMBER 31,
                                                                   ----------------------------------------------------
                                                                       2002       2001       2000       1999       1998
                                                                   --------   --------   --------   --------   --------
                                                                                   (DOLLARS IN THOUSANDS)
Loans and leases past due 90 days or more .......................  $    721   $      3   $      6   $     84   $     79
Non-accrual loans and leases ....................................    10,241      2,480      1,937      2,725      6,566
                                                                   --------   --------   --------   --------   --------
     Total nonperforming loans and leases .......................    10,962      2,483      1,943      2,809      6,645
Other real estate owned .........................................       908        272      2,016      1,917        697
                                                                   --------   --------   --------   --------   --------
     Total nonperforming assets .................................  $ 11,870   $  2,755   $  3,959   $  4,726   $  7,342
                                                                   ========   ========   ========   ========   ========
Allowance for loan and lease losses .............................  $ 11,838   $  7,207   $  6,308   $  5,387   $  3,875
                                                                   ========   ========   ========   ========   ========
Potential problem assets ........................................  $ 23,286   $ 13,331   $  5,053   $  5,133   $  3,289
                                                                   ========   ========   ========   ========   ========

Ratio of total nonperforming assets to total assets .............      0.86%      0.33%      0.61%      0.83%      1.49%
Ratio of total nonperforming loans and leases to total loans
     and leases .................................................      1.08%      0.45%      0.42%      0.66%      1.98%
Ratio of allowance for loan and lease losses to total
     nonperforming loans and leases .............................       108%       290%       325%       192%        58%

      Non-accrual loans as of December 31, 2002 include approximately $5,161,000 of non-accrual loans related to the acquisition of First Community, $3,046,000 of which are in the process of being sold and are classified as mortgage loans available for sale.

      Loans on which the accrual of interest has been discontinued amounted to $10,241,251, $2,480,575, and $1,937,452 at December 31, 2002, 2001, and 2000,
respectively. If interest on such loans had been accrued, such income would have been approximately $203,000 in 2002, $70,000 in 2001, and $199,000 in 2000.
Actual interest income on those loans, which is recorded only when received, amounted to zero in 2002, 2001, and 2000.

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

                                                                                 AS OF DECEMBER 31,
                                                              -----------------------------------------------------------
                                                              -----------------------------------------------------------
                                                                 2002        2001         2000       1999       1998
                                                              -----------------------------------------------------------
                                                                               (DOLLARS IN THOUSANDS)
Allowance for loan and lease losses, beginning of period...      $ 7,207      $6,308      $5,387     $3,875      $3,280
Charge-offs:
     Commercial and other.................................           598       1,034       1,153      1,315       1,083
     Real estate loans....................................           358         338         664        256         389
     Consumer loans.......................................           298         201         112        101          98
    Credit cards...........................................          174         130          23        129         171
    Leases  ...............................................           --          --         104        191         180
                                                                 -------      ------      ------     ------      ------
          Total charge-offs...............................         1,428       1,703       2,056      1,992       1,921
                                                                 -------      ------      ------     ------      ------
Recoveries:
    Commercial and other..................................           121          45         367        255         109
     Real estate loans....................................            57          47          27         50           3
     Consumer loans.......................................            93         100          70         55          68
    Credit cards...........................................           34          24          36         31          14
    Leases.................................................           --          --           2         38          --
                                                                 -------      ------      ------     ------      ------
          Total recoveries................................           305         216         502        429         194
                                                                 -------      ------      ------     ------      ------
Net charge-offs............................................        1,123       1,487       1,554      1,563       1,727
Provision for loan and lease losses........................        2,589       2,386       2,475      3,075       2,322
Allowance acquired from First Community....................        3,165          --          --         --          --
                                                                  ------      ------      ------     ------      ------
Allowance for loan and lease losses, end of period.........      $11,838      $7,207      $6,308     $5,387      $3,875
                                                                 =======      ======      ======     ======      ======
As a percentage of average total loans and leases:
     Net charge-offs......................................          0.16%       0.30%       0.37%      0.40%       0.56%
     Provision for loan and lease losses..................          0.37        0.48        0.58       0.79        0.75
     Allowance for loan and lease losses..................          1.71        1.45        1.48       1.39        1.26
 As a percentage of total loans and leases at year-end:
     Allowance for loan and lease losses..................          1.16        1.31        1.37       1.26        1.16
 As a multiple of net charge-offs:
     Allowance for loan and lease losses..................         10.54        4.85        4.06       3.45        2.24
     Income before income taxes and provision for loan
        and lease losses..................................         16.19       10.13        8.72       7.12        5.08


      Specific reserves are provided for individual loans and leases where ultimate collection is considered questionable by management after reviewing the current status of loans and leases that are contractually past due and considering the net realizable value of the security and of the loan guarantees, if applicable. The following table sets forth the allowance for loan and lease losses by category, based upon management's assessment of the risk associated with these categories at the dates indicated, and summarizes the percentage of gross loans and leases in each category as a percentage of total loans and leases.


                                                                    AS OF DECEMBER 31,
                       ------------------------------------------------------------------------------------------------------------
                                2002                 2001                 2000                  1999                 1998
                       --------------------- -------------------- --------------------- --------------------- ---------------------
                                                                 (DOLLARS IN THOUSANDS)

                                     PERCENT               PERCENT               PERCENT               PERCENT              PERCENT
                                       OF                     OF                    OF                   OF                   OF
                                      LOANS                  LOANS                LOANS                 LOANS                LOANS
                                       AND                   AND                   AND                   AND                  AND
                                      LEASES                LEASES                LEASES                LEASES               LEASES
                                        TO                    TO                    TO                    TO                   TO
                                      TOTAL                 TOTAL                 TOTAL                 TOTAL                TOTAL
                          AMOUNT      LOANS     AMOUNT      LOANS     AMOUNT      LOANS     AMOUNT      LOANS     AMOUNT     LOANS
                            OF         AND        OF         AND        OF         AND        OF         AND        OF        AND
                         ALLOWANCE    LEASES   ALLOWANCE    LEASES   ALLOWANCE    LEASES   ALLOWANCE    LEASES   ALLOWANCE   LEASES
                         ---------   -------   ---------   -------   ---------   -------   ---------   -------   ---------  -------
Commercial and
   unallocated portion.  $  10,679      9.91%  $   6,376     16.40%  $   3,604     18.02%  $   3,876     15.30%  $   2,187    16.10%
Real estate ...........        614     86.59         607     79.00       2,586     61.83         710     65.80         867    64.28
Leases ................         --        --          --        --          --     14.84         305     14.20         404    14.22
Consumer ..............        545      3.50         224      4.60         118      5.31         496      4.70         417     5.40
                         ---------   -------   ---------   -------   ---------   -------   ---------   -------   ---------  -------
     Total allowance
       for loan and
       lease losses ...  $  11,838    100.00%  $   7,207    100.00%  $   6,308    100.00%  $   5,387    100.00%  $   3,875   100.00%
                         =========   =======   =========   =======   =========   =======   =========   =======   =========  =======

DEPOSITS

      The following table presents the average balances outstanding for each major category of the Company's deposits and weighted average interest rate paid for interest-bearing deposits for the periods indicated.

                                                                  YEARS ENDED DECEMBER 31,
                                             -------------------------------------------------------------------
                                                    2002                   2001                    2000
                                             -------------------------------------------------------------------
                                                                   (DOLLARS IN THOUSANDS)
                                                        WEIGHTED                WEIGHTED                WEIGHTED
                                                         AVERAGE                 AVERAGE                 AVERAGE
                                             AVERAGE    INTEREST     AVERAGE    INTEREST     AVERAGE    INTEREST
                                             BALANCE      RATE       BALANCE      RATE       BALANCE      RATE
                                             -------    --------     -------    --------     -------    --------
Interest-bearing demand accounts..........   $165,716      0.76%     $115,773      1.35%     $103,371      2.22%
Certificates of deposit...................    346,789      3.70       264,176      5.39       206,222      5.72
Money market savings accounts.............     84,729      1.76        51,737      2.83        46,956      3.62
Regular savings accounts..................     48,964      1.23        39,975      2.27        34,080      2.82
Non-interest-bearing demand
accounts..................................    159,219        --       113,402        --        93,499        --
                                             --------      ----      --------      ----      --------      ----
                Totals....................   $805,417      2.50%     $585,063      3.85%     $484,128      4.29%
                                             ========      ====      ========      ====      ========      ====

      The following table shows the amount and maturity of certificates of deposit that had balances of $100,000 or more and the percentage of the total for each maturity.

                                                                      AS OF DECEMBER 31,
                                             ------------------------------------------------------------------
                                                     2002                   2001                     2000
                                             ------------------      ------------------      ------------------
                                                                    (DOLLARS IN THOUSANDS)
Three months or less......................   $ 52,584     23.75%     $ 68,615     38.96%     $ 39,464     34.29%
Three through twelve months...............    107,629     48.61        81,535     46.30        58,643     50.96
Over twelve months........................     61,189     27.64        25,955     14.74        16,978     14.75
                                             --------    ------      --------    ------      --------    ------
                Totals....................   $221,402    100.00%     $176,105    100.00%     $115,085    100.00%
                                             ========    ======      ========    ======      ========    ======

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

      Securities sold under agreements to repurchase totaled $70.8 million, $72.3 million, and $67.8 million at December 31, 2002, 2001, and 2000, respectively. The weighted average interest rate on securities sold under agreements to repurchase was 0.49%, 1.15%, and 5.36% at December 31, 2002, 2001, and 2000, respectively.

      Securities sold under agreements to repurchase are summarized as follows:

                                                                            YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------------
                                                                  2002              2001                2000
                                                              -----------        -----------        -----------
Balance.................................................      $70,764,215        $72,258,011        $67,769,015
Weighted average interest rate .........................             0.49%              1.15%              5.36%
Maximum amount outstanding at any month end.............      $70,764,215        $85,831,696        $67,769,015
Average balance outstanding during the period ..........      $65,339,000        $71,833,000        $55,151,000
Weighted average interest rate during the period .......             0.89%              2.68%              4.76%

RETURN ON EQUITY AND ASSETS

      The following table shows the return on average assets, return on average equity, dividend payout ratio, and ratio of average equity to average assets for the periods indicated.

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------------
                                                                  2002              2001                2000
                                                              -----------        -----------        -----------
        Return on average assets........................          1.00%             1.13%              1.21%
        Return on average equity........................         12.14             14.64              15.23
        Dividend payout ratio...........................         21.61             20.47              17.91
        Average equity to average assets................          8.22              7.75               7.93

RESULTS OF OPERATIONS--YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

      OVERVIEW. The Company's net income increased to $10.0 million in 2002, from $8.1 million in 2001 and from $7.2 million in 2000. Net interest income increased to $44.1 million in 2002, compared to $35.2 million in 2001 and $32.0 million in 2000. Total non-interest income increased to $12.7 million in 2002, compared to $9.4 million in 2001 and $7.8 million in 2000. These increases were offset by non-interest expenses that increased to $38.6 million in 2002, compared to $29.6 million in 2001 and $26.2 million in 2000. Income tax expense increased to $5.6 million in 2002, from $4.5 million in 2001 and $3.8 million in 2000.

      The Company completed the acquisition and merger of First Community Industrial Bank ("First Community") on October 1, 2002 for approximately $67 million. The Company financed this acquisition through a public offering of its common stock in August 2002, which netted approximately $51 million, and through the issuance of approximately $25 million in trust preferred securities in June of 2002. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of First Community were recorded at their respective fair values on October 1, 2002. First State acquired approximately $343 million in loans and approximately $242 million in deposits, and recognized goodwill of approximately $43 million related to the transaction. The First Community account balances acquired on October 1, 2002 and the results of operations since October 1, 2002 are included in the results of the Company.

      During 2001, a significant competitor in the Company's market area was acquired by another institution in the market, requiring the purchaser to divest of significant deposits to another institution owned by an out-of-state company. The Company geared many of its activities, including marketing efforts, to capturing market share disrupted by this acquisition. Management believes that a significant amount of its deposit growth in 2001 was a result of this transaction and the Company's efforts to capitalize on it. While management believes that the Company will continue to increase its market share as a result of this acquisition, management does not expect its market share growth from this acquisition to continue at the same rate as that experienced in 2002 and 2001.

      The decline in interest rates in 2001 and 2002 had the impact of compressing the Company's net interest margin because of the Company's asset sensitive position. If the decline in rates were to halt, this compression should be abated and any increase in rates by the Federal Reserve would be expected to have the effect of increasing the Company's net interest margin. The decline in rates also had the effect of stimulating demand for one- to four-family residential real estate. That increased demand contributed to the growth in real estate construction loans and originations of mortgage loans available for sale. With interest rates at historically low levels, management expects that increases in rates will occur that will slow the pace of demand for one- to four-family residential real estate, which would have the effect of reducing the rate of growth in construction loans and mortgage loans originated for sale.

      INTEREST INCOME. Interest income increased to $62.4 million in 2002, from $55.7 million in 2001 and $52.2 million in 2000. This increase was due to an increase in average interest-earning assets. Average interest-earning assets were $920 million in 2002, compared to $672 million in 2001 and $557 million in 2000. The increase in average interest-earning assets occurred in loans and investment securities, and was made possible by the acquisition of First Community and the Company's successful efforts to increase its deposit market share. Principally as a result of the Federal Reserve Bank's rate cuts, the Company's yield on interest-earning assets decreased to 6.78% in 2002, from 8.29% in 2001 and 9.36% in 2000.

      INTEREST EXPENSE. Interest expense decreased to $18.4 million in 2002, from $20.5 million in 2001 and $20.2 million in 2000. This decrease was due to a decrease in the cost of interest-bearing liabilities, partially offset by an increase in average interest-bearing liabilities. Average interest-bearing liabilities increased to $753 million in 2002, from $545 million in 2001 and $453 million in 2000. The increase in average interest-bearing liabilities was due to an increase in average interest-bearing deposits of $174.5 million, an increase in average borrowings of $15.2 million, and an increase in average trust preferred securities of $20.1 million. The increase in interest-bearing deposits, borrowings, and trust preferred securities is a result of the acquisition of First Community and the Company's success in increasing its market share. The average cost of interest-bearing liabilities decreased to 2.44% in 2002, from 3.76% in 2001 and 4.46% in 2000. The decrease in the cost of interest bearing liabilities is a direct result of the Federal Reserve Bank's rate cuts.

      NET INTEREST INCOME. Net interest income is interest earned on loans and investments less interest expense on deposit accounts and borrowings. Primary factors affecting the level of net interest income include the margin between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as the volume and composition of average interest-earning assets and average interest-bearing liabilities. Net interest income increased to $44.1 million in 2002, from $35.2 million in 2001 and $32.0 million in 2000. This increase was due to increases in average loans of $194.8 million and average investment securities of $38.5 million. Net interest margin was 4.79% in 2002, compared to 5.24% in 2001 and 5.73% in 2000.

      PROVISION FOR LOAN AND LEASE LOSSES. The provision for loan losses increased to $2.6 million in 2002, from $2.4 million in 2001 and $2.5 million in 2000. The provision in each year was based on management's judgment concerning the amount of allowance for loan losses necessary after its review of various factors, which it believes affect the credit quality of the loan portfolio. Charge-offs net of recoveries of loans and leases were $1.1 million in 2002, $1.5 million in 2001, and $1.6 million in 2000. The percentage of net charge-offs to average loans was 0.16% in 2002 and 0.30% in 2001. Management intends to continue to provide for potential loan losses based upon growth in the portfolio, trends in delinquencies, charge-off experience, and local and national economic conditions.

      NON-INTEREST INCOME. Non-interest income was $12.7 million in 2002, compared to $9.4 million in 2001 and $7.8 million in 2000. The increase for 2002 compared to 2001 was primarily the result of increased service charges on deposit accounts, credit card transaction fees, and an increase in the gain on sale of mortgage loans. Service charges on deposits were $3.4 million, $2.9 million, and $2.4 million for the years ended December 31, 2002, 2001, and 2000, respectively, due principally to increases in deposits in those years. The gain on the sale of mortgage loans totaled $2.8 million in 2002, $1.8 million in 2001, and $658,000 in 2000. The increase in 2002 from 2001 was significantly aided by the decrease in interest rates during 2002 and in 2001, which increased demand for one- to four-family residential properties, resulting in higher origination volumes. Credit card transaction fees increased to $4.2 million in 2002, from $3.2 million in 2001 and $2.4 million in 2000. These increases are the result of the Company's efforts to increase its market share. In 2000, non-interest income included an $879,000 gain on the sale of the Company's leasing division, a $333,000 loss on the sale of investment securities, and a $259,000 gain on the sale of a property recovered in satisfaction of a loan.

      NON-INTEREST EXPENSES. Non-interest expenses increased to $38.6 million in 2002, from $29.6 million in 2001 and $26.2 million in 2000. This increase was due largely to increases in salaries and employee benefits, occupancy, equipment, and marketing expense as a result of the Company's growth. Salaries and employee benefits increased to $18.0 million in 2002, from $13.6 million in 2001 and $11.8 million in 2000. Occupancy expense increased to $4.4 million in 2002, from $3.4 million in 2001 and $3.1 million in 2000. Equipment expense increased to $2.8 million in 2002, from $2.1 million in 2001 and $1.9 million in 2000. Marketing expense increased to $2.1 million in 2002, compared to $1.5 million in 2001 and $1.3 million in 2000. The increases in salary and occupancy expense are due primarily to the acquisition and merger of First Community, increased commissions for the production of mortgage loans sold, and the settlement of an executive employment agreement. The growth in marketing expense is a result of the Company's efforts to capture market share and capitalize on the opportunity to do so as a result of acquisitions of banks with New Mexico operations by companies outside New Mexico. Management anticipates that non-interest expenses will continue to increase with additional growth.

     INCOME TAX EXPENSE. Income tax expense increased to $5.6 million in 2002, from $4.5 million in 2001 and $3.8 million in 2000. Management anticipates that the Company's effective tax rate will be slightly higher in 2003.

LIQUIDITY AND SOURCES OF FUNDS

   The Company's primary sources of funds are customer deposits, and loan and lease repayments. These funds are used to make loans, acquire investment securities and other assets, and fund continuing operations. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not stable sources of funds. Deposits of the Company increased to $1.080 billion at December 31, 2002, from $685 million at December 31, 2001. Growth in deposits has occurred primarily as a result of the Company's acquisition and merger of First Community and efforts to increase market share by taking advantage of market dislocations caused by the acquisition of local competitors and growth in the economy of the Company's market area.

     Net loans of the Company increased to $1.005 billion at December 31, 2002 from $542 million as of December 31, 2001. During 2002, real estate loans increased by $440.3 million, commercial loans increased by $10.6 million, consumer loans increased by $10.0 million, and mortgage loans available for sale increased by $7.3 million. The increase in loans is due to the acquisition and merger of First Community and the Company's successful efforts to increase its market share by taking advantage of market dislocations caused by the acquisition of local competitors and growth in the economy of the Company's market area.

     The Company maintains an investment securities portfolio made up of U.S. Treasury, U.S. agency, mortgage-backed securities issued by U.S. agencies, municipal bonds, and other securities. These securities may be used as a source of liquidity either through sale of securities available for sale or pledging for qualified deposits, or as collateral for Federal Home Loan Bank borrowings.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following tables present contractual cash obligations, defined as principal of non-deposit obligations with maturities in excess of one year, and property and equipment operating lease obligations, and commercial commitments, defined as commitments to extended credit as of December 31, 2002. See notes 8, 9, and 13 of the notes to the consolidated financial statements.

                                                                               PAYMENTS DUE BY PERIOD
                                                           ---------------------------------------------------------------
                                                                               (DOLLARS IN THOUSANDS)
                                                           ---------------------------------------------------------------
                                                                                       ONE TO
                                                                         ONE YEAR       THREE      FOUR TO        AFTER
                 CONTRACTUAL CASH OBLIGATIONS                 TOTAL      AND LESS       YEARS     FIVE YEARS   FIVE YEARS
                                                           ------------ -----------  ----------- ------------ ------------
FHLB advances........................................        $ 79,763     $23,811      $47,938      $ 8,014      $    --
Note Payable.........................................             911          41           91          102          677
Operating leases.....................................          23,921       2,913        5,224        4,330       11,454
Trust preferred securities...........................          32,500          --           --           --       32,500
                                                             --------     -------      -------      -------      -------
     Total contractual cash obligations..............        $137,095     $26,765      $53,253      $12,446      $44,631
                                                             ========     =======      =======      =======      =======


                                                                     AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                           ---------------------------------------------------------------
                                                                               (DOLLARS IN THOUSANDS)
                                                           ---------------------------------------------------------------
                                                             UNFUNDED   LESS THAN     ONE TO         FOUR TO        AFTER
              COMMERCIAL COMMITMENTS                        COMMITMENTS  ONE YEAR    THREE YEARS    FIVE YEARS   FIVE YEARS
                                                            -----------  --------    -----------    ----------   ----------
Lines of credit......................................        $148,181    $ 99,410      $ 8,044         $ 68      $40,659
Standby letters of credit............................          10,040       7,581        2,184          275           --
                                                             --------    --------      -------         ----      -------
     Total commercial commitments....................        $158,221    $106,991      $10,228         $343      $40,659
                                                             ========    ========      =======         ====      =======

CRITICAL ACCOUNTING POLICIES

      Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain an adequate allowance. Estimating the allowance is a critical accounting policy. Management uses a systematic methodology with subjective elements that require material estimates which are subject to revision as facts and circumstances warrant. In assessing the adequacy of the allowance, management reviews the size, quality, and risks of loans in the portfolio, and considers factors such as specific known risks, past experience, the status and amount of nonperforming assets, and economic conditions. A specific percentage is allocated to total loans in good standing and not specifically reserved, while additional amounts are added for individual loans considered to have specific loss potential. Loans identified as losses are charged off. Based on total allocations, the provision is recorded to maintain the allowance at a level deemed appropriate by management based on probable losses in the loan portfolio.

      The excess of cost over fair value of the net assets of acquired banks is recorded as goodwill. Prior to 2002, goodwill was amortized over its estimated useful life on a straight-line basis and the recoverability of goodwill assessed by determining whether the amortization can be recovered through projected undiscounted future results of operations. Beginning in 2002, goodwill is no longer amortized, but instead tested for impairment at least annually.

CAPITAL RESOURCES

      The Company's total stockholders' equity increased to $117.5 million at December 31, 2002 from $58.3 million at December 31, 2001. Of the $59.2 million increase, $51.0 million was a result of the public offering of approximately 2.4 million shares of common stock, and $10.0 million was produced by earnings, offset by stock repurchases of $660,000 and dividend payments of $2.2 million.

      In connection with the Company's acquisition of First Community, the Company issued 2.4 million shares of common stock. The Company offered these shares to the public at a price of $22.50 per share. In connection with this offering, the Company paid a 5% commission to the underwriters, and certain legal, accounting, and printing expenses, resulting in net proceeds to the Company of approximately $51.0 million. The net proceeds were used to pay a portion of the purchase price for First Community.

      During 2002, the Company issued trust preferred securities of $25 million which are included as borrowings on the consolidated balance sheet and counted as Tier I capital for regulatory capital purposes. Management currently intends to continue to retain a major portion of the Company's earnings to support anticipated growth. As of December 31, 2002, the Company and its subsidiary bank met the fully phased-in regulatory capital requirements as further disclosed in note 11 to the consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

      This document includes forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The discussions regarding our interest rate sensitivity include forward-looking statements. Other forward-looking statements can be identified by the use of forward-looking words such as "believe," "expect," "may," "will," "should," "seek," "approximately," "intend," "plan," "estimate," or "anticipate" or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statement. Some factors include fluctuations in interest rates, inflation, government regulations, loss of key personnel, faster or slower than anticipated growth, and economic conditions and competition in the geographic and business areas in which we conduct our operations.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
First State Bancorporation:

      We have audited the accompanying consolidated balance sheets of First State Bancorporation and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First State Bancorporation and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(e) to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.


                                          KPMG LLP

Albuquerque, New Mexico
January 17, 2003

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                                AS OF DECEMBER 31,
                                                                                       -----------------------------------
                                                                                             2002               2001
                                                                                       ----------------   ----------------
                                       ASSETS
Cash and due from banks (note 3) ....................................................  $     51,902,361   $     37,362,627
Interest-bearing deposits with banks ................................................        22,828,489          4,782,910
Federal funds sold ..................................................................        14,140,500         22,745,023
                                                                                       ----------------   ----------------
               Total cash and cash equivalents ......................................        88,871,350         64,890,560
Investment securities (note 4):
     Available for sale (at market, amortized cost of $120,616,765 and
        $129,242,785 at December 31, 2002 and 2001) .................................       121,710,744        130,290,113
     Held to maturity (at amortized cost, market of $70,127,021 and
        $55,139,934 at December 31, 2002 and 2001) ..................................        67,818,738         54,853,227
     Federal Home Loan Bank stock and Federal Reserve Bank stock at cost ............         4,564,250          2,278,750
                                                                                       ----------------   ----------------
               Total investment securities ..........................................       194,093,732        187,422,090
Mortgage loans available for sale (note 5) ..........................................        20,315,260         12,980,206
Loans held for investment net of unearned interest (note 5) .........................       996,709,505        535,742,261
Less allowance for loan losses (note 5) .............................................        11,837,887          7,207,118
                                                                                       ----------------   ----------------
               Net loans ............................................................     1,005,186,878        541,515,349
Premises and equipment, net (note 6) ................................................        16,503,134         14,324,259
Accrued interest receivable .........................................................         5,383,622          4,154,790
Other real estate owned .............................................................           908,163            272,042
Goodwill, less accumulated amortization of $1,234,953 at
     December 31, 2002 and 2001 (note 2) ............................................        43,411,817            360,852
Cash surrender value of bank owned life insurance ...................................        18,153,002          7,597,775
Deferred tax asset, net (note 10) ...................................................         3,373,164          2,677,395
Other assets, net ...................................................................        10,984,744          4,706,158
                                                                                       ----------------   ----------------
               Total assets .........................................................  $  1,386,869,606   $    827,921,270
                                                                                       ================   ================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits (note 7):
                Non-interest-bearing ................................................  $    189,062,626   $    135,798,116
                Interest-bearing ....................................................       890,621,676        549,223,949
                                                                                       ----------------   ----------------
                  Total deposits ....................................................     1,079,684,302        685,022,065
     Securities sold under agreements to repurchase (note 8) ........................        70,764,215         72,258,011
     Borrowings (note 8) ............................................................       113,173,894          8,780,820
     Other liabilities ..............................................................         5,779,579          3,515,661
                                                                                       ----------------   ----------------
                  Total liabilities .................................................     1,269,401,990        769,576,557
Stockholders' equity (note 11):
     Preferred stock, no par value, 1,000,000 shares authorized, none issued or
       outstanding ..................................................................                --                 --
     Common stock, no par value, 20,000,000 shares authorized; issued, 7,704,884 and 5,235,134; outstanding, 7,327,834 and 4,885,584 at December 31, 2002
       and 2001 .....................................................................        82,293,817         30,348,120
     Treasury stock, at cost (377,050 shares at December 31, 2002 and 349,550
       shares at December 31, 2001) .................................................        (5,446,841)        (4,786,788)
     Retained earnings ..............................................................        39,898,614         32,092,144
     Accumulated other comprehensive gains -
        Unrealized gains on investment securities, net of tax (notes 4 and 10) ......           722,026            691,237
                                                                                       ----------------   ----------------
                  Total stockholders' equity ........................................       117,467,616         58,344,713
Commitments and contingencies (notes 9, 12, and 13) .................................                --                 --
                                                                                       ----------------   ----------------
                  Total liabilities and stockholders' equity ........................  $  1,386,869,606   $    827,921,270
                                                                                       ================   ================

          See accompanying notes to consolidated financial statements.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       YEARS ENDED DECEMBER 31,
                                                                             -----------------------------------------
                                                                                 2002           2001          2000
                                                                             ------------   ------------  ------------
Interest income:
    Interest and fees on loans and leases .................................  $ 52,921,671   $ 46,648,160  $ 43,784,197
    Interest on marketable securities:
         Taxable ..........................................................     8,757,692      8,092,235     7,458,305
         Nontaxable .......................................................       148,324        174,385       195,062
    Federal funds sold ....................................................       359,385        170,001       316,718
    Interest-bearing deposits other banks .................................       260,474        628,253       397,361
                                                                             ------------   ------------  ------------
         Total interest income ............................................    62,447,546     55,713,034    52,151,643
Interest expense:
    Deposits ..............................................................    16,182,571     18,180,687    16,744,458
    Short-term borrowings (note 8) ........................................       689,221      2,160,061     3,083,875
    Long-term debt (note 8) ...............................................     1,511,968        137,543       370,059
                                                                             ------------   ------------  ------------
         Total interest expense ...........................................    18,383,760     20,478,291    20,198,392
                                                                             ------------   ------------  ------------
         Net interest income ..............................................    44,063,786     35,234,743    31,953,251
Provision for loan and lease losses (note 5) ..............................     2,588,800      2,385,500     2,475,008
                                                                             ------------   ------------  ------------
         Net interest income after provision for loan and lease losses ....    41,474,986     32,849,243    29,478,243
                                                                             ------------   ------------  ------------
Non-interest income:
    Service charges on deposit accounts ...................................     3,439,236      2,916,149     2,425,566
    Other banking service fees ............................................     1,083,012        488,689       431,011
    Credit card transaction fees ..........................................     4,194,758      3,208,699     2,446,858
    Operating lease income ................................................        33,355         35,454       134,415
    Gain (loss) on sale or call of investment securities ..................        (8,186)        47,682      (333,142)
    Gain on sale of leasing division ......................................            --             --       879,078
    Check imprint income ..................................................       528,774        501,787       438,676
    Gain on sale of mortgage loans ........................................     2,767,871      1,815,218       658,332
    Other .................................................................       659,398        400,053       701,176
                                                                             ------------   ------------  ------------
         Total non-interest income ........................................    12,698,218      9,413,731     7,781,970
                                                                             ------------   ------------  ------------
Non-interest expenses:
    Salaries and employee benefits (notes 11 and 12) ......................    18,022,784     13,641,883    11,783,716
    Occupancy .............................................................     4,352,525      3,444,408     3,107,404
    Data processing .......................................................     2,010,630      1,369,062     1,219,681
    Credit card interchange ...............................................     2,004,023      1,650,381     1,252,509
    Equipment .............................................................     2,780,598      2,113,045     1,911,345
    Leased equipment depreciation .........................................            --             --        70,241
    Legal, accounting, and consulting .....................................       815,937        583,089       766,734
    Marketing .............................................................     2,109,314      1,496,305     1,330,095
    Telephone expense .....................................................       886,790        705,895       497,577
    Supplies ..............................................................       755,256        588,125       460,211
    Other real estate owned ...............................................       131,694        286,214       168,966
    FDIC insurance premiums ...............................................       129,458        101,198        95,722
    Amortization of intangibles ...........................................        52,663        104,206       104,206
    Check imprint expense .................................................       495,084        449,097       372,641
    Other .................................................................     4,037,448      3,067,338     3,038,763
                                                                             ------------   ------------  ------------
         Total non-interest expenses ......................................    38,584,204     29,600,246    26,179,811
                                                                             ------------   ------------  ------------
Income before income taxes ................................................    15,589,000     12,662,728    11,080,402
Income tax expense (note 10) ..............................................     5,630,896      4,520,955     3,848,738
                                                                             ------------   ------------  ------------
Net income ................................................................  $  9,958,104   $  8,141,773  $  7,231,664
                                                                             ============   ============  ============
Earnings per share (note 1):
    Basic earnings per share ..............................................  $       1.72   $       1.66  $       1.48
                                                                             ============   ============  ============
    Diluted earnings per share ............................................  $       1.66   $       1.61  $       1.45
                                                                             ============   ============  ============

          See accompanying notes to consolidated financial statements.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                                     YEARS ENDED DECEMBER 31,
                                                                             -----------------------------------------
                                                                                 2002          2001           2000
                                                                             ------------  ------------   ------------
Net income ................................................................  $  9,958,104  $  8,141,773   $  7,231,664
Other comprehensive gain, net of tax - unrealized holding gains on
 securities available for sale arising during period ......................        25,386       740,641      1,109,032
Reclassification adjustment for losses (gain) included in net income ......         5,403       (47,682)       219,873
                                                                             ------------  ------------   ------------
   Total comprehensive income .............................................  $  9,988,893  $  8,834,732   $  8,560,569
                                                                             ============  ============   ============


          See accompanying notes to consolidated financial statements.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                                          ----------------------------------------------------------------------------------------
                                                                                                       ACCUMULATED
                                            COMMON        COMMON                                          OTHER          TOTAL
                                            STOCK         STOCK          TREASURY       RETAINED      COMPREHENSIVE  STOCKHOLDERS'
                                            SHARES        AMOUNT          STOCK         EARNINGS      GAINS (LOSSES)     EQUITY
                                          ----------   -------------  -------------   -------------   -------------  -------------
Balance at December 31, 1999 ............  4,930,096   $  29,459,807  $  (3,012,031)  $  19,309,878   $  (1,330,627) $  44,427,027
                                          ----------   -------------  -------------   -------------   -------------  -------------
     Net income .........................         --              --             --       7,231,664              --      7,231,664
     Dividends ($0.27) per share ........         --              --             --      (1,295,000)             --     (1,295,000)
     Common shares issued from
         exercise of options (note 11) ..     28,112         135,012             --              --              --        135,012
     Purchase of Treasury stock .........    (89,050)             --     (1,064,631)             --              --     (1,064,631)
     Common shares issued in
         employee benefit plan ..........     20,839         268,194             --              --              --        268,194
     Common shares issued pursuant to
         dividend reinvestment plan .....      3,083          39,525             --              --              --         39,525
     Amortization of stock option plan
         grants .........................         --              --             --         246,895              --        246,895
     Net change in market value,
         net of tax .....................         --              --             --              --       1,328,905      1,328,905
                                          ----------   -------------  -------------   -------------   -------------  -------------
Balance at December 31, 2000 ............  4,893,080      29,902,538     (4,076,662)     25,493,437          (1,722)    51,317,591
                                          ----------   -------------  -------------   -------------   -------------  -------------
     Net income .........................         --              --             --       8,141,773              --      8,141,773
     Dividends ($0.34) per share ........         --              --             --      (1,666,512)             --     (1,666,512)
     Common shares issued from
         exercise of options (note 11) ..     13,295         116,932             --              --              --        116,932
     Purchase of Treasury stock .........    (40,000)             --       (710,126)             --              --       (710,126)
     Common shares issued in
         employee benefit plan ..........     16,560         278,884             --              --              --        278,884
     Common shares issued pursuant to
         dividend reinvestment plan .....      2,649          49,766             --              --              --         49,766
     Amortization of stock option
         plan grants.....................         --              --             --         123,446              --        123,446
     Net change in market value, net
         of tax .........................         --              --             --              --         692,959        692,959
                                          ----------   -------------  -------------   -------------   -------------  -------------
Balance at December 31, 2001 ............  4,885,584      30,348,120     (4,786,788)     32,092,144         691,237     58,344,713
                                          ----------   -------------  -------------   -------------   -------------  -------------
     Net income .........................         --              --             --       9,958,104              --      9,958,104
     Dividends ($0.40) per share ........         --              --             --      (2,151,634)             --     (2,151,634)
     Common shares issued from
         exercise of options (note 11) ..     38,467         215,415             --              --              --        215,415
     Income tax benefit from exercise
         of options .....................         --         406,293             --              --              --        406,293
     Purchase of Treasury stock .........    (27,500)             --       (660,053)             --              --       (660,053)
     Common shares issued in
         employee benefit plan ..........     12,982         306,186             --              --              --        306,186
     Common shares issued pursuant
         to dividend reinvestment plan ..      3,301          56,988             --              --              --         56,988
     Common shares issued pursuant
         to public offering .............  2,415,000      50,960,815             --              --              --     50,960,815
     Net change in market value,
         net of tax .....................         --              --             --              --          30,789         30,789
                                          ----------   -------------  -------------   -------------   -------------  -------------
Balance at December 31, 2002 ............  7,327,834   $  82,293,817  $  (5,446,841)  $  39,898,614   $     722,026  $ 117,467,616
                                          ==========   =============  =============   =============   =============  =============

          See accompanying notes to consolidated financial statements.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                YEARS ENDED DECEMBER 31,
                                                                                      ---------------------------------------------
                                                                                           2002            2001            2000
                                                                                      -------------   -------------   -------------
Operating activities:
 Net income ........................................................................  $   9,958,104   $   8,141,773   $   7,231,664
                                                                                      -------------   -------------   -------------
 Adjustments to reconcile net income to cash provided (used) by operating activities:
       Provision for loan and lease losses .........................................      2,588,800       2,385,500       2,475,008
       Provision for decline in value of other real estate owned ...................         50,671          95,114          82,399
       Depreciation and amortization ...............................................      2,429,672       2,086,036       1,941,679
       Increase in bank owned life insurance cash surrender value ..................       (555,227)        (97,775)             --
       Amortization of securities, net .............................................     (1,590,229)       (127,630)     (1,069,518)
       Gain on sale of leasing division ............................................             --              --        (879,078)
       Loss on sale of investment securities available for sale ....................         94,473              --         333,142
       Net gain on sales of other real estate owned ................................             --         (23,007)       (299,000)
       Mortgage loans originated for sale ..........................................   (185,772,967)   (140,200,440)    (51,164,507)
       Proceeds from sale of mortgage loans originated for sale ....................    189,555,266     134,015,327      47,838,644
       Decrease (increase) in accrued interest receivable ..........................        801,060         346,403      (1,438,618)
       Deferred tax asset ..........................................................       (711,630)       (543,149)       (991,299)
       Increase in other assets, net ...............................................     (4,656,842)     (1,254,395)       (140,711)
       Increase (decrease) in other liabilities, net ...............................        861,704        (492,657)     (4,463,665)
                                                                                      -------------   -------------   -------------
          Total adjustments ........................................................      3,094,751      (3,810,673)     (7,775,524)
                                                                                      -------------   -------------   -------------
          Net cash provided (used) by operating activities .........................     13,052,855       4,331,100        (543,860)
                                                                                      -------------   -------------   -------------
    Cash flows from investing activities:
       Net increase in loans and leases ............................................   (130,637,704)    (84,879,716)    (93,088,945)
       Proceeds from the sale of leases ............................................             --              --      64,427,001
       Purchases of investment securities carried at amortized cost ................    (76,066,725)   (298,626,694)   (169,979,995)
       Maturities of investment securities carried at amortized cost ...............     69,211,578     283,398,925     153,908,731
       Purchases of investment securities carried at market ........................   (238,628,985)   (156,605,000)    (37,332,305)
       Maturities of investment securities carried at market .......................    249,033,647     119,997,195       4,609,000
       Sale of investment securities available for sale ............................      9,984,520              --      11,936,858
       Purchases of premises and equipment .........................................     (4,429,871)     (3,554,981)     (1,709,324)
       Sales of premises and equipment .............................................             --              --         125,038
       Proceeds from sale of and payments on other real estate owned ...............        103,096       2,612,234       2,040,708
       Acquisition, net of cash acquired (note 2) ..................................    (59,916,422)             --              --
       Purchase of bank owned life insurance .......................................    (10,000,000)     (7,500,000)             --
                                                                                      -------------   -------------   -------------
          Net cash used in investing activities ....................................   (191,346,866)   (145,158,037)    (65,063,233)
                                                                                      -------------   -------------   -------------
    Cash flows from financing activities:
       Net increase in interest-bearing deposits ...................................     99,410,538     119,443,872      55,548,469
       Net increase in non-interest-bearing deposits ...............................     53,193,864      37,169,958       9,324,193
       Net (decrease) increase in securities sold under agreements to repurchase ...     (1,493,796)      4,488,996      28,841,279
       Common shares issued ........................................................     51,539,404         445,582         442,731
       Proceeds from Federal Home Loan Bank borrowings .............................     80,000,000              --              --
       Payments on Federal Home Loan Bank borrowings ...............................   (102,266,538)             --     (10,000,000)
       Dividends paid ..............................................................     (2,151,634)     (1,666,512)     (1,295,000)
       Payments on borrowings ......................................................       (296,984)        (53,294)        (48,788)
       Proceeds from issuance of borrowings ........................................     25,000,000       7,732,000              --
       Purchase of treasury stock ..................................................       (660,053)       (710,126)     (1,064,631)
                                                                                      -------------   -------------   -------------
          Net cash provided by financing activities ................................    202,274,801     166,850,476      81,748,253
                                                                                      -------------   -------------   -------------
       Increase in cash and cash equivalents .......................................     23,980,790      26,023,539      16,141,160
    Cash and cash equivalents at beginning of year .................................     64,890,560      38,867,021      22,725,861
                                                                                      -------------   -------------   -------------
    Cash and cash equivalents at end of year .......................................  $  88,871,350   $  64,890,560   $  38,867,021
                                                                                      =============   =============   =============

Supplemental disclosure of additional noncash investing and financing activities:
       Additions to other real estate owned in settlement of loans .................  $     789,888   $   1,515,464   $   1,923,394
       Additions to loans in settlement of other real estate owned .................             --         575,493              --
Supplemental disclosure of cash flow information:
       Cash paid for interest ......................................................  $  17,599,773   $  20,534,334   $  19,815,386
                                                                                      =============   =============   =============
       Cash paid for income taxes ..................................................  $   5,260,000   $   6,175,000   $   4,340,000
                                                                                      =============   =============   =============


          See accompanying notes to consolidated financial statements.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) Organization, Basis of Presentation, and Principles of Consolidation

      First State Bancorporation is a New Mexico-based holding company that serves communities in New Mexico, Colorado, and Utah through its wholly owned subsidiary First State Bank N.M. First State Bank N.M. is a state chartered bank providing a full range of commercial banking services in Taos, Albuquerque, Santa Fe, Rio Rancho, Los Lunas, Bernalillo, Placitas, Pojoaque, Questa, Belen, and Moriarty, New Mexico. First State Bank N.M. also provides a full range of commercial banking services in the Colorado and Utah markets through branches under the name First Community Bank. First State Bancorporation and First State Bank N.M. are collectively referred to as "the Company."

      All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

      In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

      Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in satisfaction of loans. In connection with the determination of the allowances for loan losses and real estate owned, management obtains independent appraisals for significant properties.

      Management believes that the estimates and assumptions it uses to prepare the consolidated financial statements, particularly as they relate to the allowances for losses on loans, and real estate owned, are adequate. However, future additions to these allowances may be necessary based on changes in economic conditions. Further, regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans, and real estate owned, and may require the Company to recognize additions to these allowances based on their judgments about information available to them at the time of their examinations.

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

      The allowance for loan losses is that amount which, in management's judgment, is considered adequate to provide for potential losses in the loan portfolio. In analyzing the adequacy of the allowance for loan losses, management uses a comprehensive loan grading system to determine risk potential in the portfolio, and considers the results of periodic external loan reviews. Historical loss experience factors and specific reserves for impaired loans, combined with other considerations, such as delinquency, non-accrual, criticized and classified loan trends, economic conditions, concentrations of credit risk, and experience and abilities of lending personnel, are also considered in analyzing the adequacy of the allowance.

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

      The Company's loan portfolio is concentrated in New Mexico, Colorado, and Utah. A significant portion of the loan portfolio is secured by real estate in those communities. Accordingly, the ultimate collectibility of the Company's loan portfolio is dependent upon real estate values in those markets.

      Loan origination fees and certain direct loan origination costs are deferred and amortized to income over the contractual life of the loan using the interest method. Any unamortized balance of the deferred fees is recognized as income if the loans are sold, participated, or repaid prior to maturity.

      Mortgage loans available for sale are carried at the lower of aggregate cost or estimated fair market value. Estimated fair market value is determined using forward commitments to sell loans to permanent investors or current market rates for loans of similar quality and type. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income. Gains resulting from sales of mortgage loans are recognized at settlement date. The loans are primarily secured by one- to four-family residential real estate.

   (d) Premises and Equipment

      Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the related assets.

   (e) Intangible Assets

      The excess of cost over the fair value of the net assets of acquired banks is recorded as goodwill. The Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," as of January 1, 2002, and therefore, no longer amortizes goodwill. As of the date of adoption, the Company had unamortized goodwill in the amount of $360,852, which was subject to the transition provisions of SFAS No. 142. The Company determined there was no transitional impairment loss at January 1, 2002. Goodwill amortization for the years ended December 31, 2001 and 2000 was $104,206 in each year.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

      The Company's reported net income and basic and diluted earnings per share adjusted for excluding the effects of goodwill amortization in fiscal periods prior to 2002 would have been as follows:

                                                YEARS ENDED DECEMBER 31,
                                          ----------------------------------
                                             2002        2001        2000
                                          ----------  ----------  ----------
                                              (DOLLARS IN THOUSANDS,
                                               EXCEPT PER SHARE DATA)
    Reported net income ................  $    9,958  $    8,142  $    7,232
    Addback: Goodwill amortization .....          --         104         104
                                          ----------  ----------  ----------
    Adjusted net income ................  $    9,958  $    8,246  $    7,336
                                          ==========  ==========  ==========

    Basic earnings per share:
       Reported net income .............  $     1.72  $     1.66  $     1.48
       Goodwill amortization ...........          --        0.03        0.02
                                          ----------  ----------  ----------
       Adjusted net income .............  $     1.72  $     1.69  $     1.50
                                          ==========  ==========  ==========

    Diluted earnings per share:
       Reported net income .............  $     1.66  $     1.61  $     1.45
       Goodwill amortization ...........          --        0.02        0.02
                                          ----------  ----------  ----------
       Adjusted net income .............  $     1.66  $     1.63  $     1.47
                                          ==========  ==========  ==========

      The Company tests goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company completed its transitional and annual goodwill impairment tests as of January 1, 2002 and October 31, 2002, respectively, and found no impairment.

      Core deposit intangibles are amortized on an accelerated basis based on an estimated useful life of approximately 10 years. The Company reviews its core deposit intangible assets periodically for other-than-temporary impairment. If such impairment is indicated, recoverability of the asset is assessed based on expected undiscounted net cash flows.

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

   (g) Bank Owned Life Insurance

In 2002 and 2001, the Company purchased life insurance on certain of its officers. The cash surrender value of these policies was approximately $18.2 million and $7.6 million at December 31, 2002 and 2001, respectively. The increase in the cash surrender value is included in non-interest income in the consolidated statements of operations and amounted to $555,227 and $97,775 for the years ended December 31, 2002 and 2001, respectively.

   (h) Income Taxes

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

   (i) Statements of Cash Flows

      For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.

   (j) Earnings per Common Share

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

                                                                YEARS ENDED DECEMBER 31,
                            -----------------------------------------------------------------------------------------------------
                                          2002                           2001                               2000
                            ------------------------------- -------------------------------   -----------------------------------
                                                      PER                             PER                                 PER
                              INCOME      SHARES     SHARE     INCOME      SHARES    SHARE      INCOME      SHARES       SHARE
                           (NUMERATOR) (DENOMINATOR) AMOUNT (NUMERATOR)(DENOMINATOR) AMOUNT  (NUMERATOR) (DENOMINATOR)   AMOUNT
                            ----------  ----------   ------ ---------- ------------- ------  ----------- ------------- ----------
Basic EPS:
   Net income ............  $9,958,104   5,801,332  $1.72   $8,141,773   4,892,657  $  1.66   $7,231,664    4,884,164  $     1.48
                                                    =====                           =======                            ==========
   Effect of dilutive
      securities options .          --     196,269                  --     156,692                    --      112,828
                            ----------  ----------          ----------  ----------            ----------  -----------
Diluted EPS:
     Net income ..........  $9,958,104   5,997,601  $1.66   $8,141,773   5,049,349  $  1.61   $7,231,664    4,996,992  $     1.45
                            ==========  ==========  =====   ==========  ==========  =======   ==========  ===========  ==========

   (k) Stock Options

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees and related interpretations in accounting for its fixed plan stock options." As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method and has adopted the disclosure requirements of SFAS No. 148.

      Compensation expense of $13,776, $49,357, and $83,013 was recognized in 2002, 2001, and 2000, respectively, pursuant to the grant of options. Had compensation costs been determined consistent with the fair value method of SFAS No. 123 at the grant dates for awards, net income and earnings per common share would have changed to the pro forma amounts indicated below.

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

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

                                                              YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                         2002           2001           2000
                                                    -------------  -------------  -------------
    Net income as reported: ......................  $   9,958,104  $   8,141,773  $   7,231,664
    Deduct:  Total stock-based employee
       compensation expense determined under
       fair value-based method for awards, net
       of related tax effects ....................        (20,425)       (75,362)      (150,636)
                                                    -------------  -------------  -------------
    Pro forma net income .........................  $   9,937,679  $   8,066,411  $   7,081,028
                                                    =============  =============  =============

    Earnings per share:
       Basic - as reported .......................  $        1.72  $        1.66  $        1.48
                                                    =============  =============  =============
       Basic - pro forma .........................  $        1.71  $        1.65  $        1.45
                                                    =============  =============  =============

       Diluted - as reported .....................  $        1.66  $        1.61  $        1.45
                                                    =============  =============  =============
       Diluted - pro forma .......................  $        1.66  $        1.60  $        1.42
                                                    =============  =============  =============


   (l) Reclassifications

     Certain previous period balances have been reclassified to conform to the 2002 presentation.

   (m) Reporting Comprehensive Income

      SFAS No. 130, "Reporting Comprehensive Income," requires disclosure in the financial statements of comprehensive income that encompasses earnings and those items currently required to be reported directly in the equity section of the balance sheet, such as unrealized gains and losses on available for sale securities.

   (n) Other New Accounting Standards

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements. The adoption of this statement as of December 31, 2002 had no effect on the Company's consolidated financial position or results of operations.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

2.  ACQUISITION OF FIRST COMMUNITY

      The Company completed the acquisition of First Community Industrial Bank ("First Community") on October 1, 2002 for approximately $67 million. The Company financed this acquisition through a public offering of its common stock in August 2002, which netted approximately $51.0 million, and through the issuance of approximately $25.0 million in trust preferred securities in June of 2002. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of First Community were recorded at their respective fair values on October 1, 2002. The First Community account balances acquired on October 1, 2002 and the results of operations since October 1, 2002 are included in the results of the Company.

      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is currently in negotiations to sell loans with a balance of approximately $13.1 million at a discount of approximately $3.9 million, and any difference between the recorded fair value of the loans and the final sales price will be recorded as an addition to or reduction of goodwill.


                                                                  OCTOBER 1, 2002
                                                                  ---------------
                                                                    (DOLLARS IN
                                                                     THOUSANDS)
    Cash and due from banks .....................................  $      3,988
    Interest-bearing bank balances ..............................         3,250
    Securities available for sale ...............................        12,781
    Federal Reserve Board and Federal Home Loan Bank stock ......         5,867
    Loans:
         Mortgage loans available for sale ......................         9,200
         Loans held for investment ..............................       334,160
    Less: allowance for loan losses .............................         3,165
                                                                   ------------
         Net loans ..............................................       340,195
    Premises and equipment, net .................................           126
    Accrued interest receivable .................................         2,030
    Intangible assets - core deposit ............................           881
    Goodwill ....................................................        43,051
    Other assets ................................................           810
                                                                   ------------
             Total assets acquired ..............................       412,979
                                                                   ------------

    Deposits:
         Non-interest-bearing ...................................           (71)
         Interest-bearing .......................................      (241,987)
                                                                   ------------
         Total deposits .........................................      (242,058)
    Borrowed funds ..............................................      (101,957)
    Accrued interest payable ....................................        (1,264)
    Other liabilities ...........................................          (546)
                                                                   ------------
             Total liabilities assumed ..........................      (345,825)

                                                                   ------------
                      Net assets acquired .......................  $     67,154
                                                                   ------------

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

Pro Forma Financial Information

      The pro forma financial information below presents the condensed consolidated financial results of the Company assuming that First Community, acquired October 1, 2002, had been acquired at the beginning of 2001 and includes the effect of amortization of goodwill in 2001 of $104,206 and other acquired identifiable intangible assets from that date. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of future operations that would have been achieved had the acquisition taken place at the beginning of 2001. Pro forma information follows:


                                                                       YEARS ENDED DECEMBER 31,
                                                                      --------------------------
                                                                          2002          2001
                                                                      ------------  ------------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT
                                                                           PER SHARE AMOUNTS)
Interest income:
     Interest and fees on loans ....................................  $     76,321  $     83,791
     Interest and dividends on securities:
        Taxable securities .........................................         8,856         8,619
        Non-taxable securities .....................................           148           174
                                                                      ------------  ------------
             Total interest and dividends on securities ............         9,004         8,793

     Federal funds sold and interest-bearing bank balances .........           808           955
                                                                      ------------  ------------
             Total interest income .................................        86,133        93,539

Interest expense:
     Interest on deposits ..........................................        22,691        29,908
     Short-term borrowings .........................................           689         2,160
     Long-term borrowings ..........................................         3,848         5,490
                                                                      ------------  ------------
             Total interest expense ................................        27,228        37,558
                                                                      ------------  ------------
                 Net interest income before provision for loan
                   losses ..........................................        58,905        55,981
Provision for loan losses ..........................................         4,359         3,510
                                                                      ------------  ------------
                 Net interest income after provision for loan
                 losses ............................................        54,546        52,471
Non-interest income ................................................        12,736         9,506
Non-interest expenses ..............................................        43,954        37,641
                                                                      ------------  ------------
Income before taxes ................................................        23,328        24,336
Income tax expense .................................................         8,776         8,992
                                                                      ------------  ------------
             Net income ............................................  $     14,552  $     15,344
                                                                      ============  ============

Average Common Shares Outstanding, basic ...........................     7,308,729     7,307,657
Average Common Shares Outstanding, diluted .........................     7,504,998     7,464,349
Basic earnings per share ...........................................  $       1.99  $       2.10
Diluted earnings per share .........................................  $       1.94  $       2.06

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

Goodwill and Other Acquisition - Related Intangibles

     The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

                                                        (Dollars in thousands)
    Balance as of January 1, 2002.............                 $   361
    Goodwill acquired during year ............                  43,051
    Impairment losses ........................                      --
                                                               -------
    Balance as of December 31, 2002...........                 $43,412
                                                               =======

      Goodwill recognized in the acquisition totaled $43,051 and is expected to be fully deductible for tax purposes.

      Recorded in other assets, net, the carrying amount of amortizable core deposit intangible assets recognized in the acquisition for the year ended December 31, 2002 was $855,000 net of accumulated amortization of $26,000.

      Expected annual amortization expense related to the acquired core deposit intangible is as follows:

                                                                                            YEARS ENDING
                                                                                             DECEMBER 31,
                                                                                             -----------
                                                                                             (DOLLARS IN
                                                                                              THOUSANDS)
            2003.....................................................................        $       105
            2004.....................................................................                102
            2005 ....................................................................                 98
            2006 ....................................................................                 95
            2007 ....................................................................                 90
            Thereafter...............................................................                365
                                                                                             -----------
                    Total expected annual amortization expense                               $       855
                                                                                             ===========

3.  Cash and Due from Banks

      First State Bank is required to maintain certain daily reserve balances on hand in accordance with Federal Reserve Board requirements. The consolidated reserve balances maintained in accordance with these requirements were approximately $882,000 and $886,000 at December 31, 2002 and 2001, respectively.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

4.  Investment Securities

     Following is a summary of amortized costs and approximate market values of investment securities:

                                                                                     GROSS        GROSS        ESTIMATED
                                                                    AMORTIZED     UNREALIZED    UNREALIZED      MARKET
                                                                       COST          GAINS        LOSSES         VALUE
                                                                   ------------  ------------  ------------  ------------
  As of December 31, 2002
      Obligations of the U.S. Treasury--
          Held to maturity ......................................  $    498,903  $         82  $         --  $    498,985
      Obligations of U.S. government agencies--
          Available for sale ....................................   120,161,676     1,067,138         1,500   121,227,314
      Mortgage-backed securities:
          Available for sale ....................................       455,089        28,341            --       483,430
          Held to maturity ......................................    63,655,196     2,170,732            --    65,825,928
      Obligations of states and political subdivisions--
          Held to maturity ......................................     3,664,639       137,469            --     3,802,108
  Federal Home Loan Bank stock ..................................     4,031,300            --            --     4,031,300
  Federal Reserve Bank stock ....................................       532,950            --            --       532,950
                                                                   ------------  ------------  ------------  ------------
                                                                   $192,999,753  $  3,403,762  $      1,500  $196,402,015
                                                                   ============  ============  ============  ============

  As of December 31, 2001
      Obligations of the U.S. Treasury--
          Held to maturity ......................................  $    497,733  $        822  $         --  $    498,555
      Obligations of U.S. government agencies:
          Available for sale ....................................   128,583,689     1,449,529       420,871   129,612,347
          Held to maturity ......................................    31,991,033        12,747         8,400    31,995,380
      Mortgage-backed securities:
          Available for sale ....................................       659,096        18,670            --       677,766
          Held to maturity ......................................    18,861,396       403,638       166,628    19,098,406
      Obligations of states and political subdivisions--
          Held to maturity ......................................     3,503,065        46,788         2,260     3,547,593
  Federal Home Loan Bank stock ..................................     1,745,800            --            --     1,745,800
  Federal Reserve Bank stock ....................................       532,950            --            --       532,950
                                                                   ------------  ------------  ------------  ------------
                                                                   $186,374,762  $  1,932,194  $    598,159  $187,708,797
                                                                   ============  ============  ============  ============

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

      The amortized cost and estimated market value of investment securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                         ESTIMATED
                                        AMORTIZED         MARKET
                                          COST            VALUE
                                     --------------  --------------
Within one year:
      Available for sale ..........  $   15,517,442  $   15,771,125
      Held to maturity ............       1,021,188       1,022,125
One through five years:
      Available for sale ..........      96,647,047      97,443,352
      Held to maturity ............       4,413,719       4,690,313
Five through ten years:
      Available for sale ..........       7,997,186       8,012,837
      Held to maturity ............      22,757,410      23,507,596
After ten years:
      Available for sale ..........         455,090         483,430
      Held to maturity ............      39,626,421      40,906,987
Federal Home Loan Bank stock ......       4,031,300       4,031,300
Federal Reserve Bank stock ........         532,950         532,950
                                     --------------  --------------
          Total ...................  $  192,999,753  $  196,402,015
                                     ==============  ==============

      Marketable securities available for sale with an amortized cost of approximately $117,050,000 and marketable securities held to maturity with an amortized cost of approximately $65,971,000 were pledged to collateralize deposits as required by law and for other purposes at December 31, 2002.

      Proceeds from sales of investments in debt securities for the years ended December 31 were $9,984,520 in 2002, zero in 2001, and $11,936,858 in 2000.
Gross losses realized were $94,473 in 2002, zero in 2001, and $333,142 in 2000. Gross gains realized were zero in 2002, 2001, and 2000. The Company calculates gain or loss on sale of securities based on the specific identification method.

5.  LOANS

      Following is a summary of loans by major categories:

                                                      AS OF DECEMBER 31,
                                               ------------------------------
                                                   2002            2001
                                               --------------  --------------
  Commercial ................................  $  100,812,116  $   90,187,124
  Consumer and other ........................      35,555,144      25,557,158
  Real estate--mortgage .....................     759,884,222     321,912,296
  Real estate--construction .................     100,458,023      98,085,683
  Mortgage loans available for sale .........      20,315,260      12,980,206
                                               --------------  --------------
              Total .........................  $1,017,024,765  $  548,722,467
                                               ==============  ==============

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

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

      Following is a summary of changes to the allowance for loan losses:

                                                         YEARS ENDED DECEMBER 31,
                                               ------------------------------------------
                                                   2002           2001           2000
                                               ------------   ------------   ------------
Balance at beginning of year ................  $  7,207,118   $  6,307,588   $  5,386,622
Provision charged to operations .............     2,588,800      2,385,500      2,475,008
Loans and leases charged-off ................    (1,427,969)    (1,703,304)    (2,056,095)
Recoveries ..................................       304,738        217,334        502,053
Allowance acquired from First Community .....     3,165,200             --             --
                                               ------------   ------------   ------------
Balance at end of year ......................  $ 11,837,887   $  7,207,118   $  6,307,588
                                               ============   ============   ============

      The recorded investment in loans which are considered impaired was $10,241,251 at December 31, 2002, $2,480,575 at December 31, 2001, and
$1,937,452 at December 31, 2000. The average investment in loans for which impairment has been recognized was $3,831,501 in 2002, $2,191,875 in 2001, and $3,143,590 in 2000. The allowance for loan losses related to these loans was $568,407 at December 31, 2002, $261,532 at December 31, 2001, and $217,837 at
December 31, 2000. The allowance for impaired loans is included in the allowance for loan and lease losses. Interest income recognized on impaired loans was zero in 2002, 2001, and 2000.

      Loans on which the accrual of interest has been discontinued amounted to $10,241,251, $2,480,575, and $1,937,452 at December 31, 2002, 2001, and 2000,
respectively. If interest on such loans had been accrued, such income would have been approximately $203,000 in 2002, $70,000 in 2001, and $199,000 in 2000.
Actual interest income on those loans, which is recorded only when received, amounted to zero in 2002, 2001, and 2000.

      Activity during 2002 and 2001 regarding outstanding loans to certain related-party loan customers of the subsidiary bank (executive officers, directors, and principal shareholders of First State Bank, including their families and companies in which they are principal owners) was as follows:

                                         2002           2001
                                     ------------   ------------
Balance at beginning of year ......  $  8,911,153   $  3,544,156
Advances ..........................     2,452,620      6,964,465
Repayments ........................    (1,444,668)    (1,597,468)
                                     ------------   ------------
Balance at end of year ............  $  9,919,105   $  8,911,153
                                     ============   ============


6.  PREMISES AND EQUIPMENT

      Following is a summary of premises and equipment, at cost:

                                                             ESTIMATED        AS OF DECEMBER 31,
                                                              USEFUL    ---------------------------
                                                           LIFE (YEARS)     2002            2001
                                                          ------------- ------------   ------------
Land ..................................................          --     $  1,959,655   $  1,959,655
Building and leasehold improvements ...................         15-30     13,838,362     12,105,149
Equipment .............................................           5       12,573,005     10,715,245
                                                                        ------------   ------------
                                                                          28,371,022     24,780,049
Less accumulated depreciation and amortization ........                  (11,867,888)   (10,455,790)
                                                                        ------------   ------------
                                                                        $ 16,503,134   $ 14,324,259
                                                                        ============   ============

      Depreciation and amortization expense on premises and equipment in 2002, 2001, and 2000 was $2,377,009, $1,981,830, and $1,837,473, respectively.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

7.  DEPOSITS

      Following is a summary of interest-bearing deposits:

                                                      AS OF DECEMBER 31,
                                               ------------------------------
                                                   2002               2001
                                               ------------      ------------
Interest-bearing checking accounts..........   $192,067,537      $144,727,862
Money market savings........................    125,615,541        69,451,758
Regular savings.............................     52,636,197        46,219,322
Time:
      Denominations $100,000 and over.......    221,401,996       176,105,189
      Denominations under $100,000..........    298,900,405       112,719,818
                                               ------------      ------------
                                               $890,621,676      $549,223,949
                                               ============      ============

      At December 31, 2002, the scheduled maturities of all time deposits are as follows:

                                                                 YEARS ENDING
                                                                 DECEMBER 31,
                                                               ----------------
              2003..........................................     $380,923,053
              2004..........................................       59,837,831
              2005 .........................................       31,980,449
              2006 .........................................        9,709,694
              2007 .........................................       34,286,853
              Thereafter....................................        3,564,521
                                                                 ------------
                                                                 $520,302,401
                                                                 ============


8.  BORROWINGS

    Securities Sold Under Agreements to Repurchase

      Securities sold under agreements to repurchase are comprised of customer deposit agreements with overnight maturities. The obligations are not federally insured but are collateralized by a security interest in U.S. Treasury, U.S. government agency, or U.S. government agency issued mortgage-backed securities. These securities are segregated and safekept by third-party banks. These securities had a market value of $70,764,215 and $72,258,011, at December 31, 2002 and 2001, respectively. Interest expense included in the statements of operations was $581,578, $1,927,283, and $2,622,854 for the years ended December 31, 2002, 2001, and 2000, respectively.

      Securities sold under agreements to repurchase are summarized as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                                ----------------------------
                                                                   2002               2001
                                                                -----------      -----------
Balance...................................................      $70,764,215      $72,258,011
Weighted average interest rate............................             0.49%            1.15%
Maximum amount outstanding at any month end...............      $70,764,215      $85,831,696
Average balance outstanding during the period.............      $65,339,000      $71,833,000
Weighted average interest rate during the period..........             0.89%            2.68%

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

     Trust Preferred Securities

      On November 14, 2001, the Company formed First State NM Statutory Trust I ("Trust I") for the purpose of issuing trust-preferred securities ("Securities") in a pooled transaction to unrelated investors. Trust I issued $7,500,000 of Securities that bear interest at an annual rate equal to the three-month LIBOR plus 3.60% (5.01% at December 31, 2002), interest only payable at three-month intervals (the "Payment Date"). The annual rate is adjusted at each Payment Date beginning with the first interest payment date of March 18, 2002, provided however, that prior to December 18, 2006, the annual rate will not exceed 12.50%. The proceeds were up streamed to the Company as Junior Subordinated Deferrable Interest Debentures ("Debentures") under the same terms and conditions. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Trust I's obligations with respect to the Securities. The Securities qualify as Tier I capital and are presented in the consolidated balance sheets as "Borrowings". The sole asset of Trust I is $7,732,000 of Debentures issued by the Company. Both the Securities of Trust I and the Debentures issued by the Company will mature on December 18, 2031; however, they are callable at par beginning December 18, 2006. So long as there are no events of default, the Company may defer payments of interest for up to twenty consecutive interest payment periods.

      On June 7, 2002, the Company formed First State NM Statutory Trust II ("Trust II") for the purpose of issuing trust-preferred securities ("Trust II Securities") in a pooled transaction to unrelated investors. Trust II issued $25,000,000 of Trust II Securities that bear interest at an annual rate equal to the three-month LIBOR plus 3.45% (4.85% at December 31, 2002), interest only payable at three-month intervals (the "Trust II Payment Date"). The annual rate is adjusted at each Trust II Payment Date beginning with the first interest payment date of September 26, 2002, provided however, that prior to June 26, 2007, the annual rate will not exceed 11.95%. The proceeds were up streamed to the Company as Junior Subordinated Deferrable Interest Debentures ("Trust II Debentures") under the same terms and conditions. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Trust II's obligations with respect to the Trust II Securities. The Trust II Securities qualify as Tier I capital and are presented in the consolidated balance sheets as "Borrowings". The sole asset of Trust II is $25,774,000 of Debentures issued by the Company. Both the Trust II Securities and the Trust II Debentures issued by the Company will mature on June 26, 2032; however, they are callable at par beginning June 26, 2007. So long as there are no events of default, the Company may defer payments of interest for up to twenty consecutive interest payment periods.

    Federal Home Loan Bank Advances

      First State Bank has notes payable to the Federal Home Loan Bank of Dallas included in borrowings as follows:

                                                                             YEARS ENDED DECEMBER 31,
                                                                             ------------------------
                                                                                2002          2001
                                                                             -----------  -----------
$20,000,000 note payable to FHLB, interest only at 1.77% payable
     monthly, due on April 2, 2003 ........................................  $20,000,000           --
$20,000,000 note payable to FHLB, interest only at 1.94% payable
     monthly, due on April 2, 2004 ........................................   20,000,000           --
$20,000,000 note payable to FHLB, interest only at 2.16% payable
     monthly, due on October 4, 2004 ......................................   20,000,000           --
$250,000 note payable to FHLB, interest at 8.26%, payable in monthly principal and interest installments of $3,000 through February 1,
     2005 .................................................................       72,789      102,249
$20,000,000 note payable to FHLB, interest at 2.93%, payable in monthly principal and interest installments of $359,000 through November
     1, 2007 ..............................................................   19,690,058           --
                                                                             -----------  -----------
                   Total FHLB Advances ....................................  $79,762,847  $   102,249
                                                                             ===========  ===========

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

   Note Payable

      On April 30, 1997, the Company purchased its main banking facility in Taos, New Mexico, subject to a real estate contract with an original balance of $1,050,000 which bears interest at 6.00% adjustable every five years through 2017, payable $7,909 monthly. The balances at December 31, 2002 and 2001 were $911,047 and $946,571, respectively.

      As of December 31, 2002, the contractual maturities of borrowings are as follows:

                                                               YEARS ENDING
                                                               DECEMBER 31,
                                                               ------------
              2003.........................................     $23,852,165
              2004.........................................      43,969,562
              2005 ........................................       4,059,039
              2006 ........................................       4,174,696
              2007 ........................................       3,941,402
              Thereafter...................................      33,177,030
                                                               ------------
                                                               $113,173,894
                                                               ============

9.  LEASES

      The Company leases certain of its premises and equipment under noncancellable operating leases from certain related and unrelated parties. Rent expense for the years ended December 31, 2002, 2001, and 2000, totaled approximately $2,533,000, $1,811,000, and $1,602,000, respectively. Minimum future payments under these leases at December 31, 2002, are as follows:

                                                               YEARS ENDING
                                                               DECEMBER 31,
                                                               ------------
              2003...........................................    $2,912,954
              2004...........................................     2,655,201
              2005 ..........................................     2,569,005
              2006 ..........................................     2,203,931
              2007 ..........................................     2,125,799
              Thereafter.....................................    11,454,412
                                                                -----------
                                                                $23,921,302
                                                                ===========

      One of the Company's branch locations was constructed on land owned by a Director of the Company. The Company is leasing the site for an initial term of 15 years. Lease payments were $71,956 in 2002, $69,860 in 2001, and $67,530 in
2000, respectively. In the opinion of management, the lease is on terms similar to other third-party commercial transactions in the ordinary course of business.

      The Company leases space for its operations from a limited liability company controlled by certain Directors of the Company and certain officers of First State Bank with an initial term of 15 years. Lease payments were $492,341 in 2002, $466,902 in 2001, and $454,000 in 2000. In the opinion of management, this transaction and the related lease are on terms similar to other third-party transactions in the ordinary course of business.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

10.  INCOME TAXES

      Income tax expense (benefit) consisted of the following:

                                                                                 YEARS ENDED DECEMBER 31,
                                                                         -----------------------------------------
                                                                             2002           2001           2000
                                                                         ----------     ----------      ----------
        Federal.......................................................   $4,603,503     $4,533,777      $4,325,367
        State.........................................................      706,092        530,327         514,670
        Deferred......................................................      321,301       (543,149)       (991,299)
                                                                         ----------     ----------      ----------
        Total expense.................................................   $5,630,896     $4,520,955      $3,848,738
                                                                         ==========     ==========      ==========

      Actual income tax expense from continuing operations differs from the "expected" tax expense for 2002, 2001, and 2000 (computed by applying the U.S. federal corporate tax rate of 34 percent to income before income taxes) as follows:

                                                                                 YEARS ENDED DECEMBER 31,
                                                                         -----------------------------------------
                                                                            2002           2001            2000
                                                                         ----------     ----------      ----------
Computed "expected" tax expense......................................    $5,300,260     $4,305,328      $3,767,337
Increase (reduction) in income taxes resulting from:
      Tax-exempt interest............................................       (46,449)       (51,768)       (255,460)
      State tax, net.................................................       390,000        185,000         185,000
      Amortization of intangibles....................................            --         35,000          35,000
      Other..........................................................       (12,915)        47,395         116,861
                                                                         ----------     ----------      ----------
          Total income tax expense...................................    $5,630,896     $4,520,955      $3,848,738
                                                                         ==========     ==========      ==========


Components of deferred income tax assets and liabilities are as follows:

                                                                                              AS OF DECEMBER 31,
                                                                                           ------------------------
                                                                                              2002          2001
                                                                                           ----------    ----------
Deferred tax assets:
      Allowance for loan losses.........................................................   $3,853,481    $2,150,161
      Allowance for other real estate owned.............................................       60,025        45,448
      Depreciation......................................................................      488,258       579,576
      Deferred compensation expense.....................................................      258,728       254,045
      Separation agreement..............................................................      125,075            --
      Other.............................................................................        2,699         4,257
                                                                                           ----------    ----------
          Total gross deferred tax assets...............................................    4,788,266     3,033,487
Deferred tax liabilities:
      Goodwill..........................................................................    1,043,149            --
      Tax effect of unrealized gain on investment securities............................      371,953       356,092
                                                                                           ----------    ----------
          Total gross deferred tax liabilities..........................................    1,415,102       356,092
                                                                                           ----------    ----------
          Net deferred tax asset........................................................   $3,373,164    $2,677,395
                                                                                           ==========    ==========

      The net deferred tax asset at December 31, 2002 includes approximately $1,076,000 in assets related primarily to the allowance for loan losses acquired from First Community.

      In order to fully realize the deferred tax asset on the Company's consolidated balance sheet at December 31, 2002 of $4,788,266, the Company will need to generate future taxable income of approximately $14,083,000. Based on the Company's historical and current pre-tax income, management believes it is more likely than not that the Company will realize the benefit of the temporary differences prior to the expiration of the carry-forward period and further believes that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate taxable income or any specific level of continuing taxable income.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

11.  STOCKHOLDERS' EQUITY

      The Board of Directors has authorized management to purchase up to 525,000 shares of its common stock in the open market. During 2002, the Company purchased 27,500 shares. The funds for these purchases came from excess funds held by the parent company. Currently, management has not determined the timing of additional purchases, if any.

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

                                                    2002                     2001                    2000
                                          -----------------------  -----------------------  -----------------------
                                                        WEIGHTED                WEIGHTED                  WEIGHTED
                                                        AVERAGE                 AVERAGE                   AVERAGE
                                                        EXERCISE                EXERCISE                  EXERCISE
                                            SHARES       PRICE       SHARES       PRICE       SHARES        PRICE
                                          ----------   ----------  ----------   ----------  ----------   ----------
Outstanding at beginning of year .......     489,521   $     9.05     506,566   $     9.10     529,260   $     9.04
    Granted ............................          --           --          --           --          --           --
    Exercised ..........................     (38,467)        5.60     (13,295)        8.80     (18,194)        5.60
    Forfeited ..........................      (4,200)       16.08      (3,750)       16.08      (4,500)       16.08
                                          ----------   ----------  ----------   ----------  ----------   ----------
Outstanding at year end ................     446,854         9.28     489,521         9.05     506,566         9.10
                                          ==========   ==========  ==========   ==========  ==========   ==========
Options exercisable at year end ........     432,154   $     9.11     451,721   $     8.58     418,096   $     8.13
                                          ==========   ==========  ==========   ==========  ==========   ==========

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

      Bank regulations specify the level of dividends that can be paid by First State Bank. During the year ended December 31, 2002, First State Bank paid no dividends to First State Bancorporation. As of December 31, 2002, First State Bank had approximately $21.4 million in retained earnings, which were available for the payment of dividends to First State Bancorporation subject to regulatory capital requirements. Future dividend payments will be dependent upon the level of earnings generated by First State Bank and/or regulatory restrictions, if any.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in regulations and set forth in the following table) to risk-weighted assets, and of Tier I capital, and of Tier I capital to total assets. Management believes, as of December 31, 2002, that the Company and subsidiary bank meet all capital adequacy requirements to which they are subject.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

      In connection with the Company's acquisition and merger of First Community into the Company, the Company issued 2.4 million shares of common stock. The Company offered these shares to the public at a price of $22.50 per share. In connection with this offering, the Company paid a 5% commission to the underwriters, and certain legal, accounting, and printing expenses, resulting in net proceeds to the Company of approximately $51.0 million. The net proceeds were used to pay a portion of the purchase price for First Community.


                                                                            AS OF DECEMBER 31, 2002
                                                     -----------------------------------------------------------------
                                                                               FOR CAPITAL        TO BE CONSIDERED
                                                            ACTUAL          ADEQUACY PURPOSES     WELL CAPITALIZED
                                                     -------------------   ------------------    ---------------------
                                                       AMOUNT     RATIO     AMOUNT     RATIO      AMOUNT       RATIO
                                                     ----------  -------   ---------   ------    --------    ---------
                                                                          (DOLLARS IN THOUSANDS)
Total capital to risk weighted assets:
     Consolidated..................................    $116,755    11.6%     $80,586     8.0%     $100,733    10.0%
     Bank subsidiary...............................     101,904    10.1%      80,491     8.0%      100,614    10.0%
Tier I capital to risk weighted assets:
     Consolidated..................................     104,917    10.4%      40,293     4.0%       60,440     6.0%
     Bank subsidiary...............................      90,066     9.0%      40,246     4.0%       60,368     6.0%
Tier I capital to total assets:
     Consolidated..................................     104,917     7.8%      40,255     3.0%       67,091     5.0%
     Bank subsidiary...............................      90,066     6.7%      40,219     3.0%       67,032     5.0%

                                                                           AS OF DECEMBER 31, 2001
                                                     -----------------------------------------------------------------
                                                                               FOR CAPITAL        TO BE CONSIDERED
                                                            ACTUAL          ADEQUACY PURPOSES     WELL CAPITALIZED
                                                     -------------------   ------------------    ---------------------
                                                       AMOUNT     RATIO     AMOUNT     RATIO      AMOUNT     RATIO
                                                     ----------  -------   ---------   ------    --------    ---------
                                                                          (DOLLARS IN THOUSANDS)
Total capital to risk weighted assets:
     Consolidated..................................     $71,010    11.6%     $48,943     8.0%      $61,179    10.0%
     Bank subsidiary...............................      62,677    10.3%      48,863     8.0%       61,079    10.0%
Tier I capital to risk weighted assets:
     Consolidated..................................      64,793    10.6%      24,471     4.0%       36,707     6.0%
     Bank subsidiary...............................      56,460     9.2%      24,432     4.0%       36,647     6.0%
Tier I capital to total assets:
     Consolidated..................................      64,793     7.8%      33,720     3.0%       41,949     5.0%
     Bank subsidiary...............................      56,460     6.8%      33,680     3.0%       41,900     5.0%


12.  EMPLOYEE BENEFIT PLANS

      First State Bank sponsors an employee tax-sheltered savings plan for substantially all full-time employees which provides a mandatory 50% matching by First State Bank of employee contributions up to a maximum of 6% of gross annual wages. Full vesting occurs after three years. Contributions to the plan totaled $273,229 in 2002, $211,627 in 2001, and $179,707 in 2000.

13.  Commitments and Contingencies

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

                                                                                    AS OF DECEMBER 31,
                                                                              -----------------------------
                                                                                  2002              2001
                                                                              ------------     ------------
         Commitments to extend credit....................................     $148,181,000     $112,121,000
         Standby letters of credit.......................................       10,040,000        6,782,000

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

      In the normal course of business, the Company is involved in various legal matters. After consultation with legal counsel, management does not believe the outcome of these legal matters will have an adverse impact on the Company's consolidated financial position or results of operations.

14.  Condensed Financial Information of Parent Company

      The assets of the Company, as parent company, consist primarily of the investment in its subsidiary bank, a money market savings account, and certificates of deposit held in the subsidiary bank. The primary sources of the parent company's cash revenues are dividends from its subsidiary bank along with interest received from the money market account and certificates of deposit. Following are condensed financial statements of the parent company:


                        CONDENSED STATEMENTS OF CONDITION

                                                                 AS OF DECEMBER 31,
                                                          -----------------------------
                                                               2002          2001
                                                          -----------------------------
                                                             (DOLLARS IN THOUSANDS)
Assets
      Cash and due from banks............................     $ 13,001       $ 7,969
      Investment in subsidiary...........................      134,893        57,289
      Goodwill...........................................          223           223
      Deferred tax asset.................................          259           254
      Other assets.......................................        2,814           521
                                                              --------       -------
          Total assets...................................     $151,190       $66,256
                                                              ========       =======
Liabilities and equity capital
      Accounts payable and accrued expenses..............          217           180
      Long-term debt.....................................       33,506         7,732
                                                              --------       -------
          Total liabilities..............................       33,723         7,912
                                                              --------       -------
      Equity capital.....................................      117,467        58,344
                                                              --------       -------
          Total liabilities and equity capital...........     $151,190       $66,256
                                                              ========       =======

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                    -----------------------------------------
                                                                                        2002           2001          2000
                                                                                    ------------   ------------  ------------
                                                                                              (DOLLARS IN THOUSANDS)
Income:
      Cash dividends from subsidiary .............................................  $         --   $      2,058  $      1,202
      Other income ...............................................................           403             33            40
                                                                                    ------------   ------------  ------------
          Total income ...........................................................           403          2,091         1,242
                                                                                    ------------   ------------  ------------
Expenses:
      Interest expense ...........................................................         1,091             37            --
      Amortization of goodwill ...................................................            --             32            32
      Legal ......................................................................            75             32            94
      Other ......................................................................           615            300           414
                                                                                    ------------   ------------  ------------
          Total expenses .........................................................         1,781            401           540
                                                                                    ------------   ------------  ------------
Income (loss) before income taxes and undistributed income of bank subsidiary ....        (1,378)         1,690           702
Income tax benefit ...............................................................           763            132           168
Undistributed income of bank subsidiary ..........................................        10,573          6,320         6,362
                                                                                    ------------   ------------  ------------
Net income .......................................................................  $      9,958   $      8,142  $      7,232
                                                                                    ============   ============  ============

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                     ------------------------------------------
                                                                                          2002           2001           2000
                                                                                     ------------   ------------   ------------
                                                                                                (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
      Net income ..................................................................  $      9,958   $      8,142   $      7,232
                                                                                     ------------   ------------   ------------
      Adjustments to reconcile net income to cash provided (used) by operating activities:
           Amortization of goodwill ...............................................            --             32             32
           Undistributed income of bank subsidiary ................................       (10,573)        (6,320)        (6,362)
           Increase in other assets ...............................................        (2,298)          (529)           (13)
           Increase (decrease) in other liabilities, net ..........................           444           (130)          (154)
                                                                                     ------------   ------------   ------------
                Total adjustments .................................................       (12,427)        (6,947)        (6,497)
                                                                                     ------------   ------------   ------------
                Net cash provided (used) by operating activities ..................        (2,469)         1,195            735
                                                                                     ------------   ------------   ------------
Cash flows from financing activities:
      Common stock issued .........................................................        51,539            446            443
      Payment to repurchase common stock ..........................................          (660)          (710)        (1,065)
      Amortization of stock option plan grants ....................................            --            123            247
      Capital contributions to subsidiary bank ....................................       (67,000)            --             --
      Issuance of long-term debt ..................................................        25,774          7,732             --
      Dividends paid ..............................................................        (2,152)        (1,667)        (1,295)
                                                                                     ------------   ------------   ------------
                Net cash provided (used) by financing activities ..................         7,501          5,924         (1,670)
                                                                                     ------------   ------------   ------------
Increase (decrease) in cash and due from banks ....................................         5,032          7,119           (935)
                                                                                     ------------   ------------   ------------
Cash and due from banks at beginning of year ......................................         7,969            850          1,785
                                                                                     ------------   ------------   ------------
Cash and due from banks at end of year ............................................  $     13,001   $      7,969   $        850
                                                                                     ============   ============   ============

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), requires disclosure of current fair value of all financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale.

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

      Fair value estimates are made at a specific point in time based on available relevant market information about the financial instrument. However, a significant portion of the Company's financial instruments, such as commercial real estate loans, do not currently have an active marketplace in which they can be readily sold or purchased to determine fair value. Consequently, fair value estimates for those financial instruments are based on assumptions made by management regarding the financial instrument's credit risk characteristics, prevailing interest rates, future estimated cash flows, expected loss experience, current and future economic conditions, and other factors which affect fair value. As a result, these fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore, cannot be determined with precision. Accordingly, changes in management's assumptions could cause the fair value estimates to deviate substantially. Further, these estimates do not reflect any additional premium or discount that could result from offering for sale, at one time, the Company's entire holdings of a particular financial instrument or any estimated transaction costs. Finally, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in the estimates.

      The carrying values and estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                                              2002                       2001
                                                                   --------------------------  --------------------------
                                                                     CARRYING        FAIR        CARRYING        FAIR
                                                                       AMOUNT        VALUE        AMOUNT         VALUE
                                                                   ------------  ------------  ------------  ------------
                                                                                   (DOLLARS IN THOUSANDS)
Financial assets:
      Cash and cash equivalents .................................  $     88,871  $     88,871  $     64,891  $     64,891
      Marketable securities available for sale ..................       121,711       121,711       130,290       130,290
      Marketable securities held to maturity ....................        67,819        70,127        54,853        55,140
      Loans, net ................................................     1,005,187     1,007,448       541,515       544,298
      Accrued interest receivable ...............................         5,384         5,384         4,155         4,155
      Cash surrender value of bank owned life insurance .........        18,153        18,153         7,598         7,598
Financial liabilities:
      Deposits ..................................................     1,079,684     1,093,730       685,022       689,809
      Securities sold under agreements to repurchase ............        70,764        70,764        72,258        72,258
      Borrowings ................................................       113,174       113,174         8,781         8,781

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

      Deposits. The estimated fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market deposits, approximates the amounts payable on demand at December 31, 2002 and 2001. The fair value of fixed maturity certificates of deposit is estimated by discounting the future contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

      Securities sold under agreements to repurchase. The estimated fair value of securities sold under agreements to repurchase, which reset frequently to market interest rates, approximates fair value.

      Borrowings. Borrowings consist of Trust Preferred Securities, Federal Home Loan Bank advances, and a note payable whose rates approximate market at December 31, 2002 and 2001.

      Off balance sheet items. The estimated fair values of the Company's off balance sheet items are not material to the fair value of financial instruments included in the consolidated balance sheets.

                                Index to Exhibits


Exhibit
Number    Description of Exhibits
------    -----------------------
 2.1        Agreement and Plan of Merger, dated as of May 22, 2002, by and among
            First State Bancorporation, First State Bank NM (formerly known as
            First State Bank of Taos), First Community Industrial Bank, Blazer
            Financial Corporation, and Washington Mutual Finance Corporation.
            (7)

 3.1        Restated Articles of Incorporation of First State Bancorporation.
            (1)

 3.2        Articles of Amendment to the Restated Articles of Incorporation of
            First State Bancorporation. (4)

 3.3        Bylaws of First State Bancorporation. (4)

 4.1        Shareholder Protection Rights Agreement dated October 25, 1996. (3)

10.1        Stock Option Plan of the Company. (5)

10.2        Executive Employment Agreement. (6)

21.1        Subsidiaries of Registrant. (2)

23          Consent of KPMG LLP. (8)

99.1        Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

99.2        Certification of CFO Pursuant to 18. U.S.C. Section 1350, As Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

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

(4) Incorporated by reference from the Company's 10-KSB for the year ended December 31, 1997.

(5) Incorporated by reference from the Company's Registration Statement on Form S-8, Commission File No. 333-83132, declared effective February 20, 2002, (which incorporates the Company's Registration Statement on Form S-8, Commission File No. 333-92795, effective December 15, 1999).

(6) Incorporated by reference from the Company's 10-K for the year ended December 31, 2001.

(7)  Incorporated by reference from the Company's Form 8-K filed on May 31,
     2002.

(8)  Filed Herewith.