Form 10-Q
period 2003-03-31
FIRST STATE BANCORPORATION
filed 2003-05-15
CIK 897861

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.
                                                        or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________________________ to
_______________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,416,346 shares of common stock, no par value, outstanding as of May 12, 2003.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY

                                                                                            PAGE
                            PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.                                                               2

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                                          8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                        11

Item 4.  Controls and Procedures.                                                           13

                             PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                                                  14

           SIGNATURES                                                                       14

           CERTIFICATIONS                                                                   15

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
                    FIRST STATE BANCORPORATION AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                                   (unaudited)
                 (Dollars in thousands, except per share amount)

                                  Assets                                                 March 31, 2003         December 31, 2002
                                                                                         ---------------        -----------------
Cash and due from banks                                                                  $        43,419         $        51,902
Interest-bearing deposits with banks                                                              14,464                  22,828
Federal funds sold                                                                                 1,057                  14,141
                                                                                         ---------------         ---------------
            Total cash and cash equivalents                                                       58,940                  88,871
Investment securities:
    Available for sale (at market, amortized cost of $110,578 at
         March 31, 2003, and $120,617 at December 31, 2002)                                      111,896                 121,711
    Held to maturity (at amortized cost, market value of $66,722 at
         March 31, 2003, and $70,127 at December 31, 2002)                                        64,776                  67,819
    Federal Home Loan Bank stock and Federal Reserve Bank stock at cost                            6,599                   4,564
                                                                                         ---------------         ---------------
            Total investment securities                                                          183,271                 194,094
                                                                                         ---------------         ---------------
Mortgage loans available for sale                                                                  9,393                  20,315
Loans held for investment net of unearned interest                                             1,045,270                 996,710
Less allowance for loan losses                                                                    12,204                  11,838
                                                                                         ---------------         ---------------
            Net loans                                                                          1,042,459               1,005,187
Premises and equipment, net                                                                       17,347                  16,503
Accrued interest receivable                                                                        5,511                   5,384
Other real estate owned                                                                              390                     908
Goodwill, net                                                                                     43,157                  43,412
Cash surrender value of bank owned life insurance                                                 18,395                  18,153
Deferred tax asset, net                                                                            3,191                   3,373
Other assets, net                                                                                 11,046                  10,985
                                                                                         ---------------         ---------------
            Total assets                                                                 $     1,383,707         $     1,386,870
                                                                                         ===============         ===============
                   Liabilities and Stockholders' Equity
Liabilities:
      Deposits:
            Non-interest-bearing                                                         $       198,981         $       189,063
            Interest-bearing                                                                     899,844                 890,621
                                                                                         ---------------         ---------------
                    Total deposits                                                             1,098,825               1,079,684
     Securities sold under agreements to repurchase                                               44,861                  70,764
     Borrowings                                                                                  112,222                 113,174
     Other liabilities                                                                             6,324                   5,780
                                                                                         ---------------         ---------------
                     Total liabilities                                                         1,262,232               1,269,402
Stockholders' equity:
     Preferred stock, no par value, 1,000,000 shares authorized; none
       issued or outstanding                                                                          --                      --
     Common stock, no par value, 20,000,000 shares authorized; issued
       7,797,054 at March 31, 2003 and 7,704,884 at December 31, 2002;
       outstanding 7,405,004 at March 31, 2003 and 7,327,834 at
       December 31, 2002                                                                          83,752                  82,294
     Treasury stock, at cost (392,050 shares March 31, 2003 and 377,050
       at December 31, 2002)                                                                      (5,778)                 (5,447)
     Retained earnings                                                                            42,631                  39,899
     Accumulated other comprehensive gains -
            Unrealized gains on investment securities, net of tax                                    870                     722
                                                                                         ---------------         ---------------
                    Total stockholders' equity                                                   121,475                 117,468
                                                                                         ---------------         ---------------
                    Total liabilities and stockholders' equity                           $     1,383,707         $     1,386,870
                                                                                         ===============         ===============
Book value per share                                                                     $         16.40         $         16.03
                                                                                         ===============         ===============
Tangible book value per share                                                            $         10.46         $          9.98
                                                                                         ===============         ===============

See accompanying notes to unaudited consolidated condensed financial statements.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
                      Consolidated Condensed Statements of
          Operations For the three months ended March 31, 2003 and 2002
                                   (unaudited)
                 (Dollars in thousands, except per share amount)

                                                                          Three months ended     Three months ended
                                                                             March 31, 2003        March 31, 2002
                                                                          ------------------     ------------------

Interest Income:
    Interest and fees on loans                                              $     18,574            $     10,875
    Interest on investment securities:
       Taxable                                                                     2,019                   2,318
       Nontaxable                                                                     35                      40
    Federal funds sold                                                                67                      70
    Interest-bearing deposits other banks                                             44                      51
                                                                            ------------            ------------
       Total interest income                                                      20,739                  13,354
                                                                            ------------            ------------
Interest expense:
    Deposits                                                                       4,944                   3,650
    Short-term borrowings                                                            160                     158
    Long-term debt                                                                   764                     109
                                                                            ------------            ------------
       Total interest expense                                                      5,868                   3,917
                                                                            ------------            ------------
       Net interest income before provision for loan losses                       14,871                   9,437
Provision for loan losses                                                          1,047                     669
                                                                            ------------            ------------
       Net interest income after provision for loan losses                        13,824                   8,768
                                                                            ------------            ------------
 Non-interest income:
    Service charges on deposit accounts                                              944                     816
    Other banking service fees                                                       288                     251
    Credit and debit card transaction fees                                           974                     915
    Gain on sale or call of investment securities                                     25                      13
    Check imprint income                                                             135                     124
    Gain on sale of mortgage loans                                                   919                     598
    Other                                                                            280                     140
                                                                            ------------            ------------
       Total non-interest income                                                   3,565                   2,857
                                                                            ------------            ------------
Non-interest expenses:
    Salaries and employee benefits                                                 5,879                   3,881
    Occupancy                                                                      1,318                     997
    Data Processing                                                                  545                     389
    Credit and debit card interchange                                                422                     452
    Equipment                                                                        857                     634
    Legal, accounting, and consulting                                                284                     201
    Marketing                                                                        362                     375
    Telephone                                                                        306                     213
    Supplies                                                                         208                     141
    Other real estate owned                                                          100                      57
    FDIC insurance premiums                                                           43                      28
    Amortization of intangibles                                                       29                      --
    Check imprint                                                                    124                     113
    Other                                                                          1,367                     778
                                                                            ------------            ------------
       Total non-interest expenses                                                11,844                   8,259
                                                                            ------------            ------------
Income before income taxes                                                         5,545                   3,366
Income tax expense                                                                 2,079                   1,279
                                                                            ------------            ------------
Net income                                                                  $      3,466            $      2,087
                                                                            ============            ============
Earnings per share:
    Basic earnings per share                                                $       0.47            $       0.43
                                                                            ============            ============
    Diluted earnings per share                                              $       0.46            $       0.41
                                                                            ============            ============
    Dividends per common share                                              $       0.10            $       0.09
                                                                            ============            ============

See accompanying notes to unaudited consolidated condensed financial statements.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
               Consolidated Condensed Statements of Comprehensive
            Income For the three months ended March 31, 2003 and 2002
                                   (unaudited)
                 (Dollars in thousands, except per share amount)

                                                                             Three months            Three months
                                                                                ended                    ended
                                                                            March 31, 2003          March 31, 2002
                                                                            ---------------         --------------
Net Income                                                                    $    3,466             $    2,087
Other comprehensive gain, net of tax-
     Unrealized holding gains (losses) on securities
           available for sale arising during period                           $      165                   (892)
Reclassification adjustment for gains included in net income                         (17)                    (8)
                                                                              ----------             ----------
Total comprehensive income                                                    $    3,614             $    1,187
                                                                              ==========             ==========

See accompanying notes to unaudited consolidated condensed financial statements

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
                    Consolidated Condensed Statements of Cash
            Flows For the three months ended March 31, 2003 and 2002
                                   (unaudited)
                 (Dollars in thousands, except per share amount)

                                                                                           Three Months              Three Months
                                                                                               ended                    ended
                                                                                           March 31, 2003           March 31, 2002
                                                                                           --------------           --------------

Operating activities:
    Net Income                                                                              $      3,466             $      2,087
                                                                                            ------------             ------------
    Adjustments to reconcile net income to net cash provided by operations:
       Provision for loan losses                                                                   1,047                      669
       Provision for decline in value of other real estate owned                                      82                       51
       Depreciation and amortization                                                                 714                      554
       Increase in bank owned life insurance cash surrender value                                   (242)                    (110)
       Amortization of securities, net                                                                (7)                     (48)
       Mortgage loans originated for sale                                                        (52,777)                 (35,415)
       Proceeds from sale of mortgage loans available for sale                                    64,383                   45,029
       Decrease (increase) in accrued interest receivable                                           (127)                     213
       (Increase) decrease in other assets, net                                                      (60)                     162
       Increase in other liabilities, net                                                            544                      437
       Income tax benefit of stock options exercised                                                 519                       --
                                                                                            ------------             ------------
            Total adjustments                                                                     14,076                   11,542
                                                                                            ------------             ------------
            Net cash provided by operating activities                                             17,542                   13,629
                                                                                            ------------             ------------
    Cash flows from investing activities:
       Net increase in loans                                                                     (50,039)                 (26,608)
       Purchases of investment securities carried at amortized cost                               (5,492)                 (40,462)
       Maturities of investment securities carried at amortized cost                               8,620                   34,565
       Purchases of investment securities carried at market                                      (31,069)                 (38,059)
       Maturities of investment securities carried at market                                      39,071                   48,277
       Purchases of premises and equipment                                                        (1,529)                    (667)
       Decrease in goodwill                                                                          255                       --
       Proceeds from sales of and payments on other real estate owned                                550                       15
                                                                                            ------------             ------------
            Net cash used in investing activities                                                (39,633)                 (22,939)
                                                                                            ------------             ------------
    Cash flows from financing activities:
       Net increase in interest-bearing deposits                                                   9,223                    5,875
       Net increase in non-interest-bearing deposits                                               9,918                    4,130
       Net decrease in securities sold under repurchase agreements                               (25,903)                 (19,118)
       Payments on borrowings                                                                       (952)                    (246)
       Common stock issued                                                                           939                       85
       Dividends paid                                                                               (734)                    (443)
       Purchase of treasury stock                                                                   (331)                     (94)
                                                                                            ------------             ------------
            Net cash used in financing activities                                                 (7,840)                  (9,811)
                                                                                            ------------             ------------
       Decrease in cash and cash equivalents                                                     (29,931)                 (19,121)
    Cash and cash equivalents at beginning of period                                              88,871                   64,891
                                                                                            ------------             ------------
    Cash and cash equivalents at end of period                                              $     58,940             $     45,770
                                                                                            ============             ============
Supplemental disclosure of noncash investing and financing activities:
    Additions to other real estate owned in settlement of loans                             $        178             $        625
                                                                                            ============             ============
    Additions to loans in settlement of other real estate owned                                       64                       --
                                                                                            ============             ============
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                                  $      6,381             $      4,213
                                                                                            ============             ============

See accompanying notes to unaudited consolidated condensed financial statements

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                   (unaudited)

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements are unaudited and include our accounts and those of our subsidiary, First State Bank N.M. (the "Bank") (100% owned). All significant intercompany accounts and transactions have been eliminated. Information contained in our consolidated condensed financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2. STOCK BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this statement as of December 31, 2002 had no effect on our consolidated financial position or results of operations.

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees and related interpretations in accounting for its fixed plan stock options." As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method and have included the disclosure required by SFAS No. 148.

Compensation expense of $0 and $3,444 was recognized in the first quarter of 2003 and 2002, respectively, pursuant to the grant of options. Had compensation costs been determined consistent with the fair value method of SFAS No. 123 at the grant dates for awards, net income and earnings per common share would have changed to the pro forma amounts indicated below.

                                                                       Three Months Ended March 31,
                                                                        2003                    2002
                                                                    ------------            ------------
                                                                 (Dollars in thousands, except per share amount)
    Net income as reported:                                         $      3,466            $      2,087
    Deduct:  Total stock-based employee compensation
      expense determined under fair value-based method for
      awards, net of related tax effects                                      (3)                     (5)
                                                                    ------------            ------------
    Pro forma net income                                            $      3,463            $      2,082
                                                                    ============            ============
    Earnings per share:
    Basic - as reported                                             $       0.47            $       0.43
                                                                    ============            ============
    Basic - pro forma                                               $       0.47            $       0.43
                                                                    ============            ============
    Diluted - as reported                                           $       0.46            $       0.41
                                                                    ============            ============
    Diluted - pro forma                                             $       0.46            $       0.41
                                                                    ============            ============

3. EARNINGS PER COMMON SHARE

Basic earnings per share are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). Diluted earnings per share are calculated by increasing the basic earnings per share denominator by the number of additional common shares that would have been outstanding if dilutive potential common shares for options had been issued.

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share for the quarters ended March 31:

                                                                  Quarter Ended March 31,
                                                     2003                                         2002
                                  -------------------------------------------    ------------------------------------------
                                     Income          Shares        Per Share       Income           Shares       Per Share
                                  (Numerator)     (Denominator)     Amount       (Numerator)     (Denominator)     Amount
                                  ------------    -------------  ------------    ------------    ------------- ------------
                                                        (Dollars in thousands, except per share amounts)
Basic EPS:
   Net income                     $      3,466       7,380,262    $       0.47    $      2,087      4,884,658  $       0.43
                                                                  ============                                 ============
Effect of dilutive securities
   Options                                  --         159,514                              --        189,329
                                  ------------    ------------                    ------------   ------------
Diluted EPS:
Net income                        $      3,466       7,539,776    $       0.46    $      2,087      5,073,987  $       0.41
                                  ============    ============    ============    ============   ============  ============

4. TREASURY STOCK

Our Board of Directors has authorized us to purchase up to 525,000 shares of our common stock. As of March 31, 2003, we have purchased 392,050 shares, including 15,000 shares totaling $330,644 during the first three months of 2003. We may purchase additional shares, the amount of which will be determined by market conditions.

5. ACQUISITION OF FIRST COMMUNITY INDUSTRIAL BANK

We completed our acquisition of First Community Industrial Bank ("First Community") on October 1, 2002 for approximately $67 million. We financed this acquisition through a public offering of our common stock in August 2002, which netted approximately $51.0 million and through the issuance of approximately $25.0 million in trust preferred securities in June of 2002. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of First Community were recorded at their respective fair values on October 1, 2002. We acquired approximately $343 million in loans and approximately $242 million in deposits and recognized goodwill of approximately $43 million related to the transaction. The First Community account balances acquired on October 1, 2002 and the results of operations since October 1, 2002 are included in the results of First State.

During the first quarter of 2003, we completed the sale of certain mortgage loans available for sale obtained in the acquisition of First Community in 2002. The sale to unrelated third parties included 227 loans with a carrying value of approximately $8.5 million. The sale of the mortgage loans, which had been recorded at their fair value on the date of acquisition, resulted in a discount of approximately $277,000 which was recorded as a reduction of goodwill. This reduction of goodwill was partially offset by $22,000 of additional items related to the acquisition.

The pro forma financial information below presents the condensed consolidated financial results assuming that First Community, acquired October 1, 2002, had been acquired at the beginning of 2002 and includes the effect of amortization of other acquired identifiable intangible assets from that date. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of future operations that would have been achieved had the acquisition taken place at the beginning of 2002. Pro forma information follows:

                                                                          Quarter ended March 31,
                                                                        -----------------------------
                                                                                    2002
                                                                        -----------------------------
                                                                        (Dollars in thousands, except
                                                                               per share amounts)

Interest income:
   Interest and fees on loans ..........................................      $     18,890
   Interest and dividends on securities:
     Taxable securities ................................................             2,336
     Non-taxable securities ............................................                40
                                                                              ------------
         Total interest and dividends on securities ....................             2,376
     Federal funds sold and interest-bearing bank balances .............               121
                                                                              ------------
         Total interest income .........................................            21,387
Interest expense:
   Interest on deposits ................................................             5,940
   Short-term borrowings ...............................................               158
   Long-term borrowings ................................................             1,068
                                                                              ------------
         Total interest expense ........................................             7,166
                                                                              ------------
           Net interest income before provision for loan losses ........            14,221
Provision for loan losses ..............................................             1,015
                                                                              ------------
           Net interest income after provision for loan losses .........            13,206
Non-interest income ....................................................             2,870
Non-interest expenses ..................................................            10,124
                                                                              ------------
Income before taxes ....................................................             5,952
Income tax expense .....................................................             2,267
                                                                              ------------
         Net income ....................................................      $      3,685
                                                                              ============
Average common shares outstanding, basic ...............................         7,299,658
Average common shares outstanding, diluted .............................         7,488,987
Basic earnings per share ...............................................      $       0.50
Diluted earnings per share .............................................      $       0.49

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CONSOLIDATED CONDENSED BALANCE SHEETS

Our total assets decreased by $3.2 million from $1.387 billion as of December 31, 2002, to $1.384 billion as of March 31, 2003. The decrease was primarily made up of a $29.9 million decrease in cash and cash equivalents, a $10.8 million decrease in investment securities, and a $37.3 million increase in net loans. The decreases in cash and cash equivalents and investments securities were a result of a $25.9 million seasonal decrease in securities sold under agreements to repurchase.

The following table presents the amounts of our loans, by category, at the dates indicated.

                                            March 31, 2003                December 31, 2002                 March 31, 2002
                                     ---------------------------     ---------------------------     --------------------------
                                                                        (Dollars in thousands)
                                        Amount           %              Amount           %              Amount          %
                                     ------------   ------------     ------------   ------------     ------------  ------------
Commercial                           $    112,077           10.6%    $    100,813            9.9%    $     89,566          15.9%
Real estate-mortgage                      804,273           76.3%         759,884           74.7%         350,201          62.0%
Real estate-construction                   94,825            9.0%         100,458            9.9%          96,395          17.1%
Consumer and other                         34,095            3.2%          35,555            3.5%          25,166           4.5%
Mortgage loans available for sale           9,393            0.9%          20,315            2.0%           3,266           0.5%
                                     ------------   ------------     ------------   ------------     ------------  ------------
     Total                           $  1,054,663          100.0%    $  1,017,025          100.0%    $    564,594         100.0%
                                     ============   ============     ============   ============     ============  ============

Deposits, which are our main source of funds for loans and investments, increased by $19.1 million from $1.080 billion as of December 31, 2002, to $1.099 billion as of March 31, 2003. Securities sold under agreements to repurchase decreased $25.9 million from $70.8 million at December 31, 2002 to $44.9 million at March 31, 2003. This decrease appears to be a seasonal decrease as businesses' made annual income tax payments for the year ended December 31, 2002. The following table represents customer deposits, by category, at the dates indicated.

                                                   March 31, 2003              December 31, 2002           March 31, 2002
                                              ------------------------      -----------------------   -----------------------
                                                                             (Dollars in thousands)
                                                 Amount          %             Amount         %          Amount         %
                                              ------------   ---------      ------------   --------   ------------   --------
Non-interest bearing                          $    198,981        18.1%     $    189,063       17.5%  $    139,928       20.1%
Interest bearing demand                            189,927        17.3%          192,067       17.8%       149,008       21.4%
Money market savings accounts                      141,346        12.9%          125,616       11.6%        81,470       11.7%
Regular savings                                     56,123         5.1%           52,636        4.9%        46,443        6.7%
Certificates of deposit less than $100,000         287,217        26.1%          298,900       27.7%       117,872       17.0%
Certificates of deposit greater than $100,000      225,231        20.5%          221,402       20.5%       160,306       23.1%
                                              ------------   ---------      ------------   --------   ------------   --------
     Total                                    $  1,098,825       100.0%     $  1,079,684      100.0%  $    695,027      100.0%
                                              ============   =========      ============   ========   ============   ========

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003

Our net income for the three months ended March 31, 2003, was $3.5 million, an increase of $1.4 million or 66.1% from $2.1 million for the same period of 2002. The increase in net income resulted from an increase in net interest income before provision for loan losses of $5.4 million and an increase in non-interest income of $708,000, partially offset by increases in non-interest expenses of $3.6 million and income taxes of $800,000. Our annualized return on average assets was 1.01% for the three months ended March 31, 2003, compared to 1.03% for the same period of 2002.

The net interest income before the provision for loan losses increased $5.4 million to $14.9 million for the first quarter of 2003 compared to $9.4 million for the first quarter of 2002. This increase was composed of a $7.4 million increase in total interest income and a $2.0 million increase in total interest expense. The increase in interest income was composed of an increase of $9.4 million due to increased average interest earning assets of $493.6 million, offset by a $2.0 million decrease due to a 0.39% decrease in the yield on average interest earning assets. The increase in average interest-earning assets occurred in loans and investment securities, and was made possible by the acquisition of First Community in the fourth quarter of 2002 and our successful efforts to increase market share in New Mexico. The increase in total interest expense was composed of an increase of $5.0 million due to increased average interest-bearing liabilities of $450.6 million, offset by a decrease of $3.0 million due to a .033% decrease in the cost of interest-bearing liabilities. The increase in average interest-bearing liabilities was due to an increase in average interest-bearing deposits of $353.6 million, an increase in average borrowings of $79.0 million, and an increase in average trust preferred securities of $25.0 million. The increase in interest-bearing deposits is a result of the acquisition of First Community and our success in increasing market share in New Mexico. The increase in borrowings is due to outstanding FHLB advances of First Community. The additional trust preferred securities were issued in June 2002 to help fund the First Community acquisition.

The decrease in yield on interest earning assets reflects the impact of the Federal Reserve Bank's additional reduction of the discount rate in 2002. The reduction in the discount rate contributed to a corresponding reduction in the prime rate. A substantial portion of our loan portfolio consists of adjustable rate loans whose rates are adjusted based upon the then prevailing prime rate. The decrease in the prime rate has led to a corresponding reduction in the yield on our loan portfolio. We aim to keep the maturity of our investment securities relatively short. As a result of the current low rate environment, our policy of investing in securities with short maturities has caused us to experience reduced yields on our securities as they mature and are reinvested.

The decrease in our cost of interest bearing liabilities is a result of lower interest payments made to our deposit and repurchase agreement customers. The interest rate that we pay to our deposit and repurchase agreement customers is influenced by the level of the discount rate. As a result of the reduction in the discount rate made by the Federal Reserve Bank in 2002, we reduced the interest rates that we pay on our customers' deposits and repurchase agreements and reduced the corresponding interest payments to these customers. This decrease was partially offset by the issuance of trust-preferred securities that bear a higher interest rate than customer deposits or repurchase agreements.

We believe that the competitive environment for deposits will significantly determine the impact on the net interest margin of changes in interest rates. We also believe that additional decreases in rates would cause further compression of our net interest margin, while increases would cause an increase in our net interest margin.

Our provision for loan losses was $1.047 million for the first quarter of 2003, compared to $669,000 for the first quarter of 2002. Net charge-offs for the first quarter of 2003 were $681,000 compared to $498,000 for the first quarter of 2002. The allowance for loan losses to total loans was 1.16% and the allowance for loan losses to non-performing loans was 123% at March 31, 2003, compared to the allowance for loan losses to total loans of 1.31% and the allowance for loan losses to non-performing loans of 533% at March 31, 2002. Total non-performing assets to total assets were 0.74% at March 31, 2003, compared to 0.27% at March 31, 2002. The increase in charge-offs and the decrease in the percentage of the allowance for loan losses to total loans and non-performing loans as of and for the quarter ended March 31, 2003 were directly related to the higher level of non-performing loans at First Community. We provide for loan losses based upon our judgments concerning the adequacy of the allowance for loan losses considering such factors as loan growth, delinquency trends, previous charge-off experience, and local and national economic conditions.

Our total non-interest income increased by $708,000 to $3.6 million for the three months ended March 31, 2003, compared to $2.9 million for the same period of 2002. The increase was primarily composed of a $321,000 increase in gains on sales of mortgage loans, caused by greater new home construction and refinancing resulting from the lower interest rate environment, a $59,000 increase in credit and debit card transaction fees resulting from increased transaction volume due to increased market share, a $128,000 increase in service charges on deposits, and other non-interest income which increased $140,000 resulting from increased customer accounts and deposit activity.

We believe that if interest rates remain at current levels or begin to increase, the demand for mortgage loans to refinance existing mortgage loans or for new home construction will decrease and we will see a decrease in gains on sales of mortgage loans and other loan fees associated with our mortgage lending operations.

Our total non-interest expenses increased by $3.6 million to $11.8 million for the first quarter of 2003, compared to $8.3 million for the same period of 2002. This increase was due partially to a $2.0 million increase in salaries and employee benefits, a $321,000 increase in occupancy expense, and a $223,000 increase in equipment expense. The increases in salary, occupancy, and equipment expense are due primarily to the acquisition and merger of First Community and increased commissions for the production of mortgage loans sold. The increase in occupancy expense was also impacted by an additional branch office opened during the quarter in Santa Fe, N.M. We anticipate that salaries and employee benefits, occupancy, and equipment expenses will continue to increase modestly during the remainder of fiscal 2003 as management continues to make strategic hires and reposition branch locations in Colorado and Utah and open two additional branches and a new support services facility in New Mexico.

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

                                                                                     (Dollars in thousands)
                                                                 --------------         -----------------       --------------
ALLOWANCE FOR LOAN LOSSES:                                       March 31, 2003         December 31, 2002       March 31, 2002
                                                                 --------------         -----------------       --------------
Balance beginning of period                                        $   11,838              $    7,207              $    7,207
Provision for loan losses                                               1,047                   2,589                     669
Net charge-offs                                                          (681)                 (1,123)                   (498)
Allowance related to acquired loans                                        --                   3,165                      --
                                                                   ----------              ----------              ----------
Balance end of period                                              $   12,204              $   11,838              $    7,378
                                                                   ==========              ==========              ==========
Allowance for loan losses to total loans                                 1.16%                   1.16%                   1.31%
Allowance for loan losses to non-performing loans                         123%                    108%                    533%

                                                                                    (Dollars in thousands)
                                                                --------------         -----------------          --------------
NON-PERFORMING ASSETS:                                          March 31, 2003         December 31, 2002          March 31, 2002
                                                                --------------         -----------------          --------------
Accruing loans - 90 days past due                                $         --             $        721             $         40
Non-accrual loans                                                       9,912                   10,241                    1,344
                                                                 ------------             ------------             ------------
Total non-performing loans                                              9,912                   10,962                    1,384
Other real estate owned                                                   390                      908                      862
                                                                 ------------             ------------             ------------
Total non-performing assets                                      $     10,302             $     11,870             $      2,246
                                                                 ============             ============             ============
Potential problem loans                                          $     14,373             $     23,286             $     13,334
Total non-performing assets to total assets                              0.74%                    0.86%                    0.27%

Potential problem loans are loans not included in non-performing loans that we have doubts as to the ability of the borrowers to comply with present loan repayment terms.

During the first quarter of 2003, we completed the sale of certain mortgage loans available for sale obtained in the acquisition of First Community in 2002. The sale to unrelated third parties included 227 loans with a carrying value of approximately $8.5 million. Included in the sale were approximately $3 million in face value of loans that were non-performing as of December 31, 2002. The sale of the mortgage loans, which had been recorded at their fair value on the date of acquisition, resulted in a discount of approximately $277,000 which was recorded as a reduction of goodwill. This reduction of goodwill was partially offset by $22,000 of additional items related to the acquisition.

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

                                                                          THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------------------------------------------------------
                                                                     2003                                   2002
                                                   --------------------------------------   -----------------------------------
                                                                    INTEREST     AVERAGE                   INTEREST    AVERAGE
                                                      AVERAGE       INCOME OR     YIELD       AVERAGE     INCOME OR    YIELD
                                                      BALANCE        EXPENSE     OR COST      BALANCE      EXPENSE     OR COST
                                                   ------------     ---------    --------   -----------   ----------  ---------
                                                                                 (DOLLARS IN THOUSANDS)

ASSETS
Loans:
    Commercial ..................................  $     96,479     $   1,564       6.57%   $   87,609   $    1,543       7.14%
    Real estate--mortgage .......................       783,230        13,891       7.19%      335,164        6,359       7.69%
    Real estate--construction ...................        99,904         1,788       7.26%       97,181        1,785       7.45%
    Consumer ....................................        34,693           882      10.31%       25,356          689      11.02%
    Mortgage ....................................         9,447           449      19.28%        6,285          499      32.20%
    Other .......................................           698            --         --           572           --         --
                                                   ------------     ---------    -------    ----------   ----------   --------
      Total loans ...............................     1,024,451        18,574       7.35%      552,167       10,875       7.99%
Allowance for loan losses .......................       (12,129)                                (7,356)
Securities:
    U.S. government and mortgage-backed .........       187,729         1,964       4.24%      178,941        2,298       5.21%
    State and political subdivisions:
      Nontaxable ................................         3,142            35       4.51%        3,502           40       4.63%
      Taxable ...................................           519             2       1.91%           --           --         --
      Other .....................................         6,105            53       3.51%        2,291           20       3.61%
                                                   ------------     ---------    -------    ----------   ----------   --------
    Total securities ............................       197,495         2,054       4.22%      184,734        2,358       5.18%
Interest-bearing deposits with banks ............        15,546            44       1.15%       13,082           50       1.55%
Federal funds sold ..............................        23,420            67       1.16%       17,354           71       1.63%
                                                   ------------     ---------    -------    ----------   ----------   --------
    Total interest-earning assets ...............     1,260,912        20,739       6.67%      767,337       13,354       7.06%
Non-interest-earning assets:
Cash and due from banks .........................        44,176                                 30,381
Other ...........................................        98,969                                 34,110
                                                   ------------                             ----------
    Total non-interest-earning assets ...........       143,145                                 64,491
                                                   ------------                             ----------
    Total assets ................................  $  1,391,928                             $  824,472
                                                   ============                             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Interest-bearing demand accounts ............  $    195,363     $     232       0.48%   $  152,134   $      295       0.79%
    Certificates of deposit .....................       518,825         4,049       3.17%      278,745        2,893       4.21%
    Money market savings accounts ...............       135,991           549       1.64%       74,673          317       1.72%
    Regular savings accounts ....................        53,841           114       0.86%       44,829          144       1.30%
                                                   ------------     ---------    -------    ----------   ----------   --------
          Total interest-bearing deposits .......       904,020         4,944       2.22%      550,381        3,649       2.69%
Federal funds purchased and securities
   sold under agreements to repurchase ..........        58,419            72       0.50%       65,471          158       0.98%
Borrowings ......................................        80,060           448       2.27%        1,041           24       9.51%
Trust Preferred securities ......................        32,500           404       5.03%        7,500           86       4.60%
                                                   ------------     ---------    -------    ----------   ----------   --------
          Total interest-bearing liabilities ....     1,074,999         5,868       2.21%      624,393        3,917       2.54%
Non-interest-bearing demand accounts ............       190,931                                136,822
Other non-interest-bearing liabilities ..........         5,203                                  3,485
                                                   ------------                             ----------
          Total liabilities .....................     1,271,133                                764,700
Stockholders' equity ............................       120,795                                 59,772
                                                   ------------                             ----------
          Total liabilities and
            stockholders' equity ................  $  1,391,928                             $  824,472
                                                   ============     ---------               ==========   ----------
Net interest income .............................                   $  14,871                            $    9,437
                                                                    =========                            ==========
Net interest spread .............................                                   4.46%                                 4.51%
Net interest margin .............................                                   4.78%                                 4.99%
Ratio of average interest-earning assets to
  average interest-bearing liabilities ..........                                 117.29%                               122.89%

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

Rising and falling interest rate environments can have various impacts on a bank's net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank's various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of March 31, 2003, our cumulative interest rate gap for the period up to three months was a positive $174.3 million and for the period up to one year was a positive $231.4 million. Based solely on our interest rate gap of twelve months or less, our net income could be unfavorably impacted by decreases in interest rates or favorably impacted by increases in interest rates.

The following table sets forth our estimate of maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at March 31, 2003. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with accounting principles generally accepted in the United States of America. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

                                                                          THREE
                                                           LESS THAN     MONTHS TO
                                                             THREE     LESS THAN ONE  ONE TO FIVE    OVER FIVE
                                                             MONTHS         YEAR         YEARS         YEARS         TOTAL
                                                          ------------ -------------  -----------   -----------   ------------
                                                                                 (DOLLARS IN THOUSANDS)

Interest-earning assets:
     Investment securities .............................. $     33,345  $   78,446    $   55,686   $    15,794   $    183,271
     Interest-bearing deposits with banks ...............       14,464          --            --            --         14,464
     Federal funds sold .................................        1,057          --            --            --          1,057
     Loans:
        Commercial ......................................       72,980      18,433        19,078         1,586        112,077
        Real estate .....................................      389,377     180,051       292,264        46,799        908,491
        Consumer ........................................       10,990       7,432        14,697           976         34,095
                                                          ------------  ----------    ----------   -----------   ------------
             Total interest-earning assets .............. $    522,213  $  284,362    $  381,725   $    65,155   $  1,253,455
                                                          ------------  ----------    ----------   -----------   ------------
Interest-bearing liabilities:
     Savings and NOW accounts ........................... $    125,464  $       --    $       --   $   261,932   $    387,396
     Certificates of deposit of $100,000 or more ........       53,772      98,352        71,764         1,343        225,231
     Other time accounts ................................       71,340     128,852        84,900         2,125        287,217
     Securities sold under agreements to repurchase .....       44,861          --            --            --         44,861
     Other borrowings ...................................       52,500          --        58,757           965        112,222
                                                          ------------  ----------    ----------   -----------   ------------
             Total interest-bearing liabilities ......... $    347,937  $  227,204    $  215,421   $   266,365   $  1,056,927
                                                          ------------  ----------    ----------   -----------   ------------
Interest rate gap ....................................... $    174,276  $   57,158    $  166,304   $  (201,210)  $    196,528
                                                          ============  ==========    ==========   ===========   ============
Cumulative interest rate gap at March 31, 2003 .......... $    174,276  $  231,434    $  397,738   $   196,528
                                                          ============  ==========    ==========   ===========
Cumulative gap ratio at March 31, 2003 ..................         1.50        1.40          1.50          1.19
                                                          ============  ==========    ==========   ===========

FORWARD-LOOKING STATEMENTS

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking words such as "believe," "expect," "may," "will," "should," "seek," "approximately," "intend," "plan," "estimate," or "anticipate" or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statement. Some factors include fluctuations in interest rates, inflation, government regulations, loss of key personnel, faster or slower than anticipated growth, economic conditions, competition's responses to our marketing strategy, and competition in the geographic and business areas in which we conduct our operations.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
No.               Description
-------           -----------

Exhibit 3.1       Amended Bylaws.

Exhibit 10.1      Code of Ethics for Executives.

Exhibit 10.2      Deferred Compensation Agreement.

Exhibit 99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification of CFO Pursuant to 18. U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIRST STATE BANCORPORATION

Date: May 15, 2003                By: /s/ Michael R. Stanford
                                     ------------------------------------------
                                  Michael R. Stanford, President & Chief
                                  Executive Officer

Date: May 15, 2003                By: /s/ Christopher C. Spencer
                                     ------------------------------------------
                                  Christopher C. Spencer, Senior Vice President
                                  and Chief Financial Officer

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

Date: May 15, 2003
                                     /s/ Michael R. Stanford
                                     ------------------------------------------
                                     Michael R. Stanford
                                     President and Chief Executive Officer

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

Date: May 15, 2003
                                                  /s/ Christopher C. Spencer
                                                  ------------------------------
                                                  Christopher C. Spencer
                                                  Senior Vice President and
                                                  Chief Financial Officer, and
                                                  Principal Accounting Officer

                          PART II - OTHER INFORMATION


                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER          DESCRIPTION
------------      -----------
Exhibit 3.1       Amended Bylaws.

Exhibit 10.1      Code of Ethics for Executives.

Exhibit 10.2      Deferred Compensation Agreement.

Exhibit 99.1      Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of
                  the Sarbanes-Oxley Act of 2002.

Exhibit 99.2      Certification of CFO Pursuant to 18. U.S.C. Section 1350, As Adopted Pursuant to Section 906 of
                  the Sarbanes-Oxley Act of 2002.