Form 10-Q
period 2003-06-30
FIRST STATE BANCORPORATION
filed 2003-08-13
CIK 897861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,515,488 shares of common stock, no par value, outstanding as of August 11, 2003.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY



                                                                          PAGE
                                                                          ----
                         PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements                                                2

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         13

Item 4.  Controls and Procedures                                            16

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                16

Item 6.  Exhibits and Reports on Form 8-K                                   17

         SIGNATURES                                                         18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                                   (unaudited)
                (Dollars in thousands, except per share amounts)

                                                                                      June 30, 2003        December 31, 2002
                                                                                    ------------------     ------------------
                                     Assets
Cash and due from banks                                                             $           45,892     $           51,902
Interest-bearing deposits with banks                                                               177                 22,828
Federal funds sold                                                                               2,571                 14,141
                                                                                    ------------------     ------------------
      Total cash and cash equivalents                                                           48,640                 88,871
Investment securities:
     Available for sale (at market, amortized cost of $126,520 at
          June 30, 2003, and $120,617 at December 31,2002)                                     128,276                121,711
     Held to maturity (at amortized cost, market value of $73,058 at
         June 30, 2003, and $70,127 at December 31, 2002)                                       71,359                 67,819
     Federal Home Loan Bank Stock and Federal Reserve Bank Stock at cost                         8,419                  4,564
                                                                                    ------------------     ------------------
           Total investment securities                                                         208,054                194,094
                                                                                    ------------------     ------------------
Mortgage loans available for sale                                                               14,057                 20,315
Loans held for investment net of unearned interest                                           1,095,758                996,710
Less allowance for loan losses                                                                  12,985                 11,838
                                                                                    ------------------     ------------------
           Net loans                                                                         1,096,830              1,005,187
Premises and equipment, net                                                                     18,993                 16,503
Accrued interest receivable                                                                      5,275                  5,384
Other real estate owned                                                                            373                    908
Goodwill                                                                                        43,223                 43,412
Cash surrender value of bank owned life insurance                                               18,640                 18,153
Deferred tax asset, net                                                                          3,014                  3,373
Other assets, net                                                                                8,922                 10,985
                                                                                    ------------------     ------------------
           Total assets                                                             $        1,451,964     $        1,386,870
                                                                                    ==================     ==================

                      Liabilities and Stockholders' Equity
Liabilities:
    Deposits:
           Non-interest-bearing                                                     $          216,951     $          189,063
           Interest-bearing                                                                    913,522                890,621
                                                                                    ------------------     ------------------
                    Total deposits                                                           1,130,473              1,079,684
    Securities sold under agreements to repurchase and federal funds purchased                  48,320                 70,764
    Borrowings                                                                                 141,262                113,174
    Other liabilities                                                                            6,157                  5,780
                                                                                    ------------------     ------------------
                    Total liabilities                                                        1,326,212              1,269,402
Stockholders' equity:
   Preferred stock, no par value, 1,000,000 shares authorized; none issued
        or outstanding                                                                              --                     --
   Common stock, no par value, 20,000,000 shares authorized; issued
      7,859,988 at June 30, 2003 and 7,704,884 at December 31, 2002; outstanding
      7,467,938 at June 30, 2003 and 7,327,834 at December 31, 2002                             84,834                 82,294
   Treasury stock, at cost (392,050 shares at June 30, 2003 and 377,050 at
      December 31, 2002)                                                                        (5,778)                (5,447)
   Retained earnings                                                                            45,538                 39,899
   Accumulated other comprehensive gains -
        Unrealized gains on investment securities, net of tax                                    1,158                    722
                                                                                    ------------------     ------------------
                    Total stockholders' equity                                                 125,752                117,468
                                                                                    ------------------     ------------------
                    Total liabilities and stockholders' equity                      $        1,451,964     $        1,386,870
                                                                                    ==================     ==================
Book value per share                                                                $            16.84     $            16.03
                                                                                    ==================     ==================
Tangible book value per share                                                       $            10.94     $             9.98
                                                                                    ==================     ==================

See accompanying notes to unaudited consolidated condensed financial statements.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
                Consolidated Condensed Statements of Operations
           For the three and six months ended June 30, 2003 and 2002
                                   (unaudited)
                (Dollars in thousands, except per share amounts)

                                                             Three months      Three months       Six months        Six months
                                                            ended June 30,    ended June 30,    ended June 30,     ended June 30,
                                                                 2003              2002              2003              2002
                                                            --------------    --------------    --------------    --------------
Interest Income:
     Interest and fees on loans                             $       19,638    $       11,311    $       38,212    $       22,186
     Interest on investment securities:
        Taxable                                                      1,912             2,243             3,931             4,561
        Nontaxable                                                      36                38                71                78
     Federal funds sold                                                 24                40                91               110
     Interest-bearing deposits other banks                              11                24                55                75
                                                            --------------    --------------    --------------    --------------
        Total interest income                                       21,621            13,656            42,360            27,010
                                                            --------------    --------------    --------------    --------------
Interest expense:
     Deposits                                                        4,782             3,488             9,726             7,138
     Short-term borrowings                                             158               150               318               308
     Borrowings                                                        750               149             1,514               258
                                                            --------------    --------------    --------------    --------------
        Total interest expense                                       5,690             3,787            11,558             7,704
                                                            --------------    --------------    --------------    --------------
        Net interest income before provision for loan
          losses                                                    15,931             9,869            30,802            19,306
Provision for loan losses                                            1,271               519             2,318             1,188
                                                            --------------    --------------    --------------    --------------
        Net interest income after provision for loan
          losses                                                    14,660             9,350            28,484            18,118
                                                            --------------    --------------    --------------    --------------
Non-interest income:
     Service charges on deposit accounts                             1,141               837             2,085             1,653
     Other banking service fees                                        296               272               584               523
     Credit and debit card transaction fees                            982             1,060             1,956             1,975
     Gain on sale or call of investment securities                       8                 8                33                21
     Gains on sale of mortgage loans                                 1,156               526             2,075             1,124
     Check imprint income                                              135               132               270               256
     Other                                                             282               177               562               317
                                                            --------------    --------------    --------------    --------------
        Total non-interest income                                    4,000             3,012             7,565             5,869
                                                            --------------    --------------    --------------    --------------
Non-interest expenses:
     Salaries and employee benefits                                  6,222             3,829            12,101             7,710
     Occupancy                                                       1,444             1,020             2,762             2,017
     Data processing                                                   570               502             1,115               891
     Credit and debit card interchange                                 388               546               810               998
     Equipment                                                         873               665             1,730             1,299
     Legal, accounting, and consulting                                 315               157               599               358
     Marketing                                                         567               554               929               929
     Telephone                                                         389               205               695               418
     Supplies                                                          192               142               400               283
     Other real estate owned                                            55                27               155                84
     FDIC insurance premiums                                            44                30                87                58
     Check imprint                                                     129               117               253               230
     Amortization of intangibles                                        28                --                57                --
     Other                                                           1,398               936             2,765             1,714
                                                            --------------    --------------    --------------    --------------
        Total non-interest expenses                                 12,614             8,730            24,458            16,989
                                                            --------------    --------------    --------------    --------------
Income before income taxes                                           6,046             3,632            11,591             6,998
Income tax expense                                                   2,315             1,388             4,394             2,667
                                                            --------------    --------------    --------------    --------------
Net income                                                  $        3,731    $        2,244    $        7,197    $        4,331
                                                            ==============    ==============    ==============    ==============
Earnings per share:
     Basic earnings per share                               $         0.50    $         0.46    $         0.97    $         0.89
                                                            ==============    ==============    ==============    ==============
     Diluted earnings per share                             $         0.49    $         0.44    $         0.95    $         0.85
                                                            ==============    ==============    ==============    ==============
     Dividends per common share                             $         0.11    $         0.10    $         0.21    $         0.19
                                                            ==============    ==============    ==============    ==============

See accompanying notes to unaudited consolidated condensed financial statements.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
           Consolidated Condensed Statements of Comprehensive Income
           For the three and six months ended June 30, 2003 and 2002
                                   (unaudited)
                (Dollars in thousands, except per share amounts)

                                                 Three months ended   Three months ended    Six months ended     Six months ended
                                                     June 2003            June 2002            June 2003              June 2002
                                                 ------------------   ------------------   ------------------   ------------------
Net Income                                       $            3,731   $            2,244   $            7,197   $            4,331
Other comprehensive gain net of tax-
     Unrealized holding gains on securities
       available for sale arising during period                 293                  910                  458                   23
Reclassification adjustment for gains
     included in net income                                      (5)                  (8)                 (22)                 (21)
                                                 ------------------   ------------------   ------------------   ------------------
Total comprehensive income                       $            4,019   $            3,146   $            7,633   $            4,333
                                                 ==================   ==================   ==================   ==================

See accompanying notes to unaudited consolidated condensed financial statements.

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
                Consolidated Condensed Statements of Cash Flows
           For the three and six months ended June 30, 2003 and 2002
                                   (unaudited)
                (Dollars in thousands, except per share amounts)

                                                                   Three months    Three months      Six months       Six months
                                                                      ended           ended            ended             ended
                                                                   June 30, 2003   June 30, 2002    June 30, 2003   June 30, 2002
                                                                   --------------  --------------   --------------  --------------
Operating activities:
   Net Income                                                      $        3,731  $        2,244   $        7,197  $        4,331
                                                                   --------------  --------------   --------------  --------------
   Adjustments to reconcile net income to net cash provided
    by operations:
      Provision for loan losses                                             1,271             519            2,318           1,188
      Provision for decline in value of other real estate owned                11              --               93              50
      Net gain on sale of other real estate owned                             (27)             --              (27)             --
      Depreciation and amortization                                           754             571            1,468           1,125
      Income tax benefit of stock options exercised                           553              --            1,072              --
      Increase in bank owned life insurance cash surrender value             (245)           (109)            (487)           (219)
      Amortization of securities, net                                        (348)            (62)            (355)           (110)
      Mortgage loans originated for sale                                  (68,214)        (40,544)        (120,991)        (75,959)
      Proceeds from sale of mortgage loans originated for sale             64,911          40,833          129,294          85,862
      Decrease in accrued interest receivable                                 236              92              109             305
      (Increase) decrease in other assets, net                              2,198            (103)           2,138             169
      (Decrease) increase in other liabilities, net                          (167)           (567)             377            (239)
                                                                   --------------  --------------   --------------  --------------
           Total adjustments                                                  933             630           15,009          12,172
                                                                   --------------  --------------   --------------  --------------
           Net cash provided by operating activities                        4,664           2,874           22,206          16,503
                                                                   --------------  --------------   --------------  --------------
   Cash flows from investing activities:
      Net increase in loans                                               (52,532)        (40,963)        (102,571)        (67,571)
      Purchases of investment securities carried at amortized
       cost                                                               (18,000)        (22,404)         (23,492)        (60,462)
      Maturities of investment securities carried at amortized
       cost                                                                11,182           8,830           19,802          57,107
      Purchases of investment securities carried at market                (42,066)         (6,610)         (73,135)        (47,072)
      Maturities of investment securities carried at market                24,810          34,890           63,881          69,455
      Purchases of premises and equipment                                  (2,370)           (763)          (3,899)         (1,430)
      (Increase) decrease in goodwill                                         (66)             --              189              --
      Proceeds from sales of and payments on other real estate
       owned                                                                  226              16              776              31
                                                                   --------------  --------------   --------------  --------------
           Net cash used in investing activities                          (78,816)        (27,004)        (118,449)        (49,942)
                                                                   --------------  --------------   --------------  --------------
   Cash flows from financing activities:
      Net increase in interest-bearing deposits                            13,678          12,214           22,901          18,089
      Net increase in non-interest-bearing deposits                        17,970          23,579           27,888          27,708
      Net increase (decrease) in securities sold under
       repurchase agreements and federal funds purchased                    3,459             312          (22,444)        (18,805)
      Proceeds from borrowings                                             50,000          25,000           50,000          25,000
      Payments on borrowings                                              (20,960)            (11)         (21,912)           (257)
      Common stock issued                                                     529              85            1,468             170
      Dividends paid                                                         (824)           (493)          (1,558)           (937)
      Purchase of treasury stock                                               --              --             (331)            (94)
                                                                   --------------  --------------   --------------  --------------
           Net cash provided by financing activities                       63,852          60,686           56,012          50,874
                                                                   --------------  --------------   --------------  --------------
      Increase (decrease) in cash and cash equivalents                    (10,300)         36,556          (40,231)         17,435
   Cash and cash equivalents at beginning of period                        58,940          45,770           88,871          64,891
                                                                   --------------  --------------   --------------  --------------
   Cash and cash equivalents at end of period                      $       48,640  $       82,326   $       48,640  $       82,326
                                                                   ==============  ==============   ==============  ==============
Supplemental disclosure of noncash investing and
 financing activities:
   Additions to other real estate owned in settlement of loans     $          193  $           --   $          371  $          625
                                                                   ==============  ==============   ==============  ==============
   Additions to loans in settlement of other real estate owned                 --              --               64              --
                                                                   ==============  ==============   ==============  ==============
 Supplemental disclosure of cash flow information:
   Cash paid for interest                                          $        5,943  $        3,771   $       12,324  $        7,984
                                                                   ==============  ==============   ==============  ==============
   Cash paid for income taxes                                      $        2,083  $        2,345   $        2,083  $        2,345
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

                    FIRST STATE BANCORPORATION AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                   (unaudited)

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements are unaudited and include our accounts and those of our wholly owned subsidiary, First State Bank N.M. (the "Bank"). All significant intercompany accounts and transactions have been eliminated. Information contained in our consolidated condensed financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2. STOCK BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this statement as of December 31, 2002 had no effect on our consolidated financial position or results of operations.

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

                                                                         Three months                Six months
                                                                        ended June 30,              ended June 30,
                                                                      2003          2002          2003          2002
                                                                   ----------    ----------    ----------    ----------
                                                                     (Dollars in thousands, except per share amounts)
Net income as reported:                                            $    3,731    $    2,244    $    7,197    $    4,331
Add:  Stock-based employee compensation expense included
  in reported net income, net of related tax effects                       11             2            11             4
Deduct:  Total stock-based employee compensation expense
  determined under fair value-based method for awards,
  net of related tax effects                                              (15)           (7)          (18)          (14)
                                                                   ----------    ----------    ----------    ----------
Pro forma net income                                               $    3,727    $    2,239    $    7,190    $    4,321
                                                                   ==========    ==========    ==========    ==========

Earnings per share:
Basic - as reported                                                $     0.50    $     0.46    $     0.97    $     0.89
                                                                   ==========    ==========    ==========    ==========
Basic - pro forma                                                  $     0.50    $     0.46    $     0.97    $     0.88
                                                                   ==========    ==========    ==========    ==========

Diluted - as reported                                              $     0.49    $     0.44    $     0.95    $     0.85
                                                                   ==========    ==========    ==========    ==========
Diluted - pro forma                                                $     0.49    $     0.44    $     0.95    $     0.85
                                                                   ==========    ==========    ==========    ==========

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

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and six months ended June 30:

                                                                   Three months ended June 30,
                                                      2003                                             2002
                                  ----------------------------------------------  ----------------------------------------------
                                     Income          Shares         Per Share          Income          Shares        Per Share
                                   (Numerator)    (Denominator)       Amount        (Numerator)    (Denominator)      Amount
                                  --------------  --------------  --------------  --------------  --------------  --------------
                                                        (Dollars in thousands, except per share amounts)
Basic EPS:
  Net income                      $        3,731       7,423,589  $         0.50  $        2,244       4,887,784  $         0.46
                                                                  ==============                                  ==============
Effect of dilutive securities:
  Options                                                141,687                                         204,396
Diluted EPS:
                                  --------------  --------------  --------------  --------------  --------------  --------------
  Net income                      $        3,731       7,565,276  $         0.49  $        2,244       5,092,180  $         0.44
                                  ==============  ==============  ==============  ==============  ==============  ==============

                                                               Six months ended June 30,
                                                       2003                                          2002
                                  ----------------------------------------------  ----------------------------------------------
                                     Income          Shares         Per Share        Income          Shares         Per Share
                                   (Numerator)    (Denominator)       Amount       (Numerator)    (Denominator)       Amount
                                  --------------  --------------  --------------  --------------  --------------  --------------
                                                       (Dollars in thousands, except per share amounts)
Basic EPS:
  Net income                      $        7,197       7,402,045  $         0.97  $        4,331       4,886,230  $         0.89
                                                                  ==============                                  ==============
Effect of dilutive securities:
  Options                                                150,867                                         197,556
Diluted EPS:
                                  --------------  --------------  --------------  --------------  --------------  --------------
  Net income                      $        7,197       7,552,912  $         0.95  $        4,331       5,083,786  $         0.85
                                  ==============  ==============  ==============  ==============  ==============  ==============

4. TREASURY STOCK

Our Board of Directors has authorized us to purchase up to 525,000 shares of our common stock. As of June 30, 2003, we have purchased 392,050 shares including 15,000 shares totaling $330,644 during the first six months of 2003. We may purchase additional shares, the amount of which will be determined by market conditions.

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

During the first quarter of 2003, we completed the sale of certain mortgage loans available for sale obtained in the acquisition of First Community in 2002. The sale to unrelated third parties included 227 loans with a carrying value of approximately $8.5 million. The subsequent sale of the mortgage loans, which had been recorded at their estimated fair value on the date of acquisition, resulted in an additional discount of approximately $277,000 that was recorded as a reduction of goodwill. This reduction of goodwill has subsequently been offset by $88,000 of additional items related to the acquisition.

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

                                                                           Three months ended             Six months ended
                                                                                June 30,                      June 30,
                                                                                  2002                          2002
                                                                           ------------------            ------------------
                                                                           (Dollars in thousands, except per share amounts)
Interest income:
   Interest and fees on loans ..........................................   $           19,131            $           38,021
   Interest and dividends on securities:
     Taxable securities ................................................                2,249                         4,586
     Non-taxable securities ............................................                   38                            78
                                                                           ------------------            ------------------
         Total interest and dividends on securities ....................                2,287                         4,664

     Federal funds sold and interest-bearing bank balances .............                   64                           185
                                                                           ------------------            ------------------
         Total interest income .........................................               21,482                        42,870

Interest expense:
   Interest on deposits ................................................                5,566                        11,505
   Short-term borrowings ...............................................                  150                           308
   Long-term borrowings ................................................                  985                         2,053
                                                                           ------------------            ------------------
         Total interest expense ........................................                6,701                        13,866
                                                                           ------------------            ------------------
           Net interest income before provision for loan losses ........               14,781                        29,004
Provision for loan losses ..............................................                  777                         1,792
                                                                           ------------------            ------------------
           Net interest income after provision for loan losses .........               14,004                        27,212
Non-interest income ....................................................                3,026                         5,896
Non-interest expenses ..................................................               10,484                        20,609
                                                                           ------------------            ------------------
Income before taxes ....................................................                6,546                        12,499
Income tax expense .....................................................                2,544                         4,811
                                                                           ------------------            ------------------
         Net income ....................................................   $            4,002            $            7,688
                                                                           ==================            ==================

Average common shares outstanding, basic ...............................            7,302,784                     7,301,230
Average common shares outstanding, diluted .............................            7,507,180                     7,498,786
Basic earnings per share ...............................................   $             0.55            $             1.05
Diluted earnings per share .............................................   $             0.53            $             1.03

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CONSOLIDATED CONDENSED BALANCE SHEETS

Our total assets increased by $65.1 million from $1.387 billion as of December 31, 2002, to $1.452 billion as of June 30, 2003. The increase was primarily made up of a $14.0 million increase in investment securities and a $91.6 million increase in net loans offset by a $40.2 million decrease in cash and cash equivalents.

The following table presents the amounts of our loans, by category, at the dates indicated.

                                              June 30, 2003             December 31, 2002               June 30, 2002
                                        -------------------------    ------------------------     ------------------------
                                                                       (Dollars in thousands)
                                          Amount          %            Amount          %            Amount           %
                                        ----------    ----------     ----------    ----------     ----------    ----------
Commercial                              $  118,420          10.7%    $  100,813           9.9%    $   92,999          15.4%
Real estate-mortgage                       845,097          76.1%       759,884          74.7%       383,410          63.4%
Real estate-construction                    99,751           9.0%       100,458           9.9%        98,465          16.3%
Consumer and other                          32,490           2.9%        35,555           3.5%        25,862           4.3%
Mortgage loans available for sale           14,057           1.3%        20,315           2.0%         4,384           0.6%
                                        ----------    ----------     ----------    ----------     ----------    ----------
     Total                              $1,109,815         100.0%    $1,017,025         100.0%    $  605,120         100.0%
                                        ==========    ==========     ==========    ==========     ==========    ==========

Deposits, which are our main source of funds for loans and investments, increased by $50.8 million from $1.080 billion as of December 31, 2002, to $1.130 billion as of June 30, 2003. Securities sold under agreements to repurchase and federal funds purchased decreased $22.4 million from $70.8 million at December 31, 2002 to $48.3 million at June 30, 2003. The following table represents customer deposits, by category, at the dates indicated.

                                             June 30, 2003               December 31, 2002             June 30, 2002
                                        ------------------------     ------------------------     ------------------------
                                                                      (Dollars in thousands)
                                          Amount          %            Amount          %            Amount           %
                                        ----------    ----------     ----------    ----------     ----------    ----------
Non-interest-bearing                    $  216,951          19.2%    $  189,063          17.5%    $  163,506          22.4%
Interest-bearing demand                    208,578          18.4%       192,067          17.8%       162,801          22.3%
Money market savings accounts              131,125          11.6%       125,616          11.6%        36,908           5.1%
Regular savings                             58,636           5.2%        52,636           4.9%        48,248           6.6%
Certificates of deposit less than
  $100,000                                 273,973          24.3%       298,900          27.7%       119,737          16.3%
Certificates of deposit greater than
  $100,000                                 241,210          21.3%       221,402          20.5%       199,620          27.3%
                                        ----------    ----------     ----------    ----------     ----------    ----------
     Total                              $1,130,473         100.0%    $1,079,684         100.0%    $  730,820         100.0%
                                        ==========    ==========     ==========    ==========     ==========    ==========

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003

Our net income for the three months ended June 30, 2003, was $3.7 million, an increase of $1.5 million or 66% from $2.2 million for the same period of 2002. The increase in net income resulted from an increase in net interest income before provision for loan losses of $6.1 million and an increase in non-interest income of $988,000, partially offset by an increase in non-interest expenses of $3.9 million and income taxes of $927,000. Our annualized return on average assets was 1.05% for the three months ended June 30, 2003 and 2002.

Our net interest income before the provision for loan losses increased $6.1 million to $15.9 million for the second quarter of 2003 compared to $9.9 million for the second quarter of 2002. This increase was composed of an $8.0 million increase in total interest income and a $1.9 million increase in total interest expense. The increase in interest income was composed of an increase of $10.0 million due to increased average interest earning assets of $506.4 million, offset by a $2.0 million decrease due to a 0.26% decrease in the yield on average interest earning assets. The increase in average interest-earning assets occurred in loans and investment securities, and was made possible by the acquisition of First Community in the fourth quarter of 2002 and our successful efforts to increase market share in New Mexico. The increase in total interest expense was composed of an increase of $4.8 million due to increased average interest-bearing liabilities of $449.5 million, offset by a decrease of $2.9 million due to a 0.28% decrease in the cost of interest-bearing liabilities. The increase in average interest-bearing liabilities was due to an increase in average interest-bearing deposits of $349.8 million, an increase in average borrowings of $79.0 million, and an increase in average trust preferred securities of $23.6 million. The increase in interest-bearing deposits is a result of the acquisition of First Community and our success in increasing market share in New Mexico. The increase in borrowings is due primarily to outstanding FHLB advances of First Community. The additional trust preferred securities were issued in June 2002 to help fund the First Community acquisition.

The decrease in yield on interest earning assets reflects the impact of the Federal Reserve Bank's reductions of the discount rate in November 2002 and June 2003. The reductions in the discount rate contributed to corresponding reductions in the prime rate. A substantial portion of our loan portfolio consists of adjustable rate loans whose rates are adjusted based upon the then prevailing prime rate. The decrease in the prime rate has led to a corresponding reduction in the yield on our loan portfolio. We aim to keep the maturity of our investment securities relatively short. As a result of the current low rate environment, our policy of investing in securities with short maturities has caused us to experience reduced yields on our securities as they mature and are reinvested.

The decrease in our cost of interest bearing liabilities is a result of lower interest payments made to our deposit and repurchase agreement customers. The interest rate that we pay to our deposit and repurchase agreement customers is influenced by the level of the discount rate. As a result of the reductions in the discount rate made by the Federal Reserve Bank in 2002 and 2003, we reduced the interest rates that we pay on our customers' deposits and repurchase agreements that reduced the corresponding interest payments to these customers. This decrease was partially offset by the issuance of trust-preferred securities that bear a higher interest rate than customer deposits or repurchase agreements.

We believe that the competitive environment for deposits will significantly determine the impact on the net interest margin of changes in interest rates. Management believes that the recent Federal Reserve Bank rate cut will cause continued margin compression during the second half of 2003. We also believe that additional decreases in rates would cause further compression of our net interest margin, while increases would cause an increase in our net interest margin.

Our provision for loan losses was $1.3 million for the second quarter of 2003, compared to $519,000 for the second quarter of 2002. Net charge-offs for the second quarter of 2003 were $490,000 compared to $147,000 for the second quarter of 2002. The allowance for loan losses to total loans was 1.17% and the allowance for loan losses to non-performing loans was 130% at June 30, 2003, compared to the allowance for loan losses to total loans of 1.28% and the allowance for loan losses to non-performing loans of 277% at June 30, 2002. Total non-performing assets to total assets were 0.72% at June 30, 2003, compared to 0.41% at June 30, 2002. The increase in charge-offs and the decrease in the percentage of the allowance for loan losses to total loans and non-performing loans as of and for the quarter ended June 30, 2003 were directly related to the higher level of non-performing loans at First Community. We provide for loan losses based upon our judgments concerning the adequacy of the allowance for loan losses considering such factors as loan growth, delinquency trends, previous charge-off experience, and local and national economic conditions.

Our total non-interest income increased by $988,000 to $4.0 million for the three months ended June 30, 2003, compared to $3.0 million for the same period of 2002. The increase was primarily composed of a $630,000 increase in gains on sales of mortgage loans, caused by greater new home construction and refinancing resulting from the lower interest rate environment, and a $304,000 increase in service charges on deposits resulting from increased customer accounts and deposit activity.

We believe that if interest rates remain at current levels or begin to increase, the demand for mortgage loans to refinance existing mortgage loans or for new home construction will decrease and we will see a decrease in gains on sales of mortgage loans and other loan fees associated with our mortgage lending operations.

Our total non-interest expenses increased by $3.9 million to $12.6 million for the second quarter of 2003, compared to $8.7 million for the same period of 2002. This increase was due partially to a $2.4 million increase in salaries and employee benefits, a $424,000 increase in occupancy expense, and a $208,000 increase in equipment expense. The increases in salary, occupancy, and equipment expense are due primarily to the acquisition and merger of First Community and increased commissions for the production of mortgage loans sold. The increase in occupancy expense was also impacted by an additional branch office opened during the first quarter in Santa Fe, N.M. We anticipate that occupancy and equipment expenses will continue to increase modestly during the remainder of fiscal 2003 as management continues to reposition branch locations in Colorado and Utah and opens one additional branch and a new support services facility in New Mexico.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003

Our net income for the six months ended June 30, 2003, was $7.2 million, an increase of $2.9 million or 66% from $4.3 million for the same period of 2002. The increase in net income resulted from an increase in net interest income before provision for loan losses of $11.5 million and an increase in non-interest income of $1.7 million, partially offset by an increase in non-interest expenses of $7.5 million and income taxes of $1.7 million. Our annualized return on average assets was 1.03% for the six months ended June 30, 2003, compared to 1.04% for the same period of 2002.

Our net interest income before the provision for loan losses increased $11.5 million to $30.8 million for the six months ended June 30, 2003 compared to $19.3 million for the same period of 2002. This increase was composed of a $15.4 million increase in total interest income and a $3.9 million increase in total interest expense. The increase in interest income was composed of an increase of $19.3 million due to increased average interest earning assets of $500.1 million offset by a $3.9 million decrease due to a 0.32% decrease in the yield on average interest earning assets. The increase in average interest-earning assets occurred in loans and investment securities, and was made possible by the acquisition of First Community in the fourth quarter of 2002 and our successful efforts to increase market share in New Mexico. The increase in total interest expense was composed of an increase of $9.8 million due to increased average interest-bearing liabilities of $449.9 million, offset by a decrease of $5.9 million due to a 0.31% decrease in the cost of interest-bearing liabilities. The increase in average interest-bearing liabilities was due to an increase in average interest-bearing deposits of $351.7 million, an increase in average borrowings of $79.0 million, and an increase in average trust preferred securities of $24.2 million. The increase in interest-bearing deposits is a result of the acquisition of First Community and our success in increasing market share in New Mexico. The increase in borrowings is due primarily to outstanding FHLB advances of First Community. The additional trust preferred securities were issued in June 2002 to help fund the First Community acquisition.

Our provision for loan losses was $2.3 million for the first six months of 2003, compared to $1.2 million for the first six months of 2002. Net charge-offs for the six months ended June 30, 2003 were $1.2 million compared to $645,000 for the six months ended June 30, 2002. The allowance for loan losses to total loans was 1.17% and the allowance for loan losses to non-performing loans was 130% at June 30, 2003, compared to the allowance for loan losses to total loans of 1.28% and the allowance for loan losses to non-performing loans of 277% at June 30, 2002. Total non-performing assets to total assets were 0.72% at June 30, 2003, compared to 0.41% at June 30, 2002. The increase in charge-offs and the decrease in the percentage of the allowance for loan losses to total loans and non-performing loans as of and for the six months ended June 30, 2003 were directly related to the higher level of non-performing loans at First Community. We provide for loan losses based upon our judgments concerning the adequacy of the allowance for loan losses considering such factors as loan growth, delinquency trends, previous charge-off experience, and local and national economic conditions.

Our total non-interest income increased by $1.7 million to $7.6 million for the six months ended June 30, 2003, compared to $5.9 million for the same period of 2002. For the first six months of 2003 compared to the first six months of 2002, the gains on sales of mortgage loans increased $951,000 as a result of greater new home construction and refinancing resulting from the lower interest rate environment, and service charges on deposit accounts increased $432,000 as a result of increased customer accounts and deposit activity.

Our total non-interest expenses increased by $7.5 million to $24.5 million for the six months ended June 30, 2003, compared to $17.0 million for the same period of 2002. This increase was due partially to a $4.4 million increase in salaries and employee benefits, a $745,000 increase in occupancy expense, and a $431,000 increase in equipment expense. The increases in salary, occupancy, and equipment expense are due primarily to the acquisition and merger of First Community and increased commissions for the production of mortgage loans sold. The increase in occupancy expense was also impacted by an additional branch office opened during the first quarter in Santa Fe, N.M. We anticipate that occupancy and equipment expenses will continue to increase modestly during the remainder of fiscal 2003 as management continues to reposition branch locations in Colorado and Utah and opens one additional branch and a new support services facility in New Mexico.

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

                                                                                     Twelve months
                                                            Six months ended             ended               Six months ended
                                                              June 30, 2003         December 31, 2002          June 30, 2002
                                                            ------------------      ------------------      ------------------
                                                                                  (Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
Balance beginning of period                                 $           11,838      $            7,207      $            7,207
Provision for loan losses                                                2,318                   2,589                   1,188
Net charge-offs                                                         (1,171)                 (1,123)                   (645)
Allowance related to acquired loans                                         --                   3,165                      --
                                                            ==================      ==================      ==================
Balance end of period                                       $           12,985      $           11,838      $            7,750
                                                            ==================      ==================      ==================
Allowance for loan losses to total loans                                  1.17%                   1.16%                   1.28%
Allowance for loan losses to non-performing loans                          130%                    108%                    277%

NON-PERFORMING ASSETS:
Accruing loans - 90 days past due                           $               24      $              721      $              297
Non-accrual loans                                                       10,001                  10,241                   2,503
                                                            ------------------      ------------------      ------------------
Total non-performing loans                                              10,025                  10,962                   2,800
Other real estate owned                                                    373                     908                     815
                                                            ------------------      ------------------      ------------------
Total non-performing assets                                 $           10,398      $           11,870      $            3,615
                                                            ==================      ==================      ==================
Potential problem loans                                     $           13,985      $           23,286      $           12,445
                                                            ==================      ==================      ==================
Total non-performing assets to total assets                               0.72%                   0.86%                   0.41%

Potential problem loans are loans not included in non-performing loans that we have doubts as to the ability of the borrowers to comply with present loan repayment terms.

During the first quarter of 2003, we completed the sale of certain mortgage loans available for sale obtained in the acquisition of First Community in 2002. The sale to unrelated third parties included 227 loans with a carrying value of approximately $8.5 million. Included in the sale were approximately $3 million in face value of loans that were non-performing as of December 31, 2002. The subsequent sale of the mortgage loans, which had been recorded at their estimated fair value on the date of acquisition, resulted in an additional discount of approximately $277,000, which was recorded as a reduction of goodwill. This reduction of goodwill has subsequently been offset by $88,000 of additional items related to the acquisition.

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

                                                                        THREE MONTHS ENDED JUNE 30,
                                                              2003                                       2002
                                            ------------------------------------------   ----------------------------------------

                                                            INTEREST        AVERAGE                     INTEREST       AVERAGE
                                              AVERAGE       INCOME OR       YIELD OR       AVERAGE      INCOME OR      YIELD OR
                                              BALANCE        EXPENSE          COST         BALANCE       EXPENSE         COST
                                            ------------   ------------   ------------   ------------  ------------  ------------
                                                                             (DOLLARS IN THOUSANDS)
ASSETS
Loans:
    Commercial............................  $    109,007   $      1,735           6.38%  $     89,572  $      1,558          6.98%
    Real estate--mortgage.................       829,431         14,638           7.08%       370,296         6,779          7.34%
    Real estate--construction.............        96,633          1,831           7.60%        97,904         1,862          7.63%
    Consumer..............................        33,060            840          10.19%        25,504           692         10.88%
    Mortgage..............................        12,444            594          19.15%         4,120           420         40.89%
    Other.................................           483             --             --            552            --            --
                                            ------------   ------------   ------------   ------------  ------------  ------------
       Total loans........................     1,081,058         19,638           7.29%       587,948        11,311          7.72%
Allowance for loan losses.................       (12,657)                                      (7,646)
Securities:
    U.S. government and mortgage-backed...       189,504          1,841           3.90%       176,980         2,221          5.03%
    State and political subdivisions:
      Nontaxable..........................         3,141             36           4.60%         3,404            38          4.48%
      Taxable.............................           515              3           2.34%            --            --            --
    Other.................................         7,414             68           3.68%         2,308            21          3.65%
                                            ------------   ------------   ------------   ------------  ------------  ------------
       Total securities...................       200,574          1,948           3.90%       182,692         2,280          5.01%
Interest-bearing deposits with banks......         2,810             11           1.57%         6,238            25          1.61%
Federal funds sold .......................         8,437             24           1.14%         9,554            40          1.72%
                                            ------------   ------------   ------------   ------------  ------------  ------------
       Total interest-earning assets......     1,292,879         21,621           6.71%       786,432        13,656          6.97%
Non-interest-earning assets:
Cash and due from banks...................        45,560                                       34,644
Other.....................................        98,384                                       34,853
                                            ------------                                 ------------
       Total non-interest-earning assets..       143,944                                       69,497
                                            ------------                                 ------------
       Total assets.......................  $  1,424,166                                 $    848,283
                                            ============                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Interest-bearing demand accounts......  $    201,881   $        247           0.49%  $    158,565  $        313          0.79%
    Certificates of deposit < $100,000....       279,850          2,068           2.96%       118,399         1,138          3.86%
    Certificates of deposit > $100,000....       231,649          1,855           3.21%       167,018         1,573          3.78%
    Money market savings accounts.........       141,398            491           1.39%        71,245           318          1.79%
    Regular savings accounts..............        57,643            121           0.84%        47,356           146          1.24%
                                            ------------   ------------   ------------   ------------  ------------  ------------
       Total interest-bearing deposits....       912,421          4,782           2.10%       562,583         3,488          2.49%
Federal funds purchased and securities....
  sold under agreements to repurchase.....        58,988            158           1.07%        61,904           151          0.98%
Borrowings................................        79,981            352           1.77%         1,028            23          8.97%
Trust preferred securities................        32,500            398           4.91%         8,880           125          5.65%
                                            ------------   ------------   ------------   ------------  ------------  ------------
       Total interest-bearing
         liabilities......................     1,083,890          5,690           2.11%       634,395         3,787          2.39%
Non-interest-bearing demand accounts......       210,845                                      149,767
Other non-interest-bearing liabilities....         5,050                                        3,076
                                            ------------                                 ------------
       Total liabilities..................     1,299,785                                      787,238
Stockholders' equity......................       124,381                                       61,045
                                            ------------                                 ------------
       Total liabilities and
            stockholders' equity..........  $  1,424,166                                 $    848,283
                                            ============                                 ============
                                                           ------------                                ------------
Net interest income.......................                 $     15,931                                $      9,869
                                                           ============                                ============
Net interest spread.......................                                        4.60%                                      4.58%
Net interest margin.......................                                        4.94%                                      5.03%
Ratio of average interest-earning assets
 to average interest-bearing liabilities..                                      119.28%                                    123.97%

                                                                       SIX MONTHS ENDED JUNE 30,
                                                           2003                                       2002
                                           ----------------------------------------   ---------------------------------------
                                                          INTEREST                                    INTEREST      AVERAGE
                                             AVERAGE      INCOME OR      AVERAGE        AVERAGE       INCOME OR     YIELD OR
                                             BALANCE       EXPENSE    YIELD OR COST     BALANCE        EXPENSE        COST
                                           ------------   ----------  -------------   ------------    ---------     ---------
                                                                        (DOLLARS IN THOUSANDS)
ASSETS
Loans:
    Commercial.......................      $    102,781    $   3,298         6.47%    $     88,595    $   3,100        7.06%
    Real estate--mortgage............           806,470       28,533         7.13%         352,836       13,137        7.51%
    Real estate--construction........            98,260        3,618         7.43%          97,546        3,648        7.54%
    Consumer.........................            33,871        1,721        10.25%          25,430        1,382       10.96%
    Mortgage.........................            10,963        1,042        19.17%           5,197          919       35.66%
    Other............................               590            -             -             562            -            -
                                           ------------    ---------    ----------    ------------    ---------      -------
       Total loans...................         1,052,935       38,212         7.32%         570,166       22,186        7.85%
Allowance for loan losses............          (12,394)                                    (7,502)
Securities:
    U.S. government and mortgage-backed         188,639        3,806         4.07%         177,948        4,519        5.12%
    State and political subdivisions:
      Nontaxable.....................             3,142           71         4.56%           3,454           78        4.55%
      Taxable........................               517            5         1.95%               -            -            -
    Other............................             6,764          120         3.58%           2,300           42        3.68%
                                           ------------    ---------    ----------    ------------    ---------      -------
       Total securities..............           199,062        4,002         4.05%         183,702        4,639        5.09%
Interest-bearing deposits with banks.             9,133           55         1.21%           9,635           75        1.57%
Federal funds sold...................            15,863           91         1.16%          13,415          110        1.65%
                                           ------------    ---------    ----------    ------------    ---------      -------
       Total interest-earning assets          1,276,993       42,360         6.69%         776,918       27,010        7.01%
Non-interest-earning assets:
Cash and due from banks..............            44,878                                     32,542
Other ...............................            98,678                                     34,596
                                           ------------                               ------------
       Total non-interest-earning assets        143,556                                     67,138
                                           ------------                               ------------
       Total assets..................      $  1,408,155                               $    836,554
                                           ============                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Interest-bearing demand accounts.      $    198,630    $     479         0.49%    $    155,362    $     608        0.79%
    Certificates of deposit < $100,000          286,692        4,267         3.00%         116,357        2,376        4.12%
    Certificates of deposit > $100,000          228,459        3,704         3.27%         165,723        3,228        3.93%
    Money market savings accounts....           138,709        1,040         1.51%          72,972          636        1.76%
    Regular savings accounts.........            55,751          236         0.85%          46,099          290        1.27%
                                           ------------    ---------    ----------    ------------    ---------      -------
       Total interest-bearing
            deposits                            908,241        9,726         2.16%         556,513        7,138        2.59%
Federal funds purchased and securities
  sold under agreements to repurchase            58,727          318         1.09%          63,772          308        0.97%
Borrowings...........................            80,014          728         1.83%           1,035           48        9.35%
Trust preferred securities...........            32,500          786         4.88%           8,297          210        5.10%
                                           ------------    ---------    ----------    ------------    ---------      -------
       Total interest-bearing                 1,079,482       11,558         2.16%         629,617        7,704        2.47%
            liabilities..............
Non-interest-bearing demand accounts            200,946                                    143,324
Other non-interest-bearing liabilities            5,128                                      3,199
                                           ------------                               ------------
       Total liabilities.............         1,285,556                                    776,140
Stockholders' equity.................           122,599                                     60,414
                                           ------------                               ------------
       Total liabilities and
            stockholders' equity           $   1,408,155                              $     836,554
                                           =============   ---------                  =============   ---------
Net interest income..................                        $30,802                                  $  19,306
                                                           =========                                  =========
Net interest spread .................                                        4.53%                                     4.54%
Net interest margin .................                                        4.86%                                     5.01%
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                  118.30%                                   123.40%

To effectively measure and manage interest rate risk, we use gap analysis and simulation analysis to determine the impact on net interest income under various interest rate scenarios, balance sheet trends, and strategies. From these analyses, we quantify interest rate risk and we develop and implement appropriate strategies. Additionally, we utilize duration and market value sensitivity measures when these measures provide added value to the overall interest rate risk management process. The overall interest rate risk position and strategies are reviewed by management and the Board of Directors of the Bank on an ongoing basis.

Rising and falling interest rate environments can have various impacts on a bank's net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank's various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of June 30, 2003, our cumulative interest rate gap for the period up to three months was a positive $133.4 million and for the period up to one year was a positive $263.7 million. Based solely on our interest rate gap of twelve months or less, our net income could be unfavorably impacted by decreases in interest rates or favorably impacted by increases in interest rates.

The following table sets forth our estimate of maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at June 30, 2003. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with accounting principles generally accepted in the United States of America. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.


                                                                        THREE
                                                         LESS THAN     MONTHS TO        ONE
                                                           THREE       LESS THAN      TO FIVE      OVER FIVE
                                                           MONTHS      ONE YEAR        YEARS         YEARS           TOTAL
                                                         ----------    ----------    ----------    ----------     ----------
                                                                               (DOLLARS IN THOUSANDS)
Interest-earning assets:
     Investment securities.............................  $   19,031    $  119,597    $   56,212    $   13,214     $  208,054
     Interest-bearing deposits with banks..............         177            --            --            --            177
     Federal funds sold................................       2,571            --            --            --          2,571
     Loans:
        Commercial.....................................      82,810        15,855        19,158           597        118,420
        Real estate....................................     410,015       211,767       294,605        42,518        958,905
        Consumer.......................................      10,835         7,214        13,567           874         32,490
                                                         ----------    ----------    ----------    ----------     ----------
             Total interest-earning assets.............  $  525,439    $  354,433    $  383,542    $   57,203     $1,320,617
                                                         ----------    ----------    ----------    ----------     ----------
Interest-bearing liabilities:
     Savings and NOW accounts..........................  $  131,452    $       --    $       --    $  266,887     $  398,339
     Certificates of deposit of $100,000 or more.......      72,665        95,699        70,929         1,917        241,210
     Other time accounts...............................      77,076       108,438        86,731         1,728        273,973
     Fed funds purchased...............................       9,040            --            --            --          9,040
     Securities sold under agreements to repurchase....      39,280            --            --            --         39,280
     Borrowings........................................      62,500        20,000        57,809           953        141,262
                                                         ----------    ----------    ----------    ----------     ----------
             Total interest-bearing liabilities........  $  392,013    $  224,137    $  215,469    $  271,485     $1,103,104
                                                         ----------    ----------    ----------    ----------     ----------
Interest rate gap......................................  $  133,426    $  130,296    $  168,073    ($ 214,282)    $  217,513
                                                         ==========    ==========    ==========    ==========     ==========
Cumulative interest rate gap at June 30, 2003..........  $  133,426    $  263,722    $  431,795    $  217,513
                                                         ==========    ==========    ==========    ==========
Cumulative gap ratio at June 30, 2003..................        1.34          1.43          1.52          1.20
                                                         ==========    ==========    ==========    ==========

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

ITEM 4. CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003 pursuant to Exchange Act rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of management's evaluation.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 6, 2003 we held our annual meeting of shareholders. At that meeting the following items were submitted to a vote of security holders:

1. The following four directors were elected:

                                              SHARES VOTED
           NAME               TERM          FOR         WITHHELD
    -------------------    ----------    ----------    ----------
    Michael R. Stanford       3 years     6,274,793       710,772
    Marshall G. Martin        3 years     6,280,734       704,831
    Lowell A. Hare            3 years     6,927,187        58,378
    A. J. (Jim) Wells         3 years     6,907,687        77,878

    As a result of the election of the above listed directors, our Board of Directors will consist of those directors and the following directors: H. Patrick Dee, Leonard J. DeLayo, Jr., Herman N. Wisenteiner, Bradford M. Johnson, Douglas M. Smith, M.D., and Kevin L. Reid.

2. Proposal to ratify the selection of KPMG LLP as our independent public accountants. Votes: For 6,815,565; Against 164,097; Abstain 5,903.

3. Proposal to approve the First State Bancorporation 2003 Equity Incentive Plan. Votes: For 4,231,186; Against 1,072,863; Abstain 21,885.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

Exhibit
  No.                                 Description
-------  -----------------------------------------------------------------------
3.1      Restated Articles of Incorporation of First State Bancorporation. (1)

3.2      Amended Bylaws of First State Bancorporation. (2)

4.1      Shareholder Protection Rights Agreement dated October 25, 1996. (3)

10.1     Code of Ethics for Executives. (2)

10.2     First State Bancorporation 2003 Equity Incentive Plan. (4)

31.1     Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

31.2     Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

32.1     Certification of CEO pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification of CFO pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

(1) Incorporated by reference from the Company's Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.

(2) Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 2003.

(3) Incorporated by reference from the Company's Form 10-QSB for the quarter ended September 30, 1996.

(4) Incorporated by reference from the Company's Current Report on Form 8-K filed June 9, 2003.

    (b) Reports on Form 8-K.

     We filed a current report on Form 8-K, dated May 19, 2003, announcing our first quarter 2003 financial results.

     We filed a current report on Form 8-K, dated May 30, 2003, announcing that Mr. Michael R. Stanford, our President and Chief Executive Officer, and a member of our Board of Directors, had entered into a "trading plan" pursuant to the requirements of Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under Section 10(b) of the Securities Exchange Act of 1934, as amended.

     We filed a current report on Form 8-K, dated June 9, 2003, announcing that we held our annual meeting of shareholders. During the annual meeting, the shareholders of the Company elected the four director nominees; Michael R. Stanford, Marshall G. Martin, Lowell A. Hare, and A. J. (Jim) Wells, for terms ending at the 2006 annual meeting or until their successors are duly elected and qualified. The shareholders ratified the appointment of KPMG LLP as independent auditors for the year ending December 31, 2003. The shareholders also approved the First State Bancorporation 2003 Equity Incentive Plan to replace the First State Bancorporation 1993 Stock Option Plan.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          FIRST STATE BANCORPORATION

Date: August 13, 2003     By: /s/ Michael R. Stanford
                              --------------------------------------------------
                              Michael R. Stanford, President & Chief Executive Officer

Date: August 13, 2003     By: /s/ Christopher C. Spencer
                              --------------------------------------------------
                              Christopher C. Spencer, Senior Vice President and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
  No.                                 Description
-------  -----------------------------------------------------------------------
3.1      Restated Articles of Incorporation of First State Bancorporation. (1)

3.2      Amended Bylaws of First State Bancorporation. (2)

4.1      Shareholder Protection Rights Agreement dated October 25, 1996. (3)

10.1     Code of Ethics for Executives. (2)

10.2     First State Bancorporation 2003 Equity Incentive Plan. (4)

31.1     Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

31.2     Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

32.1     Certification of CEO pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification of CFO pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

(1) Incorporated by reference from the Company's Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.

(2) Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 2003.

(3) Incorporated by reference from the Company's Form 10-QSB for the quarter ended September 30, 1996.

(4) Incorporated by reference from the Company's Current Report on Form 8-K filed June 9, 2003.