Form 10-Q
period 2003-09-30
FIRST STATE BANCORPORATION
filed 2003-11-12
CIK 897861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One) ☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-12487

FIRST STATE BANCORPORATION
(Exact name of registrant as specified in its charter)

NEW MEXICO (State or other jurisdiction of incorporation or organization)	85-0366665 (IRS Employer Identification No.)

7900 JEFFERSON NE ALBUQUERQUE, NEW MEXICO (Address of principal executive offices)	87109 (Zip Code)

(505) 241-7500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,580,234 shares of common stock, no par value, outstanding as of November 7, 2003.

FIRST STATE BANCORPORATION AND SUBSIDIARY

		Page

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	17

	PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	17

	SIGNATURES	18

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

First State Bancorporation and Subsidiary
Consolidated Condensed Balance Sheets
(unaudited)
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2003	2002

Assets
Cash and due from banks	$54,371	$51,902
Interest-bearing deposits with banks	7	22,828
Federal funds sold	3,744	14,141

Total cash and cash equivalents	58,122	88,871
Investment securities:
Available for sale (at market, amortized cost of $126,344 at September 30, 2003, and $120,617 at December 31, 2002)	126,974	121,711
Held to maturity (at amortized cost, market value of $65,173 at September 30, 2003, and $70,127 at December 31, 2002)	65,070	67,819
Federal Home Loan Bank Stock and Federal Reserve Bank Stock at cost	11,959	4,564

Total investment securities	204,003	194,094

Mortgage loans available for sale	12,337	20,315
Loans held for investment net of unearned interest	1,151,364	996,710
Less allowance for loan losses	(13,471)	(11,838)

Net loans	1,150,230	1,005,187
Premises and equipment, net	20,893	16,503
Accrued interest receivable	5,847	5,384
Other real estate owned	1,334	908
Goodwill	43,223	43,412
Cash surrender value of bank owned life insurance	18,875	18,153
Deferred tax asset, net	3,624	3,373
Other assets, net	11,523	10,985

Total assets	$1,517,674	$1,386,870

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$248,569	$189,063
Interest-bearing	907,709	890,621

Total deposits	1,156,278	1,079,684
Securities sold under agreements to repurchase and federal funds purchased	71,338	70,764
Borrowings	155,296	113,174
Other liabilities	5,092	5,780

Total liabilities	1,388,004	1,269,402
Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized; issued 7,952,166 at September 30, 2003 and 7,704,884 at December 31, 2002; outstanding 7,560,116 at September 30, 2003 and 7,327,834 at December 31, 2002	86,298	82,294
Treasury stock, at cost (392,050 shares at September 30, 2003 and 377,050 at December 31, 2002)	(5,778)	(5,447)
Retained earnings	48,734	39,899
Accumulated other comprehensive income - Unrealized gain on investment securities, net of tax	416	722

Total stockholders’ equity	129,670	117,468

Total liabilities and stockholders’ equity	$1,517,674	$1,386,870

Book value per share	$17.15	$16.03

Tangible book value per share	$11.32	$9.98

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary
Consolidated Condensed Statements of Operations
For the three and nine months ended September 30, 2003 and 2002
(unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Interest Income:
Interest and fees on loans	$20,296	$11,607	$58,508	$33,793
Interest on investment securities:
Taxable	1,723	2,038	5,654	6,599
Nontaxable	40	35	111	113
Federal funds sold	13	172	104	282
Interest-bearing deposits other banks	4	108	59	183

Total interest income	22,076	13,960	64,436	40,970

Interest expense:
Deposits	4,533	3,594	14,259	10,732
Short-term borrowings	236	152	554	460
Borrowings	729	456	2,243	714

Total interest expense	5,498	4,202	17,056	11,906

Net interest income before provision for loan losses	16,578	9,758	47,380	29,064
Provision for loan losses	(1,645)	(469)	(3,963)	(1,657)

Net interest income after provision for loan losses	14,933	9,289	43,417	27,407

Non-interest income:
Service charges on deposit accounts	1,080	873	3,165	2,526
Other banking service fees	312	282	896	805
Credit and debit card transaction fees	1,020	1,129	2,976	3,104
Gain on sale or call of investment securities	—	45	33	66
Gains on sale of mortgage loans	919	676	2,994	1,800
Check imprint income	148	133	418	389
Other	257	127	819	444

Total non-interest income	3,736	3,265	11,301	9,134

Non-interest expenses:
Salaries and employee benefits	6,145	4,157	18,246	11,867
Occupancy	1,633	1,064	4,395	3,081
Data processing	592	495	1,707	1,386
Credit and debit card interchange	418	524	1,228	1,522
Equipment	908	676	2,638	1,975
Legal, accounting, and consulting	273	185	872	543
Marketing	646	543	1,575	1,472
Telephone	375	201	1,070	619
Supplies	171	138	571	421
Other real estate owned	82	3	237	87
FDIC insurance premiums	43	30	130	88
Check imprint	138	135	391	365
Amortization of intangibles	29	—	86	—
Other	1,546	957	4,311	2,671

Total non-interest expenses	12,999	9,108	37,457	26,097

Income before income taxes	5,670	3,446	17,261	10,444
Income tax expense	1,637	1,160	6,031	3,827

Net income	$4,033	$2,286	$11,230	$6,617

Earnings per share:
Basic earnings per share	$0.54	$0.38	$1.51	$1.25

Diluted earnings per share	$0.53	$0.36	$1.48	$1.21

Dividends per common share	$0.11	$0.10	$0.32	$0.29

See accompanying notes to unaudited consolidated condensed financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY
Consolidated Condensed Statements of Comprehensive Income
For the three and nine months ended September 30, 2003 and 2002
(unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net income	$4,033	$2,286	$11,230	$6,617
Other comprehensive income net of tax- Unrealized holding gains on securities available for sale arising during period	(742)	135	(284)	159
Reclassification adjustment for gains included in net income	—	(44)	(22)	(66)

Total comprehensive income	$3,291	$2,377	$10,924	$6,710

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary
Consolidated Condensed Statements of Cash Flows
For the three and nine months ended September 30, 2003 and 2002
(unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Operating activities:
Net Income	$4,033	$2,286	$11,230	$6,617

Adjustments to reconcile net income to net cash provided by (used by) operations:
Provision for loan losses	1,645	469	3,963	1,657
Provision for decline in value of other real estate owned	56	—	149	50
Net gain on sale of other real estate owned	(7)	—	(34)	—
Depreciation and amortization	810	591	2,278	1,716
Income tax benefit of stock options exercised	669	—	1,741	—
Increase in bank owned life insurance cash surrender value	(235)	(109)	(722)	(328)
Amortization of securities, net	(17)	(128)	(372)	(238)
Mortgage loans originated for sale	(60,823)	(47,396)	(181,814)	(123,355)
Proceeds from sale of mortgage loans originated for sale	63,859	44,691	193,153	130,553
(Increase) decrease in accrued interest receivable	(572)	354	(463)	659
Increase in other assets, net	(2,855)	(3,542)	(717)	(3,373)
Increase (decrease) in other liabilities, net	(1,065)	284	(688)	45

Total adjustments	1,465	(4,786)	16,474	7,386

Net cash provided by (used by) operating activities	5,498	(2,500)	27,704	14,003

Cash flows from investing activities:
Net increase in loans	(59,257)	(29,646)	(161,828)	(97,217)
Purchases of investment securities carried at amortized cost	(7,314)	(20,971)	(30,806)	(81,433)
Maturities of investment securities carried at amortized cost	13,720	4,193	33,522	61,300
Purchases of investment securities carried at market	(12,540)	(123,705)	(85,675)	(170,777)
Maturities of investment securities carried at market	9,077	120,238	72,958	189,693
Purchases of premises and equipment	(2,683)	(997)	(6,582)	(2,427)
Decrease in goodwill	—	—	189	—
Proceeds from sales of and payments on other real estate owned	166	15	942	46
Purchase of bank owned life insurance	—	(10,000)	—	(10,000)

Net cash used by investing activities	(58,831)	(60,873)	(177,280)	(110,815)

Cash flows from financing activities:
Net increase (decrease) in interest-bearing deposits	(5,813)	40,566	17,088	58,655
Net increase in non-interest-bearing deposits	31,618	13,016	59,506	40,724
Net increase (decrease) in securities sold under repurchase agreements and federal funds purchased	23,018	8,522	574	(10,283)
Proceeds from borrowings	45,000	—	95,000	25,000
Payments on borrowings	(30,966)	(22)	(52,878)	(279)
Common stock issued	795	51,410	2,263	51,580
Dividends paid	(837)	(495)	(2,395)	(1,432)
Purchase of treasury stock	—	—	(331)	(94)

Net cash provided by financing activities	62,815	112,997	118,827	163,871

Increase (decrease) in cash and cash equivalents	9,482	49,624	(30,749)	67,059
Cash and cash equivalents at beginning of period	48,640	82,326	88,871	64,891

Cash and cash equivalents at end of period	$58,122	$131,950	$58,122	$131,950

Supplemental disclosure of noncash investing and financing activities:
Additions to other real estate owned in settlement of loans	$1,176	$—	$1,547	$625

Additions to loans in settlement of other real estate owned	$—	$—	$64	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,736	$4,158	$18,060	$12,141

Cash paid for income taxes	$1,820	$1,525	$3,903	$3,870

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary
Notes to Consolidated Condensed Financial Statements
(unaudited)

1. Consolidated Condensed Financial Statements

The accompanying consolidated condensed financial statements of First State Bancorporation and subsidiary (the “Company”) are unaudited and include our accounts and those of our wholly owned subsidiary, First State Bank N.M. (the “Bank”). All significant intercompany accounts and transactions have been eliminated. Information contained in our consolidated condensed financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2. New Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (selected entities with related contractual, ownership, voting or other monetary interests, including certain special purpose entities), and requires certain additional disclosure with respect to these entities. The provisions of FIN 46 are immediately applicable to variable interest entities created after January 31, 2003. Initially, FIN 46 was to apply in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At its October 8, 2003 meeting, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral will require that public companies adopt the provisions of FIN 46 for periods ending after December 15, 2003. The Company does not expect the requirements of FIN 46 to have a material impact on the consolidated financial statements. As discussed in Note 8 of the consolidated financial statements on Form 10-K as of December 31, 2002, the Company has guaranteed preferred beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (Trust I and Trust II), which are currently consolidated in the Company’s consolidated financial statements. We believe the continued consolidation of Trust I and Trust II is appropriate under FIN 46. However, the application of FIN 46 to these types of trusts is an emerging issue and a possible unintended consequence of the interpretation of FIN 46 may be the deconsolidation of these types of trusts. The Company is currently evaluating the impact that deconsolidation of these trusts would have on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how a business enterprise classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that a business enterprise classify financial instruments that are within its scope as liabilities (or as assets in some circumstances). SFAS 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The FASB has proposed to defer provisions related to mandatorily redeemable financial instruments to periods beginning after December 15, 2004. The adoption of SFAS 150 on July 1, 2003 did not have a material impact on the consolidated financial statements, and the adoption of deferred provisions at January 1, 2005 is not expected to have a material impact on the consolidated financial statements.

3. Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this statement as of December 31, 2002 had no effect on our consolidated financial position or results of operations.

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees and related interpretations in accounting for its fixed plan stock options.” As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method and have included the disclosure required by SFAS No. 148.

Had compensation costs been determined consistent with the fair value method of SFAS No. 123 at the grant dates for awards, net income and earnings per common share would have changed to the pro forma amounts indicated below.

	Three months		Nine months
	ended September 30,		ended September 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share amounts)
Net income as reported:	$4,033	$2,286	$11,230	$6,617
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3	2	14	6
Deduct: Total stock-based employee compensation expense determined under fair value-based method for awards, net of related tax effects	(6)	(7)	(24)	(21)

Pro forma net income	$4,030	$2,281	$11,220	$6,602

Earnings per share:

Basic — as reported	$0.54	$0.38	$1.51	$1.25

Basic — pro forma	$0.54	$0.38	$1.51	$1.25

Diluted — as reported	$0.53	$0.36	$1.48	$1.21

Diluted — pro forma	$0.53	$0.36	$1.48	$1.20

4. Earnings per Common Share

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

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and nine months ended September 30:

	Three Months Ended September 30,

	2003			2002

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

		(Dollars in thousands, except per share amounts)
Basic EPS:
Net income	$4,033	7,511,874	$0.54	$2,286	6,080,409	$0.38

Effect of dilutive securities:
Options		107,881			196,755

Diluted EPS:
Net income	$4,033	7,619,755	$0.53	$2,286	6,277,164	$0.36

	Nine Months Ended September 30,

	2003			2002

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

		(Dollars in thousands, except per share amounts)
Basic EPS:
Net income	$11,230	7,439,057	$1.51	$6,617	5,288,664	$1.25

Effect of dilutive securities:
Options		134,807			197,304

Diluted EPS:
Net income	$11,230	7,573,864	$1.48	$6,617	5,485,968	$1.21

5. Treasury Stock

Our Board of Directors has authorized us to purchase up to 525,000 shares of our common stock. As of September 30, 2003, we have purchased 392,050 shares including, 15,000 shares at an aggregate cost of $330,644 during the first nine months of 2003. We may purchase additional shares, the amount of which will be determined by market conditions.

6. Acquisition of First Community Industrial Bank

We completed our acquisition of First Community Industrial Bank (“First Community”) on October 1, 2002 for approximately $67 million. We financed this acquisition through a public offering of our common stock in August 2002, which netted approximately $51.0 million and through the issuance of approximately $25.0 million in trust preferred securities in June of 2002. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of First Community were recorded at their respective fair values on October 1, 2002. We acquired approximately $343 million in loans and approximately $242 million in deposits and recognized goodwill of approximately $43 million related to the transaction. The First Community account balances acquired on October 1, 2002 and the results of operations since October 1, 2002 are included in the results of the Bank, which operates under the name First Community Bank in the Colorado and Utah markets.

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

	Three months ended	Nine months ended
	September 30,	September 30,
	2002	2002

	(Dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$19,171	$57,192
Interest and dividends on securities:
Taxable securities	2,111	6,697
Non-taxable securities	35	113

Total interest and dividends on securities	2,146	6,810
Federal funds sold and interest-bearing bank balances	468	653

Total interest income	21,785	64,655
Interest expense:
Interest on deposits	5,735	17,240
Short-term borrowings	152	460
Long-term borrowings	997	3,050

Total interest expense	6,884	20,750

Net interest income before provision for loan losses	14,901	43,905
Provision for loan losses	1,635	3,427

Net interest income after provision for loan losses	13,266	40,478
Non-interest income	3,276	9,172
Non-interest expenses	10,858	31,467

Income before taxes	5,684	18,183
Income tax expense	2,161	6,972

Net income	$3,523	$11,211

Average common shares outstanding, basic	7,309,594	7,304,048
Average common shares outstanding, diluted	7,506,349	7,501,352
Basic earnings per share	$0.48	$1.53
Diluted earnings per share	$0.47	$1.49

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “approximately,” “intend,” “plan,” “estimate,” or “anticipate” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statement. Some factors include fluctuations in interest rates, inflation, government regulations, loss of key personnel or inability to hire suitable personnel, faster or slower than anticipated growth, economic conditions, competitor’s responses to our marketing strategy or new competitive conditions, and competition in the geographic and business areas in which we conduct our operations.

Consolidated Condensed Balance Sheets

Our total assets increased by $130.8 million from $1.387 billion as of December 31, 2002, to $1.518 billion as of September 30, 2003. The increase was primarily made up of a $9.9 million increase in investment securities, and a $145.0 million increase in net loans offset by a $30.7 million decrease in cash and cash equivalents.

The following table presents the amounts of our loans, by category, at the dates indicated.

	September 30, 2003		December 31, 2002		September 30, 2002

			(Dollars in thousands)
	Amount	%	Amount	%	Amount	%

Commercial	$125,052	10.7%	$100,813	9.9%	$95,401	15.0%
Real estate-mortgage	883,040	75.9%	759,884	74.7%	409,582	64.3%
Real estate-construction	111,875	9.6%	100,458	9.9%	96,868	15.2%
Consumer and other	31,397	2.7%	35,555	3.5%	27,756	4.4%
Mortgage loans available for sale	12,337	1.1%	20,315	2.0%	7,693	1.1%

Total	$1,163,701	100.0%	$1,017,025	100.0%	$637,300	100.0%

Deposits, which are our main source of funds for loans and investments, increased by $76.6 million from $1.080 billion as of December 31, 2002, to $1.156 billion as of September 30, 2003. Borrowings increased $42.1 million from $113.2 million at December 31, 2002 to $155.3 million at September 30, 2003. The following table represents customer deposits, by category, at the dates indicated.

	September 30, 2003		December 31, 2002		September 30, 2002

	(Dollars in thousands)
	Amount	%	Amount	%	Amount	%

Non-interest-bearing	$248,569	21.5%	$189,063	17.5%	$176,522	22.5%
Interest-bearing demand	194,931	16.8%	192,067	17.8%	170,515	21.7%
Money market savings accounts	154,424	13.4%	125,616	11.6%	77,883	9.9%
Regular savings	60,732	5.3%	52,636	4.9%	50,746	6.5%
Certificates of deposit less than $100,000	250,759	21.7%	298,900	27.7%	127,098	16.2%
Certificates of deposit greater than $100,000	246,863	21.3%	221,402	20.5%	181,637	23.2%

Total	$1,156,278	100.0%	$1,079,684	100.0%	$784,401	100.0%

Consolidated Results of Operations For the Three Months Ended September 30, 2003

Our net income for the three months ended September 30, 2003, was $4.0 million, an increase of $1.7 million or 74% from $2.3 million for the same period of 2002. The increase in net income resulted from an increase in net interest income before provision for loan losses of $6.8 million and an increase in non-interest income of $471,000, partially offset by an increase in non-interest expenses of $3.9 million and income taxes of $477,000. Our annualized return on average assets was 1.08% for the three months ended September 30, 2003, compared to 0.96% for the same period of 2002.

Our net interest income before the provision for loan losses increased $6.8 million to $16.6 million for the third quarter of 2003 compared to $9.8 million for the third quarter of 2002. This increase was composed of an $8.1 million increase in total interest income and a $1.3 million increase in total interest expense. The increase in interest income was composed of an increase of $9.7 million due to increased average interest earning assets of $467.4 million, offset by a $1.6 million decrease due primarily to a 0.35% decrease in the yield on average total loans. Overall, the average yield on interest-earning assets increased 0.21% compared to prior year due to the higher average balances in interest-bearing deposits with banks and federal funds sold in 2002 used to fund the First Community acquisition on October 1, 2002. The increase in average interest-earning assets occurred in loans and investment securities, and was made possible by the acquisition of First Community in the fourth quarter of 2002 and our successful efforts to increase market share in New Mexico. The increase in total interest expense was composed of an increase of $3.5 million due to increased average interest-bearing liabilities of $432.2 million, offset by a decrease of $2.2 million due to a 0.49% decrease in the cost of interest-bearing liabilities. The increase in average interest-bearing liabilities was due to an increase in average interest-bearing deposits of $321.2 million, an increase in federal funds purchased and securities sold under agreements to repurchase of $9.2 million, and an increase in average borrowings of $101.8 million. The increase in interest-bearing deposits is a result of the acquisition of First Community and our success in increasing market share in New Mexico. The increase in borrowings is due primarily to outstanding FHLB advances of First Community at the date of acquisition. The additional trust preferred securities were issued in June 2002 to help fund the First Community acquisition.

The decrease in yield on interest earning assets reflects continuing impact of the Federal Reserve Bank’s reductions of the discount rate in November 2002 and June 2003. The reductions in the discount rate contributed to corresponding reductions in the prime rate. A substantial portion of our loan portfolio consists of adjustable rate loans whose rates are adjusted based upon the then prevailing prime rate. The decrease in the prime rate has led to a corresponding reduction in the yield on our loan portfolio. We aim to keep the maturity of our investment securities relatively short. As a result of the current low rate environment, our policy of investing in securities with short maturities has caused us to experience reduced yields on our securities as they mature and are reinvested.

The decrease in our cost of interest bearing liabilities is a result of lower interest payments made to our deposit and repurchase agreement customers. The interest rate that we pay to our deposit and repurchase agreement customers is influenced by the level of the discount rate. As a result of the reductions in the discount rate made by the Federal Reserve Bank in 2002 and 2003, we reduced the interest rates that we pay on our customers’ deposits and repurchase agreements, which reduced the corresponding interest payments to these customers.

We believe that the competitive environment for deposits will determine significantly the impact changes in interest rates have on the net interest margin. Management believes that recent Federal Reserve Bank rate cuts will cause continued margin compression during the remainder of 2003. We also believe that additional decreases in rates would cause further compression of our net interest margin, while increases would cause an increase in our net interest margin.

Our provision for loan losses was $1.6 million for the third quarter of 2003, compared to $469,000 for the third quarter of 2002. Net charge-offs for the third quarter of 2003 were $1.2 million compared to $171,000 for the third quarter of 2002. The allowance for loan losses to total loans was 1.16% and the ratio of allowance for loan losses to non-performing loans was 128% at September 30, 2003, compared to the allowance for loan losses to total loans of 1.26% and the ratio of allowance for loan losses to non-performing loans of 226% at September 30, 2002. Total non-performing assets to total assets were 0.78% at September 30, 2003, compared to 0.44% at September 30, 2002. The increase in charge-offs, the decrease in the percentage of the allowance for loan losses to total loans, and the increase in non-performing loans as of and for the quarter ended September 30, 2003 were primarily related to the higher level of non-performing loans at First Community. We provide for loan losses based upon our judgments concerning the adequacy of the allowance for loan losses considering such factors as loan growth, delinquency trends, previous charge-off experience, and local and national economic conditions.

Our total non-interest income increased by $471,000 to $3.7 million for the three months ended September 30, 2003, compared to $3.3 million for the same period of 2002. The increase was primarily composed of a $243,000 increase in gains on sale of mortgage loans, caused by greater new home construction and refinancing resulting from the lower interest rate environment. Service charges on deposit accounts increased $207,000 resulting from increased customer accounts and deposit activity.

We believe that if interest rates remain at current levels or begin to increase, the demand for mortgage loans to refinance existing mortgage loans or for new home construction will decrease and we will see a decrease in gains on sale of mortgage loans and other loan fees associated with our mortgage lending operations. Gains in the third quarter of 2003 decreased by $237,000 from the second quarter of 2003 reflecting a lower level of refinancing activity.

Our total non-interest expenses increased by $3.9 million to $13.0 million for the third quarter of 2003, compared to $9.1 million for the same period of 2002. This increase was due partially to a $2.0 million increase in salaries and employee benefits, a $569,000 increase in occupancy expense, and a $232,000 increase in equipment expense. The increases in salary, occupancy, and equipment expense are due primarily to the acquisition and merger of First Community and increased commissions for the production of mortgage loans originated for sale. The increase in occupancy expense was also impacted by two additional branch offices opened during 2003 in New Mexico and our newly completed support services facility in Albuquerque, New Mexico. We anticipate that occupancy and equipment expenses will continue to increase modestly during the remainder of fiscal 2003 and into 2004 as management continues to reposition branch locations in Colorado and Utah and opens one additional branch office in Santa Fe, N.M.

Income tax expense for the third quarter of 2003 was $1.6 million compared to $1.2 million for the third quarter of 2002, representing effective tax rates of approximately 28.9% and 33.7%, respectively. The decrease in the effective tax rate in the third quarter of 2003 compared to 2002 is due primarily to an increase in the estimated tax rate at which net deferred tax assets will be realized, resulting in a tax benefit of approximately $216,000 and a benefit of approximately $170,000 related to finalizing the 2002 tax return in September.

Consolidated Results of Operations For the Nine Months Ended September 30, 2003

Our net income for the nine months ended September 30, 2003, was $11.2 million, an increase of $4.6 million or 70% from $6.6 million for the same period of 2002. The increase in net income resulted from an increase in net interest income before provision for loan losses of $18.3 million and an increase in non-interest income of $2.2 million, partially offset by an increase in non-interest expenses of $11.4 million and income taxes of $2.2 million. Our annualized return on average assets was 1.05% for the nine months ended September 30, 2003, compared to 1.01% for the same period of 2002.

Our net interest income before the provision for loan losses increased $18.3 million to $47.4 million for the nine months ended September 30, 2003 compared to $29.1 million for the same period of 2002. This increase was composed of a $23.5 million increase in total interest income and a $5.2 million increase in total interest expense. The increase in interest income was composed of an increase of $29.1 million due to increased average interest earning assets of $489.2 million offset by a $5.6 million decrease due to a 0.12% decrease in the yield on average interest earning assets. The increase in average interest-earning assets occurred in loans and investment securities, and was made possible by the acquisition of First Community in the fourth quarter of 2002 and our successful efforts to increase market share in New Mexico. The increase in total interest expense was composed of an increase of $13.5 million due to increased average interest-bearing liabilities of $443.9 million, offset by a decrease of $8.3 million due to a 0.37% decrease in the cost of interest-bearing liabilities. The increase in average interest-bearing liabilities was due to an increase in average interest-bearing deposits of $341.5 million, an increase in average borrowings of $86.6 million and an increase in average trust preferred securities of $16.0 million. The increase in interest-bearing deposits is a result of the acquisition of First Community and our success in increasing market share in New Mexico. The increase in borrowings is due primarily to outstanding FHLB advances of First Community at the date of acquisition. The additional trust preferred securities were issued in June 2002 to help fund the First Community acquisition.

Our provision for loan losses was $4.0 million for the first nine months of 2003, compared to $1.7 million for the first nine months of 2002. Net charge-offs for the nine months ended September 30, 2003 were $2.3 million compared to $816,000 for the nine months ended September 30, 2002. The allowance for loan losses to total loans was 1.16% and the ratio of allowance for loan losses to non-performing loans was 128% at September 30, 2003, compared to the allowance for loan losses to total loans of 1.26% and the ratio of allowance for loan losses to non-performing loans of 226% at September 30, 2002. Total non-performing assets to total assets were 0.78% at September 30, 2003, compared to 0.44% at September 30, 2002. The increase in charge-offs, the decrease in the percentage of the allowance for loan losses to total loans, and the increase in non-performing loans as of and for the nine months ended September 30, 2003 were primarily related to the higher level of non-performing loans at First Community. We provide for loan losses based upon our judgments concerning the adequacy of the allowance for loan losses considering such factors as loan growth, delinquency trends, previous charge-off experience, and local and national economic conditions.

Our total non-interest income increased by $2.2 million to $11.3 million for the nine months ended September 30, 2003, compared to $9.1 million for the same period of 2002. For the first nine months of 2003 compared to the first nine months of 2002, the gains on sale of mortgage loans increased $1.2 million as a result of greater new home construction and refinancing resulting from the lower interest rate environment, and service charges on deposit accounts increased $639,000 as a result of increased customer accounts and deposit activity.

Our total non-interest expenses increased by $11.4 million to $37.5 million for the nine months ended September 30, 2003, compared to $26.1 million for the same period of 2002. This increase was due partially to a $6.4 million increase in salaries and employee benefits, a $1.3 million increase in occupancy expense, and a $663,000 increase in equipment expense. The increases in salary, occupancy, and equipment expense are due primarily to the acquisition and merger of First Community and increased commissions for the production of mortgage loans sold. The increase in occupancy expense was also impacted by two additional branch offices opened during 2003 in New Mexico and our newly completed support services facility in Albuquerque, New Mexico. We anticipate that occupancy and equipment expenses will continue to increase modestly during the remainder of fiscal 2003 and into 2004 as management continues to reposition branch locations in Colorado and Utah and opens one additional branch in Santa Fe, N.M.

Income tax expense for the nine months ended September 30, 2003 was $6.0 million compared to $3.8 million for the nine months ended September 30, 2002, representing effective tax rates of approximately 34.9% and 36.6%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2003 compared to 2002 is due primarily to an increase in the estimated tax rate at which net deferred tax assets will be realized, resulting in a tax benefit of approximately $216,000 and a benefit of approximately $170,000 related to finalizing the 2002 tax return in September.

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

	Nine months ended	Twelve months ended	Nine months ended
	September 30, 2003	December 31, 2002	September 30, 2002

		(Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
Balance beginning of period	$11,838	$7,207	$7,207
Provision for loan losses	3,963	2,589	1,657
Net charge-offs	(2,330)	(1,123)	(816)
Allowance related to acquired loans	—	3,165	—

Balance end of period	$13,471	$11,838	$8,048

Allowance for loan losses to total loans	1.16%	1.16%	1.26%
Allowance for loan losses to non-performing loans	128%	108%	226%

NON-PERFORMING ASSETS:
Accruing loans - 90 days past due	$15	$721	$416
Non-accrual loans	10,516	10,241	3,144

Total non-performing loans	10,531	10,962	3,560
Other real estate owned	1,334	908	800

Total non-performing assets	$11,865	$11,870	$4,360

Potential problem loans	$15,854	$23,286	$13,039

Total non-performing assets to total assets	0.78%	0.86%	0.44%

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

	Three Months Ended September 30,

	2003			2002

		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
	Balance	Expense	Cost	Balance	Expense	Cost

	(Dollars in thousands)
Assets
Loans:
Commercial	$119,285	$1,869	6.22%	$93,551	$1,588	6.74%
Real estate-mortgage	860,378	14,969	6.90%	398,195	7,081	7.05%
Real estate-construction	109,901	2,036	7.35%	96,895	1,817	7.44%
Consumer	31,994	822	10.19%	26,782	736	10.91%
Mortgage	18,599	600	12.80%	5,634	385	27.07%
Other	593	—	—	657	—	—

Total loans	1,140,750	20,296	7.06%	621,714	11,607	7.41%
Allowance for loan losses	(13,280)			(8,037)
Securities:
U.S. government and mortgage-backed	184,906	1,644	3.53%	184,466	2,017	4.34%
State and political subdivisions -
Nontaxable	3,926	40	4.04%	3,143	35	4.41%
Taxable	508	3	2.34%	—	—	—
Other	10,058	76	3.00%	2,320	21	3.68%

Total securities	199,398	1,763	3.51%	189,929	2,073	4.33%
Interest-bearing deposits with banks	389	4	4.08%	26,173	108	1.63%
Federal funds sold	5,511	13	0.94%	40,852	172	1.67%

Total interest-earning assets	1,346,048	22,076	6.51%	878,668	13,960	6.30%
Non-interest-earning assets:
Cash and due from banks	50,562			37,051
Other	101,788			37,177

Total non-interest-earning assets	152,350			74,228

Total assets	$1,485,118			$944,859

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$201,763	$210	0.41%	$168,612	$351	0.83%
Certificates of deposit < $100,000	263,133	1,884	2.84%	124,613	1,192	3.80%
Certificates of deposit > $100,000	242,672	1,852	3.03%	174,843	1,605	3.64%
Money market savings accounts	142,028	461	1.29%	69,946	293	1.66%
Regular savings accounts	59,314	126	0.84%	49,678	153	1.23%

Total interest-bearing deposits	908,910	4,533	1.98%	587,692	3,594	2.43%
Federal funds purchased and securities sold under agreements to repurchase	72,142	94	0.52%	62,929	152	0.96%
Borrowings	102,778	487	1.88%	1,011	11	4.22%
Trust Preferred securities	32,500	384	4.69%	32,500	445	5.44%

Total interest-bearing liabilities	1,116,330	5,498	1.95%	684,132	4,202	2.44%
Non-interest-bearing demand accounts	235,515			168,054
Other non-interest-bearing liabilities	5,249			3,164

Total liabilities	1,357,094			855,350
Stockholders’ equity	128,024			89,509

Total liabilities and stockholders’ equity	$1,485,118			$944,859

Net interest income		$16,578			$9,758

Net interest spread			4.56%			3.86%
Net interest margin			4.89%			4.41%
Ratio of average interest-earning assets to average interest-bearing liabilities			120.58%			128.44%

	Nine Months Ended September 30,

	2003			2002

		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
	Balance	Expense	Cost	Balance	Expense	Cost

	(Dollars in thousands)
Assets
Loans:
Commercial	$108,337	$5,168	6.38%	$90,265	$4,689	6.95%
Real estate-mortgage	824,568	43,500	7.05%	368,099	20,218	7.34%
Real estate-construction	102,159	5,654	7.40%	97,332	5,465	7.51%
Consumer	33,240	2,543	10.23%	25,884	2,118	10.94%
Mortgage	13,548	1,643	16.21%	5,336	1,303	32.65%
Other	593	—	—	591	—	—

Total loans	1,082,445	58,508	7.23%	587,507	33,793	7.69%
Allowance for loan losses	(12,692)			(7,681)
Securities:
U.S. government and mortgage-backed	187,377	5,450	3.89%	180,163	6,536	4.85%
State and political subdivisions -
Nontaxable	3,405	111	4.36%	3,349	113	4.53%
Taxable	514	7	1.82%	—	—	—
Other	7,869	197	3.35%	2,307	63	3.67%

Total securities	199,165	5,765	3.87%	185,819	6,712	4.83%
Interest-bearing deposits with banks	6,187	59	1.27%	15,133	183	1.61%
Federal funds sold	12,376	104	1.12%	22,563	282	1.67%

Total interest-earning assets	1,300,173	64,436	6.63%	811,022	40,970	6.75%
Non-interest-earning assets:
Cash and due from banks	46,796			34,143
Other	99,720			35,461

Total non-interest-earning assets	146,516			69,604

Total assets	$1,433,997			$872,945

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	199,689	691	0.46%	$159,770	$960	0.80%
Certificates of deposit < $100,000	278,782	6,152	2.95%	116,761	3,518	4.03%
Certificates of deposit > $100,000	233,239	5,554	3.18%	170,631	4,882	3.83%
Money market savings accounts	139,824	1,501	1.44%	72,583	929	1.71%
Regular savings accounts	56,950	361	0.85%	47,288	443	1.26%

Total interest-bearing deposits	908,484	14,259	2.10%	567,033	10,732	2.53%
Federal funds purchased and securities sold under agreements to repurchase	63,258	255	0.54%	63,481	460	0.97%
Borrowings	87,612	1,381	2.11%	1,026	59	7.65%
Trust preferred securities	32,500	1,161	4.78%	16,453	655	5.32%

Total interest-bearing liabilities	1,091,854	17,056	2.09%	647,993	11,906	2.46%
Non-interest-bearing demand accounts	212,552			151,640
Other non-interest-bearing liabilities	5,166			3,187

Total liabilities	1,309,572			802,820
Stockholders’ equity	124,425			70,125

Total liabilities and stockholders’ equity	$1,433,997			$872,945

Net interest income		$47,380			$29,064

Net interest spread			4.54%			4.29%
Net interest margin			4.87%			4.79%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.08%			125.16%

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

Rising and falling interest rate environments can have various impacts on a bank’s net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank’s various assets and liabilities reprice, calls of investment securities, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of September 30, 2003, our cumulative interest rate gap for the period up to three months was a positive $212.7 million and for the period up to one year was a positive $273.6 million. Based solely on our interest rate gap of twelve months or less, our net income could be unfavorably impacted by decreases in interest rates or favorably impacted by increases in interest rates.

The following table sets forth our estimate of maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at September 30, 2003. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with accounting principles generally accepted in the United States of America. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

		Three
	Less than	months to		More than
	three	less than	One to five	five
	months	one year	years	years	Total

	(Dollars in thousands)
Interest-earning assets:
Investment securities	$51,135	$76,971	$43,834	$32,063	$204,003
Interest-bearing deposits with banks	7	—	—	—	7
Federal funds sold	3,744	—	—	—	3,744
Loans:
Commercial	86,169	18,729	19,732	422	125,052
Real estate	466,095	217,217	283,003	40,937	1,007,252
Consumer	9,689	6,974	13,860	874	31,397

Total interest-earning assets	$616,839	$319,891	$360,429	$74,296	$1,371,455

Interest-bearing liabilities:
Savings and NOW accounts	$135,329	$—	$—	$274,758	$410,087
Certificates of deposit of $100,000 or more	62,015	107,914	74,898	2,036	246,863
Other time accounts	56,964	108,195	83,733	1,867	250,759
Fed funds purchased	23,900	—	—	—	23,900
Securities sold under agreements to repurchase	47,438	—	—	—	47,438
Borrowings	78,469	42,907	33,159	761	155,296

Total interest-bearing liabilities	$404,115	$259,016	$191,790	$279,422	$1,134,343

Interest rate gap	$212,724	$60,875	$168,639	$(205,126)	$237,112

Cumulative interest rate gap at September 30, 2003	$212,724	$273,599	$442,238	$237,112

Cumulative gap ratio at September 30, 2003	1.53	1.41	1.52	1.21

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003 pursuant to Exchange Act rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of management’s evaluation.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

Exhibit
No.	Description

3.1	Restated Articles of Incorporation of First State Bancorporation. (1)
3.2	Amended Bylaws of First State Bancorporation. (2)
4.1	Shareholder Protection Rights Agreement dated October 25, 1996. (3)
10.1	Code of Ethics for Executives. (2)
10.2	First State Bancorporation 2003 Equity Incentive Plan. (4)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.

(2)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2003.

(3)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended September 30, 1996.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed June 9, 2003.

     (b) Reports on Form 8-K.

     We filed a current report on Form 8-K, dated July 22, 2003, announcing our second quarter 2003 financial results.

     We filed a current report on Form 8-K, dated July 28, 2003, announcing that Mr. Michael R. Stanford, our President and Chief Executive Officer and a member of our Board of Directors, had entered into a “trading plan” pursuant to the requirements of Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under Section 10(b) of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST STATE BANCORPORATION

Date: November 12, 2003	By: /s/ Michael R. Stanford

Michael R. Stanford, President & Chief Executive Officer

Date: November 12, 2003	By: /s/ Christopher C. Spencer

Christopher C. Spencer, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Restated Articles of Incorporation of First State Bancorporation.(1)
3.2	Amended Bylaws of First State Bancorporation.(2)
4.1	Shareholder Protection Rights Agreement dated October 25, 1996.(3)
10.1	Code of Ethics for Executives.(2)
10.2	First State Bancorporation 2003 Equity Incentive Plan.(4)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.

(2)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2003.

(3)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended September 30, 1996.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed June 9, 2003.