Form 10-K
period 2003-12-31
FIRST STATE BANCORPORATION
filed 2004-03-12
CIK 897861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended          December 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission file number:  001-12487

FIRST STATE BANCORPORATION

(Exact name of registrant as specified in its charter)

NEW MEXICO	85-0366665

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

7900 JEFFERSON NE
ALBUQUERQUE, NEW MEXICO	87109

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:     (505) 241-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of the delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☒  No ☐

The aggregate market value of the Common Stock as of June 30, 2003 (the last business day of the registrant’s most recently completed second quarter), based upon the last sale price of the Common Stock at June 30, 2003 as reported by The Nasdaq Stock Market, held by non-affiliates was approximately $188,965,000. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

As of March 10, 2004, there were 7,630,311 shares of common stock issued and outstanding.

Documents Incorporated By Reference

Certain Part III information is incorporated herein by reference, pursuant to Instruction G of Form 10-K, from First State Bancorporation’s Proxy Statement for its 2004 Annual Shareholders’ Meeting, which will be filed with the Commission by April 29, 2004.

Forward-Looking Statements

Certain statements in this Form 10-K are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The discussions regarding our growth strategy, competition, loan and deposit growth, timing of new branch openings, expansion opportunities, and response to consolidation in the banking industry include forward-looking statements. Other forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “approximately,” “intend,” “plan,” “estimate,” or “anticipate” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statement. Some factors include changes in interest rates, local business conditions, government regulations, loss of key personnel or inability to hire suitable personnel, faster or slower that anticipated growth, economic conditions, our competitors’ responses to our marketing strategy or new competitive conditions, and competition in the geographic and business areas in which we conduct our operations. We are not undertaking any obligation to update these risks to reflect events or circumstances after the date of this report to reflect the occurrence of unanticipated events.

PART I

Item 1: Business.

First State Bancorporation

We are a New Mexico-based bank holding company. We provide commercial banking services to businesses through our subsidiary bank, First State Bank N.M. (“First State Bank” or “Bank”). We operate thirty branch offices, including twenty-three in New Mexico (three offices in Taos, nine offices in Albuquerque, three offices in Santa Fe, and one office each in Rio Rancho, Los Lunas, Bernalillo, Questa, Pojoaque, Placitas, Moriarty, and Belen), six in Colorado (Denver, Colorado Springs, Fort Collins, Lakewood, Littleton, and Longmont), and one in Utah (Salt Lake City). We have one new branch under building renovation in Santa Fe scheduled for completion in March 2004 and four branch offices in Colorado and Utah that are in the process of re-location and renovation or construction, which are expected to be operational in the second quarter of 2004. First State Bank’s branches in Colorado and Utah operate under the name First Community Bank. First State Bank began in 1922 in Taos County as a single bank, and is currently the largest bank in that county. At December 31, 2003, we had total assets, total deposits, and total stockholders’ equity of $1.647 billion, $1.196 billion, and $132 million, respectively.

Our management strategy is to provide a business culture in which customers are provided individualized customer service. As part of our operating and growth strategies, we are working to (i) place greater emphasis on attracting core deposits from, and providing financial services to, local businesses and governments; (ii) expand operations in the Albuquerque metropolitan area (which consists of Albuquerque and Rio Rancho), Belen, Los Lunas, Santa Fe, and other strategic areas in New Mexico; (iii) expand operations in the Colorado and Utah markets including the Denver metropolitan area, Colorado Springs, Salt Lake City, and the surrounding areas; (iv) maintain asset quality through strict adherence to credit administration standards; (v) manage interest rate risk; (vi) continue to improve internal operating systems; and (vii) manage non-interest expenses.

We believe that we are well qualified to pursue an aggressive growth strategy throughout New Mexico, Colorado, and Utah due to our responsive customer service, our streamlined management structure, management’s and employees’ strong community involvement in our business locations, and our recent expansion into the Colorado and Utah markets. We believe that expansion opportunities are centered primarily in the Albuquerque metropolitan area, Santa Fe, the Denver metropolitan area, Colorado Springs, Salt Lake City, and the surrounding markets. We continue to add staff to service the additional volume of loans and deposits obtained as a result of expansion in and into these marketplaces. The level of any additional staffing and related expenses will depend on the magnitude of continued growth. In addition, we will consider potential market acquisition targets that complement our existing operations and provide economies of scale when combined with our existing locations. See “Growth Strategy.”

At December 31, 2003, First State Bancorporation and First State Bank were “well capitalized” under regulatory capital guidelines.

Our executive offices are located at 7900 Jefferson NE, Albuquerque, New Mexico 87109, and our telephone number is (505) 241-7500.

History

First State Bank began operations in 1922 in Taos County, New Mexico. First State Bancorporation and an affiliated company, New Mexico Bank Corporation, were organized under the laws of New Mexico in 1988 to acquire banking institutions in New Mexico. In December 1988, we acquired First State Bank, and New Mexico Bank Corporation acquired National Bank of Albuquerque (“NBA”). After a change in

New Mexico banking laws in 1991, First State Bancorporation and New Mexico Bank Corporation merged, and the operations of NBA were merged into First State Bank in December 1991.

On December 1, 1993, we purchased 94.5% of the outstanding shares of common stock of First State Bank of Santa Fe (“Santa Fe Bank”). Certain members of our current management, our board of directors, and two officers of First State Bank sold their shares of Santa Fe Bank to us. Santa Fe Bank was merged into First State Bank as of June 5, 1994.

During the fourth quarter of 1999, First State Bank opened a mortgage origination division. The mortgage division allows the Bank to generate fee income from our branch network and construction lending activities as well as attract additional customers.

On March 1, 2000, we closed the sale of the assets of First State Bank’s commercial leasing division. Our sale of the leasing division resulted in the sale of approximately $64 million of leases. Our gain on the sale amounted to approximately $879,000, net of transaction costs. We used proceeds from the sale to fund loan demand, purchase investment securities, and reduce borrowings.

On October 1, 2002 we entered the Colorado and Utah markets when we completed our acquisition of First Community Industrial Bank (“First Community”) for approximately $67 million. We financed this acquisition through a public offering of our common stock in August 2002, which netted approximately $51 million and through the issuance of approximately $25 million in trust preferred securities in June of 2002. We acquired approximately $343 million in loans and approximately $242 million in deposits, and recognized goodwill of approximately $43 million related to the transaction. We merged First Community into First State Bank and officially changed the name of the Bank to First State Bank N.M. However, the branches in Colorado and Utah operate under the name of First Community Bank.

Since our initial public offering in 1993, we have made significant investments in expansion and technology. Since 1993, First State Bank has opened sixteen new branches and acquired nine branches. During 2003, we began to strategically reposition the acquired branches and closed two of the branches.

Operating Strategy

Our operating strategies include:

•	Providing responsive, personal customer service

•	Fostering a culture in which employees are valued and respected

•	Attracting new account relationships

•	Emphasizing community involvement

•	Developing new business opportunities

•	Increasing efficiency

•	Optimizing asset/liability management

Customer service. Our objective is to increase market share in both lending volume and deposits by providing responsive customer service that is tailored to our customers’ needs. By maximizing personal contact with customers, maintaining low employee turnover, and endeavoring to understand the needs and preferences of our customers, we are working to maintain and further enhance our reputation of providing excellent customer service. We have developed a streamlined management structure that allows us to make credit and other banking decisions rapidly. We believe that this structure, when compared to other competing institutions, enables us to provide a higher degree of service and increased flexibility to creditworthy customers.

Employees. We recognize that our individual employees are the core of our overall business strategy. We are committed to providing a workplace environment in which the individual employee is valued and respected. We have strategically hired and promoted within the Bank many talented bankers and have provided each region with local decision making ability which allows us to best serve and attract small to medium size businesses.

New account relationships. We emphasize relationship banking with local businesses, local governments, and individual customers across all product lines. We intend to continue to target our marketing efforts to those businesses, governments, and individuals who prefer our personalized customer service, combined with our emphasis on local decision making and the delivery of a state-of-the-art array of products and services.

Community Involvement. First State Bank’s management and other employees participate actively in a wide variety of civic and community activities and organizations in New Mexico, Colorado, and Utah. First State Bank management also sponsors a number of community-oriented events each year. We believe that these activities assist First State Bank through increased visibility and through development and maintenance of customer relationships.

New Business Opportunities. We have and will continue to consider a variety of new banking opportunities, whether through the opening of de novo branches, acquisition of existing commercial banks or bank holding companies, or other opportunities permissible under state and federal banking regulations. We will focus our expansion efforts in areas or markets that are complementary to our existing customer base and areas of operation. See “Growth Strategy.”

Increasing Efficiency. We believe that our investments in technology will allow us to grow revenues faster than expenses over the next few years. Over the last several years a significant investment has been made in the area of internet and telephone banking to provide alternative methods to enhance our ability to service both our retail and commercial customers. For our commercial customers, we also offer an internet based cash management product. We are currently implementing an imaging based document management and archiving system which will provide efficiencies in managing document flow and ensure records retention is managed correctly and efficiently. All of our locations are linked together by a private voice and data network eliminating long distance costs for intralocation phone calls and data transmission. We believe these investments as well as others will allow us to expand our asset base without a commensurate increase in non-interest expenses.

We continue to evaluate and improve our branch locations and facilities. In 2003, we began repositioning several of our facilities in Colorado and Utah to improve the future growth in these markets. These expenses will continue to grow during 2004 before they stabilize; however, we believe our investments in facilities will enable us to provide the convenience and quality of service that our customers deserve.

Asset/Liability Management. Our asset/liability management policy is designed to provide stable net interest income growth by protecting our earnings from undue interest rate risk. We maintain a strategy of keeping the rate adjustment period on the majority of both assets and liabilities to an earning neutral position, with a substantial amount of these assets and liabilities adjustable in 90 days or less. See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management.”

Growth Strategy

We expect to continue pursuing a growth strategy through a combination of internal growth, de novo branching, and selective acquisitions. Our total assets have grown from $494 million at December 31, 1998 to $1.6 billion through internal growth, de novo branching, and acquisition activity. Since 1993 large out of state financial institutions have acquired several banks that compete with us. These institutions concentrate on the mass retail customer base and extremely large customers. They also reduce service levels to small to medium size businesses. These institutions’ method of doing business affords us a continuing opportunity to gain profitable new account relationships and to expand existing relationships.

In addition, we believe that there continues to be attractive opportunities to open new branches. Consolidation in the banking industry and increased regulatory burdens on existing institutions provide a favorable environment for such openings. We consider a variety of criteria when evaluating potential branch expansion, including (i) the short and long term growth prospects for the location, (ii) the management and other resources required to integrate the operations, if desirable, (iii) the degree to which the branch would enhance our geographic diversification, (iv) the degree to which the branch would enhance our presence in an existing market, and (v) the costs of operating the branch.

We believe that the strategy we have employed successfully in the New Mexico market can be successfully employed in other markets in the Southwest. We therefore intend to continue exploring opportunities to expand into markets in the southwestern United States either through acquisition of existing institutions with a branch structure in markets with characteristics similar to those in New Mexico, or through de novo branching into markets that display those characteristics.

Our goal over the next five years is to continue creating a broad-based, well capitalized, customer-focused regional financial institution. To accommodate our anticipated growth, we intend to further develop our existing management and further develop management information systems and other appropriate internal management systems. However, there can be no assurance that we will be able to achieve our growth objectives.

Market Areas and Banks

Markets. First State Bank serves three distinct market areas within New Mexico: Taos County, the Albuquerque metropolitan area (Bernalillo, Sandoval, Torrance, and Valencia counties), and Santa Fe. In 2002, First State Bank entered into the Colorado and Utah markets with the acquisition of First Community. First Community operates in two distinct market areas: the Colorado front range market area, which includes the Denver metropolitan area, and the Salt Lake City, Utah metropolitan area.

Taos County is a popular year-round recreation and tourist area. Ski and golf resorts in the area attract visitors from throughout the southwestern and western United States. Taos also has an active art community catering to the tourist trade.

The Albuquerque metropolitan area is the largest metropolitan area in New Mexico and is the financial center of the state. It has a diverse economy centered around federal and state government, military, service, and technology industries. Military facilities include Kirtland Air Force Base and Sandia National Laboratories. A number of companies, including Intel, General Mills, America Online, and The Gap have initiated or expanded operations in the area in the past several years.

Santa Fe is the state capital of New Mexico. Its principal industries are government and tourism. Santa Fe is widely known for its southwestern art galleries and amenities, including the Santa Fe Opera. Santa Fe is one of the largest art markets in the United States, attracting visitors from all parts of the United States and many foreign countries.

The Colorado front range market area includes the Denver metropolitan area (with branches in Denver, Littleton and Lakewood), and the surrounding communities of Colorado Springs, Longmont and Fort Collins. Denver, the capital of Colorado and the state’s largest city, has a diverse economy including telecommunications, aerospace, financial services, computer software, biomedical and many other high tech sectors. Colorado Springs also plays host to a growing number of high technology industries. Many private sector leaders in their fields are located in the front range area, including Qwest Communications, Intel, Lockheed Martin, Merrill Lynch, and Sun Microsystems. The Colorado front range has emerged as a premier center for high-tech and other businesses providing a blend of quality, affordable lifestyle, cultural and national sports attractions, and desirable climate.

Salt Lake City is the state capital of Utah and the financial center of the state. The Salt Lake City area has a diverse economy driven by technology companies, telemarketing, engineering, management services, universities, and state and local governments. Many major companies as well as small businesses operate throughout the area. The state of Utah is a recreation minded and livable community catering to year-round recreation with both mountain and desert areas nearby. Effective as of November 30, 2003, we closed the Ogden, Utah branch and one branch in Salt Lake City. The total loans and deposits of the Utah operations did not justify maintaining three separate banking facilities and therefore the Utah operations were consolidated into one branch in Salt Lake City to enhance the efficiency of the Utah operations and allow management to target small to medium size businesses in a more focused manner.

First State Bank’s operations are divided into eight regions: Taos which includes Taos county; Santa Fe which includes Santa Fe county; Albuquerque Metropolitan which includes Bernalillo and Sandoval counties; Los Lunas which includes Valencia and Torrance counties; Northern Colorado which includes Larimer and Boulder counties; Central Colorado which includes Denver, Jefferson, and Arapahoe counties; Southern Colorado which includes El Paso County; and Utah which includes Salt Lake county.

First State Bank. The following table sets forth certain information concerning the banking offices of First State Bank as of December 31, 2003:

	Number of	Total	Total
Location	Facilities	Deposits	Loans
		(Dollars in thousands)
First State Bank (by Region)
Taos	4	$137,513	$51,306
Santa Fe	4	154,201	213,963
Albuquerque Metropolitan	12	617,325	512,261
Los Lunas	3	82,796	82,774
Northern Colorado	2	28,835	35,276
Central Colorado	3	89,587	105,733
Southern Colorado	1	65,362	186,252
Utah	1	20,256	43,920

Total	30	$1,195,875	$1,231,485

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

The Santa Fe locations primarily serve a diverse group of small to medium size business and individual customers, including commercial businesses that support the tourism industry, and residential construction and mortgage lending.

The Colorado and Utah locations provide conventional commercial and real estate secured commercial lending to small to medium size business and individual customers in these markets. These locations also provide a full range of banking services, including a full complement of deposit and residential construction and mortgage lending, and other loan services. Prior to its acquisition by First State Bank, First Community primarily made residential mortgage and retail installment loans and was prohibited from accepting transaction deposit accounts (i.e. checking accounts) due to its charter as an industrial bank.

The following is a summary of the percentage of our deposits to total deposits of FDIC insured institutions in the counties in which we do business as of June 30, 2003:

New Mexico
Taos	42.97%
Bernalillo	6.81%
Santa Fe	8.46%
Sandoval	36.33%
Valencia	16.84%
Torrance	12.22%
Colorado
Larimer	0.27%
Boulder	0.56%
Denver	0.24%
Jefferson	0.47%
Arapahoe	0.56%
El Paso	1.60%
Utah
Salt Lake	0.02%
Weber	0.67%*

* We closed our branch in Weber County in November of 2003 and the existing loans and deposits were transferred to our branch in Salt Lake County subsequent to that date.

We believe that our greatest opportunity for growth in our current market area in New Mexico is in increasing our market share in Bernalillo, Sandoval, Valencia, and Santa Fe counties. First State Bank is the largest bank in Taos County, and growth in that market is expected to come from economic growth and not as a result of increased market share.

We also believe that the Colorado and Utah markets represent a great opportunity for growth as the acquired First Community branches have the ability to accept demand deposits and we continue to aggressively seek commercial banking relationships with small to medium size businesses. We expect that the change in deposit and loan products combined with the integration of our individualized customer service will result in increased market share in Colorado and Utah.

Competition

First State Bank competes for loans and deposits with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders, governmental organizations, and other institutions with respect to the scope and type of services offered, interest rates paid on deposits, and pricing of loans, among other things. Many of our competitors have significantly greater financial and other resources than we do. First State Bank also faces significant competition for investors’ funds from sellers of short-term money market securities and other corporate and government securities.

First State Bank competes for loans principally through the range and quality of its services, interest rates, and loan fees. We believe that First State Bank’s personal-service philosophy enables the bank to compete favorably with other financial institutions in its focus market of local businesses. First State Bank actively solicits deposit-related clients and competes for deposits by offering customers competitive interest rates, personal attention and professional service.

Employees

As of December 31, 2003, we had 499 full-time equivalent employees. We place a high priority on staff development, training, and selective hiring. We select new employees on the basis of both technical skills and customer-service capabilities. Our staff development involves training in marketing, customer service, and regulatory compliance. Our employees are not covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

Supervision and Regulation

First State Bancorporation. We are a bank holding company subject to the supervision, examination and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act (the “BHCA”). The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. As a bank holding company, our activities and those of our banking subsidiary are limited to the business of banking and activities closely related or incidental to banking, and we may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board.

Supervision and regulation of bank holding companies and their subsidiaries are intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation (the “FDIC”) and the banking system as a whole, not for the protection of bank holding company stockholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines and other penalties for violation of laws and regulations.

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

Holding Company Liability. Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its banking subsidiaries and commit resources to their support. This support may be required by the Federal Reserve Board at times when, absent this Federal Reserve policy, we may not be inclined to provide it. As discussed below under “Prompt Corrective Action,” a bank holding company in certain circumstances also could be required to guarantee the capital plan of an undercapitalized banking subsidiary. In addition, any capital loans by a bank holding company to any of its depository institution subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of the banks.

In the event of a bank holding company’s bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

Payment of Dividends. The Federal Reserve Board has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that, as a matter of prudent banking, a bank holding company should not maintain a rate of cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality and overall financial condition. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.

In addition, as noted above, bank holding companies are expected under Federal Reserve Board policy to serve as a source of financial strength for their depository institution subsidiaries. This requirement, and the capital adequacy requirements applicable to bank holding companies, described below under “Capital Adequacy Requirements,” may also limit our ability to pay dividends.

As a bank holding company, we are a legal entity separate and distinct from First State Bank. Our principal asset is the outstanding capital stock of First State Bank. As a result, our ability to pay dividends on our common stock will depend primarily on the ability of First State Bank to pay dividends to us in amounts sufficient to service our obligations. Dividend payments from First State Bank are subject to federal and state limitations, generally based on the capital level and current and retained earnings of the bank. Approval of the Federal Reserve Board is required, for example, for payment of any dividend if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits (as defined by regulatory agencies) for that year combined with its retained net profits for the preceding two years. First State Bank may not pay a dividend in an amount greater than its net profits. First State Bank is also prohibited under federal law from paying any dividend that would cause it to become undercapitalized. In addition, the Federal regulatory agencies are authorized to prohibit a bank or bank holding company from engaging in an unsafe or unsound banking practice. The payment of dividends could, depending on the financial condition of First State Bank, be deemed to constitute an unsafe or unsound practice.

Under New Mexico law, First State Bank may not pay a dividend on its common stock unless its remaining surplus after payment of such dividend is equal to at least 20% of its minimum common capital requirement. First State Bank is also prohibited from paying dividends from undivided profits if its reserves against deposits are impaired or will become impaired as a result of such payment.

Capital Adequacy Requirements. We are subject to the Federal Reserve Board’s risk-based capital and leverage guidelines for bank holding companies. The minimum ratio of total capital to risk-weighted assets (which are the credit risk equivalents of balance sheet assets and certain off balance sheet items such as standby letters of credit) is 8%. At least half of the total capital must be composed of common stockholders’ equity (including retained earnings), trust preferred securities, qualifying non-cumulative perpetual preferred stock (and, for bank holding companies only, a limited amount of qualifying cumulative perpetual preferred stock), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, other disallowed intangibles and disallowed deferred tax assets, among other items (“Tier 1 Capital”). The remainder may consist of a limited amount of subordinated debt, other perpetual preferred stock, hybrid capital instruments, mandatory convertible debt securities that meet certain requirements, as well as a limited amount of reserves for loan losses (“Tier 2 Capital”). The maximum amount of Tier 2 Capital that may be included in an organization’s qualifying total capital is limited to 100% of Tier 1 Capital. The Federal Reserve Board has also adopted a minimum leverage ratio for bank holding companies, requiring Tier 1 Capital of at least 3% of average total consolidated assets.

Our subsidiary, First State Bank, also is subject to risk-based and leverage capital guidelines of the Federal Reserve Board which are similar to those established by the Federal Reserve Board for bank holding companies. As discussed below under “Enforcement Powers of the Federal Regulatory Agencies,” failure to meet the minimum regulatory capital requirements could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including, in most severe cases, the termination of deposit insurance by the FDIC and the placement of the institution into conservatorship or receivership. The capital ratios for First State Bancorporation and First State Bank are provided in the chart below.

Risk-Based Capital and Leverage Ratios

	As of December 31, 2003
	Risk-Based Ratios
	Tier I	Total	Leverage
	Capital	Capital	Ratio
First State Bancorporation	9.5%	10.6%	7.9%
First State Bank	8.9%	10.1%	7.4%
Minimum required ratio	4.00%	8.00%	3.00%
“Well capitalized” minimum ratio	6.00%	10.00%	5.00%

The federal bank regulatory agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. In addition, the regulations of the Federal Reserve Board provide that concentration of credit risk, interest rate risk and certain risks arising from nontraditional activities, as well as an institution’s ability to manage these risks, are important factors to be taken into account by regulatory agencies in assessing an organization’s overall capital adequacy. The agencies have also adopted an adjustment to the risk-based capital calculations to cover market risk in trading accounts of certain institutions.

The federal bank regulatory agencies recently adopted amendments to their risk-based capital regulations to provide for the consideration of interest rate risk in the agencies’ determination of a banking institution’s capital adequacy. The amendments require such institutions to effectively measure and monitor their interest rate risk and to maintain capital adequate for that risk.

Prompt Corrective Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, the federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized depository institutions. Depository institutions, such as First State Bank, are assigned one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” and are subjected to differential regulation corresponding to the capital category within which the institution falls. Under certain circumstances, a well capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll over brokered deposits.

The banking regulatory agencies are permitted or, in certain cases, required to take certain actions with respect to institutions falling within one of the three undercapitalized categories. Depending on the level of an institution’s capital, the agency’s corrective powers include, among other things:

•	prohibiting the payment of principal and interest on subordinated debt;

•	prohibiting the holding company from making distributions without prior regulatory approval;

•	placing limits on asset growth and restrictions on activities;

•	placing additional restrictions on transactions with affiliates;

•	restricting the interest rate the institution may pay on deposits;

•	prohibiting the institution from accepting deposits from correspondent banks; and

•	in the most severe cases, appointing a conservator or receiver for the institution.

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. Failure to meet capital guidelines could subject the bank to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, and to certain restrictions on business. As of December 31, 2003, each of First State Bancorporation and First State Bank exceeded the required capital ratios for classification as “well capitalized.”

Enforcement Powers of the Federal Banking Agencies. The federal banking agencies have broad enforcement powers. Failure to comply with applicable laws, regulations and supervisory agreements could subject First State Bancorporation or First State Bank, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed under “Prompt Corrective Action,” the appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation:

•	the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized;

•	fails to become adequately capitalized when required to do so;

•	fails to submit a timely and acceptable capital restoration plan;

•	or materially fails to implement an accepted capital restoration plan.

Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, such as First State Bancorporation, would, under the circumstances set forth in the presumption, constitute acquisition of control of First State Bancorporation.

In addition, any company is required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of the outstanding common stock of First State Bancorporation, or otherwise obtaining control or a “controlling influence” over First State Bancorporation.

Restrictions on Transactions with Affiliates and Insiders. First State Bank is subject to restrictions under federal law that limit certain transactions with us, including loans, other extensions of credit, investments or asset purchases. Such transactions by a banking subsidiary with any one affiliate are limited in amount to 10% of the bank’s capital and surplus and, with all affiliates together, to an aggregate of 20% of the bank’s capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts. These and certain other transactions, including any payment of money to us, must be on terms and conditions that are or in good faith would be offered to nonaffiliated companies.

The restrictions on loans to directors, executive officers, principal stockholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all federally insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. Regulation O institutions are not subject to the prohibitions of the Sarbanes-Oxley Act of 2002 on certain loans to insiders.

Anti-Terrorism Legislation. We are subject to the USA Patriot Act of 2001 which contains the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. That Act contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. We have established policies and procedures to ensure compliance with the Act and the related regulations.

Interstate Banking and Branching. The Riegle-Neal Act enacted in 1994 permits an adequately capitalized and adequately managed bank holding company, with Federal Reserve Board approval, to acquire banking institutions located in states other than the bank holding company’s home state without regard to whether the transaction is prohibited under state law. In addition, national banks and state banks with different home states are permitted to merge across state lines, with the approval of the appropriate federal banking agency, unless the home state of a participating banking institution has passed legislation prior to that date that expressly prohibits interstate mergers. De novo interstate branching is permitted if the laws of the host state so authorizes.

The Gramm-Leach-Bliley Act. The GLBA became law on November 12, 1999, and key provisions affecting bank holding companies became effective March 11, 2000. The GLBA enables bank holding companies to acquire insurance companies and securities firms and effectively repeals depression-era laws which prohibited the affiliation of banks and these other financial services entities under a single holding company. Certain qualified bank holding companies and other types of financial service entities may elect to become financial holding companies under the new law. Financial holding companies are permitted to engage in activities considered financial in nature, as defined in the GLBA, and may engage in a broader range of activities than bank holding companies or banks. The GLBA will enable financial holding companies to offer a wide variety of financial services, or services incident to financial services, including banking, securities underwriting, merchant banking and insurance (both underwriting and agency services). The financial services authorized by the GLBA also may be engaged in by a “financial subsidiary” of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, all of which must be conducted under the financial holding company.

Community Reinvestment Act. First State Bank is subject to the CRA. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of its bank subsidiaries are reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. First State Bank received an “outstanding” CRA rating from the Federal Reserve at its most recent CRA examination.

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

Future Legislation. Various legislation is from time to time introduced in Congress, and state legislatures with respect to the regulation of financial institutions. Such legislation may change the banking statutes and our operating environment in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations, would have upon our financial condition or our results of operations.

Corporate Governance — Sarbanes-Oxley Act of 2002 and NASD Independence Rules. We are subject to the Sarbanes-Oxley Act of 2002 (“SOX”), which implemented reforms intended to address securities and accounting fraud. Among other things, SOX established a new accounting oversight board to enforce auditing, quality control and independence standards, restricts provision of both auditing and consulting services by accounting firms, and provides audit committee pre-approval of non-audit services to audit clients. To insure auditor independence, any non-audit services being provided to an audit client will require pre-approval by a company’s audit committee members. SOX also requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Commission, subject to civil and criminal penalties for knowing violations. SOX also requires audit committees to be independent and have at least one financial expert, and enacts other requirements for audit committee operations and selection of auditor. SOX also expands the scope and penalties of the federal criminal code relating to securities and accounting fraud, and afford protection for employees who are “whistle-blowers”.

We are listed on the Nasdaq Stock Market (“Nasdaq”), a subsidiary of the National Association of Securities Dealers (“NASD”). On November 2, 2003, the SEC approved NASD rules for companies listed on Nasdaq as part of their qualitative listing requirements for listing or continued listing relating to audit committee composition, audit committee charters, nominating committee charters, executive sessions of independent directors, and code of conduct requirements. Under the NASD rules, the audit committee must be composed of independent directors without recent affiliation with auditors of the company, must have an audit committee charter, executives must have executive sessions of independent directors, must have a nominating committee charter, and must have a code of conduct applying to all employees, officers, and directors meeting certain minimum standards. As required by the NASD rules, we have certified that we comply with the new rules. In addition, the NASD also requires audit committee approval of all related party transactions and that a majority of the board of directors be independent under the NASD definition of independence.

The board is committed to maintaining a corporate governance structure that meets or exceeds the requirements for the Sarbanes-Oxley Act and the recent NASD rules.

Other

For a discussion of asset/liability management, the investment portfolio, loan portfolio, nonperforming assets, allowance for loan losses, and deposits see Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Available Information

Our Internet address is www.fsbnm.com. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Information contained on the web site is not part of this report.

Item 2: Properties.

With the exception of the Main and Southside facilities in Taos, the Journal Center facility in Albuquerque, and the Bernalillo facility, which are owned by First State Bank, we lease our banking facilities. See Item 13: “Certain Relationships and Related Transactions.” The following table shows the size and age of each of the banking facilities and the building area owned or leased by us:

			Approximate
			building area
	Approximate	Approximate	owned or
	land area	building area	leased	Year constructed or
	(sq. ft.)	(sq. ft.)	(sq. ft.)	last renovated
Facilities (by Region):
Taos
Main	19,800	8,940	8,940	Renovated 6-93
Northside	45,215	2,239	2,239	Renovated 9-95
Questa	17,947	1,050	1,050	Renovated 8-93
Southside	36,590	5,550	5,550	Renovated 9-92
Santa Fe
San Mateo	62,334	6,955	6,955	Renovated 11-95
Downtown	5,100	2,116	2,116	Constructed 12-95
Pojoaque	150,000	30,000	1,000	Constructed 1-02
Cerrillos	20,000	4,450	4,450	Constructed 3-03
Albuquerque Metropolitan
Lomas	9,199	9,199	9,199	Renovated 3-95
Carlisle	16,256	1,880	1,880	Constructed 9-95
Montgomery	14,514	3,742	3,742	Renovated 11-93
Sycamore	45,834	5,164	4,173	Constructed 9-94
Journal Center	158,384	18,390	18,390	Renovated 3-98
Petroglyph	26,125	2,134	2,134	Constructed 4-99
Lang — Operations Center	69,755	27,567	23,118	Constructed 8-99
Juan Tabo	57,534	5,515	5,515	Constructed 6-01
Snowheights	32,000	4,683	4,683	Constructed 4-01
Pan Am — Operations Center	108,900	50,340	30,000	Constructed 9-03
Nob Hill	18,692	1,776	1,776	Renovated 6-03
Headline Point	130,680	56,825	3,223	Renovated 7-02
Rio Rancho	50,214	5,500	4,000	Constructed 3-95
Placitas	807	807	807	Constructed 9-94
Bernalillo	43,539	4,610	4,610	Constructed 8-96
Los Lunas
Los Lunas	57,243	6,647	6,647	Renovated 6-02
Moriarty	1,900	1,900	1,900	Constructed 12-97
Belen	53,997	4,636	4,636	Constructed 2-00
Northern Colorado
Fort Collins	200,000	100,000	3,190	Constructed 1-75
Longmont	9,375	3,676	3,676	Constructed 1-64
Longmont Mortgage	87,120	1,650	1,650	Renovated 10-03
Central Colorado
Cherry Creek	43,000	20,000	4,000	Constructed 1-85
Lakewood	80,000	40,000	3,222	Constructed 1-85
Littleton	25,000	3,500	3,500	Constructed 1-85
Denver Tech Center	217,800	10,511	5,256	Renovated 10-02, 3-03
Southern Colorado
Colorado Springs	217,000	530,000	7,527	Renovated 5-03
Utah
Holladay	20,000	2,250	2,250	Constructed 1-80

Item 3: Legal Proceedings.

From time to time we are involved in legal proceedings. In the ordinary course of our business claims and lawsuits are filed against us or raised by counterclaims. These legal actions arise out of claims to enforce liens, in condemnation proceedings on properties in which we hold security interests, and by claims involving the making and servicing of real property loans, and other issues incident to our business. In the opinion of management, the ultimate liability, if any, resulting from known claims or lawsuits will not have a material adverse effect on our consolidated financial position or results of operations.

Item 4: Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of 2003.

Executive Officers of the Registrant

First State Bancorporation’s executive officers, their positions, and their respective ages (as of January 1, 2004) are as follows:

Name	Position	Age
Michael R. Stanford	President, Chief Executive Officer, and Director	51

H. Patrick Dee	Executive Vice President, Chief Operating Officer, Secretary, Treasurer, and Director	48

Christopher C. Spencer	Senior Vice President and Chief Financial Officer	45

Thomas E. Bajusz	Senior Vice President and Chief Credit Officer	50

Theresa A. Gabel	Senior Vice President of Human Resources and Communications	55

James E. Warden	Senior Vice President of Branch Administration and Retail Services	45

Marshall G. Martin	Executive Vice President and Corporate Counsel	65

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our Common Stock is traded on The NASDAQ Stock Market’s National Market under the symbol “FSNM.” Our Common Stock commenced trading on November 3, 1993. The quotations in the over-the-counter market reflect inter-dealer prices, without retail markup, markdown, or commissions and may not necessarily represent actual transactions.

	Per Share
	Diluted	Dividends		Low	High	Quarter
Quarter Ended	Net Earnings	Paid	Book Value	Price(1)	Price(1)	End Price
December 31, 2003	.47	.11	17.42	29.40	35.98	34.75
September 30, 2003	.53	.11	17.15	26.82	31.47	29.61
June 30, 2003	.49	.11	16.84	21.39	27.35	27.33
March 31, 2003	.46	.10	16.40	21.39	26.09	21.39
December 31, 2002	.44	.10	16.03	22.75	25.76	24.80
September 30, 2002	.36	.10	15.74	18.45	26.19	24.65
June 30, 2002	.44	.10	12.66	22.25	27.80	26.00
March 31, 2002	.41	.09	12.11	19.50	23.89	23.24

(1)	The prices shown represent the high and low closing sales prices for the quarter.

The last reported sale price of our Common Stock on March 10, 2004, was $31.85 per share. As of March 10, 2004, there were approximately 103 shareholders of record, not including shareholders who beneficially own Common Stock held in nominee or street name.

Dividend Policy

We paid cash dividends of $3.2 million or $0.43 per share in 2003 and $2.2 million or $0.39 per share in 2002, which amounted to 21.62% and 21.61%, of net income in 2003 and 2002, respectively. The declaration and payment of cash dividends are determined by the Board of Directors in light of the earnings, capital requirements, our financial condition, and other relevant factors. Our ability to pay cash dividends depends on the amount of cash dividends paid to us by First State Bank and our capital position. Capital distributions, including dividends, by First State Bank are subject to federal and state regulatory restrictions tied to its earnings and capital. Information regarding dividend restrictions on our banking subsidiary is incorporated herein by reference to Item 1. Business—Supervision and Regulation/Payment of Dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding compensation plans under which shares of Common Stock may be issued upon the exercise of option, warrants and rights under the First State Bancorporation 1993 Stock Option Plan and the 2003 Equity Incentive Plan as of December 31, 2003:

	(a)	(b)	(c)
Number of securities
	Number of		remaining available for
	securities to be	Weighted-	future issuance under
	issued upon	average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding	of outstanding	securities reflected in
Plan Category	options	options	column (a))
Equity compensation plans approved by security holders	243,005	$17.64	662,500
Equity compensation plans not approved by security holders	—	—	—

Total	243,005	$17.64	662,500

Item 6: Selected Financial Data.

Selected Financial Data are filed as part of this report and appear immediately following the signature page.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations are filed as part of this report and appear immediately following Selected Financial Data.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosures About Market Risk are filed as part of this report and appear within Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption Asset/Liability Management.

Item 8: Financial Statements and Supplementary Data.

Our consolidated financial statements are filed as a part of this report and appear immediately following the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A: Controls and Procedures.

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003 pursuant to Exchange act rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. There was no change in our internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10: Directors and Executive Officers of the Registrant.

Information regarding directors appearing under the caption “Election of Directors” in our Proxy Statement for the 2004 Annual Meeting of Shareholders is hereby incorporated by reference. Information relating to disclosure of delinquent Form 3, 4 and 5 filers is incorporated by reference to the information appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

Information regarding our audit committee financial experts appearing under the caption “Information with Respect to Standing Committees of the Board of Directors and Meetings” in our Proxy Statement for the 2004 Annual Meeting of Shareholders is hereby incorporated by reference.

Information regarding our Code of Ethics appearing under the caption “Corporate Governance” in our Proxy Statement for the 2004 Annual Meeting of Shareholders is hereby incorporated by reference. The Code of Ethics has been filed with the Commission and is posted on our website at www.fsbnm.com “Investor Relations.”

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G (3).

Item 11: Executive Compensation.

Information appearing under the captions “Compensation of Directors” and “Executive Compensation” in the 2004 Proxy Statement is hereby incorporated by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Voting Securities and Principal Holders” in the 2004 Proxy Statement is hereby incorporated by reference.

Item 13: Certain Relationships and Related Transactions.

Information regarding certain related transactions appearing under the caption “Certain Business Relationships” in the 2004 Proxy Statement is hereby incorporated by reference.

Item 14: Principal Accountant Fees and Services.

Information regarding principal accountant fees and services appearing under the caption “Ratification of Independent Auditors” in the 2004 Proxy Statement is incorporated herein by reference.

PART IV

Item 15: Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this annual report on Form 10-K:

1.	Financial Statements:

•	Selected Quarterly Financial Data

•	Independent Auditors’ Report

•	Consolidated Balance Sheets as of December 31, 2003 and 2002

•	Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002, and 2001

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2003, 2002, and 2001

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2002, and 2001

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, and 2001

2.	Financial Statement Schedules

None

3.	Exhibits

No.	Description
2.1	Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank N.M. (formerly known as First State Bank of Taos), First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation.(7)

3.1	Restated Articles of Incorporation of First State Bancorporation.(1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation.(4)

3.3	Amended Bylaws of First State Bancorporation.(8)

4.1	Shareholder Protection Rights Agreement dated October 25, 1996.(3)

10.1	Executive Employment Agreement.(6)

10.2	First State Bancorporation 2003 Equity Incentive Plan.(5)

10.3	Code of Ethics for Executives.(8)

21.1	Subsidiaries of Registrant.(2)

23	Consent of KPMG LLP.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.

(2)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form SB-2, Commission File No. 33-68166, declared effective November 3, 1993.

(3)	Incorporated by reference from First State Bancorporation’s Form 10-QSB for the quarter ended September 30, 1996.

(4)	Incorporated by reference from First State Bancorporation’s 10-KSB for the year ended December 31, 1997.

(5)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003.

(6)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001.

(7)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on May 31, 2002.

(8)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003.

(b) Reports on Form 8-K.

On October 22, 2003, we filed a current report on Form 8-K announcing our third quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST STATE BANCORPORATION
	By:	Michael R. Stanford
Michael R. Stanford, President and
Dated: March 12, 2004		Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date
Michael R. Stanford Michael R. Stanford	President and Chief Executive Officer and a Director (Principal Executive Officer)	March 12, 2004 March 12, 2004

H. Patrick Dee H. Patrick Dee	Executive Vice President, Secretary, Treasurer and a Director	March 12, 2004 March 12, 2004

Christopher C. Spencer Christopher C. Spencer	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	March 12, 2004 March 12, 2004

Leonard J. DeLayo, Jr. Leonard J. DeLayo, Jr.	Director	March 12, 2004 March 12, 2004

Bradford M. Johnson Bradford M. Johnson	Director	March 12, 2004 March 12, 2004

Douglas M. Smith, M.D. Douglas M. Smith, M.D.	Director	March 12, 2004 March 12, 2004

Herman N. Wisenteiner Herman N. Wisenteiner	Director	March 12, 2004 March 12, 2004

Nedra Matteucci Nedra Matteucci	Director	March 12, 2004 March 12, 2004

Lowell A. Hare Lowell A. Hare	Director	March 12, 2004 March 12, 2004

A.J. (Jim) Wells A.J. (Jim) Wells	Director	March 12, 2004 March 12, 2004

FIRST STATE BANCORPORATION AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL HIGHLIGHTS
Years ended December 31,
2003	2002	2001	2000	1999
(Dollars in thousands, except per share data)
Statement of Operations Data:
Interest income	$83,713	$59,846	$53,630	$50,739	$42,250
Interest expense	22,629	18,384	20,478	20,198	14,686

Net interest income	61,084	41,462	33,152	30,541	27,564
Provision for loan and lease losses	(5,543)	(2,589)	(2,386)	(2,475)	(3,075)

Net interest income after provision for loan and lease losses	55,541	38,873	30,766	28,066	24,489
Non-interest income	14,521	12,698	9,414	7,782	5,874
Non-interest expenses	47,242	35,982	27,517	24,767	22,312

Income before income taxes	22,820	15,589	12,663	11,081	8,051
Income tax expense	7,969	5,631	4,521	3,849	2,845

Net income	$14,851	$9,958	$8,142	$7,232	$5,206

Per Share Data:
Net income per diluted share	$1.95	$1.66	$1.61	$1.45	$1.01
Book value	17.42	16.03	11.94	10.49	9.03
Tangible book value	11.63	9.98	11.87	10.39	9.18
Dividends paid	0.43	0.39	0.34	0.27	0.23
Market price end of period	34.75	24.80	21.30	13.98	13.75
Weighted average diluted common shares outstanding	7,598,449	5,997,601	5,049,349	4,996,992	5,142,543

Average Balance Sheet Data:
Total assets	$1,466,715	$998,165	$718,178	$598,365	$534,770
Loans and leases	1,110,741	692,283	497,485	425,507	387,878
Investment securities	204,624	188,628	150,118	120,601	102,281
Interest-bearing deposits with banks	5,216	16,785	18,756	6,173	150
Federal funds sold	10,247	22,682	5,722	5,129	3,455
Deposits	1,137,698	805,417	585,063	484,128	431,392
Stockholders’ equity	126,328	82,053	55,623	47,475	44,446

Performance Ratios:
Return on average assets	1.01%	1.00%	1.13%	1.21%	0.97%
Return on average common equity	11.76%	12.14%	14.64%	15.23%	11.71%
Net interest margin	4.59%	4.50%	4.93%	5.48%	5.58%
Efficiency ratio	62.49%	66.44%	64.65%	64.63%	66.72%
Earnings to fixed charges:
Including interest on deposits	2.01	x	1.85	x	1.62	x	1.55	x	1.55	x
Excluding interest on deposits	6.83	x	8.08	x	6.51	x	4.21	x	4.54	x

Asset Quality Ratios:
Nonperforming assets to total loans, leases, and other real estate owned	1.14%	1.17%	0.50%	0.86%	1.10%
Net charge-offs to average loans and leases.	0.29%	0.16%	0.30%	0.37%	0.40%
Allowance for loan and lease losses to total loans	1.15%	1.16%	1.31%	1.37%	1.26%
Allowance for loan and lease losses to nonperforming loans	113%	108%	290%	325%	192%

Capital Ratios:
Leverage ratio	7.93%	7.82%	7.76%	7.72%	7.86%
Average stockholders’ equity to average total assets	8.61%	8.22%	7.75%	7.93%	8.31%
Tier I risk-based capital ratio	9.52%	10.42%	10.59%	10.15%	9.53%
Total risk-based capital ratio	10.64%	11.59%	11.61%	11.36%	10.55%

	SELECTED QUARTERLY FINANCIAL DATA
	(unaudited)
	2003
	Fourth Qtr	Third Qtr	Second Qtr	First Qtr
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Interest income	$21,848	$21,137	$20,721	$20,007
Interest expense	5,573	5,498	5,690	5,868

Net interest income	16,275	15,639	15,031	14,139
Provision for loan losses	(1,580)	(1,645)	(1,271)	(1,047)

Net interest income after provision for loan losses	14,695	13,994	13,760	13,092
Non-interest income	3,220	3,736	4,000	3,565
Non-interest expenses	12,356	12,060	11,714	11,112
Income tax expense	1,938	1,637	2,315	2,079

Net income	$3,621	$4,033	$3,731	$3,466

Net interest margin	4.54%	4.61%	4.66%	4.55%

Per Share Data:
Net income per diluted share	$0.47	$0.53	$0.49	$0.46
Book value	17.42	17.15	16.84	16.40
Tangible book value	11.63	11.32	10.94	10.46
Dividends paid	0.11	0.11	0.11	0.10
Weighted average diluted common shares outstanding.	7,663,780	7,619,755	7,565,276	7,539,776

	2002
	Fourth Qtr	Third Qtr	Second Qtr	First Qtr
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Interest income	$20,802	$13,404	$12,968	$12,672
Interest expense	6,478	4,202	3,787	3,917

Net interest income	14,324	9,202	9,181	8,755
Provision for loan losses	(932)	(469)	(519)	(669)

Net interest income after provision for loan losses	13,392	8,733	8,662	8,086
Non-interest income	3,564	3,264	3,012	2,857
Non-interest expenses	11,811	8,552	8,042	7,577
Income tax expense	1,804	1,159	1,388	1,279

Net income	$3,341	$2,286	$2,244	$2,087

Net interest margin	4.56%	4.15%	4.68%	4.63%

Per Share Data:
Net income per diluted share	$0.44	$0.36	$0.44	$0.41
Book value	16.03	15.74	12.66	12.11
Tangible book value	9.98	15.69	12.58	12.04
Dividends paid	0.10	0.10	0.10	0.09
Weighted average diluted common shares outstanding.	7,515,590	6,277,164	5,092,180	5,073,987

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF
OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

Basis of Presentation

     The following represents management’s discussion and analysis of First State Bancorporation’s consolidated financial condition as of December 31, 2003 and 2002, and our results of consolidated operations for the years ended December 31, 2003, 2002, and 2001. This discussion should be read in conjunction with the consolidated financial statements and related footnotes and the five-year summary of selected financial data.

Overview and Outlook

     For the year ended December 31, 2003, we reported net income of $14.9 million, or $1.95 per diluted share in 2003, an increase of 49.1% over prior year earnings. Net income for 2002 was $10.0 million, or $1.66 per diluted share. Earnings growth in 2003 was driven primarily by the increase in net interest income combined with a fairly stable net interest margin.

Highlights for 2003 are as follows:

•	We benefited for the entire year from the acquisition of First Community Industrial Bank (“First Community”) in late 2002.

•	Strong loan demand throughout our system resulted in total loans growing at a 21.1% rate in 2003. The allowance for loan losses as a percentage of total loans ended the year at 1.15% and loans charged-off as a percentage of total loans was a modest 0.29%.

•	Total deposits grew 10.8% during the year which included an $81 million increase (42.6%) in non-interest-bearing deposits.

•	Mortgage loans originated by us were a record $213 million in response to an increase in refinancing activity, as long-term interest rates fell to 40-year lows in 2003.

•	Two of the six First Community branches in Colorado were relocated or renovated to better serve our customers, the three Utah branches of First Community were consolidated into one branch in Salt Lake City to provide operating efficiencies, and two new branches were added in Santa Fe and Albuquerque, New Mexico as a result of continued growth in those markets. During 2003, we also established a new 50,000 square foot operations center.

•	Our efficiency ratio decreased to 62.49% in 2003 from 66.44% in the prior year in spite of significant increases in non-interest expenses resulting from investments in new personnel and facilities. The decrease was driven primarily by the growth in total loans during 2003 and the resulting increase in interest income.

     Assuming the economy remains stable and the yield curve remains relatively unchanged in 2004, management expects modest balance sheet growth and strong loan demand. Based on this outlook, we are currently projecting results for 2004 in the range of $2.05 — $2.15 per diluted share.

Business Combination

     We completed the acquisition and merger of First Community on October 1, 2002 for approximately $67 million. We financed this acquisition through a public offering of our common stock in August 2002, which netted approximately $51 million, and through the issuance of approximately $25 million in trust preferred securities in June of 2002. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of First Community were recorded at their respective fair values on October 1, 2002. First State acquired approximately $343 million in loans and approximately $242 million in deposits, and recognized goodwill of approximately $43 million related to the transaction. The First Community account balances acquired on October 1, 2002 and the results of operations since October 1, 2002 are included in our results.

Critical Accounting Estimates and Judgments

Allowance for loan loss

     Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain an adequate allowance. Estimating the allowance is a critical accounting policy. Management uses a systematic methodology with subjective elements that require material estimates which are subject to revision as facts and circumstances warrant. In assessing the adequacy of the allowance, management reviews the size, quality, and risks of loans in the portfolio, and considers factors such as specific known risks, past experience, the status and amount of nonperforming assets, and economic conditions. A specific percentage is allocated to total loans in good standing and not specifically allowed for, while additional amounts are added for individual loans considered to have specific loss potential. Loans identified as losses are charged off. Based on total allocations, the provision is recorded to maintain the allowance at a level deemed appropriate by management based on probable losses in the loan portfolio.

Goodwill

     The excess of cost over fair value of the net assets of acquired banks is recorded as goodwill. Prior to 2002, goodwill was amortized over its estimated useful life on a straight-line basis and the recoverability of goodwill assessed by determining whether the amortization can be recovered through projected undiscounted future results of operations. Beginning in 2002, goodwill is no longer amortized. We test goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We completed our annual goodwill impairment tests during the fourth quarter in 2003 and 2002, and found no impairment.

Recent Accounting Pronouncements and Developments

     Note 1 to the consolidated financial statements discusses new accounting policies we adopted during 2003 and the expected impact of accounting policies recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect our financial condition, results of operations or liquidity, the impact is discussed elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements.

Results of Operations

Earnings Performance

     An analysis of the major components of net income in 2003, 2002 and 2001 is presented below. Additional data on our performance during the past five years appear in “Financial Highlights”.

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Interest Income	$83,713	$59,846	$53,630
Interest expense	22,629	18,384	20,478

Net interest income	61,084	41,462	33,152
Provision for loan losses	(5,543)	(2,589)	(2,386)
Non-interest income	14,521	12,698	9,414
Non-interest expense	47,242	35,982	27,517
Income tax expense	7,969	5,631	4,521

Net income	$14,851	$9,958	$8,142

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

     During the years ended December 31, our net interest income increased by $19.6 million to $61.1 million or 47.3% in 2003 from $41.5 million in 2002, which was an increase of $8.3 million or 25.1% from $33.2 million in 2001. These increases were due to a $418.5 million or 60.5% increase in average loans to $1.111 billion in 2003 from $692 million in 2002, and a $194.8 million or 39.2% increase from $497 million in 2001. A significant factor in the increase in average loans in 2003 was due to the $343 million of loans acquired on October 1, 2002, in the First Community acquisition. In addition, we experienced growth in the loan portfolio as a result of our efforts to increase market share by taking advantage of market dislocations caused by the acquisition of local competitors and growth in the economy of our market areas. The increase was offset by a decrease in yield on loans to 6.8% in 2003 from 7.3% in 2002 and 9.0% in 2001. This decrease was a direct result of the Federal Reserve Bank cutting rates, which has a like effect on the prime rate to which a significant portion of our loans are tied.

     During 2003, the cost of interest-bearing liabilities decreased to 2.04% from 2.44% in 2002 and 3.76% in 2001 as a result of decreasing interest rates precipitated by the Federal Reserve Bank’s rate cuts.

     During 2001, a significant competitor in our New Mexico market area was acquired by another institution in the market requiring the purchaser to divest of significant deposits to another institution owned by an out-of-state company. We geared many of our activities, including marketing efforts, to capturing market share disrupted by this acquisition. Management believes that a significant amount of its deposit growth in 2001 was a result of this transaction and our efforts to capitalize on it. While management believes that we will continue to increase our market share as a result of this acquisition, we do not expect our market share growth from this acquisition to continue at the same rate as that experienced in 2002 and 2001.

     The decline in interest rates in 2001, 2002, and 2003 had the impact of compressing our net interest margin because of our asset sensitive position. If the decline in rates were to halt, this compression should be abated and any increase in rates by the Federal Reserve would be expected to have the effect of increasing our net interest margin. The decline in rates also had the effect of stimulating demand for one- to four-family residential real estate. That increased demand contributed to the growth in real estate construction loans and originations of mortgage loans available for sale. With interest rates at historically low levels, management expects that increases in rates will occur that will slow the pace of demand for one- to four-family residential real estate, which would have the effect of reducing the rate of growth in construction loans and mortgage loans originated for sale.

     Our net interest margin was 4.59% in 2003, compared in 4.50% in 2002 and 4.93% in 2001. The decrease in the margin from 2001 to 2002 was due to the Federal Reserve Bank rate cuts which has the effect of reducing interest income faster than interest expense given the asset sensitive position of our balance sheet and the significant liquidity maintained in the third quarter of 2002 prior to the acquisition of First Community. The net margin rose from 2002 to 2003 in spite of a Federal Reserve Bank rate cut in the second quarter due to the 2002 margin having been compressed abnormally by the liquidity maintained prior to the acquisition, the 42.6% growth in non-interest-bearing deposits in 2003, and the run off of higher yielding certificates of deposit in the First Community branches. In addition, the 2003 margin benefited from an increased level of short-term borrowings from the Federal Home Loan Bank at an average rate less than the average cost of deposits. The net interest margin includes a reclassification reducing fees associated with originating loans and reducing non-interest expenses. The reclassification represents direct costs incurred to originate successful loans.

     Management believes that any additional interest rate cuts by the Federal Reserve Bank would reduce our net interest margin. The extent of any reduction in net interest margin will depend on the amount and timing of any further Federal Reserve Bank reductions and our ability to manage the cost of interest-bearing liabilities given our competitive position in the markets we serve.

     The following tables set forth, for the periods indicated, information with respect to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense from interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin, and the ratio of average interest-earning assets to average interest-bearing liabilities. No tax equivalent adjustments were made and all average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Years ended December 31,
	2003			2002			2001
		Interest	Average		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or	Average	Income or	Yield or
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
Assets
Loans and leases:
Commercial	$115,872	$6,995	6.04%	$91,710	$6,142	6.70%	$83,486	$7,105	8.51%
Real estate — mortgage	842,845	57,541	6.83	467,340	33,932	7.26	303,614	27,227	8.97
Real estate — construction	106,205	7,273	6.85	97,486	6,847	7.02	78,761	7,035	8.93
Consumer	32,673	3,219	9.85	28,435	2,947	10.36	25,077	2,752	10.97
Mortgage	12,564	706	5.62	6,728	452	6.72	5,992	446	7.44
Other	582	—	—	584	—	—	555	—	—

Total loans and leases	1,110,741	75,734	6.82%	692,283	50,320	7.27%	497,485	44,565	8.96%
Allowance for loan and lease losses	(13,008)			(8,900)			(6,924)
Securities:
U.S. government and mortgage-backed	190,580	7,327	3.84	182,187	8,656	4.75	144,040	7,988	5.55
States and political subdivisions:
Nontaxable	4,478	181	4.04	3,319	148	4.47	3,826	175	4.57
Taxable	488	9	1.84	132	2	1.89	—	—	—
Other	9,078	286	3.15	2,990	100	3.34	2,252	104	4.62

Total securities	204,624	7,803	3.81%	188,628	8,906	4.72%	150,118	8,267	5.51%
Interest-bearing deposits with other banks	5,216	63	1.21	16,785	261	1.55	18,756	628	3.35
Federal funds sold	10,247	113	1.10	22,682	359	1.58	5,722	170	2.97

Total interest-earning assets	1,330,828	83,713	6.29%	920,378	59,846	6.50%	672,081	53,630	7.98%
Non-interest-earning assets:
Cash and due from banks	47,667			36,734			25,849
Other	101,228			49,953			27,172

Total non-interest-earning assets	148,895			86,687			53,021

Total assets	$1,466,715			$998,165			$718,178

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$199,890	$907	0.45%	$165,716	$1,260	0.76%	$115,773	$1,564	1.35%
Certificates of deposit < $100,000	270,101	7,840	2.90	165,482	5,977	3.61	117,985	6,469	5.48
Certificates of deposit > $100,000	238,750	7,429	3.11	181,307	6,852	3.78	146,191	7,775	5.32
Money market savings accounts	145,910	2,043	1.40	84,729	1,489	1.76	51,737	1,466	2.83
Regular savings accounts	58,367	493	0.84	48,964	605	1.23	39,975	906	2.27

Total interest-bearing deposits	913,018	18,712	2.05%	646,198	16,183	2.50%	471,661	18,180	3.85%
Federal funds purchased and securities sold under agreements to repurchase	61,109	302	0.49	65,467	585	0.89	71,997	2,153	2.99
Short-term FHLB borrowings	34,308	459	1.34	5,027	104	2.07	115	7	6.09
Other borrowings	69,696	1,610	2.31	16,225	421	2.59	1,075	101	9.40
Trust preferred securities	32,500	1,546	4.76	20,443	1,091	5.34	296	37	12.50

Total interest-bearing liabilities	1,110,631	22,629	2.04%	753,360	18,384	2.44%	545,144	20,478	3.76%
Non-interest-bearing demand accounts	224,680			159,219			113,402
Other non-interest-bearing liabilities	5,076			3,533			4,009

Total liabilities	1,340,387			916,112			662,555
Stockholders’ equity	126,328			82,053			55,623

Total liabilities and stockholders’ equity	$1,466,715			$998,165			$718,178

Net interest income		$61,084			$41,462			$33,152

Net interest spread			4.25%			4.06%			4.22%
Net interest margin			4.59%			4.50%			4.93%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.83%			122.17%			123.29%

     Loan fees of $4.7 million, $2.5 million, and $1.8 million are included in interest income for the years ended December 31, 2003, 2002, and 2001, respectively.

     The following table illustrates the changes in our net interest income due to changes in volume and changes in interest rate. Changes attributable to the combined effect of volume and interest rates have been included in the changes due to volume.

	Year ended December 31,
	2003 vs. 2002			2002 vs. 2001
	increase (decrease)			increase (decrease)
	due to changes in			due to changes in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets
Loans and leases:
Commercial	$1,618	$(765)	$853	$700	$(1,663)	$(963)
Real estate-mortgage	27,264	(3,655)	23,609	14,682	(7,977)	6,705
Real estate-construction	612	(186)	426	1,673	(1,861)	(188)
Consumer	439	(167)	272	369	(174)	195
Mortgage	392	(138)	254	55	(49)	6

Total loans and leases	30,325	(4,911)	25,414	17,479	(11,724)	5,755
Securities:
U.S. government	399	(1,728)	(1,329)	2,116	(1,448)	668
States and political subdivisions:
Non-taxable	52	(19)	33	(23)	(4)	(27)
Taxable	7	—	7	2	—	2
Other	204	(18)	186	34	(38)	(4)

Total securities	662	(1,765)	(1,103)	2,129	(1,490)	639
Interest-bearing deposits with other banks	(180)	(18)	(198)	(66)	(301)	(367)
Federal funds sold	(196)	(50)	(246)	504	(315)	189

Total interest-earning assets	30,611	(6,744)	23,867	20,046	(13,830)	6,216

Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	260	(613)	(353)	675	(979)	(304)
Certificates of deposit < $100,000	3,779	(1,916)	1,863	2,604	(3,096)	(492)
Certificates of deposit > $100,000	2,171	(1,594)	577	1,868	(2,791)	(923)
Money market savings accounts	1,075	(521)	554	935	(912)	23
Regular savings accounts	116	(228)	(112)	204	(505)	(301)

Total interest-bearing deposits	7,401	(4,872)	2,529	6,286	(8,283)	(1,997)
Federal funds purchased and securities sold under agreements to repurchase	(39)	(244)	(283)	(195)	(1,373)	(1,568)
Short-term FHLB borrowings	606	(251)	355	299	(202)	97
Other borrowings	1,387	(198)	1,189	1,423	(1,103)	320
Trust preferred securities	643	(188)	455	2,518	(1,464)	1,054

Total interest-bearing liabilities	9,998	(5,753)	4,245	10,331	(12,425)	(2,094)

Total increase (decrease) in net interest income	$20,613	$(991)	$19,622	$9,715	$(1,405)	$8,310

Non-interest Income

     An analysis of the components of non-interest income is presented in the table below:

	Year Ended December 31			$ Change		% Change
	2003	2002	2001	2003-2002	2002-2001	2003-2002	2002-2001
	(Dollars in thousands)
Service charges on deposit accounts	$4,225	$3,439	$2,916	$786	$523	23%	18%
Credit card transaction fees	3,938	4,195	3,209	(257)	986	(6)	31
Gain on sale of mortgage loans	3,493	2,768	1,815	725	953	26	53
Other	2,865	2,296	1,474	569	822	25	56

Total non-interest income	$14,521	$12,698	$9,414	$1,823	$3,284	14%	35%

     The increases in service charges on deposit accounts are directly related to the increases in total deposits from 2001 to 2003. The increase in 2003 was also driven by the 43% increase in non-interest-bearing deposits over 2002.

     Credit card transaction volumes decreased in 2003 from 2002 levels resulting in lower fee income.

     We originated a record $213 million in mortgage loans during 2003 as a result of refinancing activity driven by a 40-year low in mortgage loan interest rates. We generally attempt to sell all mortgage loans that we originate in the secondary market. The refinancing activity peaked in the second quarter of 2003 and dropped off dramatically in the third and fourth quarters. We expect new originations to increase in 2004 from the levels in the last half of 2003 due to a new emphasis on mortgage lending in the Colorado markets; however, they may not return to the overall level experienced in 2003.

Non-interest Expense

     An analysis of the components of non-interest expense is presented in the table below:

	Year Ended December 31			$ Change		% Change
	2003	2002	2001	2003-2002	2002-2001	2003-2002	2002-2001
	(Dollars in thousands)
Salaries and employee benefits	$20,570	$15,421	$11,559	$5,149	$3,862	33%	33%
Occupancy	6,267	4,353	3,445	1,914	908	44	26
Data processing	2,412	2,011	1,369	401	642	20	47
Credit card interchange	1,637	2,004	1,650	(367)	354	(18)	21
Equipment	3,697	2,781	2,113	916	668	33	32
Legal, accounting, and consulting	1,128	816	583	312	233	38	40
Marketing	2,190	2,109	1,496	81	613	4	41
Telephone	1,534	887	706	647	181	73	26
Delivery	1,007	432	306	575	126	133	41
Other	6,800	5,168	4,290	1,632	878	32	20

Total non-interest expense.	$47,242	$35,982	$27,517	$11,260	$8,465	31%	31%

     The increases in non-interest expenses are due to our overall growth and a full year of impact of the First Community acquisition in 2002. The increase in 2003 in salaries and employee benefits includes additional personnel hired in Colorado to support our focus on commercial business customers and higher commissions related to the increased mortgage loan production during the year.

     Occupancy and equipment expense increased in 2003 over and above the full year impact from First Community as a result of implementing a strategy to relocate and/or renovate the First Community branch facilities and the addition of three new facilities in New Mexico. The Colorado Springs, Colorado branch was relocated in May 2003, and the Longmont, Colorado branch was remodeled in October 2003. New branches were added in Santa Fe, and Albuquerque, New Mexico in March and July 2003 in addition to a new operations building in Albuquerque, New Mexico in September 2003. At December 31, 2003, construction was in progress to relocate and/or remodel three of the remaining branches in Colorado and a second new branch in Santa Fe, New Mexico. These projects are expected to be completed in the second quarter of 2004. A new building has been acquired in Salt Lake City for the relocation of that branch with a planned completion date in the second quarter of 2004.

Income Tax Expense.

     Income tax expense increased to $8.0 million in 2003, from $5.6 million in 2002 and $4.5 million in 2001. The effective tax rate, computed by dividing income tax expense by income before taxes, was 34.9% in 2003, compared to 36.1% in 2002 and 35.7% in 2001. The effective tax rate is lower than the statutory tax rate primarily due to bank owned life insurance and tax-exempt interest income. The effective tax rate in 2003 also benefited from an increase in the rate at which net deferred taxes are expected to be realized. Management anticipates that our effective tax rate will be approximately 37% in 2004.

Return on Equity and Assets

     The following table shows the return on average assets, return on average equity, dividend payout ratio, and ratio of average equity to average assets for the periods indicated.

	For the years ended December 31,
	2003	2002	2001
Return on average assets	1.01%	1.00%	1.13%
Return on average equity	11.76	12.14	14.64
Dividend payout ratio	21.62	21.61	20.47
Average equity to average assets	8.61	8.22	7.75

Financial Condition

Summary of Changes in Investments, Loans, Deposits, and Borrowings

     The following table summarizes the change in our investment, loan, deposit, and borrowing balances compared to the previous year:

	Year Ended December 31			$ Change		% Change
	2003	2002	2001	2003-2002	2002-2001	2003-2002	2002-2001
	(Dollars in thousands)
Investments	$235,120	$194,094	$187,422	$41,026	$6,672	21%	4%
Loans	1,231,485	1,017,025	548,722	214,460	468,303	21	85
Deposits	1,195,875	1,079,684	685,022	116,191	394,662	11	58
Borrowings	249,322	113,174	8,781	136,148	104,393	120	1,189

Asset/Liability Management

     Our results of operations depend substantially on our net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions and by competition in the marketplace.

     The purpose of asset/liability management is to provide stable net interest income growth by protecting our earnings from undue interest rate risk. Exposure to interest rate risk arises from volatile interest rates and changes in the balance sheet mix. Our policy is to maintain an asset/liability management policy that provides guidelines for controlling exposure to interest rate risk. Our policy is to control the exposure of our earnings to changing interest rates by generally maintaining a position within a narrow range around an “earnings neutral position,” which is defined as the mix of assets and liabilities that generates a net interest margin that is least affected by interest rate changes.

     The interest rate sensitivity (“GAP”) is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A GAP is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A GAP is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative GAP would tend to adversely affect net interest income, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely. While the interest rate sensitivity GAP is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

     To effectively measure and manage interest rate risk, we use GAP analysis and simulation analysis to determine the impact on net interest income under various interest rate scenarios, balance sheet trends, and strategies. From these analyses, interest rate risk is quantified and appropriate strategies are developed and implemented. Additionally, duration and market value sensitivity measures are utilized when they provide added value to the overall interest rate risk management process. The overall interest rate risk position and strategies are reviewed by management and the bank’s Board of Directors on an ongoing basis.

     As of December 31, 2003, our cumulative interest rate GAP for the period up to three months was a positive $277.4 million and for the period up to one year was a positive $290.6 million. Based solely on our interest rate GAP of twelve months or less, our net income could be unfavorably impacted by a decrease in interest rates or favorably impacted by an increase in interest rates.

     During 2003, we experienced a modest increase in deposits as a result of our strategy to capture market. However, our loan growth significantly exceeded our deposit growth and as a result, our loan to deposit ratio increased to 103% at December 31, 2003, from 94% at December 31, 2002, during a period of declining interest rates. Management intends to maintain or slightly reduce the current loan to deposit ratio, which should keep our exposure to declining interest rates at a minimum.

     The following table sets forth the estimated maturity or repricing, and the resulting interest rate GAP of our interest-earning assets and interest-bearing liabilities at December 31, 2003. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with accounting principles generally accepted in the United States of America. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

		Three
	Less than	months to
	three	less than	One to five	Over five
	months	one year	years	years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$36,878	$63,980	$87,166	$47,096	$235,120
Interest-bearing deposits with other banks	33,524	—	—	—	33,524
Loans:
Commercial	114,869	21,982	22,098	1,801	160,750
Real estate	531,601	199,579	271,079	37,740	1,039,999
Consumer	9,998	6,632	13,305	801	30,736

Total interest-earning assets	726,870	292,173	393,648	87,438	1,500,129

Interest-bearing liabilities:
Savings and NOW accounts	138,818	—	—	281,842	420,660
Certificates of deposit of $100,000 or more	63,007	118,014	84,351	1,884	267,256
Other time accounts	60,536	97,978	77,936	1,940	238,390
Other interest-bearing liabilities	187,155	62,907	62,946	—	313,008

Total interest-bearing liabilities	449,516	278,899	225,233	285,666	1,239,314

Interest rate GAP	$277,354	$13,274	$168,415	$(198,228)	$260,815

Cumulative interest rate GAP at December 31, 2003	$277,354	$290,628	$459,043	$260,815

Cumulative GAP ratio at December 31, 2003	1.62	1.40	1.48	1.21

     The following table presents an analysis of the sensitivity inherent in our net interest income and market value of portfolio equity (market value of assets, less the market value of liabilities). The interest rate scenarios presented in the table include interest rates at December 31, 2003, and as adjusted by instantaneous parallel rate changes upward and downward of up to 200 basis points. Each rate scenario reflects unique prepayment and repricing assumptions.

     Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates. This analysis is based on the earlier of repricing or contractual final maturity of our assets and liabilities at December 31, 2003.

Change in Interest Rates	Net Interest Income	Market Value of Portfolio Equity
+200	1%	(23)%
+100	-%	(13)%
0	(2)%	6%
-100	(2)%	33%
-200	(3)%	68%

Investment Portfolio

     The following table provides the carrying value of our investment portfolio at each of the dates indicated. At December 31, 2003, the market value exceeded the carrying value by approximately $245,000 and at December 31, 2002, the market value exceeded the carrying value by approximately $2.3 million. We do not own a 10 percent or greater position in any single issuer.

	As of December 31,
	2003	2002	2001
	(Dollars in thousands)
U.S. Treasury securities	$499	$499	$498
U.S. government agency securities	124,625	121,227	161,603
Mortgage-backed securities	85,208	64,139	19,539
Obligations of states and political subdivisions	10,100	3,665	3,503
Other securities	14,688	4,564	2,279

Total investment securities	$235,120	$194,094	$187,422

     The table below provides the carrying values, maturities, and weighted average yield of our investment portfolio as of December 31, 2003.

		Average	Weighted
	Carrying	maturity	average
	value	(years)	yields
	(Dollars in thousands)
U.S. Treasury securities	$499	0.14	0.98%
U.S. government agency securities
One year or less	10,143	0.41	4.22
After one through five years	112,476	4.26	3.59
After five through ten years	2,006	5.22	3.99

Total U.S. government agency securities	124,625	3.96	3.65
Mortgage-backed securities
After one through five years	837	3.19	6.54
After five through ten years	28,906	8.41	4.76
After ten years	55,465	15.95	4.94

Total mortgage-backed securities	85,208	13.26	4.90
Obligations of states and political subdivisions
One year or less	245	0.65	4.82
After one through five years	3,083	3.42	4.08
After five through ten years	4,034	8.44	3.61
After ten years	2,738	13.34	3.89

Total states and political subdivisions securities	10,100	8.05	3.86
Other securities	14,688	—	1.95

Total investment securities	$235,120	7.73	4.00%

The yields shown above have not been computed on a tax equivalent basis for tax exempt obligations.

Loan and Lease Portfolio

     The following table presents the amount of our loans and leases, by category, at the dates indicated.

	As of December 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$160,261	13.0%	$100,813	9.9%	$90,187	16.4%	$82,901	18.0%	$65,702	15.3%
Real estate — commercial	577,835	46.9	422,643	41.6	250,972	45.8	215,934	46.9	181,324	42.3
Real estate — one- to four-family	338,272	27.5	337,241	33.1	70,940	12.9	63,536	13.8	33,520	7.8
Real estate — construction	116,725	9.5	100,458	9.9	98,086	17.9	68,282	14.9	65,844	15.4
Consumer and other	30,736	2.5	35,555	3.5	25,557	4.6	24,451	5.3	20,203	4.7
Mortgage loans available for sale	7,656	0.6	20,315	2.0	12,980	2.4	4,980	1.1	995	0.3
Leases	—	—	—	—	—	—	—	—	61,050	14.2

Total loans and leases	$1,231,485	100.0%	$1,017,025	100.0%	$548,722	100.0%	$460,084	100.0%	$428,638	100.0%

     During the first quarter of 2003, we completed the sale of certain mortgage loans available for sale obtained in the acquisition of First Community in 2002. The sale to unrelated third parties included 227 loans with a carrying value of approximately $8.5 million. In light of the strong loan growth in 2003 and the loan to deposit ratio of 103% at December 31, 2003, management may consider additional loan sales to increase our liquidity position.

     On March 1, 2000, we closed the sale of the assets of our subsidiary bank’s commercial leasing division. The sale resulted in $64.4 million of leases being sold. The gain on the sale was approximately $879,000, net of transaction costs. The proceeds from the sale were used to purchase investment securities, fund loan demand, and reduce short-term borrowings.

     The following table presents the aggregate maturities of loans in each major category of our loan portfolio at December 31, 2003. Actual maturities may differ from the contractual maturities shown as a result of renewals and prepayments.

	Less than	One to five	Over five
	one year	years	years	Total
	(Dollars in thousands)
Fixed-rate loans:
Commercial	$20,742	$18,786	$817	$40,345
Real estate	35,700	43,862	26,103	105,665
Consumer	12,596	13,257	769	26,622
Mortgage loans available for sale	7,656	—	—	7,656

Total fixed-rate loans	76,694	75,905	27,689	180,288

Variable-rate loans:
Commercial	116,109	3,312	495	119,916
Real estate	687,824	227,217	12,126	927,167
Consumer	4,034	48	32	4,114

Total variable-rate loans	807,967	230,577	12,653	1,051,197

Total loans	$884,661	$306,482	$40,342	$1,231,485

Nonperforming Assets

     Nonperforming assets consist of loans and leases past due 90 days or more, non-accrual loans and leases, restructured loans and leases, and other real estate owned. We generally place a loan on non-accrual status and cease accruing interest when loan payment performance is deemed unsatisfactory or we become aware that adverse factors have occurred that create substantial doubt about the collectability of the loan. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received, while a loan is classified as non-accrual, are recorded as a reduction of principal as long as doubt exists as to collection.

     Potential problem assets are defined as loans presently accruing interest, and not contractually past due 90 days or more and not restructured, but about which management has doubt as to the future ability of the borrower to comply with present repayment terms, which may result in the reporting of the loans as nonperforming assets in the future. Management monitors the performance and value of any collateral securing such loans monthly, and in cases where the loan balance exceeds estimated fair value of collateral, a specific portion of the allowance for loan losses is allocated to these loans. At December 31, 2003, $1.2 million of the allowance for loan losses was allocated specifically to such loans.

     The following table sets forth information with respect to these assets at the dates indicated.

	As of December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Loans and leases past due 90 days or more	$13	$721	$3	$6	$84
Non-accrual loans and leases	12,515	10,241	2,480	1,937	2,725

Total nonperforming loans and leases	12,528	10,962	2,483	1,943	2,809
Other real estate owned	1,557	908	272	2,016	1,917

Total nonperforming assets	$14,085	$11,870	$2,755	$3,959	$4,726

Allowance for loan and lease losses	$14,121	$11,838	$7,207	$6,308	$5,387

Potential problem assets	$15,115	$23,286	$13,331	$5,053	$5,133

Ratio of total nonperforming assets to total assets	0.86%	0.86%	0.33%	0.61%	0.83%
Ratio of total nonperforming loans and leases to total loans and leases	1.02%	1.08%	0.45%	0.42%	0.66%
Ratio of allowance for loan and lease losses to total nonperforming loans and leases	113%	108%	290%	325%	192%

     Loans on which the accrual of interest has been discontinued amounted to $12.5 million, $10.2 million, and $2.5 million at December 31, 2003, 2002, and 2001, respectively. If interest on such loans had been accrued, such income would have been approximately $495,000 in 2003, $203,000 in 2002, and $70,000 in 2001. Actual interest income on those loans, which is recorded only when received, amounted to zero in 2003, 2002, and 2001.

Analysis of the Allowance for Loan Losses

     Management uses a systematic methodology, which is applied monthly, to evaluate the amount of allowance for loan losses and the resultant provisions for loan losses it considers adequate to provide for anticipated loan losses. This methodology includes the following elements:

•	A periodic detailed analysis of the loan portfolio

•	A systematic loan grading system

•	A periodic review of the summary of the allowance for loan loss balance

•	Identification of loans to be evaluated on an individual basis for impairment under SFAS No. 114

•	Consideration of internal factors such as our size, organizational structure, loan portfolio structure, loan administration procedures, past due and delinquency trends, and loss experience

•	Consideration of risks inherent in different kinds of lending

•	Consideration of external factors such as local, regional, and national economic factors

•	An overall evaluation of the quality of the underlying collateral, and holding and disposition costs

     The following table sets forth information regarding changes in our allowance for loan and lease losses for the periods indicated.

	As of December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Allowance for loan and lease losses, beginning of period	$11,838	$7,207	$6,308	$5,387	$3,875
Charge-offs:
Commercial and other	445	598	1,034	1,153	1,315
Real estate loans	2,349	358	338	664	256
Consumer loans	766	298	201	112	101
Credit cards	142	174	130	23	129
Leases	—	—	—	104	191

Total charge-offs	3,702	1,428	1,703	2,056	1,992

Recoveries:
Commercial and other	115	121	45	367	255
Real estate loans	141	57	47	27	50
Consumer loans	146	93	100	70	55
Credit cards	40	34	24	36	31
Leases	—	—	—	2	38

Total recoveries	442	305	216	502	429

Net charge-offs	3,260	1,123	1,487	1,554	1,563
Provision for loan and lease losses	5,543	2,589	2,386	2,475	3,075
Allowance related to acquired loans	—	3,165	—	—	—

Allowance for loan and lease losses, end of period	$14,121	$11,838	$7,207	$6,308	$5,387

As a percentage of average total loans and leases:
Net charge-offs	0.29%	0.16%	0.30%	0.37%	0.40%
Provision for loan and lease losses	0.50	0.37	0.48	0.58	0.79
Allowance for loan and lease losses	1.27	1.71	1.45	1.48	1.39
As a percentage of total loans and leases at year-end:
Allowance for loan and lease losses	1.15	1.16	1.31	1.37	1.26
As a multiple of net charge-offs:
Allowance for loan and lease losses	4.33	10.54	4.85	4.06	3.45
Income before income taxes and provision for loan and lease losses	8.70	16.19	10.13	8.72	7.12

     Specific allowances are provided for individual loans and leases where ultimate collection is considered questionable by management after reviewing the current status of loans and leases that are contractually past due and considering the net realizable value of the security and of the loan guarantees, if applicable. The following table sets forth the allowance for loan and lease losses by category, based upon management’s assessment of the risk associated with these categories at the dates indicated, and summarizes the percentage of gross loans and leases in each category as a percentage of total loans and leases.

     Our loan portfolio is concentrated in New Mexico, Colorado, and Utah. A significant portion of our loan portfolio is secured by real estate in those communities. Accordingly, the ultimate collectibility of our loan portfolio is dependent upon the economy and real estate values in those markets.

	As of December 31,
	2003		2002		2001		2000		1999
	(Dollars in thousands)
		Percent of		Percent of		Percent of		Percent of		Percent of
		loans and		loans and		loans and		loans and		loans and
		leases to		leases to		leases to		leases to		leases to
	Amount of	total loans	Amount of	total loans	Amount of	total loans	Amount of	total loans	Amount of	total loans
	allowance	and leases	allowance	and leases	allowance	and leases	allowance	and leases	allowance	and leases
Commercial and unallocated portion	$10,332	13.01%	$10,679	9.91%	$6,376	16.40%	$3,604	18.02%	$3,876	15.30%
Real estate	3,028	84.49	614	86.59	607	79.00	2,586	61.83	710	65.80
Leases	—	—	—	—	—	—	—	14.84	305	14.20
Consumer	761	2.50	545	3.50	224	4.60	118	5.31	496	4.70

Total allowance for loan and lease losses	$14,121	100.00%	$11,838	100.00%	$7,207	100.00%	$6,308	100.00%	$5,387	100.00%

     The provision for loan losses increased to $5.5 million in 2003, from $2.6 million in 2002 and $2.4 million in 2001. The provision in each year was based on management’s judgment concerning the amount of allowance for loan losses necessary after its review of various factors, which we believe affect the credit quality of the loan portfolio. Charge-offs net of recoveries of loans and leases were $3.3 million in 2003, $1.1 million in 2002, and $1.5 million in 2001. The percentage of net charge-offs to average loans was 0.29% in 2003, 0.16% in 2002, and 0.30% in 2001. Management intends to continue to provide for potential loan losses based upon growth in the portfolio, trends in delinquencies, charge-off experience, and local and national economic conditions.

Deposits

     The following table presents the average balances outstanding for each major category of our deposits and weighted average interest rate paid for interest-bearing deposits for the periods indicated.

	Years Ended December 31,
	2003		2002		2001
	(Dollars in thousands)
		Weighted		Weighted		Weighted
		Average		Average		Average
	Average	Interest	Average	Interest	Average	Interest
	Balance	Rate	Balance	Rate	Balance	Rate
Interest-bearing demand accounts	$199,890	0.45%	$165,716	0.76%	$115,773	1.35%
Certificates of deposit	508,851	3.00	346,789	3.70	264,176	5.39
Money market savings accounts	145,910	1.40	84,729	1.76	51,737	2.83
Regular savings accounts	58,367	0.84	48,964	1.23	39,975	2.27
Non-interest-bearing demand accounts	224,680	—	159,219	—	113,402	—

Totals	$1,137,698	2.05%	$805,417	2.50%	$585,063	3.85%

     The following table shows the amount and maturity of certificates of deposit that had balances of $100,000 or more and the percentage of the total for each maturity.

	As of December 31,
	2003		2002		2001
	(Dollars in thousands)
Three months or less	$63,007	23.58%	$52,584	23.75%	$68,615	38.96%
Three through twelve months	118,014	44.16	107,629	48.61	81,535	46.30
Over twelve months	86,235	32.26	61,189	27.64	25,955	14.74

Totals	$267,256	100.00%	$221,402	100.00%	$176,105	100.00%

Securities Sold Under Agreements to Repurchase

     Securities sold under agreements to repurchase totaled approximately $63.7 million, $70.8 million, and $72.3 million at December 31, 2003, 2002, and 2001, respectively. The weighted average interest rate on securities sold under agreements to repurchase was 0.33%, 0.49%, and 1.15% at December 31, 2003, 2002, and 2001, respectively.

Securities sold under agreements to repurchase are summarized as follows:

	Years ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Balance	$63,686	$70,764	$72,258
Weighted average interest rate	0.33%	0.49%	1.15%
Maximum amount outstanding at any month end	$63,686	$70,764	$85,832
Average balance outstanding during the period	$54,368	$65,339	$71,833
Weighted average interest rate during the period	0.41%	0.89%	2.68%

Short-term FHLB Borrowings

     Short-term FHLB borrowings totaled approximately $110 million, $20 million, and zero at December 31, 2003, 2002, and 2001, respectively. The weighted average interest rate on short-term FHLB borrowings was 1.04%, 1.77%, and zero at December 31, 2003, 2002, and 2001, respectively.

Short-term FHLB borrowings are summarized as follows:

	Years ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Balance	$110,000	$20,000	$—
Weighted average interest rate	1.04%	1.77%	—
Maximum amount outstanding at any month end	$110,000	$20,000	—
Average balance outstanding during the period	$34,308	$5,027	$115
Weighted average interest rate during the period	1.34%	2.07%	6.09%

Liquidity and Sources of Funds

     Our primary sources of funds are customer deposits, loan repayments, and borrowings. These funds are used to make loans, acquire investment securities and other assets, and fund continuing operations. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not stable sources of funds. Our deposits increased to $1.196 billion at December 31, 2003, from 1.080 billion at December 31, 2002. Growth in deposits has occurred primarily as a result of our efforts to increase market share by taking advantage of market dislocations caused by the acquisition of local competitors and growth in the economy of our market areas.

     Our net loans increased to $1.217 billion at December 31, 2003 from $1.005 billion as of December 31, 2002. During 2003, real estate loans increased by $172.5 million, commercial loans increased by $59.4 million, consumer loans decreased by $4.8 million, and mortgage loans available for sale decreased by $12.7 million. The increase in loans is due to our successful efforts to increase our market share by taking advantage of market dislocations caused by the acquisition of local competitors and growth in the economy of our market area.

     We maintain an investment securities portfolio made up of U.S. Treasury, U.S. agency, mortgage-backed securities issued by U.S. agencies, municipal bonds, and other securities. These securities may be used as a source of liquidity either through sale of securities available for sale or pledging for qualified deposits, or as collateral for Federal Home Loan Bank borrowings.

     During 2003, our loan growth significantly outpaced the growth in deposits resulting in a significant increase in borrowings from the Federal Home Loan Bank. The repayment of the additional borrowings in 2003 is laddered out to April 2005 and therefore refinancing these borrowings will be subject to prevailing market rates. At December 31, 2003, we had additional borrowing capacity at the Federal Home Loan Bank of $57 million as well as unused Federal Funds lines at other banks of $75 million.

     While management anticipates that we will continue to rely primarily on customer deposits and loan repayments, as well as retained earnings, to provide liquidity, to make loans and to purchase securities, we may also consider secondary sources of liquidity such as the sale of additional blocks of mortgage loans from the acquired First Community portfolio, the issuance of brokered deposits, the issuance of trust preferred securities, or the sale of equity in the capital markets. We believe that our customer deposits provide a strong source of liquidity because of the high percentage of core deposits. Borrowings are used to compensate for reductions in other sources of funds. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets. The sources of such borrowings are federal funds sold, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank.

Contractual Obligations and Commercial Commitments

     The following tables present contractual cash obligations, defined as principal of non-deposit obligations with maturities in excess of one year, and property and equipment operating lease obligations, and commercial commitments, defined as commitments to extend credit as of December 31, 2003. See notes 8, 9, and 13 of the notes to the consolidated financial statements.

	Payments Due by Period
	(Dollars in thousands)
		One Year	One to	Four to Five	After
Contractual Cash Obligations	Total	and Less	Three Years	Years	Five Years
FHLB advances	$215,952	$153,926	$58,137	$3,889	$—
Note Payable	870	44	97	108	621
Operating leases	37,723	4,137	7,667	6,905	19,014
Capital expenditures	5,646	5,646	—	—	—
Trust preferred securities	32,500	—	—	—	32,500

Total contractual cash obligations	$292,691	$163,753	$65,901	$10,902	$52,135

	Amount of Commitment Expiration Per Period
	(Dollars in thousands)
	Unfunded	Less than	One to	Four to Five	After
Commercial Commitments	Commitments	One Year	Three Years	Years	Five Years
Lines of credit	$239,937	$139,584	$50,359	$6,966	$43,028
Standby letters of credit	20,247	16,162	3,678	407	—

Total commercial commitments	$260,184	$155,746	$54,037	$7,373	$43,028

Capital Resources

     Our total stockholders’ equity increased to $132.4 million at December 31, 2003 from $117.5 million at December 31, 2002. Of the $14.9 million increase, $14.9 million was produced by earnings, $2.8 million due to stock issuances related to stock options, restricted stock, the dividend re-investment plan, and the employee benefit plan, $1.8 million was generated from the tax benefit of exercised options, these increases were offset by stock repurchases of $331,000, stock held in the deferred compensation plan of $557,000, $386,000 as a result of the decrease in market value of securities available for sale, and dividend payments of $3.2 million.

     Management currently intends to continue to retain a major portion of our earnings to support anticipated growth. As of December 31, 2003, we were considered well capitalized based on the regulatory capital requirements as further disclosed in note 11 to the consolidated financial statements.

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

     Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general price levels.

Forward-Looking Statements

Certain statements in this Form 10-K are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The discussions regarding our growth strategy, competition, loan and deposit growth, timing of new branch openings, expansion opportunities, and response to consolidation in the banking industry include forward-looking statements. Other forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “approximately,” “intend,” “plan,” “estimate,” or “anticipate” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statement. Some factors include changes in interest rates, local business conditions, government regulations, loss of key personnel or inability to hire suitable personnel, faster or slower that anticipated growth, economic conditions, our competitors’ responses to our marketing strategy or new competitive conditions, and competition in the geographic and business areas in which we conduct our operations. We are not undertaking any obligation to update these risks to reflect events or circumstances after the date of this report to reflect the occurrence of unanticipated events.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
First State Bancorporation:

     We have audited the accompanying consolidated balance sheets of First State Bancorporation and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First State Bancorporation and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(e) to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

      KPMG LLP

Albuquerque, New Mexico
January 19, 2004

FIRST STATE BANCORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	As of December 31,
	2003	2002
ASSETS
Cash and due from banks (note 3)	$52,626	$51,902
Interest-bearing deposits with other banks	33,524	22,828
Federal funds sold	—	14,141

Total cash and cash equivalents	86,150	88,871

Investment securities (note 4):
Available for sale (at market, amortized cost of $135,005 and $120,617 at December 31, 2003 and 2002)	135,530	121,711
Held to maturity (at amortized cost, market of $85,147 and $70,127 at December 31, 2003 and 2002)	84,902	67,819
Federal Home Loan Bank stock and Federal Reserve Bank stock at cost	14,688	4,564

Total investment securities	235,120	194,094

Mortgage loans available for sale (note 5)	7,656	20,315
Loans held for investment net of unearned interest (note 5)	1,223,829	996,710
Less allowance for loan losses (note 5)	(14,121)	(11,838)

Net loans	1,217,364	1,005,187

Premises and equipment, net (note 6)	22,993	16,503
Accrued interest receivable	5,582	5,384
Other real estate owned	1,557	908
Goodwill (note 2)	43,223	43,412
Cash surrender value of bank owned life insurance	19,111	18,153
Deferred tax asset, net (note 10)	3,479	3,373
Other assets, net	12,160	10,985

Total assets	$1,646,739	$1,386,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits (note 7):
Non-interest-bearing	$269,569	$189,063
Interest-bearing	926,306	890,621

Total deposits	1,195,875	1,079,684

Securities sold under agreements to repurchase (note 8)	63,686	70,764
Borrowings (note 8)	249,322	113,174
Other liabilities	5,415	5,780

Total liabilities	1,514,298	1,269,402

Stockholders’ equity (note 11):
Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized; issued, 8,013,072 and 7,704,884; outstanding, 7,604,992 and 7,327,834 at December 31, 2003 and 2002, respectively	87,304	82,294
Treasury stock, at cost (408,080 shares at December 31, 2003 and 377,050 shares at December 31, 2002)	(6,335)	(5,447)
Retained earnings	51,539	39,899
Unearned compensation	(403)	—
Accumulated other comprehensive income - Unrealized gain on investment securities, net of tax (notes 4 and 10)	336	722

Total stockholders’ equity	132,441	117,468

Commitments and contingencies (notes 9, 12, and 13)	—	—

Total liabilities and stockholders’ equity	$1,646,739	$1,386,870

See accompanying notes to consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Years ended December 31,
	2003	2002	2001
Interest income:
Interest and fees on loans	$75,734	$50,320	$44,565
Interest on marketable securities:
Taxable	7,622	8,758	8,092
Nontaxable	181	148	175
Federal funds sold	113	359	170
Interest-bearing deposits other banks	63	261	628

Total interest income	83,713	59,846	53,630

Interest expense:
Deposits	18,712	16,183	18,181
Short-term borrowings (note 8)	761	689	2,160
Long-term debt (note 8)	3,156	1,512	137

Total interest expense	22,629	18,384	20,478

Net interest income	61,084	41,462	33,152
Provision for loan losses (note 5)	(5,543)	(2,589)	(2,386)

Net interest income after provision for loan losses	55,541	38,873	30,766
Non-interest income:
Service charges on deposit accounts	4,225	3,439	2,916
Other banking service fees	1,116	1,083	489
Credit card transaction fees	3,938	4,195	3,209
Gain (loss) on sale or call of investment securities	46	(8)	48
Check imprint income	590	529	502
Gain on sale of mortgage loans	3,493	2,768	1,815
Other	1,113	692	435

Total non-interest income	14,521	12,698	9,414

Non-interest expenses:
Salaries and employee benefits (notes 11 and 12)	20,570	15,421	11,559
Occupancy	6,267	4,353	3,445
Data processing	2,412	2,011	1,369
Credit card interchange	1,637	2,004	1,650
Equipment	3,697	2,781	2,113
Legal, accounting, and consulting	1,128	816	583
Marketing	2,190	2,109	1,496
Telephone expense	1,534	887	706
Supplies	744	755	588
Delivery expenses	1,007	432	306
Other real estate owned	354	132	286
FDIC insurance premiums	173	129	101
Amortization of intangibles	114	53	104
Check imprint expense	528	495	449
Other	4,887	3,604	2,762

Total non-interest expenses	47,242	35,982	27,517

Income before income taxes	22,820	15,589	12,663
Income tax expense (note 10)	7,969	5,631	4,521

Net income	$14,851	$9,958	$8,142

Earnings per share (note 1):
Basic earnings per share	$1.99	$1.72	$1.66

Diluted earnings per share	$1.95	$1.66	$1.61

See accompanying notes to consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years ended December 31,
	2003	2002	2001
Net income	$14,851	$9,958	$8,142
Other comprehensive (loss) income, net of tax — unrealized holding (losses) gains on securities available for sale arising during period	(357)	25	741
Reclassification adjustment for (gains) losses included in net income	(29)	6	(48)

Total comprehensive income	$14,465	$9,989	$8,835

See accompanying notes to consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousand, except share and per share amounts)

	Years ended December 31, 2003, 2002, and 2001
						Accumulated
	Common	Common				Order	Total
	Stock	Stock	Treasury	Retained	Unearned	Comprehensive	Stockholders'
	Shares	Amount	Stock	Earnings	Compensation	Income (Loss)	Equity
Balance at December 31, 2000	4,893,080	$29,903	$(4,077)	$25,494	$—	$(2)	$51,318

Net income	—	—	—	8,142	—	—	8,142
Dividends $(0.34) per share	—	—	—	(1,667)	—	—	(1,667)
Common shares issued from exercise of options (note 11)	13,295	117	—	—	—	—	117
Purchase of Treasury stock	(40,000)	—	(710)	—	—	—	(710)
Common shares issued in employee benefit plan	16,560	279	—	—	—	—	279
Common shares issued pursuant to dividend reinvestment plan	2,649	49	—	—	—	—	49
Amortization of stock option plan grants	—	—	—	124	—	—	124
Net change in market value, net of tax	—	—	—	—	—	693	693

Balance at December 31, 2001	4,885,584	30,348	(4,787)	32,093	—	691	58,345

Net income	—	—	—	9,958	—	—	9,958
Dividends $(0.39) per share	—	—	—	(2,152)	—	—	(2,152)
Common shares issued from exercise of options (note 11)	38,467	216	—	—	—	—	216
Income tax benefit from exercise of options	—	406	—	—	—	—	406
Purchase of Treasury stock	(27,500)	—	(660)	—	—	—	(660)
Common shares issued in employee benefit plan	12,982	306	—	—	—	—	306
Common shares issued pursuant to dividend reinvestment plan	3,301	57	—	—	—	—	57
Common shares issued pursuant to public offering	2,415,000	50,961	—	—	—	—	50,961
Net change in market value, net of tax	—	—	—	—	—	31	31

Balance at December 31, 2002	7,327,834	82,294	(5,447)	39,899	—	722	117,468

Net income	—	—	—	14,851	—	—	14,851
Dividends $(0.43) per share	—	—	—	(3,211)	—	—	(3,211)
Common shares issued from exercise of options (note 11)	276,199	2,256	—	—	—	—	2,256
Income tax benefit from exercise of options (note 11)	—	1,843	—	—	—	—	1,843
Purchase of Treasury stock	(15,000)	—	(331)	—	—	—	(331)
Common shares issued in employee benefit plan	14,088	366	—	—	—	—	366
Common shares issued pursuant to dividend reinvestment plan	3,401	98	—	—	—	—	98
Restricted stock awards (note 11)	14,500	447	—	—	(403)	—	44
Deferred compensation (note 12)	(16,030)	—	(557)	—	—	—	(557)
Net change in market value, net of tax	—	—	—	—	—	(386)	(386)

Balance at December 31, 2003	7,604,992	$87,304	$(6,335)	$51,539	$(403)	$336	$132,441

See accompanying notes to consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousand, except per share amounts)

	Years ended December 31,
	2003	2002	2001
Operating activities:
Net income	$14,851	$9,958	$8,142

Adjustments to reconcile net income to cash provided (used) by operating activities:
Provision for loan losses	5,543	2,589	2,386
Provision for decline in value of other real estate owned	187	51	95
Depreciation and amortization	3,960	2,430	2,086
Income tax benefit of stock options exercised	1,843	406	—
Increase in bank owned life insurance cash surrender value	(958)	(555)	(98)
Amortization of securities, net	(1,003)	(1,590)	(128)
Loss on sale of investment securities available for sale	—	94	—
Net gain on sales of other real estate owned	(68)	—	(23)
Mortgage loans originated for sale	(213,330)	(185,773)	(140,200)
Proceeds from sale of mortgage loans originated for sale	230,673	189,555	134,015
(Increase) decrease in accrued interest receivable	(198)	801	346
Deferred tax asset	77	(712)	(543)
Increase in other assets, net	(2,004)	(4,657)	(1,254)
(Decrease) increase in other liabilities, net	(922)	456	(493)

Total adjustments	23,800	3,095	(3,811)

Net cash provided by operating activities	38,651	13,053	4,331

Cash flows from investing activities:
Net increase in loans	(237,428)	(130,638)	(84,880)
Purchases of investment securities carried at amortized cost	(55,276)	(76,067)	(298,626)
Maturities of investment securities carried at amortized cost	38,597	69,212	283,399
Purchases of investment securities carried at market	(137,406)	(238,629)	(156,605)
Maturities of investment securities carried at market	113,493	249,034	119,997
Sale of investment securities available for sale	—	9,985	—
Purchases of premises and equipment	(9,621)	(4,430)	(3,555)
Goodwill adjustment	189	—	—
Proceeds from sale of and payments on other real estate owned	1,597	103	2,612
Acquisition, net of cash acquired (note 2)	—	(59,917)	—
Purchase of bank owned life insurance	—	(10,000)	(7,500)

Net cash used in investing activities	(285,855)	(191,347)	(145,158)

Cash flows from financing activities:
Net increase in interest-bearing deposits	35,685	99,410	119,445
Net increase in non-interest-bearing deposits	80,506	53,194	37,170
Net (decrease) increase in securities sold under agreements to repurchase	(7,078)	(1,494)	4,489
Common shares issued	2,764	51,540	445
Proceeds from Federal Home Loan Bank advances	180,000	80,000	—
Payments on borrowings	(43,852)	(102,564)	(53)
Proceeds from issuance of trust preferred securities	—	25,000	7,732
Dividends paid	(3,211)	(2,152)	(1,667)
Purchase of treasury stock	(331)	(660)	(710)

Net cash provided by financing activities	244,483	202,274	166,851

(Decrease) increase in cash and cash equivalents	(2,721)	23,980	26,024
Cash and cash equivalents at beginning of year	88,871	64,891	38,867

Cash and cash equivalents at end of year	$86,150	$88,871	$64,891

Supplemental disclosure of additional noncash investing and financing activities:
Additions to other real estate owned in settlement of loans	$2,429	$790	$1,515

Additions to loans in settlement of other real estate owned	$64	$—	575

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,709	$17,600	$20,534

Cash paid for income taxes	$5,408	$5,260	$6,175

     See accompanying notes to consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

     (a) Organization, Basis of Presentation, and Principles of Consolidation

     First State Bancorporation is a New Mexico-based holding company that serves communities in New Mexico, Colorado, and Utah through its wholly owned subsidiary First State Bank N.M (“First State Bank” or “Bank”). First State Bank is a state chartered bank providing a full range of commercial banking services in Taos, Albuquerque, Santa Fe, Rio Rancho, Los Lunas, Bernalillo, Placitas, Pojoaque, Questa, Belen, and Moriarty, New Mexico. First State Bank operates as First Community Bank in Colorado and Utah. First Community Bank provides a full range of commercial banking services in Denver, Cherry Creek, Lakewood, Littleton, Colorado Springs, Fort Collins, and Longmont, Colorado, and in Salt Lake City, Utah. First State Bancorporation and First State Bank are collectively referred to as “the Company.”

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

     Management believes that the estimates and assumptions it uses to prepare the consolidated financial statements, particularly as they relate to the allowances for losses on loans and real estate owned, are adequate. However, future additions to these allowances may be necessary based on changes in economic conditions. Further, regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans and real estate owned, and may require the Company to recognize additions to these allowances based on their judgments about information available to them at the time of their examinations.

     The Company’s results of operations depend on its net interest income. The components of net interest income, interest income and interest expense, are affected by general economic conditions and by competition in the marketplace.

     Interest rate risk arises from volatile interest rates and changes in the balance sheet mix. The Company maintains an asset/liability management policy that provides guidelines for controlling exposure to interest rate risk. The Company’s policy is to control the exposure of its earnings to changing interest rates by generally maintaining a position within a narrow range around an “earnings neutral position,” which is defined as the mix of assets and liabilities that generates a net interest margin that is least affected by interest rate changes.

     (b) Investment Securities

     The Company classifies investment securities in one of three categories and accounts for them as follows: (i) debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost; (ii) debt and equity securities that are bought and held primarily for the purpose of selling them in the near term are classified as trading securities and carried at fair value, with unrealized gains and losses included in earnings; and (iii) debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities. These are securities that the Company will hold for an indefinite period of time and may be used as a part of the Company’s asset/liability management strategy and may be sold in response to changes in interest rates, prepayments, or similar factors. Available for sale securities are carried at estimated market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of related deferred income taxes. Upon purchase of investment securities, management designates securities as either held to maturity or available for sale. Amortization of premiums and accretion of discounts are calculated using a method that approximates the effective interest method. The Company does not maintain a trading portfolio.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost, which approximates fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2003 and 2002, the Company met its minimum required investment. The Company may request redemption at par value of any FHLB stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

     (c) Loans, and Allowance for Loan Losses

     Interest on loans is recognized as income based upon the daily principal amount outstanding. Interest accrued on loans is discontinued in most instances when a loan becomes 90 days past due and/or management believes the borrower’s financial condition is such that collection of future principal and interest payments is doubtful. Loans are removed from non-accrual status when they become current as to both principal and interest, and concern no longer exists as to the collectibility of principal or interest. Interest on non-accrual loans is recognized as income when the loan is returned to accrual status. When a loan is placed on non-accrual, any uncollected interest accrued in the current year is charged against income, with prior years’ accruals charged to the allowance for loan losses unless in management’s opinion the loan is well secured and in the process of collection.

     The allowance for loan losses is that amount which, in management’s judgment, is considered adequate to provide for potential losses in the loan portfolio. In analyzing the adequacy of the allowance for loan losses, management uses a comprehensive loan grading system to determine risk potential in the portfolio, and considers the results of periodic external loan reviews. Historical loss experience factors and specific allowances for impaired loans, combined with other considerations, such as delinquency, non-accrual, criticized and classified loan trends, economic conditions, concentrations of credit risk, and experience and abilities of lending personnel, are also considered in analyzing the adequacy of the allowance.

     Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including contractual interest payments. When a loan has been identified as impaired, the amount of impairment is measured using cash flow of expected repayments discounted using the loan’s contractual interest rate or at the fair value of the underlying collateral less estimated selling costs when it is determined that the source of repayment is the liquidation of the underlying collateral.

     The Company’s loan portfolio is concentrated in New Mexico, Colorado, and Utah. A significant portion of the loan portfolio is secured by real estate in those communities. Accordingly, the ultimate collectibility of the Company’s loan portfolio is dependent upon real estate values in those markets.

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

     (d) Premises and Equipment

     Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the related assets. Routine repairs and maintenance are charged to expense as incurred.

     (e) Intangible Assets

     The excess of cost over the fair value of the net assets of acquired banks is recorded as goodwill. The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” as of January 1, 2002, and therefore, no longer amortizes goodwill. As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $361,000, which was subject to the transition provisions of SFAS No. 142. The Company determined there was no transitional impairment loss at January 1, 2002. Goodwill amortization for the year ended December 31, 2001 was $104,206.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     The Company’s reported net income and basic and diluted earnings per share adjusted for excluding the effects of goodwill amortization in fiscal periods prior to 2002 would have been as follows:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share data)
Reported net income	$14,851	$9,958	$8,142
Addback: Goodwill amortization	—	—	104

Adjusted net income	$14,851	$9,958	$8,246

Basic earnings per share:
Reported net income	$1.99	$1.72	$1.66
Goodwill amortization	—	—	0.03

Adjusted net income	$1.99	$1.72	$1.69

Diluted earnings per share:
Reported net income	$1.95	$1.66	$1.61
Goodwill amortization	—	—	0.02

Adjusted net income	$1.95	$1.66	$1.63

     The Company tests goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company completed its annual goodwill impairment tests during the fourth quarter in 2003 and 2002, and found no impairment.

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

     (g) Bank Owned Life Insurance

     The Company owns life insurance policies on certain of its officers. The cash surrender value of these policies was approximately $19.1 million and $18.2 million at December 31, 2003 and 2002, respectively. The increase in the cash surrender value is included in non-interest income in the consolidated statements of operations and amounted to approximately $958,000, $555,000, and $98,000 in 2003, 2002, and 2001, respectively.

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

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     (i) Statements of Cash Flows

     For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with other banks, and federal funds sold.

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

	Years ended December 31,
	2003			2002			2001
				(Dollars in thousands, except per share amounts)
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$14,851	7,475,986	$1.99	$9,958	5,801,332	$1.72	$8,142	4,892,657	$1.66

Effect of dilutive securities options	—	122,463		—	196,269		—	156,692

Diluted EPS:
Net income	$14,851	7,598,449	$1.95	$9,958	5,997,601	$1.66	$8,142	5,049,349	$1.61

     (k) Stock Options

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees and related interpretations in accounting for its fixed plan stock options.” As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method and has adopted the disclosure requirements of SFAS No. 148.

     Compensation expense of approximately $61,000, $14,000, and $49,000 was recognized in 2003, 2002, and 2001, respectively, pursuant to the grant of options and restricted stock. Compensation expense is recorded over the service period. Had compensation costs been determined consistent with the fair value method of SFAS No. 123 at the grant dates for awards, net income and earnings per common share would have changed to the pro forma amounts indicated below.

     In October 2003, the Company granted 73,000 options at $31.41 per share. In determining the following pro forma disclosures, the fair value of options granted were estimated as of the grant date using the Black-Scholes option-pricing model assuming a risk-free interest rate of 3.19%, a dividend yield of 1.37%, expected lives of 5 years, and a volatility of 25.95%.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share amounts)
Net income as reported:	$14,851	$9,958	$8,142
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	39	8	31
Deduct: Total stock-based employee compensation expense determined under fair value-based method for awards, net of related tax effects	(100)	(28)	(107)

Pro forma net income	$14,790	$9,938	$8,066

Earnings per share:
Basic — as reported	$1.99	$1.72	$1.66
Basic — pro forma	$1.98	$1.71	$1.65
Diluted — as reported	$1.95	$1.66	$1.61
Diluted — pro forma	$1.95	$1.66	$1.60

     In June 2003, the Company granted 1,500 shares of restricted stock at a fair value of $26.03 per share and in October 2003, the Company granted 13,000 shares of restricted stock at a fair value of $31.41 per share.

     (l) Reclassifications

     Certain previous period balances have been reclassified to conform to the 2003 presentation.

     (m) Reporting Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure in the financial statements of comprehensive income that encompasses earnings and those items currently required to be reported directly in the equity section of the balance sheet, such as unrealized gains and losses on available for sale securities.

     (n) Other New Accounting Standards

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (selected entities with related contractual, ownership, voting or other monetary interests, including certain special purpose entities), and requires certain additional disclosure with respect to these entities. The provisions of FIN 46 are immediately applicable to variable interest entities created after January 31, 2003. Initially, FIN 46 was to apply in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In December 2003, the FASB issued FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” which specifically addresses trust preferred securities and determined that these types of trusts should not be consolidated as a variable interest entity. FIN 46R is required to be adopted no later than the end of the first reporting period that ends after March 15, 2004 and therefore, the Company’s trust preferred securities issued by Trust I and Trust II which are currently consolidated in the Company’s consolidated financial statements will be deconsolidated beginning in the first quarter of 2004. The Company does not expect the requirements of FIN 46R to have a material impact on the consolidated financial statements. The Federal Reserve Board may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory capital purposes. In July 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve Board intends to review the regulatory implications of the change in accounting treatment of subsidiary trusts that issue trust preferred securities and, if necessary or warranted, provide further appropriate guidance.

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

2. Acquisition of First Community

     The Company completed its acquisition of First Community Industrial Bank (“First Community”) on October 1, 2002 for approximately $67 million. The Company financed this acquisition through a public offering of its common stock in August 2002, which netted approximately $51 million and through the issuance of approximately $25 million in trust preferred securities in June of 2002. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of First Community were recorded at their respective fair values on October 1, 2002. The Company acquired approximately $343 million in loans and approximately $242 million in deposits and recognized goodwill of approximately $43 million related to the transaction. The First Community account balances acquired on October 1, 2002 and the results of operations since October 1, 2002 are included in the results of the Bank, which operates under the name First Community Bank in the Colorado and Utah markets.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Financial Information

     The pro forma financial information below presents the condensed consolidated financial results of the Company assuming that First Community, acquired October 1, 2002, had been acquired at the beginning of 2001 and includes the effect of amortization of other acquired identifiable intangible assets from that date. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of future operations that would have been achieved had the acquisition taken place at the beginning of 2001. Pro forma information follows:

	Years ended December 31,
	2002	2001
	Dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$73,639	$81,602
Interest and dividends on securities:
Taxable securities	8,856	8,619
Non-taxable securities	148	174

Total interest and dividends on securities	9,004	8,793
Federal funds sold and interest-bearing bank balances	808	955

Total interest income	83,451	91,350

Interest expense:
Interest on deposits	22,691	29,908
Short-term borrowings	689	2,160
Long-term borrowings	3,848	5,490

Total interest expense	27,228	37,558

Net interest income before provision for loan losses	56,223	53,792
Provision for loan losses	(4,359)	(3,510)

Net interest income after provision for loan losses	51,864	50,282
Non-interest income	12,736	9,506
Non-interest expenses	41,272	35,452

Income before income taxes	23,328	24,336
Income tax expense	8,776	8,992

Net income	$14,552	$15,344

Average common shares outstanding, basic	7,308,729	7,307,657
Average common shares outstanding, diluted	7,504,998	7,464,349
Basic earnings per share	$1.99	$2.10
Diluted earnings per share	$1.94	$2.06

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Acquisition — Related Intangibles

     The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

	Years ended December 31,
	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$43,412	$361
Goodwill acquired during year	—	43,051
Goodwill adjustment	(189)	—
Impairment losses	—	—

Balance at end of year	$43,223	$43,412

     During the first quarter of 2003, the Company completed the sale of certain mortgage loans available for sale obtained in the acquisition of First Community in 2002. The sale to unrelated third parties included 227 loans with a carrying value of approximately $8.5 million. The subsequent sale of the mortgage loans, which had been recorded at their estimated fair value on the date of acquisition, resulted in an additional discount of approximately $277,000 that was recorded as a reduction of goodwill. This reduction of goodwill has subsequently been offset by $88,000 of additional items related to the acquisition.

     Goodwill recognized in the acquisition totaled approximately $42.9 million and is expected to be fully deductible for tax purposes.

     The carrying amount of amortizable core deposit intangible assets recognized in the acquisition net of accumulated amortization is recorded in other assets, net and amounted to approximately $750,000 and $855,000 at December 31, 2003 and 2002, respectively.

     Expected annual amortization expense related to the acquired core deposit intangible is as follows:

Years ending
December 31,
(Dollars in thousands)
2004	$102
2005	98
2006	95
2007	90
2008	83
Thereafter	282

Total expected annual amortization expense	$750

     3. Cash and Due from Banks

     First State Bank is required to maintain certain daily reserve balances on hand in accordance with Federal Reserve Board requirements. The consolidated reserve balances maintained in accordance with these requirements were approximately $3.4 million and $882,000 at December 31, 2003 and 2002, respectively.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     4. Investment Securities

     Following is a summary of amortized costs and approximate market values of investment securities:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value
	(Dollars in thousands)
As of December 31, 2003
Obligations of the U.S. Treasury— Held to maturity	$499	$—	$—	$499
Obligations of U.S. government agencies— Available for sale	124,112	769	256	124,625
Mortgage-backed securities:
Available for sale	10,250	12	—	10,262
Held to maturity	74,946	873	668	75,151
Obligations of states and political subdivisions: Available for sale	643	—	—	643
Held to maturity	9,457	125	85	9,497
Federal Home Loan Bank stock	12,010	—	—	12,010
Federal Reserve Bank stock	2,678	—	—	2,678

	$234,595	$1,779	$1,009	$235,365

As of December 31, 2002
Obligations of the U.S. Treasury— Held to maturity	$499	$—	$—	$499
Obligations of U.S. government agencies— Available for sale	120,162	1,067	2	121,227
Mortgage-backed securities:
Available for sale	455	29	—	484
Held to maturity	63,655	2,171	—	65,826
Obligations of states and political subdivisions— Held to maturity	3,665	137	—	3,802
Federal Home Loan Bank stock	4,031	—	—	4,031
Federal Reserve Bank stock	533	—	—	533

	$193,000	$3,404	$2	$196,402

     The unrealized losses on investment securities are caused by fluctuations in market interest rates. The underlying cash obligations of the securities are guaranteed by the U.S. government agency, Freddie Mac, Fannie Mae, Gennie Mae, and/or the municipality underwriting the debt instrument. It is the belief of the Company that the U.S. government agency, Freddie Mac, Fannie Mae, Gennie Mae and /or the municipality issuing the debt will honor its interest payment schedule, as well as the full debt at maturity. The securities are purchased by the Company for their economic value. Because the decrease in fair value is due to market interest rates and not other factors, and because the Company has the ability to hold these investments until a market price recovery, maturity of the securities, or a modification of the Company’s investment strategy, it is the conclusion of the Company that the investments are not considered other-than temporarily impaired.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     The amortized cost and estimated market value of investment securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

		Estimated
	Amortized Cost	Market Value
	(Dollars in thousands)
Within one year:
Available for sale	$10,054	$10,143
Held to maturity	745	750
One through five years:
Available for sale	112,063	112,477
Held to maturity	2,907	3,062
Five through ten years:
Available for sale	2,191	2,213
Held to maturity	33,743	33,833
After ten years:
Available for sale	10,697	10,697
Held to maturity	47,507	47,502
Federal Home Loan Bank stock	12,010	12,010
Federal Reserve Bank stock	2,678	2,678

Total	$234,595	$235,365

     Marketable securities available for sale with an amortized cost of approximately $131.8 million and marketable securities held to maturity with an amortized cost of approximately $77.6 million were pledged to collateralize deposits as required by law and for other purposes at December 31, 2003.

     Proceeds from sales of investments in debt securities for the years ended December 31 were zero in 2003, $10.0 million in 2002, and zero in 2001. Gross losses realized were zero in 2003, $94,000 in 2002, and zero in 2001. Gross gains realized were zero in 2003, 2002, and 2001. The Company calculates gain or loss on sale of securities based on the specific identification method.

5. Loans

     Following is a summary of loans by major categories:

	As of December 31,
	2003	2002
	(Dollars in thousands)
Commercial	$160,261	$100,813
Consumer and other	30,736	35,555
Real estate — commercial	577,835	422,643
Real estate — one- to four-family	338,272	337,241
Real estate — construction	116,725	100,458
Mortgage loans available for sale	7,656	20,315

Total	$1,231,485	$1,017,025

     Included in the above balances are net deferred fees of approximately $6.3 million and $5.9 million, at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, approximately $216 million and $80 million in loans were pledged as collateral for FHLB advances.

     At December 31, 2003, loans are comprised of fixed and variable rate instruments as follows:

(Dollars in thousands)
Loans at fixed rates	$180,288
Loans at variable rates	1,051,197

Total	$1,231,485

     Loans at variable rates include loans that reprice immediately, as well as loans that reprice any time prior to maturity.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Approximate loan portfolio maturities on fixed-rate loans and repricings on variable-rate loans at December 31, 2003 are as follows:

	Within 1 year	1 to 5 Years	After 5 Years	Total
	(Dollars in thousands)
Commercial	$136,851	$22,098	$1,312	$160,261
Real estate	723,524	271,079	38,229	1,032,832
Consumer	16,630	13,305	801	30,736
Mortgage loans available for sale	7,656	—	—	7,656

Total	$884,661	$306,482	$40,342	$1,231,485

     Following is a summary of changes to the allowance for loan losses:

	Years ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of year	$11,838	$7,207	$6,308
Provision charged to operations	5,543	2,589	2,386
Loans and leases charged-off	(3,702)	(1,428)	(1,703)
Recoveries	442	305	216
Allowance related to acquired loans	—	3,165	—

Balance at end of year	$14,121	$11,838	$7,207

     The recorded investment in loans which are considered impaired was approximately $12.5 million at December 31, 2003, $10.2 million at December 31, 2002, and $2.5 million at December 31, 2001. The average investment in loans for which impairment has been recognized was approximately $10.7 million in 2003, $3.8 million in 2002, and $2.2 million in 2001. The allowance for loan losses related to these loans was approximately $1.2 million at December 31, 2003, $568,000 at December 31, 2002, and $262,000 at December 31, 2001. The allowance for impaired loans is included in the allowance for loan losses. Interest income recognized on impaired loans was zero in 2003, 2002, and 2001.

     Loans on which the accrual of interest has been discontinued amounted to approximately $12.5 million, $10.2 million, and $2.5 million at December 31, 2003, 2002, and 2001, respectively. If interest on such loans had been accrued, such income would have been approximately $495,000 in 2003, $203,000 in 2002, and $70,000 in 2001. Actual interest income on those loans, which is recorded only when received, amounted to zero in 2003, 2002, and 2001.

     Activity during 2003 and 2002 regarding outstanding loans to certain related-party loan customers of the subsidiary bank (executive officers, directors, and principal shareholders of the Company, including their families and companies in which they are principal owners) was as follows:

	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$9,919	$8,911
Advances	14,113	2,453
Repayments	(7,001)	(1,445)

Balance at end of year	$17,031	$9,919

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Premises and Equipment

     Following is a summary of premises and equipment, at cost:

	Estimated
	Useful	As of December 31,
	Life (years)	2003	2002
		(Dollars in thousands)
Land	—	$2,386	$1,960
Building and leasehold improvements	10-30	16,514	13,838
Equipment	3-5	18,713	12,573

		37,613	28,371
Less accumulated depreciation and amortization		(14,620))	(11,868)

		$22,993	$16,503

     Depreciation and amortization expense on premises and equipment in 2003, 2002, and 2001 was approximately $3.1 million, $2.4 million, and $2.0 million, respectively.

7. Deposits

     Following is a summary of interest-bearing deposits:

	As of December 31,
	2003	2002
	(Dollars in thousands)
Interest-bearing checking accounts	$199,792	$192,067
Money market savings	157,887	125,616
Regular savings	62,981	52,636
Time:
Denominations $100,000 and over	267,256	221,402
Denominations under $100,000	238,390	298,900

	$926,306	$890,621

     At December 31, 2003, the scheduled maturities of all time deposits are as follows:

Years ending
December 31,
(Dollars in thousands)
2004	$339,535
2005	76,567
2006	20,051
2007	44,181
2008	21,489
Thereafter	3,823

$505,646

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Borrowings

     Securities Sold Under Agreements to Repurchase

     Securities sold under agreements to repurchase are comprised of customer deposit agreements with overnight maturities. The obligations are not federally insured but are collateralized by a security interest in U.S. Treasury, U.S. government agency, or U.S. government agency issued mortgage-backed securities. These securities are segregated and safekept by third-party banks. These securities had a market value of approximately $63.7 million and $70.8 million, at December 31, 2003 and 2002, respectively. Interest expense included in the consolidated statements of operations was approximately $222,000, $582,000, and $1.9 million for the years ended December 31, 2003, 2002, and 2001, respectively.

     Securities sold under agreements to repurchase are summarized as follows:

	Years ended December 31,
	2003	2002
	(Dollars in thousands)
Balance	$63,686	$70,764
Weighted average interest rate	0.33%	0.49%
Maximum amount outstanding at any month end	$63,686	$70,764
Average balance outstanding during the period	$54,368	$65,339
Weighted average interest rate during the period	0.41%	0.89%

     Trust Preferred Securities

     On November 14, 2001, the Company formed First State NM Statutory Trust I (“Trust I”) for the purpose of issuing trust preferred securities (“Securities”) in a pooled transaction to unrelated investors. Trust I issued $7,500,000 of Securities that bear interest at an annual rate equal to the three-month LIBOR plus 3.60% (4.77% at December 31, 2003), interest only payable at three-month intervals (the “Payment Date”). The annual rate is adjusted at each Payment Date beginning with the first interest payment date of March 18, 2002, provided however, that prior to December 18, 2006, the annual rate will not exceed 12.50%. The proceeds were up streamed to the Company as Junior Subordinated Deferrable Interest Debentures (“Debentures”) under the same terms and conditions. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Trust I’s obligations with respect to the Securities. The Securities qualify as Tier I capital and are presented in the consolidated balance sheets as “Borrowings.” The sole asset of Trust I is $7,732,000 of Debentures issued by the Company. Both the Securities of Trust I and the Debentures issued by the Company will mature on December 18, 2031; however, they are callable at par beginning December 18, 2006. So long as there are no events of default, the Company may defer payments of interest for up to twenty consecutive interest payment periods. As of December 31, 2003, the Company has not deferred any payments of interest.

     On June 7, 2002, the Company formed First State NM Statutory Trust II (“Trust II”) for the purpose of issuing trust preferred securities (“Trust II Securities”) in a pooled transaction to unrelated investors. Trust II issued $25,000,000 of Trust II Securities that bear interest at an annual rate equal to the three-month LIBOR plus 3.45% (4.62% at December 31, 2003), interest only payable at three-month intervals (the “Trust II Payment Date”). The annual rate is adjusted at each Trust II Payment Date beginning with the first interest payment date of September 26, 2002, provided however, that prior to June 26, 2007, the annual rate will not exceed 11.95%. The proceeds were up streamed to the Company as Junior Subordinated Deferrable Interest Debentures (“Trust II Debentures”) under the same terms and conditions. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Trust II’s obligations with respect to the Trust II Securities. The Trust II Securities qualify as Tier I capital and are presented in the consolidated balance sheets as “Borrowings.” The sole asset of Trust II is $25,774,000 of Debentures issued by the Company. Both the Trust II Securities and the Trust II Debentures issued by the Company will mature on June 26, 2032; however, they are callable at par beginning June 26, 2007. So long as there are no events of default, the Company may defer payments of interest for up to twenty consecutive interest payment periods. As of December 31, 2003, the Company has not deferred any payments of interest.

See note 1(n) Other New Accounting Standards related to FIN 46R.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Federal Home Loan Bank Advances

     First State Bank has notes payable to the Federal Home Loan Bank of Dallas included in borrowings as follows:

	Years ended December 31,
	2003	2002
	(in thousands)
$90 million note payable to FHLB, interest at 0.95% due on January 7, 2004	$90,000	$—
$20 million note payable to FHLB, interest only at 1.94% payable monthly, due on April 2, 2004	20,000	20,000
$20 million note payable to FHLB, interest only at 1.45% payable monthly, due on July 19, 2004	20,000	—
$20 million note payable to FHLB, interest only at 2.16% payable monthly, due on October 4, 2004	20,000	20,000
$250,000 note payable to FHLB, interest at 8.26%, payable in monthly principal and interest installments of approximately $3,000 through February 1, 2005	41	73
$25 million note payable to FHLB, interest only at 1.52% payable monthly, due on March 16, 2005	25,000	—
$25 million note payable to FHLB, interest only at 1.86% payable monthly, due on April 22, 2005	25,000	—
$20 million note payable to FHLB, interest at 2.93%, payable in monthly principal and interest installments of approximately $359,000 through November 1, 2007	15,911	19,690
$20 million note payable to FHLB, interest only at 1.77% payable monthly, paid on April 2, 2003	—	20,000

Total FHLB Advances	$215,952	$79,763

     All outstanding borrowings with the FHLB are collateralized by a blanket pledge agreement on the Company’s one- to four-family residential mortgage loans, commercial real estate loans on deposit with the FHLB, and investment securities available for sale. As of December 31, 2003, the Company had available unused borrowing capacity from the FHLB for advances of approximately $57 million.

     Included in the above FHLB advances are short-term FHLB borrowings that totaled approximately $110 million and $20 million at December 31, 2003 and 2002, respectively. The weighted average interest rate on short-term FHLB borrowings was 1.04% and 1.77% at December 31, 2003 and 2002, respectively.

     Short-term FHLB borrowings are summarized as follows:

	Years ended December 31,
	2003	2002
	(Dollars in thousands)
Balance	$110,000	$20,000
Weighted average interest rate	1.04%	1.77%
Maximum amount outstanding at any month end	$110,000	$20,000
Average balance outstanding during the period	$34,308	$5,027
Weighted average interest rate during the period	1.34%	2.07%

Note Payable

     On April 30, 1997, the Company purchased its main banking facility in Taos, New Mexico, subject to a real estate contract with an original balance of $1,050,000 which bears interest at 6.00% adjustable every five years through 2017, payable approximately $8,000 monthly. The balances at December 31, 2003 and 2002 were approximately $870,000 and $911,000, respectively.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Borrowings are summarized as follows:

	Years ended December 31,
	2003	2002
	(Dollars in thousands)
Trust preferred securities — Trust I	$7,500	$7,500
Trust preferred securities — Trust II	25,000	25,000
FHLB advances	215,952	79,763
Note payable	870	911

Total borrowings	$249,322	$113,174

     As of December 31, 2003, the contractual maturities of borrowings are as follows:

Years ending
December 31,
(in thousands)
2004	$153,970
2005	54,059
2006	4,175
2007	3,941
2008	56
Thereafter	33,121

$249,322

9. Leases

     The Company leases certain of its premises and equipment under noncancellable operating leases from certain related and unrelated parties. Rent expense for the years ended December 31, 2003, 2002, and 2001, totaled approximately $3.8 million, $2.5 million, and $1.8 million, respectively. Minimum future payments under these leases at December 31, 2003, are as follows:

Years ending
December 31,
(in thousands)
2004	$4,137
2005	4,032
2006	3,635
2007	3,486
2008	3,419
Thereafter	19,014

$37,723

     One of the Company’s branch locations was constructed on land owned by a Director of the Company. The Company is leasing the site for an initial term of 15 years. Lease payments were approximately $74,000 in 2003, $72,000 in 2002, and $70,000 in 2001, respectively. In the opinion of management, the lease is on terms similar to other third-party commercial transactions in the ordinary course of business.

     The Company leases space for part of its operations from a limited liability company controlled by certain Directors of the Company and certain officers of First State Bank with an initial term of 15 years. Lease payments were approximately $502,000 in 2003, $492,000 in 2002, and $467,000 in 2001. During 2003, the Company entered into a lease agreement for a new operations building from a limited liability company controlled by a Director of the Company with an initial term of 10 years. Lease payments were approximately $192,000 in 2003. In the opinion of management, these transactions and the related leases are on terms similar to other third-party transactions in the ordinary course of business.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Income Taxes

     Income tax expense (benefit) consisted of the following:

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Federal	$6,766	$4,604	$4,534
State	1,126	706	530
Deferred	77	321	(543)

Total expense	$7,969	$5,631	$4,521

     Actual income tax expense from continuing operations differs from the “expected” tax expense for 2003, 2002, and 2001 (computed by applying the U.S. federal corporate tax rate of 35% in 2003 and 34% in 2002 and 2001 to income before income taxes) as follows:

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Computed “expected” tax expense	$7,987	$5,300	$4,305
Increase (reduction) in income taxes resulting from:
Tax-exempt interest	(59)	(46)	(52)
State tax, net	763	390	185
Amortization of intangibles	—	—	35
Deferred tax rate change	(216)	—	—
Bank owned life insurance	(335)	(189)	(33)
Other	(171)	176	81

Total income tax expense	$7,969	$5,631	$4,521

     Components of deferred income tax assets and liabilities are as follows:

	As of December 31,
	2003	2002
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$5,084	$3,853
Allowance for other real estate owned	36	60
Depreciation	313	488
Deferred compensation expense	175	259
Separation agreement	61	125
Other	72	3

Total gross deferred tax assets	5,741	4,788

Deferred tax liabilities:
Goodwill	2,073	1,043
Tax effect of unrealized gain on investment securities	189	372

Total gross deferred tax liabilities	2,262	1,415

Net deferred tax asset	$3,479	$3,373

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. During 2003, the Company increased the rate at which management believes, primarily based upon the Company’s current tax rate, that deferred income taxes will be recognized from 34% to 36%.

     In order to fully realize the deferred tax asset on the Company’s consolidated balance sheet at December 31, 2003 of approximately $5.7 million, the Company will need to generate future taxable income of approximately $15.9 million. Based on the Company’s historical and current pre-tax income, management believes it is more likely than not that the Company will realize the benefit of the temporary differences prior to the expiration of the carry-forward period and further believes that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate taxable income or any specific level of continuing taxable income.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Stockholders’ Equity

     The Board of Directors has authorized management to purchase up to 525,000 shares of its common stock in the open market. During 2003, the Company purchased 15,000 shares. The funds for these purchases came from excess funds held by the parent company. Currently, management has not determined the timing of additional purchases, if any. As of December 31, 2003, the Company had repurchased 392,050 shares.

     Effective June 6, 2003, the stockholders of the Company approved and the Company adopted the First State Bancorporation 2003 Equity Incentive Plan (2003 Plan), which provides for the granting of options to purchase up to 750,000 shares of the Company’s common stock. Exercise dates and prices for the options are set by a committee of the Board of Directors. The 2003 Plan also provides that stock options (which may be incentive stock options or non-qualified stock options), restricted stock, stock appreciation rights, and other awards that are valued by reference to Company common stock may be issued. These options vest over a five-year period from the date of grant unless otherwise stated. The 2003 Plan replaced the First State Bancorporation 1993 Stock Option Plan (1993 Plan), and all unissued options from the 1993 Plan are included in the total number of shares available for grant under the 2003 Plan. Options under the plans are as follows:

	2003		2002		2001
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price
Outstanding at beginning of year	446,854	$9.28	489,521	$9.05	506,566	$9.10
Granted	73,000	31.41	—	—	—	—
Exercised	(276,199)	7.79	(38,467)	5.60	(13,295)	8.80
Forfeited	(650)	5.60	(4,200)	16.08	(3,750)	16.08

Outstanding at year end	243,005	17.64	446,854	9.28	489,521	9.05

Options exercisable at year end	170,005	$11.72	432,154	$9.11	451,721	$8.58

     For the years ended December 31, 2003, 2002 and 2001, the Company received income tax benefits of $1.8 million, $406,000, and zero, respectively, related to the exercise of nonqualifying employee stock options. These benefits are included in cash flows from operating activities in the consolidated statements of cash flows.

     Outstanding options at December 31, 2003 are as follows:

	Options	Weighted average	Weighted average	Option	Weighted average
Grant Price	Outstanding	remaining life	exercise price	exercisable	exercise price
$5.60	14,905	1.80	$5.60	14,905	$5.60
6.00	12,750	5.31	6.00	12,750	6.00
11.50	99,600	3.56	11.50	99,600	11.50
16.08	42,750	5.56	16.08	42,750	16.08
31.41	73,000	9.83	31.41	—	—

	243,005	5.78	$17.64	170,005	$11.72

     In June 2003, the Company granted 1,500 shares of restricted stock at a fair value of $26.03 per share and in October 2003, the Company granted 13,000 shares of restricted stock at a fair value of $31.41 per share pursuant to the 2003 Plan. The June 2003 restricted stock vests over a five-year period from the date of grant and the October 2003 restricted stock vests over a four-year period from the date of grant.

     The Company has a stockholder protection rights agreement to protect the stockholders of the Company from abusive or unfair take-over practices. The terms of the agreement provide one right for each share of common stock held. The rights become exercisable only if a person or a group accumulates ten percent or more of the Company’s common shares. The Company would be entitled to redeem the rights for $0.01 per right until the tenth day following a public announcement of an acquisition of 10% of its common shares. The rights expire on October 25, 2006.

     The Company offers a dividend reinvestment plan that allows any stockholder of record of 300 shares or more of common stock to reinvest dividends on those shares in common shares issued by the Company pursuant to the plan. Holders of 300 or more shares may also acquire shares from the Company through the plan in an amount not to exceed $30,000 quarterly.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Bank regulations specify the level of dividends that can be paid by First State Bank. During the year ended December 31, 2003, First State Bank paid no dividends to First State Bancorporation. As of December 31, 2003, First State Bank had approximately $26.0 million in retained earnings, which were available for the payment of dividends to First State Bancorporation subject to regulatory capital requirements. Future dividend payments will be dependent upon the level of earnings generated by First State Bank and/or regulatory restrictions, if any.

     The Company and its subsidiary bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary bank must meet specific capital guidelines that involve quantitative measures of the Company’s and subsidiary bank’s assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Company’s and subsidiary bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in regulations and set forth in the following table) to risk-weighted assets, and of Tier I capital, and of Tier I capital to average total assets (leverage ratio). Management believes, as of December 31, 2003, that the Company and subsidiary bank meet all capital adequacy requirements to which they are subject.

     In connection with the Company’s acquisition and merger of First Community into the Company, the Company issued 2.4 million shares of common stock. The Company offered these shares to the public at a price of $22.50 per share. In connection with this offering, the Company paid a 5% commission to the underwriters, and certain legal, accounting, and printing expenses, resulting in net proceeds to the Company of approximately $51.0 million. The net proceeds were used to pay a portion of the purchase price for First Community.

	As of December 31, 2003
			For capital		To be considered
	Actual		adequacy purposes		well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk weighted assets:
Consolidated	$134,702	10.6%	$101,276	8.0%	$126,595	10.0%
Bank subsidiary	127,205	10.1%	101,167	8.0%	126,458	10.0%
Tier I capital to risk weighted assets:
Consolidated	120,581	9.5%	50,638	4.0%	75,957	6.0%
Bank subsidiary	113,084	8.9%	50,583	4.0%	75,875	6.0%
Tier I capital to average total assets:
Consolidated	120,581	7.9%	45,748	3.0%	76,246	5.0%
Bank subsidiary	113,084	7.4%	45,698	3.0%	76,163	5.0%

	As of December 31, 2002
			For capital		To be considered
	Actual		adequacy purposes		well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk weighted assets:
Consolidated	$116,755	11.6%	$80,586	8.0%	$100,733	10.0%
Bank subsidiary	101,904	10.1%	80,491	8.0%	100,614	10.0%
Tier I capital to risk weighted assets:
Consolidated	104,917	10.4%	40,293	4.0%	60,440	6.0%
Bank subsidiary	90,066	9.0%	40,246	4.0%	60,368	6.0%
Tier I capital to average total assets:
Consolidated	104,917	7.8%	40,255	3.0%	67,091	5.0%
Bank subsidiary	90,066	6.7%	40,219	3.0%	67,032	5.0%

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Employee Benefit Plans

     First State Bank sponsors an employee tax-sheltered savings plan for substantially all full-time employees which provides a mandatory 50% matching by First State Bank of employee contributions up to a maximum of 6% of gross annual wages. Full vesting occurs after three years. Contributions to the plan totaled approximately $361,000 in 2003, $273,000 in 2002 and $212,000 in 2001.

     In 2003, the Company established a nonqualified deferred compensation plan for certain of its executive employees and non-employee directors. The deferred compensation plan allows employees to contribute up to 50% of the employees’ base pay and 100% of the employees’ bonus compensation. Directors of the Company are allowed to contribute up to 100% of their compensation as a director. In addition, an employee with a vested unexercised stock award may elect to defer all or any portion of the stock award. All amounts contributed by employees or directors vest immediately. The Company’s obligation to the participants in the deferred compensation plan is limited to the balance in the deferred compensation plan. The deferred compensation plan is an unfunded, unsecured promise to pay compensation in the future. At December 31, 2003, the total assets of the plan were $764,000, which included an investment of $557,000 in the Company’s common stock. The investment in the Company’s common stock is recorded as treasury stock in the consolidated statement of stockholders’ equity. An offsetting liability is recorded in the consolidated financial statements totaling $764,000. The Company’s expense for this plan totaled $65,000 in 2003. All amounts contributed are subject to an underlying trust and shall be subject to the claims of the general creditors of the Company.

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

	As of December 31,
	2003	2002
	(Dollars in thousands)
Commitments to extend credit	$239,937	$148,181
Standby letters of credit	20,247	10,040

     The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank controls the credit risk of these transactions through credit approvals, limits, and monitoring procedures.

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

     The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

     In the normal course of business, the Company is involved in various legal matters. After consultation with legal counsel, management does not believe the outcome of these legal matters will have an adverse impact on the Company’s consolidated financial position or results of operations.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Financial Information of Parent Company

     The assets of the Company, as parent company, consist primarily of the investment in its subsidiary bank, a money market savings account, and certificates of deposit held in the subsidiary bank. The primary sources of the parent company’s cash revenues are dividends from its subsidiary bank along with interest received from the money market account and certificates of deposit. Following are condensed financial statements of the parent company:

Condensed Statements of Condition

	As of December 31,
	2003	2002
	(Dollars in thousands)
Assets
Cash and due from banks	$6,438	$13,001
Investment in subsidiary	157,221	134,893
Goodwill	223	223
Deferred tax asset	195	259
Other assets	2,691	2,814

Total assets	$166,768	$151,190

Liabilities and equity capital
Accounts payable and accrued expenses	821	216
Long-term debt	33,506	33,506

Total liabilities	34,327	33,722

Equity capital	132,441	117,468

Total liabilities and equity capital	$166,768	$151,190

Condensed Statements of Operations

	Years ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Income:
Cash dividends from subsidiary	$—	$—	$2,058
Other income	182	403	33

Total income	182	403	2,091

Expenses:
Interest expense	1,546	1,091	37
Amortization of goodwill	—	—	32
Legal	74	75	32
Other	546	615	300

Total expenses	2,166	1,781	401

Income (loss) before income taxes and undistributed income of bank subsidiary	(1,984)	(1,378)	1,690
Income tax benefit	911	763	132
Undistributed income of bank subsidiary	15,924	10,573	6,320

Net income	$14,851	$9,958	$8,142

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	Years ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$14,851	$9,958	$8,142

Adjustments to reconcile net income to cash provided (used) by operating activities:
Amortization of goodwill	—	—	32
Undistributed income of bank subsidiary	(15,924)	(10,573)	(6,320)
Income tax benefit from exercise of options	1,843	406	—
Decrease (increase) in other assets	104	(2,298)	(529)
(Decrease) increase in other liabilities, net	(159)	37	(130)

Total adjustments	(14,136)	(12,428)	(6,947)

Net cash provided (used) by operating activities	715	(2,470)	1,195

Cash flows from financing activities:
Common stock issued	2,764	51,540	445
Payment to repurchase common stock	(331)	(660)	(710)
Amortization of stock option plan grants	—	—	124
Capital contributions to subsidiary bank	(6,500)	(67,000)	—
Issuance of long-term debt	—	25,774	7,732
Dividends paid	(3,211)	(2,152)	(1,667)

Net cash provided (used) by financing activities	(7,278)	7,502	5,924

Increase (decrease) in cash and due from banks	(6,563)	5,032	7,119

Cash and due from banks at beginning of year	13,001	7,969	850

Cash and due from banks at end of year	$6,438	$13,001	$7,969

15. Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107”), requires disclosure of current fair value of all financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale.

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

     Fair value estimates are made at a specific point in time based on available relevant market information about the financial instrument. However, a significant portion of the Company’s financial instruments, such as commercial real estate loans, do not currently have an active marketplace in which they can be readily sold or purchased to determine fair value. Consequently, fair value estimates for those financial instruments are based on assumptions made by management regarding the financial instrument’s credit risk characteristics, prevailing interest rates, future estimated cash flows, expected loss experience, current and future economic conditions, and other factors which affect fair value. As a result, these fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore, cannot be determined with precision. Accordingly, changes in management’s assumptions could cause the fair value estimates to deviate substantially. Further, these estimates do not reflect any additional premium or discount that could result from offering for sale, at one time, the Company’s entire holdings of a particular financial instrument or any estimated transaction costs. Finally, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in the estimates.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     The carrying values and estimated fair values of the Company’s financial instruments at December 31 are as follows:

	2003		2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$86,150	$86,150	$88,871	$88,871
Marketable securities available for sale	135,530	135,530	121,711	121,711
Marketable securities held to maturity	84,902	85,147	67,819	70,127
Federal Home Loan Bank and Federal Reserve Bank stock	14,688	14,688	4,564	4,564
Loans, net	1,217,364	1,233,443	1,005,187	1,007,448
Accrued interest receivable	5,582	5,582	5,384	5,384
Cash surrender value of bank owned life insurance	19,111	19,111	18,153	18,153
Financial liabilities:
Deposits	1,195,875	1,205,379	1,079,684	1,093,730
Securities sold under agreements to repurchase	63,686	63,686	70,764	70,764
Borrowings	249,322	249,450	113,174	113,174

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents. Carrying value approximates fair value since these instruments are payable on demand and do not present credit concerns.

     Federal Home Loan Bank and Federal Reserve Bank Stock. The stock is carried at cost, which approximates market at December 31, 2003 and 2002.

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

     Deposits. The estimated fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market deposits, approximates the amounts payable on demand at December 31, 2003 and 2002. The fair value of fixed maturity certificates of deposit is estimated by discounting the future contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

     Securities sold under agreements to repurchase. The estimated fair value of securities sold under agreements to repurchase, which reset frequently to market interest rates, approximates fair value.

     Borrowings. Borrowings consist of Trust Preferred Securities, Federal Home Loan Bank advances, and a note payable. Fair values are estimated based on the current rates offered for similar borrowing arrangements at December 31, 2003, and 2002.

     Off balance sheet items. The estimated fair values of the Company’s off balance sheet items are not material to the fair value of financial instruments included in the consolidated balance sheets.