Form 10-Q
period 2004-03-31
FIRST STATE BANCORPORATION
filed 2004-05-06
CIK 897861

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2004.

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ________________________ to ________________________

Commission file number 001-12487

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,632,563 shares of common stock, no par value, outstanding as of May 4, 2004.

FIRST STATE BANCORPORATION AND SUBSIDIARY

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements.

First State Bancorporation and Subsidiary
Consolidated Condensed Balance Sheets
(unaudited)
(Dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2004	2003
Assets
Cash and due from banks	$46,710	$52,626
Interest-bearing deposits with other banks	2,749	33,524

Total cash and cash equivalents	49,459	86,150

Investment securities:
Available for sale (at market, amortized cost of $146,362 at March 31, 2004, and $135,005 at December 31, 2003)	147,629	135,530
Held to maturity (at amortized cost, market value of $82,033 at March 31, 2004, and $85,147 at December 31, 2003)	81,155	84,902
Federal Home Loan Bank stock and Federal Reserve Bank stock, at cost	15,550	14,688

Total investment securities	244,334	235,120

Mortgage loans available for sale	4,553	7,656
Loans held for investment net of unearned interest	1,239,156	1,223,829
Less allowance for loan losses	(14,123)	(14,121)

Net loans	1,229,586	1,217,364

Premises and equipment, net	26,135	22,993
Accrued interest receivable	6,077	5,582
Other real estate owned	2,075	1,557
Goodwill	43,223	43,223
Cash surrender value of bank owned life insurance	19,347	19,111
Deferred tax asset, net	3,066	3,479
Other assets, net	11,604	12,160

Total assets	$1,634,906	$1,646,739

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$259,528	$269,569
Interest-bearing	981,872	926,306

Total deposits	1,241,400	1,195,875

Securities sold under agreements to repurchase	52,432	63,686
Borrowings	197,046	249,322
Other liabilities	7,730	5,415

Total liabilities	1,498,608	1,514,298

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized; issued 8,039,368 at March 31, 2004 and 8,013,072 at December 31, 2003; outstanding 7,631,288 at March 31, 2004 and 7,604,992 at December 31, 2003	87,893	87,304
Treasury stock, at cost (408,080 shares at March 31, 2004 and December 31, 2003)	(6,335)	(6,335)
Retained earnings	54,274	51,539
Unearned compensation	(345)	(403)
Accumulated other comprehensive income -
Unrealized gain on investment securities, net of tax	811	336

Total stockholders’ equity	136,298	132,441

Total liabilities and stockholders’ equity	$1,634,906	$1,646,739

Book value per share	$17.86	$17.42

Tangible book value per share	$12.10	$11.63

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary
Consolidated Condensed Statements of Operations
For the three months ended March 31, 2004 and 2003
(unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended	Three months ended
	March 31, 2004	March 31, 2003
Interest Income:
Interest and fees on loans	$20,098	$17,842
Interest on marketable securities:
Taxable	2,134	2,019
Non-taxable	100	35
Federal funds sold	—	67
Interest-bearing deposits with other banks	14	44

Total interest income	22,346	20,007

Interest expense:
Deposits	4,463	4,944
Short-term borrowings	306	160
Borrowings	932	764

Total interest expense	5,701	5,868

Net interest income	16,645	14,139
Provision for loan losses	(1,440)	(1,047)

Net interest income after provision for loan losses	15,205	13,092
Non-interest income:
Service charges on deposit accounts	1,074	944
Other banking service fees	183	288
Credit and debit card transaction fees	969	974
Gain on sale or call of investment securities	236	25
Check imprint income	136	135
Gain on sale of mortgage loans	566	919
Other	322	280

Total non-interest income	3,486	3,565

Non-interest expenses:
Salaries and employee benefits	5,613	5,147
Occupancy	1,815	1,318
Data Processing	677	545
Credit and debit card interchange	406	422
Equipment	1,032	857
Legal, accounting, and consulting	330	284
Marketing	552	362
Telephone	287	306
Supplies	194	208
Delivery	250	247
Other real estate owned	110	100
FDIC insurance premiums	44	43
Check imprint expense	130	124
Amortization of intangibles	28	29
Loss on sales of loans	435	—
Other	1,169	1,120

Total non-interest expenses	13,072	11,112

Income before income taxes	5,619	5,545
Income tax expense	2,045	2,079

Net income	$3,574	$3,466

Earnings per share:
Basic earnings per share	$0.47	$0.47

Diluted earnings per share	$0.46	$0.46

Dividends per common share	$0.11	$0.10

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary
Consolidated Condensed Statements of Comprehensive Income
For the three months ended March 31, 2004 and 2003
(unaudited)
(Dollars in thousands)

	Three months	Three months
	ended	ended
	March 31, 2004	March 31, 2003
Net Income	$3,574	$3,466
Other comprehensive income, net of tax-
Unrealized holding gains on securities available for sale arising during period	626	165
Reclassification adjustment for gains included in net income	(151)	(17)

Total comprehensive income	$4,049	$3,614

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary
Consolidated Condensed Statements of Cash Flows
For the three months ended March 31, 2004 and 2003
(unaudited)
(Dollars in thousands)

	Three Months	Three Months
	ended	ended
	March 31, 2004	March 31, 2003
Operating activities:
Net Income	$3,574	$3,466

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,440	1,047
Provision for decline in value of other real estate owned	34	82
Net gain on sale of other real estate owned	(42)	—
Depreciation and amortization	1,103	714
Compensation expense	58	—
Gain on sale of investment securities available for sale	(236)	—
Loss on sale of loans	435	—
Income tax benefit of stock options exercised	174	519
Increase in bank owned life insurance cash surrender value	(236)	(242)
Amortization of securities, net	143	(7)
Mortgage loans originated for sale	(30,869)	(52,777)
Proceeds from sale of mortgage loans available for sale	34,613	64,383
Deferred tax asset	146	106
Increase in accrued interest receivable	(495)	(127)
Decrease (increase) in other assets, net	1,378	(166)
Increase in other liabilities, net	2,315	544

Total adjustments	9,961	14,076

Net cash provided by operating activities	13,535	17,542

Cash flows from investing activities:
Net increase in loans	(56,391)	(50,039)
Purchases of investment securities carried at amortized cost	(995)	(5,492)
Maturities of investment securities carried at amortized cost	4,671	8,620
Purchases of investment securities carried at market	(49,123)	(31,069)
Maturities of investment securities carried at market	19,807	39,071
Sale of investment securities available for sale	17,261	—
Proceeds from the sale of loans	37,649	—
Purchases of premises and equipment	(4,061)	(1,529)
Decrease in goodwill	—	255
Proceeds from sales of and payments on other real estate owned	391	550

Net cash used in investing activities	(30,791)	(39,633)

Cash flows from financing activities:
Net increase in interest-bearing deposits	55,566	9,223
Net (decrease) increase in non-interest-bearing deposits	(10,041)	9,918
Net decrease in securities sold under repurchase agreements	(11,254)	(25,903)
Proceeds from borrowings	37,700	—
Payments on borrowings	(90,982)	(952)
Common stock issued	415	939
Dividends paid	(839)	(734)
Purchase of treasury stock	—	(331)

Net cash provided by financing activities	(19,435)	(7,840)

Decrease in cash and cash equivalents	(36,691)	(29,931)
Cash and cash equivalents at beginning of period	86,150	88,871

Cash and cash equivalents at end of period	$49,459	$58,940

Supplemental disclosure of noncash investing and financing activities:
Additions to other real estate owned in settlement of loans	$901	$178

Additions to loans in settlement of other real estate owned	$—	$64

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,749	$6,381

Cash paid for income taxes	$—	$—

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary
Notes to Consolidated Condensed Financial Statements
(unaudited)

1. Consolidated Condensed Financial Statements

The accompanying consolidated condensed financial statements of First State Bancorporation and subsidiary (the “Company”) are unaudited and include our accounts and those of our wholly owned subsidiary, First State Bank N.M. (the “Bank”). All significant intercompany accounts and transactions have been eliminated. Information contained in our consolidated condensed financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

Our consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2. New Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (selected entities with related contractual, ownership, voting or other monetary interests, including certain special purpose entities), and requires certain additional disclosure with respect to these entities. The provisions of FIN 46 are immediately applicable to variable interest entities created after January 31, 2003. Initially, FIN 46 was to apply in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In December 2003, the FASB issued FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” which specifically addresses trust preferred securities and determined that these types of trusts should not be consolidated as a variable interest entity. We adopted FIN 46R as of January 1, 2004 and deconsolidated our trust preferred securities issued by Trust I of $7.5 million and Trust II of $25.0 million which were previously included in Borrowings in our consolidated financial statements. As part of the deconsolidation of the trust preferred securities, we recorded the Junior Subordinated Deferrable Interest Debentures — Trust I of approximately $7.7 million in Borrowings, the Junior Subordinated Deferrable Interest Debentures — Trust II of approximately $25.8 million in Borrowings, and the investment in the Capital Securities of Trust I and Trust II of approximately $1.0 million in Other assets, net.

The Federal Reserve Board may in the future disallow inclusion of the trust-preferred securities in Tier 1 capital for regulatory capital purposes. In July 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve Board intends to review the regulatory implications of the change in accounting treatment of subsidiary trusts that issue trust preferred securities and, if necessary or warranted, provide further appropriate guidance.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how a business enterprise classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that a business enterprise classify financial instruments that are within its scope as liabilities (or as assets in some circumstances). SFAS 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The FASB has proposed to defer provisions related to mandatorily redeemable financial instruments to periods beginning after December 15, 2004. The adoption of SFAS 150 on July 1, 2003 did not have a material impact on our consolidated financial statements, and the adoption of deferred provisions at January 1, 2005 is not expected to have a material impact on our consolidated financial statements.

On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105 (“SAB 105”), “Application of Accounting Principles to Loan Commitments.” SAB 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. SAB 105 indicates that the expected future cash flows related to the associated servicing of the loan and any other internally-developed intangible assets should not be considered when recognizing a loan commitment at inception or through its life. SAB 105 also discusses disclosure requirements for loan commitments and is effective for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. We currently do not account for loan commitments as derivative instruments. We are currently evaluating the impact of applying the requirements of SAB 105 and at this time it is anticipated that the effect will not be material to our future consolidated financial statements.

3. Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this statement as of December 31, 2002 had no effect on our consolidated financial position or results of operations.

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

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands, except per share amounts)
Net income as reported:	$3,574	$3,466
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	37	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for awards, net of related tax effects	(138)	(3)

Pro forma net income	$3,473	$3,463

Earnings per share:
Basic – as reported	$0.47	$0.47

Basic – pro forma	$0.45	$0.47

Diluted – as reported	$0.46	$0.46

Diluted – pro forma	$0.45	$0.46

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

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months ended March 31:

	Three Months Ended March 31,
	2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
		(Dollars in thousands, except share and per share amounts)
Basic EPS:
Net income	$3,574	7,634,847	$0.47	$3,466	7,380,262	$0.47

Effect of dilutive securities Options	—	67,086		—	159,514

Diluted EPS:
Net income	$3,574	7,701,933	$0.46	$3,466	7,539,776	$0.46

5. Treasury Stock

Our Board of Directors has authorized us to purchase up to 525,000 shares of our common stock. We did not purchase any shares during the three months ended March 31, 2004, and as of March 31, 2004, we have purchased 392,050 shares. We may purchase additional shares, the amount of which will be determined by market conditions. We sponsor a deferred compensation plan, which is included in the consolidated financial statements. At March 31, 2004, the assets of the deferred compensation plan included 16,030 shares of Company common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements in this Form 10-Q are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The discussions regarding our growth strategy, competition, loan and deposit growth, timing of new branch openings, expansion opportunities, and response to consolidation in the banking industry include forward-looking statements. Other forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “approximately,” “intend,” “plan,” “estimate,” or “anticipate” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statement. Some factors include changes in interest rates, local business conditions, government regulations, loss of key personnel or inability to hire suitable personnel, faster or slower that anticipated growth, economic conditions, our competitors’ responses to our marketing strategy or new competitive conditions, and competition in the geographic and business areas in which we conduct our operations. We are not undertaking any obligation to update these risks to reflect events or circumstances after the date of this report to reflect the occurrence of unanticipated events.

Consolidated Condensed Balance Sheets

Our total assets decreased by $11.8 million from $1.647 billion as of December 31, 2003, to $1.635 billion as of March 31, 2004. The decrease was primarily made up of a $36.7 million decrease in cash and cash equivalents, offset by a $9.2 million increase in investment securities, and a $12.2 million increase in net loans.

The following table presents the amounts of our loans, by category, at the dates indicated.

	March 31, 2004		December 31, 2003		March 31, 2003
			(Dollars in thousands)
	Amount	%	Amount	%	Amount	%
Commercial	$160,287	12.9%	$160,261	13.0%	$112,077	10.6%
Real estate — commercial	608,947	48.9%	577,835	46.9%	465,496	44.1%
Real estate – one- to four-family	306,081	24.6%	338,272	27.5%	338,777	32.2%
Real estate — construction	133,195	10.7%	116,725	9.5%	94,825	9.0%
Consumer and other	30,646	2.5%	30,736	2.5%	34,095	3.2%
Mortgage loans available for sale	4,553	0.4%	7,656	0.6%	9,393	0.9%

Total	$1,243,709	100.0%	$1,231,485	100.0%	$1,054,663	100.0%

During the first quarter of 2004, we completed the sale of 194 mortgage loans with a carrying value of approximately $38.5 million obtained in the acquisition of First Community in 2002. These loans were sold at a discount resulting in a loss of $435,000, net of deferred loan fees.

Deposits, which are our main source of funds for loans and investments, increased by $45.5 million from $1.196 billion as of December 31, 2003, to $1.241 billion as of March 31, 2004. Securities sold under agreements to repurchase decreased $11.3 million from $63.7 million at December 31, 2003 to $52.4 million at March 31, 2004. Borrowings decreased $52.3 million from $249.3 million at December 31, 2003 to $197.0 million at March 31, 2004. The following table represents customer deposits, by category, at the dates indicated.

	March 31, 2004		December 31, 2003		March 31, 2003
			(Dollars in thousands)
	Amount	%	Amount	%	Amount	%
Non-interest-bearing	$259,528	20.9%	$269,569	22.5%	$198,981	18.1%
Interest-bearing demand	225,968	18.2%	199,792	16.7%	189,927	17.3%
Money market savings accounts	166,183	13.4%	157,887	13.2%	141,346	12.9%
Regular savings	67,344	5.4%	62,981	5.3%	56,123	5.1%
Certificates of deposit less than $100,000	236,120	19.0%	238,390	19.9%	287,217	26.1%
Certificates of deposit greater than $100,000	286,257	23.1%	267,256	22.4%	225,231	20.5%

Total	$1,241,400	100.0%	$1,195,875	100.0%	$1,098,825	100.0%

Consolidated Results of Operations For the Three Months Ended March 31, 2004

Our net income for the three months ended March 31, 2004, was $3.6 million, an increase of $108,000 or 3.1% from $3.5 million for the same period of 2003. The increase in net income resulted from an increase in net interest income of $2.5 million and a decrease in income taxes of $34,000, partially offset by an increase in non-interest expenses of $2.0 million and a decrease in non-interest income of $79,000. Our annualized return on average assets was 0.88% for the three months ended March 31, 2004, compared to 1.01% for the same period of 2003.

The net interest income increased $2.5 million to $16.6 million for the first quarter of 2004 compared to $14.1 million for the first quarter of 2003. This increase was composed of a $2.3 million increase in total interest income and a $167,000 decrease in total interest expense. The increase in interest income was composed of an increase of $4.4 million due to increased average interest earning assets of $237.6 million, offset by a $2.0 million decrease due to a 0.43% decrease in the yield on average interest earning assets. The increase in average interest-earning assets occurred in loans and investment securities. The increase in loans was made possible by our successful efforts to increase market share. The increase in total interest expense was composed of an increase of $820,000 due to increased average interest-bearing liabilities of $173.4 million, offset by a decrease of $987,000 due to a 0.37% decrease in the cost of interest-bearing liabilities. The increase in average interest-bearing liabilities was due to an increase in average interest-bearing deposits of $53.2 million and an increase in average borrowings of $118.1 million. The increase in interest-bearing deposits is a result of our success in increasing market share.

The decrease in yield on interest earning assets reflects the continued impact of the Federal Reserve Bank’s additional reduction of the discount rate in the second quarter of 2003. The reduction in the discount rate contributed to a corresponding reduction in the prime rate. A substantial portion of our loan portfolio consists of adjustable rate loans whose rates are adjusted based upon the then prevailing prime rate. The decrease in the prime rate has led to a corresponding reduction in the yield on our loan portfolio. Absent further changes in the discount rate by the Federal Reserve Bank, we anticipate that the downward pressure on the yield on the loan portfolio from the previous rate reductions will diminish in the second quarter of 2004. We aim to keep the maturity of our investment securities relatively short. As a result of the current low rate environment, our policy of investing in securities with short maturities has caused us to experience reduced yields on our securities as they mature and are reinvested.

The decrease in our cost of interest bearing liabilities is a result of lower interest payments made to our deposit and repurchase agreement customers. The interest rate that we pay to our deposit and repurchase agreement customers is influenced by the level of the discount rate. As a result of the reduction in the discount rate made by the Federal Reserve Bank in 2003, we reduced the interest rates that we pay on our customers’ deposits and repurchase agreements and reduced the corresponding interest payments to these customers.

We believe that the competitive environment for deposits will significantly determine the impact on the net interest margin of changes in interest rates. We also believe that additional decreases in rates would cause further compression of our net interest margin, while increases would cause an increase in our net interest margin.

Our provision for loan losses was $1.4 million for the first quarter of 2004, compared to $1.0 million for the first quarter of 2003. Net charge-offs for the first quarter of 2004 were $1.4 million compared to $681,000 for the first quarter of 2003. The allowance for loan losses to total loans was 1.14% and the ratio of allowance for loan losses to non-performing loans was 175% at March 31, 2004, compared to the allowance for loan losses to total loans of 1.16% and the ratio of allowance for loan losses to non-performing loans of 123% at March 31, 2003. Total non-performing assets to total assets were 0.62% at March 31, 2004, compared to 0.74% at March 31, 2003. We provide for loan losses based upon our judgments concerning the adequacy of the allowance for loan losses considering such factors as loan growth, delinquency trends, previous charge-off experience, and local and national economic conditions.

Our total non-interest income decreased by $79,000 to $3.5 million for the three months ended March 31, 2004, compared to $3.6 million for the same period of 2003. The gains on sales of mortgage loans decreased $353,000 from the first quarter of 2003 reflecting a lower level of loan origination and refinancing activity, which has steadily decreased since the second quarter of 2003. Other banking service fees decreased $105,000 over the first quarter of 2003. These decreases in non-interest income were offset by the gain on sale of securities of $236,000 during the first quarter of 2004 as First State repositioned a portion of the investment securities portfolio. Service charges increased $130,000 over the first quarter of 2003.

We believe that if interest rates remain at current levels or begin to increase, the demand for mortgage loans to refinance existing mortgage loans or for new home construction will decrease and we will continue to see lower levels in gains on sales of mortgage loans and other loan fees associated with our mortgage lending operations than that experienced in 2003.

Our total non-interest expenses increased by $2.0 million to $13.1 million for the first quarter of 2004, compared to $11.1 million for the same period of 2003. This increase was due partially to a $466,000 increase in salaries and employee benefits, a $497,000 increase in occupancy expense, a $175,000 increase in equipment expense, and a $190,000 increase in marketing and contributions. In addition, on March 30, 2004, First State completed the sale of 194 mortgage loans with a carrying value of approximately $38.5 million obtained in the acquisition of First Community in 2002. The sale to unrelated third parties resulted in a loss on sale of loans of $435,000 during the first quarter of 2004.

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

ALLOWANCE FOR LOAN LOSSES:

	March 31, 2004	December 31, 2003	March 31, 2003
		(Dollars in thousands)
Balance beginning of period	$14,121	$11,838	$11,838
Provision for loan losses	1,440	5,543	1,047
Net charge-offs	(1,438)	(3,260)	(681)

Balance end of period	$14,123	$14,121	$12,204

Allowance for loan losses to total loans	1.14%	1.15%	1.16%
Allowance for loan losses to non-performing loans	175%	113%	123%

NON-PERFORMING ASSETS:

	March 31, 2004	December 31, 2003	March 31, 2003
		(Dollars in thousands)
Accruing loans – 90 days past due	$—	$13	$—
Non-accrual loans	8,070	12,515	9,912

Total non-performing loans	8,070	12,528	9,912
Other real estate owned	2,075	1,557	390

Total non-performing assets	$10,145	$14,085	$10,302

Potential problem loans	$17,099	$15,115	$14,373
Total non-performing assets to total assets	0.62%	0.86%	0.74%

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

	Three Months Ended March 31,
	2004			2003
		Interest	Average		Interest	Average
	Average	Income or	Yield	Average	Income or	Yield
	Balance	Expense	or Cost	Balance	Expense	or Cost
			(Dollars in thousands)
Assets
Loans:
Commercial	$157,490	$2,173	5.55%	$96,479	$1,520	6.39%
Real estate—mortgage	933,608	15,051	6.48%	783,230	13,661	7.07%
Real estate—construction	124,449	2,102	6.79%	99,904	1,678	6.81%
Consumer	30,619	707	9.29%	34,693	857	10.02%
Mortgage	4,594	65	5.69%	9,447	126	5.41%
Other	553	—	—	698	—	—

Total loans	1,251,313	20,098	6.46%	1,024,451	17,842	7.06%
Allowance for loan losses	(14,332)			(12,129)
Securities:
U.S. government and mortgage-backed	213,508	2,049	3.86%	187,729	1,964	4.24%
State and political subdivisions:
Nontaxable	10,859	100	3.70%	3,142	35	4.51%
Taxable	—	—	—	519	2	1.91%
Other	16,189	85	2.11%	6,105	53	3.51%

Total securities	240,556	2,234	3.74%	197,495	2,054	4.22%
Interest-bearing deposits with banks	6,627	14	0.85%	15,546	44	1.15%
Federal funds sold	—	—	—	23,420	67	1.16%

Total interest-earning assets	1,498,496	22,346	6.00%	1,260,912	20,007	6.43%
Non-interest-earning assets:
Cash and due from banks	45,639			44,176
Other	108,722			98,969

Total non-interest-earning assets	154,361			143,145

Total assets	$1,638,525			$1,391,928

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$220,974	$247	0.45%	$195,363	$232	0.48%
Certificates of deposit > $100,000	272,703	1,849	2.73%	225,201	1,971	3.55%
Certificates of deposit < $100,000	237,854	1,700	2.87%	293,624	2,078	2.87%
Money market savings accounts	160,932	532	1.33%	135,991	549	1.64%
Regular savings accounts	64,738	135	0.84%	53,841	114	0.86%

Total interest-bearing deposits	957,201	4,463	1.88%	904,020	4,944	2.22%
Federal funds purchased and securities sold under agreements to repurchase	59,564	46	0.31%	58,419	72	0.50%
Borrowings	198,157	802	1.63%	80,060	448	2.27%
Trust Preferred securities	33,506	390	4.68%	32,500	404	5.03%

Total interest-bearing liabilities	1,248,428	5,701	1.84%	1,074,999	5,868	2.21%
Non-interest-bearing demand accounts	249,700			190,931
Other non-interest-bearing liabilities	5,006			5,203

Total liabilities	1,503,134			1,271,133
Stockholders’ equity	135,391			120,795

Total liabilities and stockholders’ equity	$1,638,525			$1,391,928

Net interest income		$16,645			$14,139

Net interest spread			4.16%			4.22%
Net interest margin			4.47%			4.55%
Ratio of average interest-earning assets to average interest-bearing liabilities			120.03%			117.29%

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

Rising and falling interest rate environments can have various impacts on a bank’s net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank’s various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of March 31, 2004, our cumulative interest rate gap for the period up to three months was a positive $460.6 million and for the period up to one year was a positive $387.0 million. Based solely on our interest rate gap of twelve months or less, our net income could be unfavorably impacted by decreases in interest rates or favorably impacted by increases in interest rates.

The following table sets forth our estimate of maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at March 31, 2004. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with accounting principles generally accepted in the United States of America. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

		Three
	Less than	months to
	three	less than one	One to five	Over five
	months	year	years	years	Total
		(Dollars in thousands)
Interest-earning assets:
Investment securities	$46,863	$44,335	$104,347	$48,789	$244,334
Interest-bearing deposits with other banks	2,749	—	—	—	2,749
Loans:
Commercial	119,393	19,886	20,174	834	160,287
Real estate	569,875	180,526	271,700	30,675	1,052,776
Consumer	11,382	6,595	12,081	588	30,646

Total interest-earning assets	$750,262	$251,342	$408,302	$80,886	$1,490,792

Interest-bearing liabilities:
Savings and NOW accounts	$—	$80,118	$320,715	$58,662	$459,495
Certificates of deposit greater than $100,000	69,165	117,855	97,564	1,673	286,257
Certificates of deposit less than $100,000	55,939	104,017	74,038	2,126	236,120
Securities sold under agreements to repurchase	52,432	—	—	—	52,432
Other borrowings	112,175	22,907	61,629	335	197,046

Total interest-bearing liabilities	$289,711	$324,897	$553,946	$62,796	$1,231,350

Interest rate gap	$460,551	($73,555)	($145,644)	$18,090	$259,442

Cumulative interest rate gap at March 31, 2004	$460,551	$386,997	$241,352	$259,442

Cumulative gap ratio at March 31, 2004	2.59	1.63	1.21	1.21

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004 pursuant to Exchange Act rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of management’s evaluation.

PART II. – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

Exhibit
No.	Description
3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (6)

3.3	Amended Bylaws of First State Bancorporation. (2)

4.1	Shareholder Protection Rights Agreement dated October 25, 1996. (3)

10.1	Executive Employment Agreement. (5)

10.2	Code of Ethics for Executives. (2)

10.3	First State Bancorporation 2003 Equity Incentive Plan. (4)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.

(2)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003.

(3)	Incorporated by reference from First State Bancorporation’s Form 10-QSB for the quarter ended September 30, 1996.

(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003.

(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001.

(6)	Incorporated by reference from First State Bancorporation’s 10-KSB for the year ended December 31, 1997.

     (b) Reports on Form 8-K.

On January 20, 2004, we filed a current report on Form 8-K announcing our fourth quarter 2003 financial results.

On February 24, 2004, we filed a current report on Form 8-K announcing a Form 425 for Boston Private Financial Holdings was filed which inadvertently used First State Bancorporation’s CIK filing codes in the required submission header tag referencing us as the “subject company”. The subject company of the acquisition by Boston Financial Holdings should have been First State Bancorp (OTC BB: FCAL.OB) headquartered in California and is not affiliated with First State Bancorporation (NASDAQ:FSNM).

On April 1, 2004, we filed a current report on Form 8-K announcing our completed sale of certain residential mortgage loans obtained in the acquisition of First Community Industrial Bank in 2002. The sale to unrelated third parties included 194 loans with a carrying value of approximately $38.5 million at a price of 97.75 percent.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST STATE BANCORPORATION

Date: May 6, 2004	By: /s/ Michael R. Stanford

Michael R. Stanford, President & Chief Executive Officer

Date: May 6, 2004	By: /s/ Christopher C. Spencer

Christopher C. Spencer, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (6)

3.3	Amended Bylaws of First State Bancorporation. (2)

4.1	Shareholder Protection Rights Agreement dated October 25, 1996. (3)

10.1	Executive Employment Agreement. (5)

10.2	Code of Ethics for Executives. (2)

10.3	First State Bancorporation 2003 Equity Incentive Plan. (4)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.

(2)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003.

(3)	Incorporated by reference from First State Bancorporation’s Form 10-QSB for the quarter ended September 30, 1996.

(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003.

(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001.

(6)	Incorporated by reference from First State Bancorporation’s 10-KSB for the year ended December 31, 1997.