Form 10-Q
period 2004-06-30
FIRST STATE BANCORPORATION
filed 2004-08-06
CIK 897861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_______________ to _______________

Commission file number 001-12487

FIRST STATE BANCORPORATION

(Exact name of registrant as specified in its charter)

NEW MEXICO (State or other jurisdiction of incorporation or organization)	85-0366665 (IRS Employer Identification No.)

7900 JEFFERSON NE ALBUQUERQUE, NEW MEXICO (Address of principal executive offices)	87109 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,647,909 shares of common stock, no par value, outstanding as of August 3, 2004.

FIRST STATE BANCORPORATION AND SUBSIDIARY

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

First State Bancorporation and Subsidiary
Consolidated Condensed Balance Sheets
(unaudited)
(Dollars in thousands, except share and per share amounts)

	June 30, 2004	December 31, 2003
Assets
Cash and due from banks	$53,353	$52,626
Interest-bearing deposits with other banks	1,051	33,524

Total cash and cash equivalents	54,404	86,150

Investment securities:
Available for sale (at market, amortized cost of $188,032 at June 30, 2004, and $135,005 at December 31, 2003)	184,221	135,530
Held to maturity (at amortized cost, market value of $73,858 at June 30, 2004, and $85,147 at December 31, 2003)	75,234	84,902
Federal Home Loan Bank stock and Federal Reserve Bank stock, at cost	14,505	14,688

Total investment securities	273,960	235,120

Mortgage loans available for sale	8,896	7,656
Loans held for investment net of unearned interest	1,261,216	1,223,829
Less allowance for loan losses	(14,555)	(14,121)

Net loans	1,255,557	1,217,364

Premises and equipment, net	28,540	22,993
Accrued interest receivable	5,883	5,582
Other real estate owned	1,323	1,557
Goodwill	43,223	43,223
Cash surrender value of bank owned life insurance	19,541	19,111
Deferred tax asset, net	4,561	3,479
Other assets, net	12,051	12,160

Total assets	$1,699,043	$1,646,739

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$267,711	$269,569
Interest-bearing	1,004,640	926,306

Total deposits	1,272,351	1,195,875

Securities sold under agreements to repurchase	51,989	63,686
Borrowings	233,358	249,322
Other liabilities	5,487	5,415

Total liabilities	1,563,185	1,514,298

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized; issued 8,055,235 at June 30, 2004 and 8,013,072 at December 31, 2003; outstanding 7,647,155 at June 30, 2004 and 7,604,992 at December 31, 2003	88,243	87,304
Treasury stock, at cost (408,080 shares at June 30, 2004 and December 31, 2003)	(6,335)	(6,335)
Retained earnings	56,677	51,539
Unearned compensation	(288)	(403)
Accumulated other comprehensive income -
Unrealized (loss) gain on investment securities, net of tax	(2,439)	336

Total stockholders’ equity	135,858	132,441

Total liabilities and stockholders’ equity	$1,699,043	$1,646,739

Book value per share	$17.77	$17.42

Tangible book value per share	$12.02	$11.63

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary
Consolidated Condensed Statements of Operations
For the three and six months ended June 30, 2004 and 2003
(unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Interest Income:
Interest and fees on loans	$19,951	$18,738	$40,049	$36,580
Interest on investment securities:
Taxable	2,149	1,912	4,283	3,931
Non-taxable	104	36	204	71
Federal funds sold	—	24	—	91
Interest-bearing deposits other banks	14	11	28	55

Total interest income	22,218	20,721	44,564	40,728

Interest expense:
Deposits	4,602	4,782	9,065	9,726
Short-term borrowings	266	158	572	318
Borrowings	831	750	1,763	1,514

Total interest expense	5,699	5,690	11,400	11,558

Net interest income	16,519	15,031	33,164	29,170
Provision for loan losses	(830)	(1,271)	(2,270)	(2,318)

Net interest income after provision for loan losses	15,689	13,760	30,894	26,852
Non-interest income:
Service charges on deposit accounts	1,111	1,141	2,185	2,085
Other banking service fees	196	296	379	584
Credit and debit card transaction fees	1,188	982	2,157	1,956
Gain on sale or call of investment securities	—	8	236	33
Check imprint income	143	135	279	270
Gain on sale of mortgage loans	529	1,156	1,095	2,075
Other	328	282	650	562

Total non-interest income	3,495	4,000	6,981	7,565

Non-interest expenses:
Salaries and employee benefits	5,728	5,322	11,341	10,469
Occupancy	1,968	1,444	3,783	2,762
Data processing	720	570	1,397	1,115
Credit and debit card interchange	522	388	928	810
Equipment	1,075	873	2,107	1,730
Legal, accounting, and consulting	309	315	639	599
Marketing	656	567	1,208	929
Telephone	337	389	624	695
Supplies	219	192	413	400
Delivery	253	257	503	504
Other real estate owned	147	55	257	155
FDIC insurance premiums	45	44	89	87
Check imprint expense	142	129	272	253
Amortization of intangibles	28	28	56	57
Loss on sale of loans	—	—	435	—
Other	1,770	1,141	2,939	2,261

Total non-interest expenses	13,919	11,714	26,991	22,826

Income before income taxes	5,265	6,046	10,884	11,591
Income tax expense	1,944	2,315	3,989	4,394

Net income	$3,321	$3,731	$6,895	$7,197

Earnings per share:
Basic earnings per share	$0.43	$0.50	$0.90	$0.97

Diluted earnings per share	$0.43	$0.49	$0.89	$0.95

Dividends per common share	$0.12	$0.11	$0.23	$0.21

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary
Consolidated Condensed Statements of Comprehensive Income
For the three and six months ended June 30, 2004 and 2003
(unaudited)
(Dollars in thousands)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net Income	$3,321	$3,731	$6,895	$7,197
Other comprehensive (loss) income net of tax-
Unrealized holding (losses) gains on securities available for sale arising during period	(3,250)	293	(2,624)	458
Reclassification adjustment for losses (gains) included in net income	—	(5)	(151)	(22)

Total comprehensive income	$71	$4,019	$4,120	$7,633

See accompanying notes to unaudited consolidated condensed financial statements

First State Bancorporation and Subsidiary
Consolidated Condensed Statements of Cash Flows
For the three and six months ended June 30, 2004 and 2003
(unaudited)
(Dollars in thousands)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Operating activities:
Net Income	$3,321	$3,731	$6,895	$7,197

Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	830	1,271	2,270	2,318
Provision for decline in value of other real estate owned	22	11	56	93
Net gain on sale of other real estate owned	(80)	(27)	(122)	(27)
Depreciation and amortization	1,258	754	2,361	1,468
Compensation expense	57	—	115	—
Gain on sale of investment securities available for sale	—	—	(236)	—
Loss on disposal of fixed assets	163	—	163	—
Loss on sale of loans	—	—	435	—
Income tax benefit of stock options exercised	93	553	267	1,072
Increase in bank owned life insurance cash surrender value	(194)	(245)	(430)	(487)
Amortization of securities, net	279	(348)	422	(355)
Mortgage loans originated for sale	(42,056)	(68,214)	(72,925)	(120,991)
Proceeds from sale of mortgage loans available for sale	38,315	64,911	72,928	129,294
Deferred tax asset	333	28	479	134
Decrease (increase) in accrued interest receivable	194	236	(301)	109
Decrease (increase) in other assets, net	(696)	2,170	682	2,004
Increase (decrease) in other liabilities, net	(2,243)	(167)	72	377

Total adjustments	(3,725)	933	6,236	15,009

Net cash (used) provided by operating activities	(404)	4,664	13,131	22,206

Cash flows from investing activities:
Net increase in loans	(23,502)	(52,532)	(79,893)	(102,571)
Purchases of investment securities carried at amortized cost	—	(18,000)	(995)	(23,492)
Maturities of investment securities carried at amortized cost	5,826	11,182	10,497	19,802
Purchases of investment securities carried at market	(51,409)	(42,066)	(100,532)	(73,135)
Maturities of investment securities carried at market	10,600	24,810	30,407	63,881
Sale of investment securities available for sale	—	—	17,261	—
Proceeds from the sale of loans	—	—	37,649	—
Purchases of premises and equipment	(3,577)	(2,370)	(7,638)	(3,899)
(Increase) decrease in goodwill	—	(66)	—	189
Proceeds from sales of and payments on other real estate owned	1,252	226	1,643	776

Net cash used in investing activities	(60,810)	(78,816)	(91,601)	(118,449)

Cash flows from financing activities:
Net increase in interest-bearing deposits	22,768	13,678	78,334	22,901
Net increase (decrease) in non-interest-bearing deposits	8,183	17,970	(1,858)	27,888
Net increase (decrease) in securities sold under repurchase agreements	(443)	3,459	(11,697)	(22,444)
Proceeds from borrowings	57,300	50,000	95,000	50,000
Payments on borrowings	(20,988)	(20,960)	(111,970)	(21,912)
Common stock issued	257	529	672	1,468
Dividends paid	(918)	(824)	(1,757)	(1,558)
Purchase of treasury stock	—	—	—	(331)

Net cash provided by financing activities	66,159	63,852	46,724	56,012

Increase (decrease) in cash and cash equivalents	4,945	(10,300)	(31,746)	(40,231)
Cash and cash equivalents at beginning of period	49,459	58,940	86,150	88,871

Cash and cash equivalents at end of period	$54,404	$48,640	$54,404	$48,640

Supplemental disclosure of noncash investing and financing activities:
Additions to other real estate owned in settlement of loans	$442	$193	$1,343	$371

Additions to loans in settlement of other real estate owned	—	—	—	64

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,728	$5,943	$11,477	$12,324

Cash paid for income taxes	$3,691	$2,083	$3,691	$2,083

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

Our consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2. New Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (selected entities with related contractual, ownership, voting or other monetary interests, including certain special purpose entities), and requires certain additional disclosure with respect to these entities. The provisions of FIN 46 are immediately applicable to variable interest entities created after January 31, 2003. Initially, FIN 46 was to apply in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In December 2003, the FASB issued FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” which specifically addresses trust preferred securities and determined that these types of trusts should not be consolidated as a variable interest entity. We adopted FIN 46R as of January 1, 2004 and deconsolidated our trust preferred securities issued by Trust I of $7.5 million and Trust II of $25.0 million which were previously included in Borrowings in our consolidated financial statements. As part of the deconsolidation of the trust preferred securities, we recorded the Junior Subordinated Deferrable Interest Debentures - Trust I of approximately $7.7 million in Borrowings, the Junior Subordinated Deferrable Interest Debentures - Trust II of approximately $25.8 million in Borrowings, and the investment in the Capital Securities of Trust I and Trust II of approximately $1.0 million in Other assets, net.

On May 6, 2004, the Federal Reserve Board released a notice of proposed rulemaking (NPR) pertaining to the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. This NPR was subject to public comment until July 11, 2004 and therefore may be revised. The NPR proposes two substantive changes in the capital treatment of trust preferred securities that would impact bank holding companies and a number of clarifications of existing policies and guidelines. The substantive changes included in the NPR that effect bank holding companies provide that: 1) As of March 31, 2007, the amount of trust preferred securities that a bank holding company may include as Tier 1 capital will be limited to 25% of the sum of all core capital elements including trust preferred securities, net of goodwill, and 2) After March 31, 2007, amounts of trust preferred securities in excess of the 25% limit will be included in Tier 2 capital, limited to 50% of Tier 1 capital.

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

On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105 (“SAB 105”), “Application of Accounting Principles to Loan Commitments.” SAB 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. SAB 105 indicates that the expected future cash flows related to the associated servicing of the loan and any other internally-developed intangible assets should not be considered when recognizing a loan commitment at inception or through its life. SAB 105 also discusses disclosure requirements for loan commitments and is effective for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The adoption of SAB105 on April 1, 2004 did not have a material impact on our consolidated financial statements.

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

	Three months		Six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Net income as reported:	$3,321	$3,731	$6,895	$7,197
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	36	11	73	11
Deduct: Total stock-based employee compensation expense determined under fair value-based method for awards, net of related tax effects	(339)	(15)	(477)	(18)

Pro forma net income	$3,018	$3,727	$6,491	$7,190

Earnings per share:
Basic – as reported	$0.43	$0.50	$0.90	$0.97

Basic – pro forma	$0.39	$0.50	$0.85	$0.97

Diluted – as reported	$0.43	$0.49	$0.89	$0.95

Diluted – pro forma	$0.39	$0.49	$0.84	$0.95

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

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and six months ended June 30:

			Three months ended June 30,
	2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
		(Dollars in thousands, except share and per share amounts)
Basic EPS:
Net income	$3,321	7,651,873	$0.43	$3,731	7,423,589	$0.50

Effect of dilutive securities:
Options		62,499			141,687
Diluted EPS:

Net income	$3,321	7,714,372	$0.43	$3,731	7,565,276	$0.49

		Six months ended June 30,
	2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
		(Dollars in thousands, except share and per share amounts)
Basic EPS:
Net income	$6,895	7,643,360	$0.90	$7,197	7,402,045	$0.97

Effect of dilutive securities:
Options		65,599			150,867
Diluted EPS:

Net income	$6,895	7,708,959	$0.89	$7,197	7,552,912	$0.95

For the three months ended June 30, 2004, approximately 378,000 of our stock options outstanding and 305,000 for the six months ended June 30, 2004 were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were equal to or greater than the average share price of the common shares, and therefore their inclusion would have been anti-dilutive. These options could be dilutive in the future. For the three and six months ended June 30, 2003 no options were excluded from the calculation as the exercise prices of the stock options were less than the average share price of the common shares.

5. Treasury Stock

Our Board of Directors has authorized us to purchase up to 525,000 shares of our common stock. We did not purchase any shares during the six months ended June 30, 2004, and as of June 30, 2004, we have purchased 392,050 shares. We may purchase additional shares, the amount of which will be determined by market conditions. We sponsor a deferred compensation plan, which is included in the consolidated financial statements. At June 30, 2004, the assets of the deferred compensation plan included 16,030 shares of Company common stock.

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

Consolidated Condensed Balance Sheets

Our total assets increased by $52.3 million from $1.647 billion as of December 31, 2003, to $1.699 billion as of June 30, 2004. The increase was primarily made up of a $38.8 million increase in investment securities and a $38.2 million increase in net loans offset by a $31.7 million decrease in cash and cash equivalents.

At June 30, 2004, we had an unrealized loss in our available for sale investment portfolio of $3.8 million due to fluctuations in market interest rates. We have the ability to hold these investments until a market price recovery, maturity of the securities, or a modification of our investment strategy and therefore we have concluded that these investments are not other than temporarily impaired.

The following table presents the amounts of our loans, by category, at the dates indicated.

	June 30, 2004		December 31, 2003		June 30, 2003
			(Dollars in thousands)
	Amount	%	Amount	%	Amount	%
Commercial	$171,879	13.5%	$160,261	13.0%	$118,420	10.7%
Real estate-commercial	618,369	48.7%	577,835	46.9%	515,038	46.4%
Real estate-one- to four- family	293,957	23.1%	338,272	27.5%	330,059	29.7%
Real estate-construction	147,296	11.6%	116,725	9.5%	99,751	9.0%
Consumer and other	29,715	2.4%	30,736	2.5%	32,490	2.9%
Mortgage loans available for sale	8,896	0.7%	7,656	0.6%	14,057	1.3%

Total	$1,270,112	100.0%	$1,231,485	100.0%	$1,109,815	100.0%

During the first quarter of 2004, we completed the sale of 194 mortgage loans with a carrying value of approximately $38 million obtained in the acquisition of First Community in 2002. These loans were sold at a discount resulting in a loss of $435,000, net of deferred loan fees.

Deposits, which are our main source of funds for loans and investments, increased by $76.5 million from $1.196 billion as of December 31, 2003, to $1.272 billion as of June 30, 2004. Securities sold under agreements to repurchase decreased $11.7 million from $63.7 million at December 31, 2003 to $52.0 million at June 30, 2004. Borrowings decreased $15.9 million from $249.3 million at December 31, 2003 to $233.4 million at June 30, 2004.

The following table represents customer deposits, by category, at the dates indicated.

	June 30, 2004		December 31, 2003		June 30, 2003
			(Dollars in thousands)
	Amount	%	Amount	%	Amount	%
Non-interest-bearing	$267,711	21.0%	$269,569	22.5%	$216,951	19.2%
Interest-bearing demand	236,942	18.6%	199,792	16.7%	208,578	18.4%
Money market savings accounts	171,670	13.5%	157,887	13.2%	131,125	11.6%
Regular savings	67,754	5.3%	62,981	5.3%	58,636	5.2%
Certificates of deposit less than $100,000	231,129	18.2%	238,390	19.9%	273,973	24.3%
Certificates of deposit greater than $100,000	297,145	23.4%	267,256	22.4%	241,210	21.3%

Total	$1,272,351	100.0%	$1,195,875	100.0%	$1,130,473	100.0%

Consolidated Results of Operations For the Three Months Ended June 30, 2004

Our net income for the three months ended June 30, 2004, was $3.3 million, a decrease of $410,000 or 11% from $3.7 million for the same period of 2003. The decrease in net income resulted from a decrease in non-interest income of $505,000 and an increase in non-interest expenses of $2.2 million partially offset by an increase in net interest income of

$1.5 million, a decrease in the provision for loan losses of $441,000, and a decrease in income taxes of $371,000. Our annualized return on average assets was 0.80% for the three months ended June 30, 2004, compared to 1.05% for the same period of 2003.

Our net interest income increased $1.5 million to $16.5 million for the second quarter of 2004 compared to $15.0 million for the second quarter of 2003. This increase was composed primarily of a $1.5 million increase in total interest income, as total interest expense remained consistent with the second quarter of prior year. The increase in interest income was composed of an increase of $3.4 million due to increased average interest earning assets of $221.5 million, offset by a $1.9 million decrease due to a 0.53% decrease in the yield on average interest earning assets. The increase in average interest-earning assets primarily occurred in loans and investment securities. The increase in loans was made possible by our successful efforts to increase market share and the increase in our investment securities is driven solely by purchases of new securities to satisfy collateral pledging requirements. The increase in total interest expense was composed of an increase of $670,000 due to increased average interest-bearing liabilities of $172.3 million, offset by a decrease of $660,000 due to a 0.29% decrease in the cost of interest-bearing liabilities. The increase in average interest-bearing liabilities was due to an increase in average interest-bearing deposits of $91.0 million and an increase in average borrowings of $82.2 million. The increase in interest-bearing deposits is a result of our success in increasing market share.

The decrease in yield on interest earning assets of 0.53% reflects the residual impact of the Federal Reserve Bank’s past reduction of the discount rate in the second quarter of 2003 and the sale of $38 million in mortgage loans at the end of the first quarter of 2004. The reduction in the discount rate contributed to a corresponding reduction in the prime rate. A substantial portion of our loan portfolio consists of adjustable rate loans whose rates are adjusted based upon the then prevailing prime rate. The decrease in the prime rate has led to a corresponding reduction in the yield on our loan portfolio. The mortgage loans sold in the first quarter had a higher average rate than the majority of our other loans which further reduced the yield on the loan portfolio. We aim to keep the maturity of our investment securities relatively short. As a result of the current low rate environment, our policy of investing in securities with short maturities has caused us to experience reduced yields on our securities as they mature and are reinvested. We believe that further decreases in the yield on our loan portfolio will be minimized by the recent Federal Reserve Bank rate increase in the second quarter of 2004.

The decrease in our cost of interest bearing liabilities is a result of lower interest payments made to our deposit and repurchase agreement customers. The interest rate that we pay to our deposit and repurchase agreement customers is influenced by the level of the discount rate. As a result of the reduction in the discount rate made by the Federal Reserve Bank in 2003, we reduced the interest rates that we pay on our customers’ deposits and repurchase agreements and reduced the corresponding interest payments to these customers. We believe that the recent increase in the discount rate will cause the interest rates that we pay on our customers’ deposits and repurchase agreements to increase slightly in the coming months due to the competitive environment for deposits.

We believe that the competitive environment for deposits will significantly determine the impact on the net interest margin of changes in interest rates. We also believe that additional increases in rates would cause an increase in out net interest margin, while decreases would cause further compression of our net interest margin.

Our provision for loan losses was $830,000 for the second quarter of 2004, compared to $1.3 million for the second quarter of 2003. Net charge-offs for the second quarter of 2004 were $398,000 compared to $490,000 for the second quarter of 2003. The allowance for loan losses to total loans was 1.15% and the ratio of allowance for loan losses to non-performing loans was 171% at June 30, 2004, compared to the allowance for loan losses to total loans of 1.17% and the ratio of allowance for loan losses to non-performing loans of 130% at June 30, 2003. Total non-performing assets to total assets were 0.58% at June 30, 2004, compared to 0.72% at June 30, 2003. We provide for loan losses based upon our judgments concerning the adequacy of the allowance for loan losses considering such factors as loan growth, delinquency trends, previous charge-off experience, and local and national economic conditions.

Our total non-interest income decreased by $505,000 to $3.5 million for the three months ended June 30, 2004, compared to $4.0 million for the same period of 2003. The decrease was primarily composed of a $627,000 decrease in gain on sale of mortgage loans, reflecting a lower level of loan origination and refinancing activity, which has steadily decreased since the second quarter of 2003, and a $206,000 increase in credit and debit card transaction fees resulting from increased customer activity. In the second quarter of 2004, we reorganized the mortgage lending division of the Bank including a change in management who will be looking to expand our current market share.

We believe that if interest rates remain at current levels or begin to increase, the demand for mortgage loans to refinance existing mortgage loans or for new home construction will decrease and we will continue to see lower levels in gains on sales of mortgage loans and other loan fees associated with our mortgage lending operations than that experienced in 2003 unless we can successfully increase our market share.

Our total non-interest expenses increased by $2.2 million to $13.9 million for the second quarter of 2004, compared to $11.7 million for the same period of 2003. This increase was due partially to a $406,000 increase in salaries and employee benefits, a $524,000 increase in occupancy expense, a $202,000 increase in equipment expense, and a $629,000 increase in other non-interest expenses. Other non-interest expenses in the second quarter 2004 include a loss of $215,000 from a robbery, $98,000 from restructuring the bank’s mortgage operation, and $47,000 from the write-off of abandoned lockbox software.

Consolidated Results of Operations For the Six Months Ended June 30, 2004

Our net income for the six months ended June 30, 2004, was $6.9 million, a decrease of $302,000 or 4% from $7.2 million for the same period of 2003. The decrease in net income resulted from a decrease in non-interest income of $584,000 and an increase in non-interest expenses of $4.2 million partially offset by an increase in net interest income of $4.0 million, a decrease in the provision for loan losses of $48,000, and a decrease in income taxes of $405,000. Our annualized return on average assets was 0.84% for the six months ended June 30, 2004, compared to 1.03% for the same period of 2003.

Our net interest income increased $4.0 million to $33.2 million for the six months ended June 30, 2004 compared to $29.2 million for the same period of 2003. This increase was composed of a $3.8 million increase in total interest income and a $158,000 decrease in total interest expense. The increase in interest income was composed of an increase of $7.7 million due to increased average interest earning assets of $229.0 million offset by a $3.9 million decrease due to a 0.48% decrease in the yield on average interest earning assets. The decrease in total interest expense was composed of an increase of $1.4 million due to increased average interest-bearing liabilities of $172.9 million, offset by a decrease of $1.6 million due to a 0.33% decrease in the cost of interest-bearing liabilities. The increase in average interest-bearing liabilities was due to an increase in average interest-bearing deposits of $72.1 million and an increase in average borrowings of $100.2 million. The increase in interest-bearing deposits is a result of our success in increasing market share.

Our provision for loan losses was $2.3 million for the first six months of 2004, compared to $2.3 million for the first six months of 2003. Net charge-offs for the six months ended June 30, 2004 were $1.8 million compared to $1.2 million for the six months ended June 30, 2003. The allowance for loan losses to total loans was 1.15% and the ratio of allowance for loan losses to non-performing loans was 171% at June 30, 2004, compared to the allowance for loan losses to total loans of 1.17% and the ratio of allowance for loan losses to non-performing loans of 130% at June 30, 2003. Total non-performing assets to total assets were 0.58% at June 30, 2004, compared to 0.72% at June 30, 2003. We provide for loan losses based upon our judgments concerning the adequacy of the allowance for loan losses considering such factors as loan growth, delinquency trends, previous charge-off experience, and local and national economic conditions.

Our total non-interest income decreased by $584,000 to $7.0 million for the six months ended June 30, 2004, compared to $7.6 million for the same period of 2003. For the first six months of 2004 compared to the first six months of 2003, the gains on sales of mortgage loans decreased $980,000 reflecting a lower level of loan origination and refinancing activity, which has steadily decreased since the second quarter of 2003, and other banking service fees decreased $205,000 offset by credit and debit card transaction fees that increased $201,000. In addition, non-interest income for the first six months of 2004 includes the gain on sale of securities of $236,000 during the first quarter of 2004 as we repositioned a portion of our investment securities portfolio.

Our total non-interest expenses increased by $4.2 million to $27.0 million for the six months ended June 30, 2004, compared to $22.8 million for the same period of 2003. This increase was due partially to an $872,000 increase in salaries and employee benefits, a $1.2 million increase in occupancy expense, and a $377,000 increase in equipment expense. The increases in salary, occupancy, and equipment expense are due primarily to overall expansion of our infrastructure to better serve the needs of our customers. The increase in occupancy expense and equipment expense from 2003 was impacted by repositioning several branch locations in Colorado and opening three additional branches and a new support services facility in New Mexico. We anticipate additional increases in non-interest expenses in the second half of 2004 due primarily to the relocation of our Salt Lake City branch which is scheduled to be completed in September 2004 and additional costs related to the expansion of our mortgage lending division. In addition, the six months ended 2004 includes the sale of 194 mortgage loans with a carrying value of approximately $38 million obtained in the acquisition of First Community in 2002 to unrelated third parties which resulted in a loss on sale of loans of $435,000 during the first quarter of 2004.

Allowance for Loan Losses

We use a systematic methodology, which is applied monthly, to determine the amount of allowance for loan losses and the resultant provisions for loan losses we consider adequate to provide for anticipated loan losses. The allowance is increased by provisions charged to operations and reduced by loan charge-offs, net of recoveries. The following table sets forth information regarding changes in our allowance for loan losses for the periods indicated. The principal factors affecting the amount of the provision in each of the periods presented was growth in the loan portfolio and net charge-offs.

	Six months ended	Twelve months ended	Six months ended
	June 30, 2004	December 31, 2003	June 30, 2003
		(Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
Balance beginning of period	$14,121	$11,838	$11,838
Provision for loan losses	2,270	5,543	2,318
Net charge-offs	(1,836)	(3,260)	(1,171)

Balance end of period	$14,555	$14,121	$12,985

Allowance for loan losses to total loans	1.15%	1.15%	1.17%
Allowance for loan losses to non-performing loans	171%	113%	130%

NON-PERFORMING ASSETS:
Accruing loans – 90 days past due	$9	$13	$24
Non-accrual loans	8,478	12,515	10,001

Total non-performing loans	8,487	12,528	10,025
Other real estate owned	1,323	1,557	373

Total non-performing assets	$9,810	$14,085	$10,398

Potential problem loans	$20,854	$15,115	$13,985

Total non-performing assets to total assets	0.58%	0.86%	0.72%

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

	Three Months Ended June 30,
	2004			2003
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
	Balance	Expense	Cost	Balance	Expense	Cost
			(Dollars in thousands)
Assets
Loans:
Commercial	$162,441	$2,264	5.61%	$109,007	$1,684	6.20%
Real estate—mortgage	915,354	14,478	6.36%	829,431	14,387	6.96%
Real estate—construction	142,653	2,446	6.90%	96,633	1,678	6.96%
Consumer	30,176	692	9.22%	33,060	810	9.83%
Mortgage	5,145	71	5.55%	12,444	179	5.77%
Other	619	—	—	483	—	—

Total loans	1,256,388	19,951	6.39%	1,081,058	18,738	6.95%
Allowance for loan losses	(14,587)			(12,657)
Securities:
U.S. government and mortgage-backed	226,250	2,061	3.66%	189,504	1,841	3.90%
State and political subdivisions:
Nontaxable	11,232	104	3.72%	3,141	36	4.60%
Taxable	—	—	—	515	3	2.34%
Other	14,791	88	2.39%	7,414	68	3.68%

Total securities	252,273	2,253	3.59%	200,574	1,948	3.90%
Interest-bearing deposits with banks	5,746	14	0.98%	2,810	11	1.57%
Federal funds sold	—	—	—	8,437	24	1.14%

Total interest-earning assets	1,514,407	22,218	5.90%	1,292,879	20,721	6.43%
Non-interest-earning assets:
Cash and due from banks	51,154			45,560
Other	113,915			98,384

Total non-interest-earning assets	165,069			143,944

Total assets	1,664,889			$1,424,166

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$238,120	$274	0.46%	$201,881	$247	0.49%
Certificates of deposit < $100,000	233,268	1,514	2.61%	279,850	2,068	2.96%
Certificates of deposit > $100,000	293,142	2,110	2.89%	231,649	1,855	3.21%
Money market savings accounts	171,127	559	1.31%	141,398	491	1.39%
Regular savings accounts	67,732	145	0.86%	57,643	121	0.84%

Total interest-bearing deposits	1,003,389	4,602	1.84%	912,421	4,782	2.10%
Federal funds purchased and securities sold under agreements to repurchase	57,051	41	0.29%	58,988	158	1.07%
Borrowings	162,205	664	1.65%	79,981	352	1.77%
Trust preferred securities	33,506	392	4.71%	32,500	398	4.91%

Total interest-bearing liabilities	1,256,151	5,699	1.82%	1,083,890	5,690	2.11%
Non-interest-bearing demand accounts	266,748			210,845
Other non-interest-bearing liabilities	5,187			5,050

Total liabilities	1,528,086			1,299,785
Stockholders’ equity	136,803			124,381

Total liabilities and stockholders’ equity	$1,664,889			$1,424,166

Net interest income		$16,519			$15,031

Net interest spread			4.08%			4.32%
Net interest margin			4.39%			4.66%
Ratio of average interest-earning assets to average interest-bearing liabilities			120.56%			119.28%

	Six Months Ended June 30,
	2004			2003
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
	Balance	Expense	Cost	Balance	Expense	Cost
			(Dollars in thousands)
Assets
Loans:
Commercial	$159,956	$4,438	5.58%	$102,781	$3,203	6.28%
Real estate—mortgage	924,502	29,528	6.42%	806,470	28,051	7.01%
Real estate—construction	133,571	4,549	6.85%	98,260	3,354	6.88%
Consumer	30,398	1,399	9.26%	33,871	1,667	9.92%
Mortgage	4,867	135	5.58%	10,963	305	5.61%
Other	586	—	—	590	—	—

Total loans	1,253,880	40,049	6.42%	1,052,935	36,580	7.01%
Allowance for loan losses	(14,460)			(12,394)
Securities:
U.S. government and mortgage-backed	219,883	4,110	3.76%	188,639	3,806	4.07%
State and political subdivisions:
Nontaxable	11,046	204	3.71%	3,142	71	4.56%
Taxable	—	—	—	517	5	1.95%
Other	14,985	173	2.32%	6,764	120	3.58%

Total securities	245,914	4,487	3.67%	199,062	4,002	4.05%
Interest-bearing deposits with banks	6,187	28	0.91%	9,133	55	1.21%
Federal funds sold	—	—	—	15,863	91	1.16%

Total interest-earning assets	1,505,981	44,564	5.95%	1,276,993	40,728	6.43%
Non-interest-earning assets:
Cash and due from banks	48,409			44,878
Other	111,822			98,678

Total non-interest-earning assets	160,231			143,556

Total assets	$1,651,752			$1,408,155

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$229,553	$521	0.46%	$198,630	$479	0.49%
Certificates of deposit < $100,000	235,556	3,091	2.64%	286,692	4,267	3.00%
Certificates of deposit > $100,000	282,940	4,081	2.90%	228,459	3,704	3.27%
Money market savings accounts	166,033	1,092	1.32%	138,709	1,040	1.51%
Regular savings accounts	66,236	280	0.85%	55,751	236	0.85%

Total interest-bearing deposits	980,318	9,065	1.86%	908,241	9,726	2.16%
Federal funds purchased and securities sold under agreements to repurchase	58,279	86	0.30%	58,727	318	1.09%
Borrowings	180,234	1,466	1.64%	80,014	728	1.83%
Trust preferred securities	33,506	783	4.70%	32,500	786	4.88%

Total interest-bearing liabilities	1,252,337	11,400	1.83%	1,079,482	11,558	2.16%
Non-interest-bearing demand accounts	258,221			200,946
Other non-interest-bearing liabilities	5,098			5,128

Total liabilities	1,515,656			1,285,556
Stockholders’ equity	136,096			122,599

Total liabilities and stockholders’ equity	$1,651,752			$1,408,155

Net interest income		$33,164			$29,170

Net interest spread			4.12%			4.27%
Net interest margin			4.43%			4.61%
Ratio of average interest-earning assets to average interest-bearing liabilities			120.25%			118.30%

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

Rising and falling interest rate environments can have various impacts on a bank’s net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank’s various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of June 30, 2004, our cumulative interest rate gap for the period up to three months was a positive $329.7 million and for the period up to one year was a positive $204.4 million. Based solely on our interest rate gap of twelve months or less, our net income could be favorably impacted by increases in interest rates or unfavorably impacted by decreases in interest rates.

The following table sets forth our estimate of maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at June 30, 2004. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with accounting principles generally accepted in the United States of America. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Less than	Three months to
	three months	less than one year	One to five years	Over five years	Total
		(Dollars in thousands)
Interest-earning assets:
Investment securities	$43,080	$35,714	$125,880	$69,286	$273,960
Interest-bearing deposits with banks	1,051	—	—	—	1,051
Loans:
Commercial	130,115	19,532	21,004	1,228	171,879
Real estate	575,484	189,488	275,604	27,942	1,068,518
Consumer	11,014	6,573	11,604	524	29,715

Total interest-earning assets	$760,744	$251,307	$434,092	$98,980	$1,545,123

Interest-bearing liabilities:
Savings and NOW accounts	$91,928	$96,109	$288,329	$—	$476,366
Certificates of deposit greater than $100,000	80,462	106,195	108,436	2,052	297,145
Certificates of deposit less than $100,000	57,202	101,418	70,507	2,002	231,129
Securities sold under agreements to repurchase	51,989	—	—	—	51,989
Other borrowings	149,476	72,907	10,975	—	233,358

Total interest-bearing liabilities	$431,057	$376,629	$478,247	$4,054	$1,289,987

Interest rate gap	$329,687	($125,322)	($44,155)	$94,926	$255,136

Cumulative interest rate gap at June 30, 2004	$329,687	$204,365	$160,210	$255,136

Cumulative gap ratio at June 30, 2004	1.76	1.25	1.12	1.20

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004 pursuant to Exchange Act rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of management’s evaluation.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

On June 3, 2004 we held our annual meeting of shareholders. At that meeting the following items were submitted to a vote of security holders:

1.	The following three directors were elected:

		Shares Voted
Name	Term	For	Withheld
Leonard J. DeLayo, Jr.	3 years	7,406,677	38,407
Bradford M. Johnson	3 years	7,382,178	62,906
H. Patrick Dee	3 years	7,403,940	41,144

As a result of the election of the above listed directors, our Board of Directors will consist of those directors and the following directors: Herman N. Wisenteiner, Douglas M. Smith, M.D., Michael R. Stanford, A.J. Wells, Lowell A. Hare, and Nedra Matteucci.

2.	Proposal to ratify the selection of KPMG LLP as our independent public accountants. Votes: For 7,335,753; Against 85,148; Abstain 24,183.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit
No.	Description
3.1	Restated Articles of Incorporation of First State Bancorporation. (1)
3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (6)
3.3	Amended Bylaws of First State Bancorporation. (2)
4.1	Shareholder Protection Rights Agreement dated October 25, 1996. (3)
10.1	Executive Employment Agreement. (5)
10.2	Code of Ethics for Executives. (2)
10.3	First State Bancorporation 2003 Equity Incentive Plan. (4)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.

(2)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003.

(3)	Incorporated by reference from First State Bancorporation’s Form 10-QSB for the quarter ended September 30, 1996.

(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003.

(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001.

(6)	Incorporated by reference from First State Bancorporation’s 10-KSB for the year ended December 31, 1997.

     (b) Reports on Form 8-K.

On April 1, 2004, we filed a current report on Form 8-K announcing our completed sale of certain residential mortgage loans obtained in the acquisition of First Community Industrial Bank in 2002. The sale to unrelated third parties included 194 loans with a carrying value of approximately $38.5 million at a price of 97.75 percent.

On April 19, 2004, we filed a current report on Form 8-K announcing our first quarter 2004 financial results.

On June 21, 2004, we filed a current report on Form 8-K announcing that we would hold a conference call to discuss the status of the second quarter 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST STATE BANCORPORATION

Date: August 6, 2004	By: /s/ Michael R. Stanford Michael R. Stanford, President & Chief Executive Officer

Date: August 6, 2004	By: /s/ Christopher C. Spencer
Christopher C. Spencer, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Restated Articles of Incorporation of First State Bancorporation. (1)
3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (6)
3.3	Amended Bylaws of First State Bancorporation. (2)
4.1	Shareholder Protection Rights Agreement dated October 25, 1996. (3)
10.1	Executive Employment Agreement. (5)
10.2	Code of Ethics for Executives. (2)
10.3	First State Bancorporation 2003 Equity Incentive Plan. (4)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.

(2)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003.

(3)	Incorporated by reference from First State Bancorporation’s Form 10-QSB for the quarter ended September 30, 1996.

(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003.

(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001.

(6)	Incorporated by reference from First State Bancorporation’s 10-KSB for the year ended December 31, 1997.