Form 10-Q
period 2004-09-30
FIRST STATE BANCORPORATION
filed 2004-11-08
CIK 897861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,652,623 shares of common stock, no par value, outstanding as of November 2, 2004.

FIRST STATE BANCORPORATION AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

First State Bancorporation and Subsidiary
Consolidated Condensed Balance Sheets
(unaudited)
(Dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2004	2003
Assets
Cash and due from banks	$54,590	$52,626
Interest-bearing deposits with banks	389	33,524

Total cash and cash equivalents	54,979	86,150

Investment securities:
Available for sale (at market, amortized cost of $204,749 at September 30,2004, and $135,005 at December 31,2003)	205,016	135,530
Held to maturity (at amortized cost, market value of $71,209 at September 30, 2004, and $85,147 at December 31, 2003)	71,030	84,902
Federal Home Loan Bank Stock and Federal Reserve Bank stock, at cost	13,888	14,688

Total investment securities	289,934	235,120

Mortgage loans available for sale	13,419	7,656
Loans held for investment net of unearned interest	1,305,399	1,223,829
Less allowance for loan losses	(15,111)	(14,121)

Net loans	1,303,707	1,217,364

Premises and equipment, net	28,467	22,993
Accrued interest receivable	6,608	5,582
Other real estate owned	1,756	1,557
Goodwill	43,223	43,223
Cash surrender value of bank owned life insurance	19,709	19,111
Deferred tax asset, net	2,215	3,479
Other assets, net	12,635	12,160

Total assets	$1,763,233	$1,646,739

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$297,868	$269,569
Interest-bearing	1,070,662	926,306

Total deposits	1,368,530	1,195,875

Securities sold under agreements to repurchase	69,206	63,686
Borrowings	177,017	249,322
Other liabilities	6,638	5,415

Total liabilities	1,621,391	1,514,298

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized; issued 8,059,894 at September 30, 2004 and 8,013,072 at December 31, 2003; outstanding 7,651,691 at September 30, 2004 and 7,604,992 at December 31, 2003	88,366	87,304
Treasury stock, at cost (408,203 shares at September 30, 2004 and 408,080 at December 31, 2003)	(6,339)	(6,335)
Retained earnings	59,876	51,539
Unearned compensation	(232)	(403)
Accumulated other comprehensive income -
Unrealized gain on investment securities, net of tax	171	336

Total stockholders’ equity	141,842	132,441

Total liabilities and stockholders’ equity	$1,763,233	$1,646,739

Book value per share	$18.54	$17.42

Tangible book value per share	$12.79	$11.63

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary
Consolidated Condensed Statements of Operations
For the three and nine months ended September 30, 2004 and 2003
(unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Interest Income:
Interest and fees on loans	$20,953	$19,357	$61,002	$55,937
Interest on investment securities:
Taxable	2,430	1,723	6,713	5,654
Nontaxable	117	40	321	111
Federal funds sold	7	13	7	104
Interest-bearing deposits other banks	15	4	43	59

Total interest income	23,522	21,137	68,086	61,865

Interest expense:
Deposits	4,875	4,533	13,940	14,259
Short-term borrowings	255	236	827	554
Borrowings	863	729	2,626	2,243

Total interest expense	5,993	5,498	17,393	17,056

Net interest income	17,529	15,639	50,693	44,809
Provision for loan losses	(1,190)	(1,645)	(3,460)	(3,963)

Net interest income after provision for loan losses	16,339	13,994	47,233	40,846
Non-interest income:
Service charges on deposit accounts	1,118	1,080	3,303	3,165
Other banking service fees	203	312	582	896
Credit and debit card transaction fees	1,279	1,020	3,436	2,976
Gain on sale or call of investment securities	79	—	315	33
Check imprint income	144	148	423	418
Gains on sale of mortgage loans	734	919	1,829	2,994
Other	262	257	912	819

Total non-interest income	3,819	3,736	10,800	11,301

Non-interest expenses:
Salaries and employee benefits	6,432	5,206	17,773	15,675
Occupancy	1,952	1,633	5,735	4,395
Data processing	767	592	2,164	1,707
Credit and debit card interchange	571	418	1,499	1,228
Equipment	1,087	908	3,194	2,638
Legal, accounting, and consulting	316	273	955	872
Marketing	534	646	1,742	1,575
Telephone	277	375	901	1,070
Supplies	201	171	614	571
Delivery	186	256	689	760
Other real estate owned	42	82	299	237
FDIC insurance premiums	46	43	135	130
Check imprint expense	137	138	409	391
Amortization of intangibles	27	29	83	86
Loss on sale of loans	—	—	435	—
Other	1,325	1,290	4,264	3,551

Total non-interest expenses	13,900	12,060	40,891	34,886

Income before income taxes	6,258	5,670	17,142	17,261
Income tax expense	2,139	1,637	6,128	6,031

Net income	$4,119	$4,033	$11,014	$11,230

Earnings per share:
Basic earnings per share	$0.54	$0.54	$1.44	$1.51

Diluted earnings per share	$0.53	$0.53	$1.43	$1.48

Dividends per common share	$0.12	$0.11	$0.35	$0.32

See accompanying notes to unaudited consolidated condensed financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY
Consolidated Condensed Statements of Comprehensive Income
For the three and nine months ended September 30, 2004 and 2003
(unaudited)
(Dollars in thousands)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income	$4,119	$4,033	$11,014	$11,230
Other comprehensive (loss) income net of tax- Unrealized holding (losses) gains on securities available for sale arising during period	2,661	(742)	37	(284)
Reclassification adjustment for gains included in net income	(51)	—	(202)	(22)

Total comprehensive income	$6,729	$3,291	$10,849	$10,924

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary
Consolidated Condensed Statements of Cash Flows
For the three and nine months ended September 30, 2004 and 2003
(unaudited)
(Dollars in thousands)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Operating activities:
Net Income	$4,119	$4,033	$11,014	$11,230

Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	1,190	1,645	3,460	3,963
Provision for decline in value of other real estate owned	—	56	56	149
Net gain on sale of other real estate owned	(3)	(7)	(125)	(34)
Depreciation and amortization	1,333	810	3,694	2,278
Compensation expense	56	—	171	—
Gain on sale of investment securities available for sale	(79)	—	(315)	—
Loss on disposal of fixed assets	11	—	174	—
Loss on sale of loans	—	—	435	—
Income tax benefit of stock options exercised	9	669	276	1,741
Increase in bank owned life insurance cash surrender value	(168)	(235)	(598)	(722)
Amortization of securities, net	149	(17)	571	(372)
Mortgage loans originated for sale	(47,875)	(60,823)	(120,800)	(181,814)
Proceeds from sale of mortgage loans available for sale	43,969	63,859	116,897	193,153
Decrease (increase) deferred tax asset	48	(11)	527	123
Increase in accrued interest receivable	(725)	(572)	(1,026)	(463)
Decrease (increase) in other assets, net	(42)	(2,844)	640	(840)
Increase (decrease) in other liabilities, net	1,147	(1,065)	1,219	(688)

Total adjustments	(980)	1,465	5,256	16,474

Net cash (used) provided by operating activities	3,139	5,498	16,270	27,704

Cash flows from investing activities:
Net increase in loans	(46,264)	(59,257)	(126,157)	(161,828)
Purchases of investment securities carried at amortized cost	(1,001)	(7,314)	(1,996)	(30,806)
Maturities of investment securities carried at amortized cost	5,133	13,720	15,630	33,522
Purchases of investment securities carried at market	(22,355)	(12,540)	(122,887)	(85,675)
Maturities of investment securities carried at market	4,201	9,077	34,608	72,958
Sale of investment securities available for sale	2,056	—	19,317	—
Proceeds from the sale of loans	—	—	37,649	—
Purchases of premises and equipment	(983)	(2,683)	(8,621)	(6,582)
Decrease in goodwill	—	—	—	189
Proceeds from sales of and payments on other real estate owned	400	166	2,043	942

Net cash used in investing activities	(58,813)	(58,831)	(150,414)	(177,280)

Cash flows from financing activities:
Net increase (decrease) in interest-bearing deposits	66,022	(5,813)	144,356	17,088
Net increase in non-interest-bearing deposits	30,157	31,618	28,299	59,506
Net increase in securities sold under agreements to repurchase	17,217	23,018	5,520	574
Proceeds from borrowings	—	45,000	54,500	95,000
Payments on borrowings	(61,496)	(30,966)	(132,966)	(52,878)
Proceeds from issuance of trust preferred securities	5,155	—	5,155	—
Common stock issued	114	795	786	2,263
Dividends paid	(920)	(837)	(2,677)	(2,395)
Purchase of treasury stock	—	—	—	(331)

Net cash provided by financing activities	56,249	62,815	102,973	118,827

Increase (decrease) in cash and cash equivalents	575	9,482	(31,171)	(30,749)
Cash and cash equivalents at beginning of period	54,404	48,640	86,150	88,871

Cash and cash equivalents at end of period	$54,979	$58,122	$54,979	$58,122

Supplemental disclosure of noncash investing and financing activities:
Additions to other real estate owned in settlement of loans	$830	$1,176	$2,173	$1,547

Additions to loans in settlement of other real estate owned	$—	$—	$—	$64

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,038	$5,736	$17,515	$18,060

Cash paid for income taxes	$400	$1,820	$4,091	$3,903

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

Our consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

On May 6, 2004, the Federal Reserve Board released a notice of proposed rulemaking (NPR) pertaining to the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. This NPR was subject to public comment until July 11, 2004 and therefore may be revised. An official ruling is expected from the Federal Reserve Board in early 2005. The NPR proposes two substantive changes in the capital treatment of trust preferred securities that would impact bank holding companies and a number of clarifications of existing policies and guidelines. The substantive changes included in the NPR that affect bank holding companies provide that: 1) As of March 31, 2007, the amount of trust preferred securities that a bank holding company may include as Tier 1 capital will be limited to 25% of the sum of all core capital elements including trust preferred securities, net of goodwill, and 2) After March 31, 2007, amounts of trust preferred securities in excess of the 25% limit will be included in Tier 2 capital, limited to 50% of Tier 1 capital.

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

On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105 (“SAB 105”), “Application of Accounting Principles to Loan Commitments.” SAB 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. SAB 105 indicates that the expected future cash flows related to the associated servicing of the loan and any other internally-developed intangible assets should not be considered when recognizing a loan commitment at inception or through its life. SAB 105 also discusses disclosure requirements for loan commitments and is effective for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The adoption of SAB 105 on April 1, 2004 did not have a material impact on our consolidated financial statements.

During March 2004, the FASB issued an exposure draft of a new standard entitled “Share Based Payment,” which would amend SFAS No. 123, “Accounting for Stock Based Compensation,” and SFAS No. 95, “Statement of Cash Flows.” Among other items, the new standard would require the expensing, in the financial statements, of stock options issued by the Company. The new standard as initially proposed, was delayed by the FASB during their October 13, 2004 Board Meeting, and currently would be effective for any interim or annual periods beginning after June 15, 2005, meaning that an entity would apply the final Statement to all employee awards of share-based payment granted, modified, or settled in any interim or annual period beginning after June 15, 2005. Additionally, as of the beginning of the period in which the final Statement is first applied, compensation cost would be recognized for the portion of awards outstanding for which the requisite service has not been rendered as of that date.

Throughout most of 2004, the FASB has continued to deliberate on different aspects of a new standard, and currently expects to issue a final standard in the fourth quarter of 2004. We will not be able to complete an analysis to quantify the exact impact the new standard will have on our future financial performance until one is issued. The disclosures in Note 3 provide detail as to our financial performance as if we had applied the fair value based method and recognition provisions of SFAS No. 123 to stock-based employee compensation to the current reporting periods.

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides accounting guidance regarding the determination of when an impairment (i.e., fair value is less than amortized cost) of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in earnings. EITF 03-1 also requires annual disclosures of certain quantitative and qualitative factors of debt and marketable equity securities classified as available-for-sale or held-to-maturity that are in an unrealized loss position at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. The Financial Accounting Standards Board has decided to delay the effective date for the measurement and recognition guidance until new implementation guidance can be issued. The Proposed Staff Position EITF 03-1-a is expected to be issued in final form by December 31, 2004.

3. Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this statement as of December 31, 2002 had no effect on our consolidated financial position or results of operations.

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

	Three months		Nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Net income as reported:	$4,119	$4,033	$11,014	$11,230
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	36	3	109	14
Deduct: Total stock-based employee compensation expense determined under fair value-based method for awards, net of related tax effects	(340)	(6)	(817)	(24)

Pro forma net income	$3,815	$4,030	$10,306	$11,220

Earnings per share:
Basic – as reported	$0.54	$0.54	$1.44	$1.51

Basic – pro forma	$0.50	$0.54	$1.35	$1.51

Diluted – as reported	$0.53	$0.53	$1.43	$1.48

Diluted – pro forma	$0.49	$0.53	$1.34	$1.48

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

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and nine months ended September 30:

	Three Months Ended September 30,
	2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(Dollars in thousands, except per share amounts)
Basic EPS:
Net income	$4,119	7,665,028	$0.54	$4,033	7,511,874	$0.54

Effect of dilutive securities:
Options		52,839			107,881

Diluted EPS:
Net income	$4,119	7,717,867	$0.53	$4,033	7,619,755	$0.53

	Nine Months Ended September 30,
	2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(Dollars in thousands, except per share amounts)
Basic EPS:
Net income	$11,014	7,650,717	$1.44	$11,230	7,439,057	$1.51

Effect of dilutive securities:
Options		61,332			134,807

Diluted EPS:
Net income	$11,014	7,712,049	$1.43	$11,230	7,573,864	$1.48

For the three months ended September 30, 2004, approximately 513,000 of our stock options outstanding and 378,000 for the nine months ended September 30, 2004 were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were equal to or greater than the average share price of the common shares, and therefore their inclusion would have been anti-dilutive. These options could be dilutive in the future. For the three and nine months ended September 30, 2003 no options were excluded from the calculation as the exercise prices of the stock options were less than the average share price of the common shares.

5. Treasury Stock

Our Board of Directors has authorized us to purchase up to 525,000 shares of our common stock. As of September 30, 2004, we have purchased 392,050 shares. We did not purchase any additional shares during the nine months ended September 30, 2004. We may purchase additional shares, the amount of which will be determined by market conditions. We sponsor a deferred compensation plan, which is included in the consolidated financial statements. At September 30, 2004, the assets of the deferred compensation plan included 16,153 shares of Company common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements in this Form 10-Q are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The discussions regarding our growth strategy, competition, loan and deposit growth, timing of new branch openings, expansion opportunities including expanding our mortgage division market share, and response to consolidation in the banking industry include forward-looking statements. Other forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “approximately,” “intend,” “plan,” “estimate,” or “anticipate” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statement. Some factors include changes in interest rates, local business conditions, government regulations, loss of key personnel or inability to hire suitable personnel, faster or slower that anticipated growth, economic conditions, our competitors’ responses to our marketing strategy or new competitive conditions, and competition in the geographic and business areas in which we conduct our operations. We are not undertaking any obligation to update these risks to reflect events or circumstances after the date of this report to reflect the occurrence of unanticipated events.

Consolidated Condensed Balance Sheets

Our total assets increased by $116.5 million from $1.647 billion as of December 31, 2003, to $1.763 billion as of September 30, 2004. The increase was primarily made up of a $54.8 million increase in investment securities, and a $86.3 million increase in net loans offset by a $31.2 million decrease in cash and cash equivalents.

The following table presents the amounts of our loans, by category, at the dates indicated.

	September 30, 2004		December 31, 2003		September 30, 2003
	(Dollars in thousands)
	Amount	%	Amount	%	Amount	%
Commercial	$160,602	12.2%	$160,261	13.0%	$125,052	10.7%
Real estate-commercial	633,262	48.0%	577,835	46.9%	562,595	48.3%
Real estate-one- to four- family	293,867	22.3%	338,272	27.5%	320,445	27.6%
Real estate-construction	188,520	14.3%	116,725	9.5%	111,875	9.6%
Consumer and other	29,148	2.2%	30,736	2.5%	31,397	2.7%
Mortgage loans available for sale	13,419	1.0%	7,656	0.6%	12,337	1.1%

Total	$1,318,818	100.0%	$1,231,485	100.0%	$1,163,701	100.0%

During the first quarter of 2004, we completed the sale of 194 mortgage loans with a carrying value of approximately $38 million obtained in the acquisition of First Community in 2002. These loans were sold at a discount resulting in a loss of $435,000, net of deferred loan fees.

Deposits, which are our main source of funds for loans and investments, increased by $172.7 million from $1.196 billion as of December 31, 2003, to $1.369 billion as of September 30, 2004. Borrowings decreased $72.3 million from $249.3 million at December 31, 2003 to $177.0 million at September 30, 2004.

The following table represents customer deposits, by category, at the dates indicated.

	September 30, 2004		December 31, 2003		September 30, 2003
	(Dollars in thousands)
	Amount	%	Amount	%	Amount	%
Non-interest-bearing	$297,868	21.8%	$269,569	22.5%	$248,569	21.5%
Interest-bearing demand	239,777	17.4%	199,792	16.7%	194,931	16.8%
Money market savings accounts	229,745	16.8%	157,887	13.2%	154,424	13.4%
Regular savings	68,119	5.0%	62,981	5.3%	60,732	5.3%
Certificates of deposit less than $100,000	227,024	16.6%	238,390	19.9%	250,759	21.7%
Certificates of deposit greater than $100,000	305,997	22.4%	267,256	22.4%	246,863	21.3%

Total	$1,368,530	100.0%	$1,195,875	100.0%	$1,156,278	100.0%

Consolidated Results of Operations For the Three Months Ended September 30, 2004

Our net income for the three months ended September 30, 2004, was $4.1 million, an increase of $86,000 or 2% from $4.0 million for the same period of 2003. The increase in net income resulted from an increase in net interest income of $1.9 million, a reduction of the provision for loan losses of $455,000, an increase in non-interest income of $83,000, and was partially offset by an increase in non-interest expenses of $1.8 million and income taxes of $502,000. Our annualized return on average assets was 0.95% for the three months ended September 30, 2004, compared to 1.08% for the same period of 2003.

Our net interest income increased $1.9 million to $17.5 million for the third quarter of 2004 compared to $15.6 million for the third quarter of 2003. This increase was composed primarily of a $2.4 million increase in total interest income and an increase in total interest expense of $495,000. The increase in interest income was composed of an increase of $3.1 million due to increased average interest earning assets of $221.3 million, offset by a $683,000 decrease due to a 0.26% decrease in the yield on average interest earning assets. The increase in average interest-earning assets primarily occurred in loans and investment securities. The increase in loans was made possible by our successful efforts to increase market share and the increase in our investment securities is driven solely by purchases of new securities to satisfy collateral pledging requirements. The increase in total interest expense was composed of an increase of $651,000 due to increased average interest-bearing liabilities of $167.9 million, offset by a decrease of $156,000 due to a 0.09% decrease in the cost of interest-bearing liabilities. The increase in average interest-bearing liabilities was due to an increase in average interest-bearing deposits of $134.2 million and an increase in average borrowings of $38.3 million. The increase in interest-bearing deposits is a result of our success in increasing market share.

The decrease in yield on interest earning assets of 0.26% reflects the residual impact of the Federal Reserve Bank’s past reduction of the discount rate in the second quarter of 2003 and the sale of $38 million in mortgage loans at the end of the first quarter of 2004. The reduction in the discount rate contributed to a corresponding reduction in the prime rate. A substantial portion of our loan portfolio consists of adjustable rate loans whose rates are adjusted based upon the then prevailing prime rate. The decrease in the prime rate has led to a corresponding reduction in the yield on our loan portfolio. The mortgage loans sold in the first quarter had a higher average rate than the majority of our other loans, which further reduced the yield on the loan portfolio. We aim to keep the maturity of our investment securities relatively short. As a result of the current low rate environment, our policy of investing in securities with short maturities has caused us to experience reduced yields on our securities as they mature and are reinvested. We expect that the recent Federal Reserve Bank rate increases in the second and third quarters of 2004 will cause the yield on our loan portfolio to increase slightly in the coming months.

The decrease in our cost of interest bearing liabilities is a result of lower interest payments made to our deposit and repurchase agreement customers. The interest rate that we pay to our deposit and repurchase agreement customers is influenced by the level of the discount rate. As a result of the reduction in the discount rate made by the Federal

Reserve Bank in 2003, we reduced the interest rates that we pay on our customers’ deposits and repurchase agreements and reduced the corresponding interest payments to these customers. We anticipate that the recent increases in the discount rate will cause the interest rates that we pay on our customers’ deposits and repurchase agreements to increase slightly in the coming months due to the competitive environment for deposits.

We believe that the competitive environment for deposits will significantly determine the impact on the net interest margin of changes in interest rates. During the quarter ended September 30, 2004, the net interest margin increased by .06% over the quarter ended June 30, 2004 due primarily to Federal Reserve Bank rate increases which took effect in the third quarter. We believe that additional increases in rates would cause an increase in our net interest margin, while decreases would temper further increases in the net interest margin caused by recent rate increases or possibly cause compression of our net interest margin.

Our provision for loan losses was $1.2 million for the third quarter of 2004, compared to $1.6 million for the third quarter of 2003. Net charge-offs for the third quarter of 2004 were $634,000 compared to $1.2 million for the third quarter of 2003. The allowance for loan losses to total loans was 1.15% and the ratio of allowance for loan losses to non-performing loans was 200% at September 30, 2004, compared to the allowance for loan losses to total loans of 1.16% and the ratio of allowance for loan losses to non-performing loans of 128% at September 30, 2003. Total non-performing assets to total assets were 0.53% at September 30, 2004, compared to 0.78% at September 30, 2003. We provide for loan losses based upon our judgments concerning the adequacy of the allowance for loan losses considering such factors as loan growth, delinquency trends, previous charge-off experience, and local and national economic conditions.

Our total non-interest income increased by $83,000 to $3.8 million for the three months ended September 30, 2004, compared to $3.7 million for the same period of 2003. The increase was primarily composed of a $259,000 increase in credit and debit card transaction fees resulting from increased customer activity, a $79,000 increase in gain on sale of investment securities, offset by a 185,000 decrease in gain on sale of mortgage loans, reflecting a lower level of loan origination and refinancing activity. In the second and third quarters of 2004, we reorganized the mortgage lending division of the Bank including a change in management who have been concentrating on expanding our current market share.

We believe that if interest rates remain at current levels or begin to increase, the demand for mortgage loans to refinance existing mortgage loans or for new home construction will decrease and we could see lower levels in gains on sales of mortgage loans and other loan fees associated with our mortgage lending operations than that experienced in 2003 unless we can successfully increase our market share.

Our total non-interest expenses increased by $1.8 million to $13.9 million for the third quarter of 2004, compared to $12.1 million for the same period of 2003. This increase was due partially to a $1.2 million increase in salaries and employee benefits, a $319,000 increase in occupancy expense, a $179,000 increase in equipment expense, and a $175,000 increase in data processing expense.

Income tax expense increased $502,000 to $2.1 million for the third quarter of 2004, compared to $1.6 million for the same period of 2003, representing effective tax rates of approximately 34.2% and 28.9%, respectively. The lower tax rate in the quarter ended September 30, 2003 compared to the tax rate for the quarter ended September 30, 2004 is primarily due to a benefit of $216,000 recorded in the third quarter of 2003 representing an increase in the rate at which deferred tax assets are carried. The decrease in our estimated annual effective tax rate from the second quarter of 2004 is due to a $168,000 benefit recorded in the third quarter of 2004 related to finalizing the 2003 tax return in September. A similar benefit was recorded in the third quarter of 2003 of $170,000. We expect our effective tax rate going forward to be closer to 36.75%.

Consolidated Results of Operations For the Nine Months Ended September 30, 2004

Our net income for the nine months ended September 30, 2004, was $11.0 million, a decrease of $216,000 or 2% from $11.2 million for the same period of 2003. The decrease in net income resulted from an increase in non-interest expenses of $6.0 million, an increase in income taxes of $97,000, a decrease in non-interest income of $501,000, and was partially offset by an increase in net interest income of $5.9 million and a decrease in the provision for loan losses of $503,000. Our annualized return on average assets was 0.88% for the nine months ended September 30, 2004, compared to 1.05% for the same period of 2003.

Our net interest income increased $5.9 million to $50.7 million for the nine months ended September 30, 2004 compared to $44.8 million for the same period of 2003. This increase was composed of a $6.2 million increase in total interest income and a $337,000 increase in total interest expense. The increase in interest income was composed of an increase of $10.7 million due to increased average interest earning assets of $226.4 million offset by a $4.5 million decrease due to a 0.40% decrease in the yield on average interest earning assets. The increase in total interest expense was composed of an increase of $2.2 million due to increased average interest-bearing liabilities of $171.2 million, offset by a decrease of $1.9 million due to a 0.25% decrease in the cost of interest-bearing liabilities. The increase in average interest-bearing liabilities was due to an increase in average interest-bearing deposits of $92.8 million and an increase in average borrowings of $79.6 million. The increase in interest-bearing deposits is a result of our success in increasing market share.

Our provision for loan losses was $3.5 million for the first nine months of 2004, compared to $4.0 million for the first nine months of 2003. Net charge-offs for the nine months ended September 30, 2004 were $2.5 million compared to $2.3 million for the nine months ended September 30, 2003. The allowance for loan losses to total loans was 1.15% and the ratio of allowance for loan losses to non-performing loans was 200% at September 30, 2004, compared to the allowance for loan losses to total loans of 1.16% and the ratio of allowance for loan losses to non-performing loans of 128% at September 30, 2003. Total non-performing assets to total assets were 0.53% at September 30, 2004, compared to 0.78% at September 30, 2003. We provide for loan losses based upon our judgments concerning the adequacy of the allowance for loan losses considering such factors as loan growth, delinquency trends, previous charge-off experience, and local and national economic conditions.

Our total non-interest income decreased by $501,000 to $10.8 million for the nine months ended September 30, 2004, compared to $11.3 million for the same period of 2003. For the first nine months of 2004 compared to the first nine months of 2003, the gains on sale of mortgage loans decreased $1.2 million reflecting a lower level of loan origination and refinancing activity and other banking service fees decreased $314,000 offset by credit and debit card transaction fees that increased $460,000. In addition, non-interest income for the nine months of 2004 includes the gain on sale of securities of $315,000 as we repositioned a portion of our investment securities portfolio.

Our total non-interest expenses increased by $6.0 million to $40.9 million for the nine months ended September 30, 2004, compared to $34.9 million for the same period of 2003. This increase was due partially to a $2.1 million increase in salaries and employee benefits, a $1.3 million increase in occupancy expense, and a $556,000 increase in equipment expense. The increases in salary, occupancy, and equipment expense are due primarily to overall expansion of our infrastructure to better serve the needs of our customers. The increase in occupancy expense and equipment expense from 2003 was impacted by repositioning several branch locations in Colorado and opening three additional branches and a new support services facility in New Mexico. We anticipate additional increases in non-interest expenses in the fourth quarter of 2004 due primarily to the relocation of our Salt Lake City branch which is scheduled to be completed in October 2004 and additional costs related to the expansion of our mortgage lending division. In addition, the nine months ended 2004 includes the sale of 194 mortgage loans with a carrying value of approximately $38 million obtained in the acquisition of First Community in 2002 to unrelated third parties which resulted in a loss on sale of loans of $435,000 during the first quarter of 2004.

Income tax expense increased $97,000 to $6.1 million for the nine months ended September 30, 2004, compared to $6.0 million for the nine months ended September 30, 2003, representing effective tax rates of approximately 35.7% and 34.9%, respectively. The lower tax rate for the nine months ended September 30, 2003 compared to the tax rate for the nine months ended September 30, 2004 is due to a benefit of $216,000 recorded in the third quarter of 2003 representing an increase in the rate at which deferred tax assets are carried. The decrease in our effective tax rate from the second quarter of 2004 is due to a benefit recorded in the third quarter of $168,000 related to finalizing the 2003 tax return in September. A similar benefit was recorded in the third quarter of 2003 of $170,000. We expect our effective tax rate going forward to be closer to 36.75%.

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

The principal factors affecting the amount of the provision in each of the periods presented was growth in the loan portfolio and net charge-offs.

	Nine months ended	Twelve months ended	Nine months ended
	September 30, 2004	December 31, 2003	September 30, 2003
		(Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
Balance beginning of period	$14,121	$11,838	$11,838
Provision for loan losses	3,460	5,543	3,963
Net charge-offs	(2,470)	(3,260)	(2,330)

Balance end of period	$15,111	$14,121	$13,471

Allowance for loan losses to total loans	1.15%	1.15%	1.16%
Allowance for loan losses to non-performing loans	200%	113%	128%
NON-PERFORMING ASSETS:
Accruing loans - 90 days past due	$9	$13	$15
Non-accrual loans	7,534	12,515	10,516

Total non-performing loans	7,543	12,528	10,531
Other real estate owned	1,756	1,557	1,334

Total non-performing assets	$9,299	$14,085	$11,865

Potential problem loans	$22,199	$15,115	$15,854

Total non-performing assets to total assets	0.53%	0.86%	0.78%

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

In September 2004, we formed First State NM Statutory Trust III (Trust III) for the purpose of issuing trust-preferred securities in a pooled transaction to unrelated investors. The trust preferred transaction closed on September 20, 2004. Trust III used the gross proceeds from the sale of trust-preferred securities to purchase $5,155,000 of Junior Subordinated Deferrable Interest Debentures issued by us, which are included in borrowings in the accompanying consolidated condensed balance sheet at September 30, 2004. The debentures have a final maturity of 30 years and bear interest at an annual rate equal to the three-month London Interbank Offered Rate plus 2.25%, payable at three-month intervals beginning December 20, 2004. The annual rate of interest on the debentures is equal to 4.12% at September 30, 2004. The transaction has been recorded consistent with the guidance in FIN 46R as discussed in Note 2. In addition, the trust preferred securities qualify as Tier 1 capital for regulatory reporting purposes, based on the current proposed rulemaking of the Federal Reserve Board as discussed in Note 2.

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

	Three Months Ended September 30,
	2004			2003
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$159,328	$2,391	5.97%	$119,285	$1,787	5.94%
Real estate—mortgage	920,404	14,809	6.40%	860,378	14,646	6.75%
Real estate—construction	168,122	2,950	6.98%	109,901	1,891	6.83%
Consumer	29,445	697	9.42%	31,994	795	9.86%
Mortgage	7,348	106	5.74%	18,599	238	5.08%
Other	727	—	—	593	—	—

Total loans	1,285,374	20,953	6.48%	1,140,750	19,357	6.73%
Allowance for loan losses	(14,926)			(13,280)
Securities:
U.S. government and mortgage-backed	248,780	2,333	3.73%	184,906	1,644	3.53%
State and political subdivisions -
Nontaxable	12,523	117	3.72%	3,926	40	4.04%
Taxable	—	—	—	508	3	2.34%
Other	14,046	97	2.75%	10,058	76	3.00%

Total securities	275,349	2,547	3.68%	199,398	1,763	3.51%
Interest-bearing deposits with banks	4,595	15	1.30%	389	4	4.08%
Federal funds sold	2,071	7	1.34%	5,511	13	0.94%

Total interest-earning assets	1,567,389	23,522	5.97%	1,346,048	21,137	6.23%
Non-interest-earning assets:
Cash and due from banks	53,108			50,562
Other	115,368			101,788

Total non-interest-earning assets	168,476			152,350

Total assets	$1,720,939			$1,485,118

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$237,850	$277	0.46%	$201,763	$210	0.41%
Certificates of deposit< $100,000	228,942	1,516	2.63%	263,133	1,884	2.84%
Certificates of deposit> $100,000	302,605	2,239	2.94%	242,672	1,852	3.03%
Money market savings accounts	204,938	697	1.35%	142,028	461	1.29%
Regular savings accounts	68,789	146	0.84%	59,314	126	0.84%

Total interest-bearing deposits	1,043,124	4,875	1.86%	908,910	4,533	1.98%
Federal funds purchased and securities sold under agreements to repurchase	65,882	49	0.30%	72,142	94	0.52%
Borrowings	141,124	636	1.79%	102,778	487	1.88%
Trust preferred securities	34,136	433	5.05%	32,500	384	4.69%

Total interest-bearing liabilities	1,284,266	5,993	1.86%	1,116,330	5,498	1.95%
Non-interest-bearing demand accounts	291,105			235,515
Other non-interest-bearing liabilities	5,661			5,249

Total liabilities	1,581,032			1,357,094
Stockholders’ equity	139,907			128,024

Total liabilities and stockholders’ equity	$1,720,939			$1,485,118

Net interest income		$17,529			$15,639

Net interest spread			4.11%			4.28%
Net interest margin			4.45%			4.61%
Ratio of average interest-earning assets to average interest-bearing liabilities			122.05%			120.58%

	Nine Months Ended September 30,
	2004			2003
		Interest	Average		Interest	Average
		Income or	Yield or	Average	Income or	Yield or
	Average Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$159,739	$6,829	5.71%	$108,337	$4,990	6.16%
Real estate—mortgage	923,115	44,337	6.42%	824,568	42,697	6.92%
Real estate—construction	145,132	7,499	6.90%	102,159	5,245	6.86%
Consumer	30,079	2,095	9.30%	33,240	2,462	9.90%
Mortgage	5,698	242	5.67%	13,548	543	5.36%
Other	634	—	—	593	—	—

Total loans	1,264,397	61,002	6.44%	1,082,445	55,937	6.91%
Allowance for loan losses	(14,615)			(12,692)
Securities:
U.S. government and mortgage-backed	229,568	6,443	3.75%	187,377	5,450	3.89%
State and political subdivisions -
Nontaxable	11,540	321	3.72%	3,405	111	4.36%
Taxable	—	—	—	514	7	1.82%
Other	14,670	270	2.46%	7,869	197	3.35%

Total securities	255,778	7,034	3.67%	199,165	5,765	3.87%
Interest-bearing deposits with banks	5,653	43	1.02%	6,187	59	1.27%
Federal funds sold	696	7	1.34%	12,376	104	1.12%

Total interest-earning assets	1,526,524	68,086	5.96%	1,300,173	61,865	6.36%
Non-interest-earning assets:
Cash and due from banks	49,981			46,796
Other	112,348			99,720

Total non-interest-earning assets	162,329			146,516

Total assets	$1,674,238			$1,433,997

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$232,342	$797	0.46%	$199,689	$691	0.46%
Certificates of deposit < $100,000	233,338	4,608	2.64%	278,782	6,152	2.95%
Certificates of deposit > $100,000	289,526	6,321	2.92%	233,239	5,554	3.18%
Money market savings accounts	179,033	1,788	1.33%	139,824	1,501	1.44%
Regular savings accounts	67,092	426	0.85%	56,950	361	0.85%

Total interest-bearing deposits	1,001,331	13,940	1.86%	908,484	14,259	2.10%
Federal funds purchased and securities sold under agreements to repurchase	60,808	135	0.30%	63,258	255	0.54%
Borrowings	167,172	2,102	1.68%	87,612	1,381	2.11%
Trust preferred securities	33,718	1,216	4.82%	32,500	1,161	4.78%

Total interest-bearing liabilities	1,263,029	17,393	1.84%	1,091,854	17,056	2.09%
Non-interest-bearing demand accounts	269,226			212,552
Other non-interest-bearing liabilities	4,614			5,166

Total liabilities	1,536,869			1,309,572
Stockholders’ equity	137,369			124,425

Total liabilities and stockholders’ equity	$1,674,238			$1,433,997

Net interest income		$50,693			$44,809

Net interest spread			4.12%			4.27%
Net interest margin			4.44%			4.61%
Ratio of average interest-earning assets to average interest-bearing liabilities			120.86%			119.08%

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

Rising and falling interest rate environments can have various impacts on a bank’s net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank’s various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of September 30, 2004, our cumulative interest rate gap for the period up to three months was a positive $410.2 million and for the period up to one year was a positive $231.4 million. Based solely on our interest rate gap of twelve months or less, our net income could be favorably impacted by increases in interest rates or unfavorably impacted by decreases in interest rates.

The following table sets forth our estimate of maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at September 30, 2004. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with accounting principles generally accepted in the United States of America. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

		Three
	Less than	months to		More than
	three	less than	One to five	five
	months	one year	years	years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$43,387	$36,730	$156,302	$53,515	$289,934
Interest-bearing deposits with banks	389	—	—	—	389
Loans:
Commercial	114,044	20,743	24,630	1,185	160,602
Real estate	641,504	172,387	288,942	26,235	1,129,068
Consumer	10,885	6,301	11,406	556	29,148

Total interest-earning assets	$810,209	$236,161	$481,280	$81,491	$1,609,141

Interest-bearing liabilities:
Savings and NOW accounts	$101,768	$132,663	$241,631	$61,579	$537,641
Certificates of deposit greater than $100,000	65,894	123,634	114,407	2,062	305,997
Certificates of deposit less than $100,000	48,971	105,749	69,979	2,325	227,024
Securities sold under agreements to repurchase	69,206	—	—	—	69,206
Other borrowings	114,130	52,907	9,980	—	177,017

Total interest-bearing liabilities	$399,969	$414,953	$435,997	$65,966	$1,316,885

Interest rate gap	$410,240	($178,792)	$45,283	$15,525	$292,256

Cumulative interest rate gap at September 30, 2004	$410,240	$231,448	$276,731	$292,256

Cumulative gap ratio at September 30, 2004	2.03	1.28	1.22	1.22

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004 pursuant to Exchange Act rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of management’s evaluation.

PART II – OTHER INFORMATION

Item 5. Other Information

     On October 15, 2004, the Company’s Board approved the Nominating Committee’s new policy and procedures regarding shareholder recommendations for director nominees. Prior to the implementation of this policy, the Nominating Committee did not have a specific policy for considering director candidates recommended by shareholders. Following is a description of the policy and procedures for shareholders who wish to recommend director nominees. The Nominating Committee’s Charter and Procedures for Identifying and Evaluating Candidates for Director are available on the Company’s website at www.fsbnm.com.

     The Nominating Committee will identify and evaluate new candidates for election to the Board when a vacancy arises by reason of the resignation, retirement, removal, death or disability of an incumbent director, or by a decision of the Board to expand the size of the Board. If the Nominating Committee has determined to re-nominate an incumbent director for a position on the Board, it will not consider other recommendations for that position.

     If a vacancy exists on the Board, the Nominating Committee will consider recommendations for directors submitted by its shareholders, in addition to soliciting recommendations for nominees from persons that the Nominating Committee believes are likely to be familiar with qualified candidates. Acceptance of a recommendation for consideration does not imply that the Nominating Committee will nominate the recommended candidate.

     All shareholder nominating recommendations must be in writing, addressed to the Nominating Committee care of the Company’s corporate secretary at the Company’s principal headquarters, 7900 Jefferson NE, Albuquerque, New Mexico 87109. Submissions must be made by mail, courier or personal delivery. E-mailed submissions will not be considered.

     A nominating recommendation must be accompanied by the following information concerning each recommending shareholder:

•	The name and address, including telephone number, of the recommending shareholder;

•	The number of the Company’s shares owned by the recommending shareholder and the time period for which such shares have been held;

•	If the recommending shareholder is not a shareholder of record, a statement from the record holder of the shares (usually a broker or bank) verifying the holdings of the shareholder and a statement from the recommending shareholder of the length of time that the shares have been held. Alternatively, the shareholder may furnish a current Schedule 13D, Schedule 13G, Form 3, Form 4 or Form 5 filed with the Securities and Exchange Commission reflecting the holdings of the shareholder, together with a statement of the length of time that the shares have been held; and

•	A statement from the shareholder as to whether the shareholder has a good faith intention to continue to hold the reported shares through the date of the Company’s next annual meeting of shareholders.

     If a recommendation is submitted by a group of two or more shareholders, the information regarding recommending shareholders must be submitted with respect to each shareholder in the group.

     A nominating recommendation must be accompanied by the following information concerning the proposed nominee:

•	the information required by Item 401 of SEC Regulation S-K (generally providing for disclosure of the name, address, any arrangements or understanding regarding nomination and five year business experience of the proposed nominee, as well as information regarding certain types of legal proceedings within the past five years involving the nominee);

•	the information required by Item 403 of SEC Regulation S-K (generally providing for disclosure regarding the proposed nominee’s ownership of securities of the Company);

•	the information required by Item 404 of SEC Regulation S-K (generally providing for disclosure of transactions between the Company and the proposed nominee valued in excess of $60,000 and certain other types of business relationships with the Company);

•	the consent of the proposed nominee to be interviewed by the Nominating Committee, if the Nominating Committee chooses to do so in its discretion, and to serve as a director of the Company, if nominated and elected;

•	the proposed nominee’s contact information for purposes of arranging any interview;

•	a description of all relationships between the proposed nominee and the recommending shareholder and any agreements or understandings between the recommending shareholder and the nominee regarding the nomination; and

•	a statement from the recommending shareholder regarding whether, in the view of the shareholder, the nominee, if elected, would represent all shareholders and not serve for the purpose of advancing or favoring any particular shareholder or other constituency of the Company.

     The Nominating Committee must have both adequate time to consider a shareholder recommendation and current relevant information regarding a candidate. Accordingly, shareholders who wish to recommend a nominee for election as director at the next annual shareholders’ meeting should submit a completed form not earlier than December 15, of the year preceding the annual meeting and not later than 120 days prior to one-year anniversary of the date the proxy statement for the preceding annual meeting was released to shareholders

     In making its selection, the Nominating Committee will evaluate candidates proposed by shareholders under criteria similar to the evaluation of other candidates, except that the Nominating Committee may consider, as one of the factors in its evaluation of shareholder recommended nominees, the size and duration of the interest of the recommending shareholder or shareholder group in the equity of the Company.

     Shareholders who wish to nominate a person for election as a director at the annual meeting (as opposed to making a recommendation to the Nominating Committee) may do so in accordance with the Restated Articles of Incorporation described in the most recent proxy statement, either in lieu of or in addition to making a recommendation to the Nominating Committee.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

Exhibit
No.	Description
3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (6)

3.3	Amended Bylaws of First State Bancorporation. (2)

4.1	Shareholder Protection Rights Agreement dated October 25, 1996. (3)

10.1	Executive Employment Agreement. (5)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (4)

14	Code of Ethics for Executives. (2)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.

(2)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003.

(3)	Incorporated by reference from First State Bancorporation’s Form 10-QSB for the quarter ended September 30, 1996.

(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003.

(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001.

(6)	Incorporated by reference from First State Bancorporation’s 10-KSB for the year ended December 31, 1997.

     (b) Reports on Form 8-K.

On July 19, 2004, we filed a current report on Form 8-K announcing our second quarter 2004 financial results.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST STATE BANCORPORATION

Date: November 8, 2004	By: /s/ Michael R. Stanford

Michael R. Stanford, President & Chief Executive Officer

Date: November 8, 2004	By: /s/ Christopher C. Spencer

Christopher C. Spencer, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (6)

3.3	Amended Bylaws of First State Bancorporation. (2)

4.1	Shareholder Protection Rights Agreement dated October 25, 1996. (3)

10.1	Executive Employment Agreement. (5)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (4)

14	Code of Ethics for Executives. (2)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.

(2)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003.

(3)	Incorporated by reference from First State Bancorporation’s Form 10-QSB for the quarter ended September 30, 1996.

(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003.

(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001.

(6)	Incorporated by reference from First State Bancorporation’s 10-KSB for the year ended December 31, 1997.