Form 10-K
period 2004-12-31
FIRST STATE BANCORPORATION
filed 2005-03-14
CIK 897861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 001-12487

FIRST STATE BANCORPORATION

(Exact name of registrant as specified in its charter)

NEW MEXICO	85-0366665
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7900 JEFFERSON NE ALBUQUERQUE, NEW MEXICO	87109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (505) 241-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of the delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The aggregate market value of the Common Stock as of June 30, 2004 (the last business day of the registrant’s most recently completed second quarter), based upon the last sale price of the Common Stock at June 30, 2004 as reported by The Nasdaq Stock Market, held by non-affiliates was approximately $218,655,000. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

As of March 10, 2005, there were 15,372,333 shares of common stock issued and outstanding.

Documents Incorporated By Reference

Certain Part III information is incorporated herein by reference, pursuant to Instruction G of Form 10-K, from First State Bancorporation’s Proxy Statement for its 2005 Annual Shareholders’ Meeting, which will be filed with the Commission by April 29, 2005.

Forward-Looking Statements

Certain statements in this Form 10-K are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The discussions regarding our growth strategy, expansion of operations in our markets, competition, loan and deposit growth, timing of new branch openings, expansion opportunities including expanding our mortgage division market share, and response to consolidation in the banking industry include forward-looking statements. Other forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “approximately,” “intend,” “plan,” “estimate,” or “anticipate” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statement. Some factors include changes in interest rates, local business conditions, government regulations, loss of key personnel or inability to hire suitable personnel, faster or slower than anticipated growth, economic conditions, our competitors’ responses to our marketing strategy or new competitive conditions, and competition in the geographic and business areas in which we conduct our operations. We are not undertaking any obligation to update these risks to reflect events or circumstances after the date of this report to reflect the occurrence of unanticipated events.

PART I

Item 1: Business.

First State Bancorporation

We are a New Mexico-based bank holding company. We provide commercial banking services to businesses through our subsidiary bank, First State Bank N.M. (“First State Bank” or “Bank”). We operate thirty branch offices, including twenty-four in New Mexico (three offices in Taos, nine offices in Albuquerque, four offices in Santa Fe, and one office each in Rio Rancho, Los Lunas, Bernalillo, Questa, Pojoaque, Placitas, Moriarty, and Belen), five in Colorado (Denver, Colorado Springs, Fort Collins, Littleton, and Longmont), and one in Utah (Salt Lake City). First State Bank’s branches in Colorado and Utah operate under the name First Community Bank. In addition, the Bank’s residential mortgage origination division operates in all three states as First Community Mortgage. First State Bank began in 1922 in Taos County as a single bank, and is currently the largest bank in that county. At December 31, 2004, we had total assets, total deposits, and total stockholders’ equity of $1.816 billion, $1.401 billion, and $144 million, respectively.

Our management strategy is to provide a business culture in which customers are provided individualized customer service. As part of our operating and growth strategies, we are working to (i) place greater emphasis on attracting core deposits from, and providing financial services to, local businesses and governments; (ii) expand operations in the Albuquerque metropolitan area (which consists of Albuquerque and Rio Rancho), Belen, Los Lunas, Santa Fe, and other strategic areas in New Mexico; (iii) expand operations in the Colorado and Utah markets including the Denver metropolitan area, Colorado Springs, Salt Lake City, and the surrounding areas; (iv) maintain asset quality through strict adherence to credit administration standards; (v) manage interest rate risk; (vi) continue to improve internal operating systems; (vii) increase non-interest income, and (viii) manage non-interest expenses.

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

At December 31, 2004, First State Bancorporation and First State Bank were “well capitalized” under regulatory capital guidelines.

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

During the fourth quarter of 1999, First State Bank opened a mortgage origination division. The mortgage division allows the Bank to generate fee income from our branch network and construction lending activities as well as attract additional customers. In 2004, the mortgage origination division was reorganized and began operating in New Mexico, Colorado, and Utah as First Community Mortgage.

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

Since our initial public offering in 1993, we have made significant investments in expansion and technology. Since 1993, First State Bank has opened sixteen new branches and acquired nine branches. During 2003, we began to strategically reposition the acquired branches and closed two of the branches. The repositioning continued into 2004 with the remodeling/relocation of the remaining First Community branches, the opening of two mortgage offices, and closing one branch in Colorado.

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

Increasing Efficiency. We believe that our investments in technology will allow us to grow revenues faster than expenses over the next few years. Our investments in internet and telephone banking continue to provide alternative methods to enhance our ability to service both our retail and commercial customers. We continue on an implementation path with an imaging based document management and archiving system that is providing efficiencies in managing document flow and ensuring records retention is managed correctly and efficiently. All of our locations are linked together by a private voice and data network eliminating long distance costs for intracompany phone calls and data transmission. We have implemented VPN technology, which allows bank employees greater communication flexibility throughout the organization as well as increasing worker productivity. We are prepared for the efficiencies that will come with Check 21 with the development of our long term check and payment strategies. We believe these investments as well as others will allow us to expand our asset base without a commensurate increase in non-interest expenses.

We continue to evaluate and improve our branch locations and facilities. In 2003, we began repositioning several of our facilities in Colorado and Utah to improve the future growth in these markets. Our repositioning and renovation continued throughout 2004 and included several facilities in New Mexico as well. Occupancy expenses grew during 2004 and should stabilize in 2005 absent any de novo or acquired branches. We believe our investments in facilities will facilitate future growth as well as enable us to provide the convenience and quality of service that our customers deserve.

Asset/Liability Management. Our asset/liability management policy is designed to provide stable net interest income growth by protecting our earnings from undue interest rate risk. We maintain a strategy of keeping the rate adjustment period on the majority of both assets and liabilities to an earnings neutral position, with a substantial amount of these assets and liabilities adjustable in 90 days or less. See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset/Liability Management.”

Growth Strategy

We expect to continue pursuing a growth strategy through a combination of internal growth, de novo branching, and selective acquisitions. Our total assets have grown from $494 million at December 31, 1998 to $1.8 billion through internal growth, de novo branching, and acquisition activity. Since 1993, large out of state financial institutions have acquired several banks that compete with us. These institutions concentrate on the mass retail customer base and extremely large customers. They also reduce service levels to small to medium size businesses. These institutions’ method of doing business affords us a continuing opportunity to gain profitable new account relationships and to expand existing relationships.

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

We believe that the strategy we have employed successfully in the New Mexico market and are currently employing in the Colorado and Utah markets can be successfully employed in other markets in the Southwest. We, therefore, intend to continue exploring opportunities to expand into markets in the southwestern United States either through acquisition of existing institutions with a branch structure in markets with characteristics similar to those in New Mexico, or through de novo branching into markets that display those characteristics.

Our goal over the near term is to continue creating a broad-based, well capitalized, customer-focused regional financial institution. To accommodate our anticipated growth, we intend to further develop our existing management and further develop management information systems and other appropriate internal management systems. However, there can be no assurance that we will be able to achieve our growth objectives.

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

The Colorado front range market area includes the Denver metropolitan area (with branches in Denver and Littleton), and the surrounding communities of Colorado Springs, Longmont, and Fort Collins. Denver, the capital of Colorado and the state’s largest city, has a diverse economy including telecommunications, aerospace, financial services, computer software, biomedical, and many other high tech sectors. Colorado Springs also plays host to a growing number of high technology industries. Many private sector leaders in their fields are located in the front range area, including Qwest Communications, Intel, and Lockheed Martin. The Colorado front range has emerged as a premier center for high-tech and other businesses providing a blend of quality, affordable lifestyle, cultural and national sports attractions, and desirable climate. Effective as of December 31, 2004, we closed the Lakewood, Colorado branch until a more suitable banking location can be found. The Lakewood deposit and loan accounts will be serviced by either the Denver or Littleton branches during the interim. We anticipate that a new Lakewood branch will be opened in the second quarter of 2005.

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

First State Bank’s operations are divided into eight regions: Taos which includes Taos county; Santa Fe which includes Santa Fe county; Albuquerque Metropolitan which includes Bernalillo and Sandoval counties; Los Lunas which includes Valencia and Torrance counties; Northern Colorado which includes Larimer and Boulder counties; Central Colorado which includes Denver and Arapahoe counties; Southern Colorado which includes El Paso county; and Utah which includes Salt Lake county.

First State Bank. The following table sets forth certain information concerning the banking offices of First State Bank as of December 31, 2004:

Location	Number of Facilities	Total Deposits	Total Loans
		(Dollars in thousands)
First State Bank (by Region)
Taos	4	$150,327	$48,804
Santa Fe	5	167,121	210,531
Albuquerque Metropolitan	12	781,093	607,250
Los Lunas	3	100,306	83,647
Northern Colorado	2	24,700	32,721
Central Colorado	2	88,612	131,183
Southern Colorado	1	73,319	220,095
Utah	1	15,825	43,564

Total	30	$1,401,303	$1,377,795

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

The Santa Fe locations primarily serve a diverse group of small to medium size businesses and individual customers, including commercial businesses that support the tourism industry, and residential construction and mortgage lending.

The Colorado and Utah locations provide conventional commercial and real estate secured commercial lending to small to medium size businesses and individual customers in these markets. These locations also provide a full range of banking services, including a full complement of deposit and residential construction and mortgage lending, and other loan services. Prior to its acquisition by First State Bank, First Community primarily made residential mortgage and retail installment loans and was prohibited from accepting transaction deposit accounts (i.e. checking accounts) due to its charter as an industrial bank.

The following is a summary of the percentage of our deposits to total deposits of FDIC insured institutions in the counties in which we do business as of June 30, 2004:

New Mexico

Taos	44.37%
Bernalillo	7.80%
Santa Fe	8.87%
Sandoval	37.52%
Valencia	18.89%
Torrance	13.72%

Colorado

Larimer	0.20%
Boulder	0.40%
Denver	0.25%
Jefferson	0.30%*
Arapahoe	0.35%
El Paso	1.32%

Utah

Salt Lake	0.02%

*	We closed our branch in Jefferson County effective December 31, 2004 and the existing loans and deposits will be serviced by branches in Denver County or Arapahoe County until a new banking location is established in Jefferson County.

We believe that our greatest opportunity for growth in our current market area in New Mexico is in increasing our market share in Bernalillo, Sandoval, Valencia, and Santa Fe counties. First State Bank is the largest bank in Taos County, and growth in that market is expected to come from economic growth and not as a result of increased market share.

We continue to believe that the Colorado and Utah markets represent a great opportunity for growth as the acquired First Community branches have the ability to accept transaction deposit accounts and we continue to aggressively seek commercial banking relationships with small to medium size businesses. We expect that the change in deposit and loan products combined with the integration of our individualized customer service will result in increased market share in Colorado and Utah.

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

First State Bank competes for loans principally through the range and quality of its services, interest rates, and loan fees. We believe that First State Bank’s personal-service philosophy enables the bank to compete favorably with other financial institutions in its focus market of local businesses. First State Bank actively solicits deposit-related clients and competes for deposits by offering customers competitive interest rates, personal attention, and professional service.

Employees

As of December 31, 2004, we had 552 full-time equivalent employees. We place a high priority on staff development, training, and selective hiring. We select new employees on the basis of both technical skills and customer-service capabilities. Our staff development involves training in marketing, customer service, and regulatory compliance. Our employees are not covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

Supervision and Regulation

First State Bancorporation. We are a bank holding company subject to the supervision, examination, and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act (the “BHCA”). The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. As a bank holding company, our activities and those of our banking subsidiary are limited to the business of banking and activities closely related or incidental to banking, and we may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board.

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

During 2004, the Federal Reserve Board revised the bank holding company rating system. The revised system more closely aligns the Federal Reserve’s rating process with the focus of its current supervisory practices by placing an increased emphasis on risk management, providing a more flexible and comprehensive framework for evaluating financial condition, and requiring an explicit determination of the likelihood that the non-depository entities of a bank holding company will have a significant negative impact on the depository subsidiaries. Under the revised rating system, each bank holding company is assigned a composite rating based on an evaluation and rating of three essential components of an institution’s financial condition and operations. These three components are: Risk Management; Financial Condition; and potential impact of the parent company and non-depository subsidiaries on the subsidiary depository institutions. A fourth rating, Depository Institution, mirrors the primary regulator’s assessment of the subsidiary depository institutions. The revised rating system became effective January 1, 2005.

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

Payment of Dividends. The Federal Reserve Board has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that, as a matter of prudent banking, a bank holding company should not maintain a rate of cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality, and overall financial condition. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.

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

Capital Adequacy Requirements. We are subject to the Federal Reserve Board’s risk-based capital and leverage guidelines for bank holding companies. The minimum ratio of total capital to risk-weighted assets (which are the credit risk equivalents of balance sheet assets and certain off balance sheet items such as standby letters of credit) is 8%. At least half of the total capital must be composed of common stockholders’ equity (including retained earnings), trust preferred securities, qualifying non-cumulative perpetual preferred stock (and, for bank holding companies only, a limited amount of qualifying cumulative perpetual preferred stock), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, other disallowed intangibles and disallowed deferred tax assets, among other items (“Tier 1 Capital”). The remainder may consist of a limited amount of subordinated debt, other perpetual preferred stock, hybrid capital instruments, mandatory convertible debt securities that meet certain requirements, as well as a limited amount of reserves for loan losses (“Tier 2 Capital”). The maximum amount of Tier 2 Capital that may be included in an organization’s qualifying total capital is limited to 100% of Tier 1 Capital. The Federal Reserve Board has also adopted a minimum leverage ratio for bank holding companies, requiring Tier 1 Capital of at least 4% of average total consolidated assets.

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

Risk-Based Capital and Leverage Ratios

	As of December 31, 2004 Risk-Based Ratios
	Tier I Capital	Total Capital	Leverage Ratio
First State Bancorporation	9.5%	10.6%	7.8%
First State Bank	9.1%	10.2%	7.5%
Minimum required ratio	4.0%	8.0%	4.0%
“Well capitalized” minimum ratio	6.0%	10.0%	5.0%

The federal bank regulatory agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. In addition, the regulations of the Federal Reserve Board provide that concentration of credit risk, interest rate risk and certain risks arising from nontraditional activities, as well as an institution’s ability to manage these risks, are important factors to be taken into account by regulatory agencies in assessing an organization’s overall capital adequacy. The risk-based capital regulations also provide for the consideration of interest rate risk in the agencies’ determination of a banking institution’s capital adequacy. The regulations require such institutions to effectively measure and monitor their interest rate risk and to maintain capital adequate for that risk.

Prompt Corrective Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, the federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized depository institutions. Depository institutions, such as First State Bank, are assigned one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” and are subjected to differential regulation corresponding to the capital category within which the institution falls. Under certain circumstances, a well capitalized, adequately capitalized, or undercapitalized institution may be treated as if the institution were in the next lower capital category. A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

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

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. Failure to meet capital guidelines could subject the bank to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, and to certain restrictions on business. As of December 31, 2004, each of First State Bancorporation and First State Bank exceeded the required capital ratios for classification as “well capitalized.”

Enforcement Powers of the Federal Banking Agencies. The federal banking agencies have broad enforcement powers. Failure to comply with applicable laws, regulations, and supervisory agreements could subject First State Bancorporation or First State Bank, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed under “Prompt Corrective Action,” the appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation:

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

Restrictions on Transactions with Affiliates and Insiders. First State Bank is subject to restrictions under federal law that limit certain transactions with affiliates, including loans, other extensions of credit, investments, or asset purchases. Such transactions by a banking subsidiary with any one affiliate are limited in amount to 10% of the bank’s capital and surplus and, with all affiliates together, to an aggregate of 20% of the bank’s capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts. These and certain other transactions, including any payment of money to us, must be on terms and conditions that are or in good faith would be offered to nonaffiliated companies.

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

Anti-Terrorism Legislation. We are subject to the USA Patriot Act of 2001 which contains the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. That Act contains anti-money laundering measures affecting insured depository institutions, broker-dealers, and certain financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. We have established policies and procedures to ensure compliance with the Act and the related regulations.

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

The Gramm-Leach-Bliley Act. The GLBA became law on November 12, 1999, and key provisions affecting bank holding companies became effective March 11, 2000. The GLBA enables bank holding companies to acquire insurance companies and securities firms and effectively repeals depression-era laws which prohibited the affiliation of banks and these other financial services entities under a single holding company. Certain qualified bank holding companies and other types of financial service entities may elect to become financial holding companies under the new law. Financial holding companies are permitted to engage in activities considered financial in nature, as defined in the GLBA, and may engage in a broader range of activities than bank holding companies or banks. The GLBA will enable financial holding companies to offer a wide variety of financial services, or services incident to financial services, including banking, securities underwriting, merchant banking, and insurance (both underwriting and agency services). The financial services authorized by the GLBA also may be engaged in by a “financial subsidiary” of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, all of which must be conducted by the financial holding company.

The GLBA also modified laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including us, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to “opt out” of the disclosure. Financial institutions are also required to establish and maintain policies and procedures to safeguard their customers’ records and information. We have established policies and procedures regarding the GLBA financial privacy requirements and the related regulations.

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

Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, First State Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Unfair Practices Acts of states, and the Real Estate Settlement Procedures Act among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or engaging in other types of transactions with such customers.

Effect on Economic Environment. The policies of regulatory authorities, especially the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits. Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on our business and earnings cannot be predicted.

Check 21 Act. We are subject to the Check Clearing for the 21st Century Act (the “Check 21 Act”), which was enacted on October 28, 2003 and became effective on October 28, 2004. The Check 21 Act authorizes a new negotiable instrument called a “substitute check” to facilitate check truncation and electronic check exchange. A substitute check is a paper reproduction of the original check that contains an image of the front and back of the original check and can be processed just like the original check. The Check 21 Act provides that a properly prepared substitute check is the legal equivalent of the original check for all purposes. The Check 21 Act does not require any bank to create substitute checks or to accept checks electronically. The Check 21 Act includes new warranties, an indemnity, and expedited re-credit procedures that protect substitute check recipients. We have established policies and procedures designed for compliance with the Check 21 Act.

Corporate Governance—Sarbanes-Oxley Act of 2002 and NASD Independence Rules. We are subject to the Sarbanes-Oxley Act of 2002 (“SOX”), which implemented reforms intended to address securities and accounting fraud. Among other things, SOX established a new accounting oversight board to enforce auditing, quality control and independence standards, restricts provision of both auditing and consulting services by accounting firms, and provides audit committee pre-approval of non-audit services to audit clients. To insure auditor independence, any non-audit services being provided to an audit client requires pre-approval by a company’s audit committee members. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Commission, subject to civil and criminal penalties for knowing violations. SOX also requires audit committees to be independent and have at least one financial expert, and enacts other requirements for audit committee operations and selection of auditor. SOX expands the scope and penalties of the federal criminal code relating to securities and accounting fraud, and afford protection for employees who are “whistle-blowers.” Effective for the year ended December 31, 2004, we are subject to the requirements of Section 404 of SOX wherein management is required to establish and maintain internal controls and procedures for financial reporting and to report annually on (1) management’s responsibility for the internal controls and procedures for financial reporting and (2) their effectiveness. The assessment reported by management is the subject of an attestation report by our independent external audit firm.

Our independent registered public accounting firm has attested to, and reported on, management’s evaluation of internal controls and procedures over financial reporting as of December 31, 2004, which appears in Appendix A.

We are listed on the Nasdaq Stock Market (“Nasdaq”), a subsidiary of the National Association of Securities Dealers (“NASD”). On November 2, 2003, the SEC approved NASD rules for companies listed on Nasdaq as part of their qualitative listing requirements for listing or continued listing relating to audit committee composition, audit committee charters, nominating committee charters, executive sessions of independent directors, and code of conduct requirements. Under the NASD rules, the audit committee must be composed of independent directors without recent affiliation with auditors of the company, must have an audit committee charter, directors must have executive sessions of independent directors, must have a nominating committee charter, and must have a code of conduct applying to all employees, officers, and directors meeting certain minimum standards. As required by the NASD rules, we have certified that we comply with the new rules. In addition, the NASD also requires audit committee approval of all related party transactions and that a majority of the board of directors be independent under the NASD definition of independence.

The board is committed to maintaining a corporate governance structure that meets or exceeds the requirements for the Sarbanes-Oxley Act and the recent NASD rules.

Future Legislation. Various legislation is from time to time introduced in Congress and state legislatures with respect to the regulation of financial institutions. Such legislation may change the banking statutes and our operating environment in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations, would have upon our financial condition or our results of operations.

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

Item 2: Properties.

Our principal offices are located at 7900 Jefferson NE, Albuquerque, New Mexico 87109. We provide services to customers from a total of thirty branches including twenty-four in New Mexico, five in Colorado, and one in Utah. These offices are located in the cities of Taos (3), Albuquerque (9), Santa Fe (4), Rio Rancho, Belen, Bernalillo, Los Lunas, Moriarty, Placitas, Pojoaque, and Questa, New Mexico; Colorado Springs, Denver, Littleton, Longmont, and Fort Collins, Colorado; and Salt Lake City, Utah. In addition to these branch offices, we have separate loan production offices in Denver, Colorado, and Salt Lake City, Utah, and two administrative facilities in Albuquerque. With the exception of the Main and Southside facilities in Taos, the Journal Center facility in Albuquerque, the Bernalillo facility, the Littleton facility, and the Salt Lake City facility, which are owned by First State Bank, we lease our banking facilities. We monitor the quality and appearance of our banking facilities and complete renovations as considered appropriate in order to effectively serve our customers. All of the facilities acquired from First Community have been renovated and/or relocated to new facilities since the acquisition, and the majority of our New Mexico facilities have been renovated or built within the last 10 years. See Item 13: “Certain Relationships and Related Transactions.”

Item 3: Legal Proceedings.

From time to time we are involved in legal proceedings. In the ordinary course of our business, claims and lawsuits are filed against us or raised by counterclaims. These legal actions arise out of claims to enforce liens, in condemnation or quiet title proceedings on properties in which we hold security interests, and by claims involving the making and servicing of real property loans, and other issues incident to our business. In the opinion of management, the ultimate liability, if any, resulting from known claims or lawsuits will not have a material adverse effect on our consolidated financial position or results of operations.

Item 4: Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

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

	Per Share (1)
Quarter Ended	Diluted Net Earnings	Dividends Paid	Book Value	Low Price (2)	High Price (2)	Quarter End Price
December 31, 2004	0.27	0.060	9.42	15.46	19.26	18.38
September 30, 2004	0.27	0.060	9.27	14.51	15.80	15.77
June 30, 2004	0.22	0.060	8.88	14.95	16.25	15.43
March 31, 2004	0.23	0.055	8.93	14.98	18.12	15.39
December 31, 2003	0.24	0.055	8.71	14.70	17.99	17.38
September 30, 2003	0.26	0.055	8.58	13.41	15.74	14.81
June 30, 2003	0.25	0.055	8.42	10.70	13.68	13.67
March 31, 2003	0.23	0.050	8.20	10.70	13.05	10.70

(1)	All amounts reflect a 2-for-1 stock split which was effective February 9, 2005.
(2)	The prices shown represent the high and low closing sales prices for the quarter.

The last reported sale price of our Common Stock on March 10, 2005, was $17.10 per share. As of March 10, 2005, there were approximately 103 shareholders of record, not including shareholders who beneficially own Common Stock held in nominee or street name.

Dividend Policy

We paid cash dividends of $3.6 million or $0.24 per share in 2004 and $3.2 million or $0.22 per share in 2003, which amounted to 23.63% and 21.62%, of net income in 2004 and 2003, respectively. The declaration and payment of cash dividends are determined by the Board of Directors in light of the earnings, capital requirements, our financial condition, and other relevant factors. Our ability to pay cash dividends depends on the amount of cash dividends paid to us by First State Bank and our capital position. Capital distributions, including dividends, by First State Bank are subject to federal and state regulatory restrictions tied to its earnings and capital. Information regarding dividend restrictions on our banking subsidiary is incorporated herein by reference to Item 1. Business–Supervision and Regulation/Payment of Dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding compensation plans under which shares of Common Stock may be issued upon the exercise of option, warrants and rights under the First State Bancorporation 1993 Stock Option Plan and the 2003 Equity Incentive Plan as of December 31, 2004:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,279,290	$13.77	445,000
Equity compensation plans not approved by security holders	—	—	—

Total	1,279,290	$13.77	445,000

Item 6: Selected Financial Data.

Selected Financial Data are filed as part of this report and appear in “Financial Summary” in the attached Appendix A.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations are filed as part of this report and appear in the attached Appendix A.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosures About Market Risk are filed as part of this report and appear within Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption Asset/Liability Management in the attached Appendix A.

Item 8: Financial Statements and Supplementary Data.

Our consolidated financial statements are filed as a part of this report and appear in Appendix A immediately following the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A: Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information required to be disclosed in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004 pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required. There was no change in our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for public disclosure in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, our internal control over financial reporting is effective.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by KPMG, LLP, the independent registered public accounting firm who also audited our consolidated financial statements. KPMG’s attestation report on management’s assessment of our internal control over financial reporting appears on page A-21 hereof.

Item 9B: Other Information.

None.

PART III

Item 10: Directors and Executive Officers of the Registrant.

Information regarding directors appearing under the caption “Election of Directors” in our Proxy Statement for the 2005 Annual Meeting of Shareholders is hereby incorporated by reference. Information relating to disclosure of delinquent Form 3, 4, and 5 filers is incorporated by reference to the information appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2005 Annual Meeting of Shareholders.

Information regarding our audit committee financial experts appearing under the caption “Information with Respect to Standing Committees of the Board of Directors and Meetings” in our Proxy Statement for the 2005 Annual Meeting of Shareholders is hereby incorporated by reference.

Information regarding our Code of Ethics appearing under the caption “Corporate Governance” in our Proxy Statement for the 2005 Annual Meeting of Shareholders is hereby incorporated by reference. The Code of Ethics has been filed with the Commission and is posted on our website at www.fsbnm.com “Investor Relations.”

Information regarding executive officers appearing under the caption “Executive Officers of the Company” in our Proxy Statement for the 2005 Annual Meeting of Shareholders is hereby incorporated by reference.

Item 11: Executive Compensation.

Information appearing under the captions “Compensation of Directors” and “Executive Compensation” in the 2005 Proxy Statement is hereby incorporated by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Voting Securities and Principal Holders” in the 2005 Proxy Statement is hereby incorporated by reference.

Item 13: Certain Relationships and Related Transactions.

Information regarding certain related transactions appearing under the caption “Certain Business Relationships” in the 2005 Proxy Statement is hereby incorporated by reference.

Item 14: Principal Accountant Fees and Services.

Information regarding principal accountant fees and services appearing under the caption “Ratification of Independent Auditors” in the 2005 Proxy Statement is incorporated herein by reference.

PART IV

Item 15: Exhibits and Financial Statement Schedules.

The following documents are filed as part of this annual report on Form 10-K:

1.	Financial Statements:

•	Financial Highlights

•	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements)

•	Report of Independent Registered Public Accounting Firm (Internal Controls over Financial Reporting)

•	Consolidated Balance Sheets as of December 31, 2004 and 2003

•	Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003, and 2002

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2004, 2003, and 2002

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2003, and 2002

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003, and 2002

The above financial statements are incorporated by reference from pages A-22 through A-51 of the attached Appendix.

2. Financial Statement Schedules

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

No.	Description
2	Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank N.M. (formerly known as First State Bank of Taos), First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation. (7)

3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (4)

3.3	Amended Bylaws of First State Bancorporation. (8)

4	Shareholder Protection Rights Agreement dated October 25, 1996. (3)

10.1	Executive Employment Agreement. (6)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (5)

14	Code of Ethics for Executives. (8)

21	Subsidiaries of Registrant. (2)

23	Consent of KPMG LLP. *

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form SB-2, Commission File No. 33-68166, declared effective November 3, 1993.
(3)	Incorporated by reference from First State Bancorporation’s Form 10-QSB for the quarter ended September 30, 1996.
(4)	Incorporated by reference from First State Bancorporation’s 10-KSB for the year ended December 31, 1997.
(5)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003.
(6)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001.
(7)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on May 31, 2002.
(8)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST STATE BANCORPORATION

By:	Michael R. Stanford
Michael R. Stanford, President and
Chief Executive Officer

Dated: March 14, 2005

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date
Michael R. Stanford Michael R. Stanford	President and Chief Executive Officer and a Director (Principal Executive Officer)	March 14, 2005 March 14, 2005

H. Patrick Dee H. Patrick Dee	Executive Vice President, Treasurer and a Director	March 14, 2005 March 14, 2005

Christopher C. Spencer Christopher C. Spencer	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	March 14, 2005 March 14, 2005

Leonard J. DeLayo, Jr. Leonard J. DeLayo, Jr.	Director	March 14, 2005 March 14, 2005

Bradford M. Johnson Bradford M. Johnson	Director	March 14, 2005 March 14, 2005

Douglas M. Smith, M.D. Douglas M. Smith, M.D.	Director	March 14, 2005 March 14, 2005

Herman N. Wisenteiner Herman N. Wisenteiner	Director	March 14, 2005 March 14, 2005

Nedra Matteucci Nedra Matteucci	Director	March 14, 2005 March 14, 2005

Lowell A. Hare Lowell A. Hare	Director	March 14, 2005 March 14, 2005

A.J. (Jim) Wells A.J. (Jim) Wells	Director	March 14, 2005 March 14, 2005

APPENDIX A

FIRST STATE BANCORPORATION AND SUBSIDIARY

FINANCIAL HIGHLIGHTS

	Years ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Interest income	$93,442	$83,713	$59,846	$53,630	$50,739
Interest expense	23,875	22,629	18,384	20,478	20,198

Net interest income	69,567	61,084	41,462	33,152	30,541
Provision for loan losses	(4,500)	(5,543)	(2,589)	(2,386)	(2,475)

Net interest income after provision for loan losses	65,067	55,541	38,873	30,766	28,066
Non-interest income	14,191	14,521	12,698	9,414	7,782
Non-interest expenses	55,478	47,242	35,982	27,517	24,767

Income before income taxes	23,780	22,820	15,589	12,663	11,081
Income tax expense	8,555	7,969	5,631	4,521	3,849

Net income	$15,225	$14,851	$9,958	$8,142	$7,232

Per Share Data:
Net income per diluted share	$0.99	$0.98	$0.83	$0.81	$0.72
Book value	9.42	8.71	8.02	5.97	5.24
Tangible book value	6.55	5.81	4.99	5.93	5.20
Dividends paid	0.24	0.22	0.20	0.17	0.14
Market price end of period	18.38	17.38	12.40	10.65	6.99
Weighted average diluted common shares outstanding	15,443,536	15,196,898	11,995,202	10,098,698	9,993,984

Average Balance Sheet Data:
Total assets	$1,705,356	$1,466,715	$998,165	$718,178	$598,365
Loans	1,284,904	1,110,741	692,283	497,485	425,507
Investment securities	264,654	204,624	188,628	150,118	120,601
Interest-bearing deposits with other banks	4,982	5,216	16,785	18,756	6,173
Federal funds sold	1,087	10,247	22,682	5,722	5,129
Deposits	1,305,770	1,137,698	805,417	585,063	484,128
Borrowings	190,542	136,504	41,695	1,486	5,224
Stockholders’ equity	139,122	126,328	82,053	55,623	47,475

Performance Ratios:
Return on average assets	0.89%	1.01%	1.00%	1.13%	1.21%
Return on average common equity	10.94%	11.76%	12.14%	14.64%	15.23%
Net interest margin	4.47%	4.59%	4.50%	4.93%	5.48%
Efficiency ratio	66.24%	62.49%	66.44%	64.65%	64.63%
Earnings to fixed charges:
Including interest on deposits	2.00x	2.01x	1.85x	1.62x	1.55x
Excluding interest on deposits	6.11x	6.83x	8.08x	6.51x	4.21x

Asset Quality Ratios:
Nonperforming assets to total loans and other real estate owned	0.67%	1.14%	1.17%	0.50%	0.86%
Net charge-offs to average loans	0.26%	0.29%	0.16%	0.30%	0.37%
Allowance for loan losses to total loans	1.11%	1.15%	1.16%	1.31%	1.37%
Allowance for loan losses to nonperforming loans	192%	113%	108%	290%	325%

Capital Ratios:
Leverage ratio	7.80%	7.93%	7.82%	7.76%	7.72%
Average stockholders’ equity to average total assets	8.16%	8.61%	8.22%	7.75%	7.93%
Tier I risk-based capital ratio	9.52%	9.52%	10.42%	10.59%	10.15%
Total risk-based capital ratio	10.58%	10.64%	11.59%	11.61%	11.36%

SELECTED QUARTERLY FINANCIAL DATA

(unaudited)

	2004
	Fourth Qtr	Third Qtr	Second Qtr	First Qtr
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Interest income	$25,356	$23,522	$22,218	$22,346
Interest expense	6,482	5,993	5,699	5,701

Net interest income	18,874	17,529	16,519	16,645
Provision for loan losses	(1,040)	(1,190)	(830)	(1,440)

Net interest income after provision for loan losses	17,834	16,339	15,689	15,205
Non-interest income	3,391	3,819	3,495	3,486
Non-interest expenses	14,587	13,900	13,919	13,072

Income before income taxes	6,638	6,258	5,265	5,619
Income tax expense	2,427	2,139	1,944	2,045

Net income	$4,211	$4,119	$3,321	$3,574

Net interest margin	4.57%	4.45%	4.39%	4.47%

Per Share Data:
Net income per diluted share	$0.27	$0.27	$0.22	$0.23
Book value	9.42	9.27	8.88	8.93
Tangible book value	6.55	6.40	6.01	6.05
Dividends paid	0.060	0.060	0.060	0.055
Weighted average diluted common shares outstanding	15,533,060	15,435,734	15,428,744	15,403,866

	2003
	Fourth Qtr	Third Qtr	Second Qtr	First Qtr
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Interest income	$21,848	$21,137	$20,721	$20,007
Interest expense	5,573	5,498	5,690	5,868

Net interest income	16,275	15,639	15,031	14,139
Provision for loan losses	(1,580)	(1,645)	(1,271)	(1,047)

Net interest income after provision for loan losses	14,695	13,994	13,760	13,092
Non-interest income	3,220	3,736	4,000	3,565
Non-interest expenses	12,356	12,060	11,714	11,112

Income before income taxes	5,559	5,670	6,046	5,545
Income tax expense	1,938	1,637	2,315	2,079

Net income	$3,621	$4,033	$3,731	$3,466

Net interest margin	4.54%	4.61%	4.66%	4.55%

Per Share Data:
Net income per diluted share	$0.24	$0.26	$0.25	$0.23
Book value	8.71	8.58	8.42	8.20
Tangible book value	5.81	5.66	5.47	5.23
Dividends paid	0.055	0.055	0.055	0.050
Weighted average diluted common shares outstanding	15,327,560	15,239,510	15,130,552	15,079,552

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF

OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

Basis of Presentation

The following represents management’s discussion and analysis of First State Bancorporation’s consolidated financial condition as of December 31, 2004 and 2003, and our results of consolidated operations for the years ended December 31, 2004, 2003, and 2002. This discussion should be read in conjunction with the consolidated financial statements and related footnotes and the five-year summary of selected financial data. On February 9, 2005, we effected a two-for-one split of its common stock. All references to number of shares and per share computations have been retroactively adjusted to reflect the increased number of shares due to the effect of the common stock split.

Overview and Outlook

For the year ended December 31, 2004, we reported net income of $15.2 million, or $0.99 per diluted share in 2004, an increase of 2.5% over prior year earnings. Net income for 2003 was $14.9 million, or $0.98 per diluted share. Earnings growth in 2004 was driven primarily by the increase in net interest income combined with a net interest margin that increased modestly in the second half of the year.

Highlights for 2004 are as follows:

•	Loan demand throughout our system was stable and resulted in total loan growth of $145.1 million or 11.9% during the year. This total growth rate includes the impact of selling approximately $38 million in mortgage loans acquired in the acquisition of First Community in 2002 during the first quarter of 2004. Had we retained those loans, loan growth would have increased to approximately 15.0% for the year. The allowance for loan losses as a percentage of total loans ended the year at 1.11% and loans charged-off as a percentage of total loans were 0.26% in 2004.

•	Total deposits grew $205.4 million or 17.2% during the year, which included a $48 million or 17.9% increase in non-interest-bearing deposits. The increase in deposits in excess of our total loan growth for the year corresponded to an overall decrease in borrowings of $56.8 million or 22.8%.

•	Our net interest margin compression continued in 2004; however, as the Federal Reserve Board began to increase interest rates during the year, our asset sensitive position caused this compression to cease. Our net interest margin fell to 4.39% during the second quarter of 2004 and subsequently began to increase in the last two quarters of 2004 ending the fourth quarter at 4.57%.

•	Our residential mortgage lending division was reorganized which included hiring new senior management and embarking on an aggressive growth strategy. During 2004, two new residential mortgage loan production offices were opened in Colorado Springs, Colorado, and Salt Lake City, Utah.

•	We continued our strategy to relocate and/or renovate our facilities in the Colorado markets and expanded our investment in personnel by hiring key lending individuals within the Colorado markets who are established and familiar with their respective markets. Due to these increases in non-interest expenses resulting from our investments in new personnel and facilities, our efficiency ratio increased to 66.24% in 2004 from 62.49% in the prior year.

Assuming the economy remains stable and the general level of interest rates does not experience more than modest changes in 2005, management expects modest balance sheet growth and stable loan demand similar to 2004. Based on this outlook, we are currently projecting results for 2005 in the range of $1.15 - $1.20 per diluted share.

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

Goodwill

The excess of cost over fair value of the net assets of acquired banks is recorded as goodwill. Prior to 2002, goodwill was amortized over its estimated useful life on a straight-line basis and the recoverability of goodwill assessed by determining whether the amortization can be recovered through projected undiscounted future results of operations. Beginning in 2002, goodwill is no longer amortized. We test goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We completed our annual goodwill impairment tests during the fourth quarter in 2004, 2003, and 2002, and found no impairment.

Recent Accounting Pronouncements and Developments

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other provisions, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies. Subject to a complete review of the requirements of SFAS 123R, based on stock options granted through December 31, 2004, we expect that the adoption of SFAS 123R on July 1, 2005, would reduce both third quarter 2005 and fourth quarter 2005 net earnings by approximately $250,000 ($0.02 per share, diluted) each.

Note 1 to the consolidated financial statements discusses new accounting policies we adopted during 2004 and the expected impact of other new accounting standards recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect our financial condition, results of operations or liquidity, the impact is discussed elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements.

Results of Operations

Earnings Performance

An analysis of the major components of net income in 2004, 2003, and 2002 is presented below. Additional data on our performance during the past five years appear in “Financial Highlights”.

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Interest income	$93,442	$83,713	$59,846
Interest expense	23,875	22,629	18,384

Net interest income	69,567	61,084	41,462
Provision for loan losses	(4,500)	(5,543)	(2,589)
Non-interest income	14,191	14,521	12,698
Non-interest expense	55,478	47,242	35,982

Income before income taxes	23,780	22,820	15,589
Income tax expense	8,555	7,969	5,631

Net income	$15,225	$14,851	$9,958

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

During the years ended December 31, our net interest income increased by $8.5 million to $69.6 million or 13.9% in 2004 from $61.1 million in 2003, which was an increase of $19.6 million or 47.3% from $41.5 million in 2002. These increases were due to a $174.2 million or 15.7% increase in average loans to $1.285 billion in 2004 from $1.111 billion in 2003, and a $418.5 million or 60.5% increase from $692 million in 2002. A significant factor in the increase in average loans in 2003 was due to the $343 million of loans acquired on October 1, 2002, in the First Community acquisition. In addition, we experienced growth in the loan portfolio as a result of our efforts to increase market share by building around the infrastructure we have established and taking advantage of market dislocations caused by the acquisition of local competitors and growth in the economy of our market areas. The increase in interest income was offset by a decrease in yield on loans to 6.5% in 2004 from 6.8% in 2003 and 7.3% in 2002. This decrease in yield was a direct result of the Federal Reserve Bank reducing rates in 2002 and 2003, which has a direct effect on the prime rate to which a significant portion of our loans are tied. The residual impact of the 2003 rate cuts continued into the second quarter of 2004; however, the Federal Reserve Bank began to increase rates in the middle of 2004 which has resulted in an increased loan yield during the second half of the year.

During 2004, the cost of interest-bearing liabilities also decreased to 1.86% from 2.04% in 2003 and 2.44% in 2002 as a result of decreasing interest rates precipitated by the Federal Reserve Bank’s rate cuts. The decreases in interest rates on interest-bearing liabilities also subsided during the second quarter of 2004 and have steadily increased as the result of the Federal Reserve Bank’s rate increases in 2004. The changes in rates we pay on deposits lag behind the increases from the Federal Reserve Bank, and are primarily market driven due to the competitive nature of deposits which impacts the rates we pay on deposits.

The decline in interest rates in 2002 and 2003 had the impact of compressing our net interest margin in 2004, 2003, and 2002 because of our asset sensitive position. This margin compression continued into 2004; however, the Federal Reserve began to increase rates in the middle of 2004 which had the effect of increasing our margin during the third and fourth quarters of 2004.

Our net interest margin was 4.47% in 2004, compared to 4.59% in 2003 and 4.50% in 2002. The net interest margin rose from 2002 to 2003 in spite of a Federal Reserve Bank rate cut in 2003 due to the 2002 margin having been compressed abnormally by the liquidity maintained prior to the acquisition of First Community, the 42.6% growth in non-interest-bearing deposits in 2003, and the run off of higher yielding certificates of deposit in the First Community branches. The decrease in the margin from 2003 to 2004 was due to the residual impact of the Federal Reserve Bank rate cuts in 2003 which has the effect of reducing interest income faster than interest expense given the asset sensitive position of our balance sheet.

Management believes that any additional interest rate increases by the Federal Reserve Bank would increase our net interest margin. The extent of any increase in net interest margin will depend on the amount and timing of any further Federal Reserve Bank increases and our ability to manage the cost of interest-bearing liabilities given our competitive position in the markets we serve.

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

	Years ended December 31,
	2004			2003			2002
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$160,891	$9,420	5.85%	$115,872	$6,995	6.04%	$91,710	$6,142	6.70%
Real estate—mortgage	927,375	59,867	6.46	842,845	57,541	6.83	467,340	33,932	7.26
Real estate—construction	158,147	11,100	7.02	106,205	7,273	6.85	97,486	6,847	7.02
Consumer	29,654	2,777	9.36	32,673	3,219	9.85	28,435	2,947	10.36
Mortgage	8,167	459	5.62	12,564	706	5.62	6,728	452	6.72
Other	670	—	—	582	—	—	584	—	—

Total loans	1,284,904	83,623	6.51%	1,110,741	75,734	6.82%	692,283	50,320	7.27%
Allowance for loan losses	(14,829)			(13,008)			(8,900)
Securities:
U.S. government and mortgage-backed	236,582	8,801	3.72	190,580	7,327	3.84	182,187	8,656	4.75
States and political subdivisions:
Non-taxable	13,879	573	4.13	4,478	181	4.04	3,319	148	4.47
Taxable	—	—	—	488	9	1.84	132	2	1.89
Other	14,193	372	2.62	9,078	286	3.15	2,990	100	3.34

Total securities	264,654	9,746	3.68%	204,624	7,803	3.81%	188,628	8,906	4.72%
Interest-bearing deposits with other banks	4,982	57	1.14	5,216	63	1.21	16,785	261	1.55
Federal funds sold	1,087	16	1.47	10,247	113	1.10	22,682	359	1.58

Total interest-earning assets	1,555,627	93,442	6.01%	1,330,828	83,713	6.29%	920,378	59,846	6.50%
Non-interest-earning assets:
Cash and due from banks	51,424			47,667			36,734
Other	113,134			101,228			49,953

Total non-interest-earning assets	164,558			148,895			86,687

Total assets	$1,705,356			$1,466,715			$998,165

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$237,144	$1,118	0.47%	$199,890	$907	0.45%	$165,716	$1,260	0.76%
Certificates of deposit < $100,000	231,686	6,183	2.67	270,101	7,840	2.90	165,482	5,977	3.61
Certificates of deposit > $100,000	295,398	8,712	2.95	238,750	7,429	3.11	181,307	6,852	3.78
Money market savings accounts	194,961	2,636	1.35	145,910	2,043	1.40	84,729	1,489	1.76
Regular savings accounts	67,480	573	0.85	58,367	493	0.84	48,964	605	1.23

Total interest-bearing deposits	1,026,669	19,222	1.87%	913,018	18,712	2.05%	646,198	16,183	2.50%
Federal funds purchased and securities sold under agreements to repurchase	64,278	199	0.31	61,109	302	0.49	65,467	585	0.89
Short-term borrowings	71,235	993	1.39	34,308	459	1.34	5,027	104	2.07
Long-term debt	84,848	1,728	2.04	69,696	1,610	2.31	16,225	421	2.59
Junior subordinated debentures	34,459	1,733	5.03	32,500	1,546	4.76	20,443	1,091	5.34

Total interest-bearing liabilities	1,281,489	23,875	1.86%	1,110,631	22,629	2.04%	753,360	18,384	2.44%
Non-interest-bearing demand accounts	279,101			224,680			159,219
Other non-interest-bearing liabilities	5,644			5,076			3,533

Total liabilities	1,566,234			1,340,387			916,112
Stockholders’ equity	139,122			126,328			82,053

Total liabilities and stockholders’ equity	$1,705,356			$1,466,715			$998,165

Net interest income		$69,567			$61,084			$41,462

Net interest spread			4.15%			4.25%			4.06%
Net interest margin			4.47%			4.59%			4.50%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.39%			119.83%			122.17%

Loan fees of $5.7 million, $4.7 million, and $2.5 million are included in interest income for the years ended December 31, 2004, 2003, and 2002, respectively.

The following table illustrates the changes in our net interest income due to changes in volume and changes in interest rate. Changes attributable to the combined effect of volume and interest rates have been included in the changes due to volume.

	Years ended December 31,
	2004 vs. 2003 Increase (decrease) due to changes in			2003 vs. 2002 Increase (decrease) due to changes in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets
Loans:
Commercial	$2,718	$(293)	$2,425	$1,618	$(765)	$853
Real estate—mortgage	5,771	(3,445)	2,326	27,264	(3,655)	23,609
Real estate—construction	3,557	270	3,827	612	(186)	426
Consumer	(297)	(145)	(442)	439	(167)	272
Mortgage	(247)	—	(247)	392	(138)	254

Total loans	11,502	(3,613)	7,889	30,325	(4,911)	25,414
Securities:
U.S. government and mortgage-backed	1,769	(295)	1,474	399	(1,728)	(1,329)
States and political subdivisions:
Non-taxable	380	12	392	52	(19)	33
Taxable	(9)	—	(9)	7	—	7
Other	161	(75)	86	204	(18)	186

Total securities	2,301	(358)	1,943	662	(1,765)	(1,103)
Interest-bearing deposits with other banks	(3)	(3)	(6)	(180)	(18)	(198)
Federal funds sold	(101)	4	(97)	(196)	(50)	(246)

Total interest-earning assets	13,699	(3,970)	9,729	30,611	(6,744)	23,867

Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	169	42	211	260	(613)	(353)
Certificates of deposit < $100,000	(1,115)	(542)	(1,657)	3,779	(1,916)	1,863
Certificates of deposit > $100,000	1,763	(480)	1,283	2,171	(1,594)	577
Money market savings accounts	687	(94)	593	1,075	(521)	554
Regular savings accounts	77	3	80	116	(228)	(112)

Total interest-bearing deposits	1,581	(1,071)	510	7,401	(4,872)	2,529
Federal funds purchased and securities sold under agreements to repurchase	16	(119)	(103)	(39)	(244)	(283)
Short-term borrowings	494	40	534	606	(251)	355
Long-term debt	350	(232)	118	1,387	(198)	1,189
Junior subordinated debentures	93	94	187	643	(188)	455

Total interest-bearing liabilities	2,534	(1,288)	1,246	9,998	(5,753)	4,245

Total increase (decrease) in net interest income	$11,165	$(2,682)	$8,483	$20,613	$(991)	$19,622

Non-interest Income

An analysis of the components of non-interest income is presented in the table below:

	Years ended December 31,			$ Change		% Change
	2004	2003	2002	2004-2003	2003-2002	2004-2003	2003-2002
	(Dollars in thousands)
Service charges on deposit accounts	$4,410	$4,225	$3,439	$185	$786	4%	23%
Credit and debit card transaction fees	3,991	3,938	4,195	53	(257)	1	(6)
Gain on sale of mortgage loans	2,718	3,493	2,768	(775)	725	(22)	26
Other	3,072	2,865	2,296	207	569	7	25

Total non-interest income	$14,191	$14,521	$12,698	$(330)	$1,823	(2)%	14%

The increases in service charges on deposit accounts are directly related to the increases in total deposits from 2002 to 2004. The increase in 2003 was also driven by the 43% increase in non-interest-bearing deposits over 2002.

Credit and debit card transaction volumes decreased in 2003 from 2002 levels resulting in lower fee income; however, in 2004 credit and debit card transaction volumes increased slightly. During the third quarter of 2004, the merchant card portfolio was sold to an unrelated third party for $500,000, plus contingent future amounts subject to customer retention percentages payable in 2005 and 2006. The resulting gain on the sale of the merchant card business of approximately $500,000 is being amortized over the 10-year term of a revenue sharing agreement signed with the purchaser. Credit and debit card transaction fees will decrease significantly in 2005 due to the sale of the merchant portfolio which will result in lower fee income as well as salaries and related expenses of the operation. Income received pursuant to the revenue sharing agreement is expected to result in substantially the same operating results in 2005.

Gain on sale of mortgage loans decreased in 2004 due to an overall decrease in mortgage loan activity compared to 2003. In 2003, we originated a record $213 million in mortgage loans primarily as a result of refinancing activity driven by a 40-year low in mortgage loan interest rates. We generally attempt to sell all mortgage loans that we originate in the secondary market. The refinancing activity peaked in the second quarter of 2003 and dropped off dramatically in the third and fourth quarters of 2003. We experienced a continued decline in mortgage loan activity during the first half of 2004. We made a strategic decision to reorganize the residential mortgage division of the bank and in the second quarter of 2004 began hiring additional lending officers and expanding the operation. As a result of adding new lenders and mortgage loan interest rates remaining relatively low we experienced increased activity in the third and fourth quarters of 2004. In addition, due to the increased emphasis on mortgage lending in the Colorado and Utah markets, we expect new originations to increase in 2005 from the levels in 2004; however, they may not return to the overall level experienced in 2003.

Non-interest Expense

An analysis of the components of non-interest expense is presented in the table below:

	Years ended December 31,			$ Change		% Change
	2004	2003	2002	2004-2003	2003-2002	2004-2003	2003-2002
	(Dollars in thousands)
Salaries and employee benefits	$24,843	$20,570	$15,421	$4,273	$5,149	21%	33%
Occupancy	7,804	6,267	4,353	1,537	1,914	25	44
Data processing	2,934	2,412	2,011	522	401	22	20
Credit and debit card interchange	1,580	1,637	2,004	(57)	(367)	(3)	(18)
Equipment	4,258	3,697	2,781	561	916	15	33
Legal, accounting, and consulting	1,372	1,128	816	244	312	22	38
Marketing	2,288	2,190	2,109	98	81	4	4
Telephone	1,219	1,534	887	(315)	647	(21)	73
Delivery	901	1,007	432	(106)	575	(11)	133
Loss on sale of loans	435	—	—	435	—	100	—
Other	7,844	6,800	5,168	1,044	1,632	15	32

Total non-interest expense	$55,478	$47,242	$35,982	$8,236	$11,260	17%	31%

The increases in non-interest expenses are due to our overall growth and the continued impact of our repositioning in the Colorado markets. The increase in salaries and employee benefits in 2004 includes additional personnel hired in Colorado to support our focus on commercial business customers, as well as additional personnel throughout the organization in order to have the personnel to service and grow the commercial lending platform.

Occupancy and equipment expense increased in 2004 as a result of continuing our strategy to relocate and/or renovate the First Community branch facilities and a full year of expense related to the addition of three new branches and the new support services facility which was completed towards the end of 2003 in New Mexico. The Colorado Springs, Colorado branch was relocated in May 2003, and the Longmont, Colorado branch was remodeled in October 2003. New branches were added in Santa Fe and Albuquerque, New Mexico in March and July 2003 in addition to a new operations building in Albuquerque, New Mexico in September 2003. During 2004, we completed the relocation and/or remodel of three of the remaining branches in Colorado, the relocation of our Salt Lake City branch, and the addition of one branch and the renovation of two additional branches in New Mexico. The Cherry Creek branch was remodeled in May 2004 and the Littleton and Fort Collins branches were remodeled in June 2004. We completed the relocation of the Salt Lake City branch in November 2004. The Journal Center facility in Albuquerque, New Mexico was renovated to enable us to better serve our commercial business customers in May 2004, we completed the addition of a second new branch in Santa Fe, New Mexico in May 2004, and completed the remodel of our Rio Rancho, New Mexico branch in December 2004.

Income Tax Expense

Income tax expense increased to $8.6 million in 2004, from $8.0 million in 2003 and $5.6 million in 2002. The effective tax rate, computed by dividing income tax expense by income before taxes, was 36.0% in 2004, compared to 34.9% in 2003 and 36.1% in 2002. The effective tax rate is lower than the statutory tax rate primarily due to bank owned life insurance and tax-exempt interest income. The effective tax rate in 2003 also benefited from an increase in the rate at which net deferred taxes are expected to be realized. Management anticipates that our effective tax rate will be approximately 37% in 2005.

Return on Equity and Assets

The following table shows the return on average assets, return on average equity, dividend payout ratio, and ratio of average equity to average assets for the periods indicated.

	Years ended December 31,
	2004	2003	2002
Return on average assets	0.89%	1.01%	1.00%
Return on average equity	10.94	11.76	12.14
Dividend payout ratio	23.63	21.62	21.61
Average equity to average assets	8.16	8.61	8.22

Financial Condition

Summary of Changes in Investments, Loans, Deposits, and Borrowings

The following table summarizes the change in our investment, loan, deposit, and borrowing balances compared to the previous year:

	As of December 31,			$ Change		% Change
	2004	2003	2002	2004-2003	2003-2002	2004-2003	2003-2002
	(Dollars in thousands)
Investments	$290,925	$235,120	$194,094	$55,805	$41,026	24%	21%
Loans	1,377,795	1,231,485	1,017,025	146,310	214,460	12	21
Deposits	1,401,303	1,195,875	1,079,684	205,428	116,191	17	11
Borrowings	192,513	249,322	113,174	(56,809)	136,148	(23)	120

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

As of December 31, 2004, our cumulative interest rate GAP for the period up to three months was a positive $359.9 million and for the period up to one year was a positive $178.2 million. Based solely on our interest rate GAP of twelve months or less, our net income could be unfavorably impacted by a decrease in interest rates or favorably impacted by an increase in interest rates.

During 2004, we experienced an increase in deposits of 17% as a result of our strategy to capture market share as well as our continued focus in the Colorado market. The overall increase in deposits exceeded our loan growth of 12% and as a result, our loan to deposit ratio decreased to 98% at December 31, 2004, from 103% at December 31, 2003, during a period of increasing interest rates. Management intends to maintain or slightly reduce the current loan to deposit ratio during 2005.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate GAP of our interest-earning assets and interest-bearing liabilities at December 31, 2004. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with accounting principles generally accepted in the United States of America. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Less than three months	Three months to less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$5,813	$20,137	$209,558	$55,417	$290,925
Interest-bearing deposits with other banks	1,501	—	—	—	1,501
Federal funds sold	1,250	—	—	—	1,250
Loans:
Commercial	121,881	21,471	29,178	1,763	174,293
Real estate	679,047	160,935	308,762	26,157	1,174,901
Consumer	10,508	6,661	10,849	583	28,601

Total interest-earning assets	820,000	209,204	558,347	83,920	1,671,471

Interest-bearing liabilities:
Savings and NOW accounts	107,915	129,592	237,512	64,561	539,580
Certificates of deposit of $100,000 or more	69,605	139,634	108,820	2,042	320,101
Other time accounts	57,208	93,639	70,715	2,331	223,893
Other interest-bearing liabilities	225,391	28,052	8,231	562	262,236

Total interest-bearing liabilities	460,119	390,917	425,278	69,496	1,345,810

Interest rate GAP	$359,881	$(181,713)	$133,069	$14,424	$325,661

Cumulative interest rate GAP at December 31, 2004	$359,881	$178,168	$311,237	$325,661

Cumulative GAP ratio at December 31, 2004	1.78	1.21	1.24	1.24

The following table presents an analysis of the sensitivity inherent in our net interest income and market value of portfolio equity (market value of assets, less the market value of liabilities). The interest rate scenarios presented in the table include interest rates at December 31, 2004, and as adjusted by instantaneous parallel rate changes upward and downward of up to 200 basis points. Each rate scenario reflects unique prepayment and repricing assumptions.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates. This analysis is based on the earlier of repricing or contractual final maturity of our assets and liabilities at December 31, 2004.

Change in Interest Rates	Net Interest Income	Market Value of Portfolio Equity
+200	4%	(21)%
+100	2%	(6)%
0	0%	14%
-100	(2)%	39%
-200	(3)%	68%

Investment Portfolio

The following table provides the carrying value of our investment portfolio at each of the dates indicated. At December 31, 2004, the carrying value exceeded the market value by approximately $171,000 and at December 31, 2003, the market value exceeded the carrying value by approximately $245,000. We do not own a 10 percent or greater position in any single issuer.

	As of December 31,
	2004	2003	2002
	(Dollars in thousands)
U.S. Treasury securities	$1,001	$499	$499
U.S. government agency securities	127,393	124,625	121,227
Mortgage-backed securities:
Pass-through certificates	69,397	85,208	64,139
Collateralized mortgage obligations	56,580	—	—
Obligations of states and political subdivisions	24,210	10,100	3,665
Other securities	12,344	14,688	4,564

Total investment securities	$290,925	$235,120	$194,094

The table below provides the carrying values, maturities, and weighted average yield of our investment portfolio as of December 31, 2004.

	Carrying value	Average maturity (years)	Weighted average yields
	(Dollars in thousands)
U.S. Treasury securities
One year or less	$1,001	0.68	2.00%
U.S. government agency securities
After one through five years	127,393	3.59	3.52
Mortgage-backed securities
After one through five years	5,444	4.17	5.37
After five through ten years	20,489	8.92	4.54
After ten years	100,044	18.42	4.78

Total mortgage-backed securities obligations (a)	125,977	16.26	4.76
Obligations of states and political subdivisions
One year or less	845	0.51	4.30
After one through five years	2,220	3.11	4.02
After five through ten years	6,415	8.25	3.57
After ten years	14,730	21.87	6.16

Total states and political subdivisions securities	24,210	15.80	5.22
Other securities	12,344	—	3.31

Total investment securities	$290,925	9.93	4.19%

(a)	Substantially all of our mortgage-backed securities are due in 10 years or more based on contractual maturity. The estimated weighted average life, which reflects anticipated future prepayments is approximately four years for pass-through certificates and three years for collateralized mortgage obligations.

The yields shown above have not been computed on a tax equivalent basis for tax-exempt obligations.

Loan Portfolio

The following table presents the amount of our loans, by category, at the dates indicated.

	As of December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$174,293	12.6%	$160,261	13.0%	$100,813	9.9%	$90,187	16.4%	$82,901	18.0%
Real estate - commercial	683,638	49.6	577,835	46.9	422,643	41.6	250,972	45.8	215,934	46.9
Real estate - one- to four-family	280,570	20.4	338,272	27.5	337,241	33.1	70,940	12.9	63,536	13.8
Real estate - construction	191,728	13.9	116,725	9.5	100,458	9.9	98,086	17.9	68,282	14.9
Consumer and other	28,601	2.1	30,736	2.5	35,555	3.5	25,557	4.6	24,451	5.3
Mortgage loans available for sale	18,965	1.4	7,656	0.6	20,315	2.0	12,980	2.4	4,980	1.1

Total loans	$1,377,795	100.0%	$1,231,485	100.0%	$1,017,025	100.0%	$548,722	100.0%	$460,084	100.0%

During the first quarter of 2004, we completed the sale of 194 mortgage loans with a carrying value of approximately $38 million obtained in the acquisition of First Community in 2002. These loans were sold at a discount resulting in a loss of $435,000, net of deferred loan fees.

During the first quarter of 2003, we completed the sale of certain mortgage loans available for sale obtained in the acquisition of First Community in 2002. The sale to unrelated third parties included 227 loans with a carrying value of approximately $8.5 million. These loans were marked to market in the acquisition accounting for First Community and therefore no gain or loss was recognized from the sale.

The following table presents the aggregate maturities of loans in each major category of our loan portfolio at December 31, 2004. Actual maturities may differ from the contractual maturities shown as a result of renewals and prepayments.

	Less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Fixed-rate loans:
Commercial	$22,764	$23,584	$1,554	$47,902
Real estate	38,439	62,480	17,092	118,011
Consumer	12,491	10,806	557	23,854
Mortgage loans available for sale	18,965	—	—	18,965

Total fixed-rate loans	92,659	96,870	19,203	208,732

Variable-rate loans:
Commercial	120,588	5,594	209	126,391
Real estate	782,578	246,282	9,065	1,037,925
Consumer	4,678	43	26	4,747

Total variable-rate loans	907,844	251,919	9,300	1,169,063

Total loans	$1,000,503	$348,789	$28,503	$1,377,795

Nonperforming Assets

Nonperforming assets consist of loans past due 90 days or more, non-accrual loans, restructured loans, and other real estate owned. We generally place a loan on non-accrual status and cease accruing interest when loan payment performance is deemed unsatisfactory or we become aware that adverse factors have occurred that create substantial doubt about the collectability of the loan. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received, while a loan is classified as non-accrual, are recorded as a reduction of principal as long as doubt exists as to collection.

Potential problem assets are defined as loans presently accruing interest, and not contractually past due 90 days or more and not restructured, but about which management has doubt as to the future ability of the borrower to comply with present repayment terms, which may result in the reporting of the loans as nonperforming assets in the future. Management monitors the performance and value of any collateral securing such loans monthly, and in cases where the loan balance exceeds estimated fair value of collateral, a specific portion of the allowance for loan losses is allocated to these loans. At December 31, 2004, $829,000 of the allowance for loan losses was allocated specifically to such loans.

The following table sets forth information with respect to these assets at the dates indicated.

	As of December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Loans past due 90 days or more	$4	$13	$721	$3	$6
Non-accrual loans	7,969	12,515	10,241	2,480	1,937

Total nonperforming loans	7,973	12,528	10,962	2,483	1,943
Other real estate owned	1,255	1,557	908	272	2,016

Total nonperforming assets	$9,228	$14,085	$11,870	$2,755	$3,959

Allowance for loan losses	$15,331	$14,121	$11,838	$7,207	$6,308

Potential problem assets	$22,174	$15,115	$23,286	$13,331	$5,053

Ratio of total nonperforming assets to total assets	0.51%	0.86%	0.86%	0.33%	0.61%
Ratio of total nonperforming loans to total loans	0.58%	1.02%	1.08%	0.45%	0.42%
Ratio of allowance for loan losses to total nonperforming loans	192%	113%	108%	290%	325%

Loans on which the accrual of interest has been discontinued amounted to $8.0 million, $12.5 million, and $10.2 million at December 31, 2004, 2003, and 2002, respectively. If interest on such loans had been accrued, such income would have been approximately $348,000 in 2004, $495,000 in 2003, and $203,000 in 2002. Actual interest income on those loans, which is recorded only when received, amounted to zero in 2004, 2003, and 2002.

Analysis of the Allowance for Loan Losses

Management uses a systematic methodology, which is applied monthly, to evaluate the amount of allowance for loan losses and the resultant provisions for loan losses it considers adequate to provide for anticipated loan losses. This methodology includes the following elements:

•	A periodic detailed analysis of the loan portfolio

•	A systematic loan grading system

•	A periodic review of the summary of the allowance for loan loss balance

•	Identification of loans to be evaluated on an individual basis for impairment under SFAS No. 114

•	Consideration of internal factors such as our size, organizational structure, loan portfolio structure, loan administration procedures, past due and delinquency trends, and loss experience

•	Consideration of risks inherent in different kinds of lending

•	Consideration of external factors such as local, regional, and national economic factors

•	An overall evaluation of the quality of the underlying collateral, and holding and disposition costs

The following table sets forth information regarding changes in our allowance for loan losses for the periods indicated.

	Years ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Allowance for loan losses, beginning of period	$14,121	$11,838	$7,207	$6,308	$5,387
Charge-offs:
Commercial and other	1,038	445	598	1,034	1,257
Real estate loans	2,067	2,349	358	338	664
Consumer loans	426	766	298	201	112
Credit cards	172	142	174	130	23

Total charge-offs	3,703	3,702	1,428	1,703	2,056

Recoveries:
Commercial and other	136	115	121	45	369
Real estate loans	135	141	57	47	27
Consumer loans	83	146	93	100	70
Credit cards	59	40	34	24	36

Total recoveries	413	442	305	216	502

Net charge-offs	3,290	3,260	1,123	1,487	1,554
Provision for loan losses	4,500	5,543	2,589	2,386	2,475
Allowance related to acquired loans	—	—	3,165	—	—

Allowance for loan losses, end of period	$15,331	$14,121	$11,838	$7,207	$6,308

As a percentage of average total loans:
Net charge-offs	0.26%	0.29%	0.16%	0.30%	0.37%
Provision for loan losses	0.35	0.50	0.37	0.48	0.58
Allowance for loan losses	1.19	1.27	1.71	1.45	1.48
As a percentage of total loans at year-end:
Allowance for loan losses	1.11	1.15	1.16	1.31	1.37
As a multiple of net charge-offs:
Allowance for loan losses	4.66	4.33	10.54	4.85	4.06
Income before income taxes and provision for loan losses	8.60	8.70	16.19	10.13	8.72

Specific allowances are provided for individual loans where ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and considering the net realizable value of the security and of the loan guarantees, if applicable. The following table sets forth the allowance for loan losses by category, based upon management’s assessment of the risk associated with these categories at the dates indicated, and summarizes the percentage of gross loans in each category as a percentage of total loans.

Our loan portfolio is concentrated in New Mexico, Colorado, and Utah. A significant portion of our loan portfolio is secured by real estate in those communities. Accordingly, the ultimate collectibility of our loan portfolio is dependent upon the economy and real estate values in those markets.

	As of December 31,
	2004		2003		2002		2001		2000
	(Dollars in thousands)
	Amount of allowance	Percent of loans to total loans	Amount of allowance	Percent of loans to total loans	Amount of allowance	Percent of loans to total loans	Amount of allowance	Percent of loans to total loans	Amount of allowance	Percent of loans to total loans
Commercial and other and subjective portion	$6,785	12.64%	$6,056	13.01%	$6,368	9.91%	$6,376	16.40%	$3,604	32.86%
Real estate	7,642	85.28	6,944	84.49	4,981	86.59	607	79.00	2,586	61.83
Consumer	904	2.08	1,121	2.50	489	3.50	224	4.60	118	5.31

Total allowance for loan losses	$15,331	100.00%	$14,121	100.00%	$11,838	100.00%	$7,207	100.00%	$6,308	100.00%

The provision for loan losses decreased to $4.5 million in 2004, from $5.5 million in 2003 and $2.6 million in 2002. The provision in each year was based on management’s judgment concerning the amount of allowance for loan losses necessary after its review of various factors, which we believe affect the credit quality of the loan portfolio. Charge-offs net of recoveries of loans were $3.3 million in 2004, $3.3 million in 2003, and $1.1 million in 2002. The percentage of net charge-offs to average loans was 0.26% in 2004, 0.29% in 2003, and 0.16% in 2002. Management intends to continue to provide for potential loan losses based upon growth in the portfolio, trends in delinquencies, charge-off experience, and local and national economic conditions.

Deposits

The following table presents the average balances outstanding for each major category of our deposits and weighted average interest rate paid for interest-bearing deposits for the periods indicated.

	Years ended December 31,
	2004		2003		2002
	(Dollars in thousands)
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Interest-bearing demand accounts	$237,144	0.47%	$199,890	0.45%	$165,716	0.76%
Certificates of deposit	527,084	2.83	508,851	3.00	346,789	3.70
Money market savings accounts	194,961	1.35	145,910	1.40	84,729	1.76
Regular savings accounts	67,480	0.85	58,367	0.84	48,964	1.23
Non-interest-bearing demand accounts	279,101	—	224,680	—	159,219	—

Totals	$1,305,770	1.87%	$1,137,698	2.05%	$805,417	2.50%

The following table shows the amount and maturity of certificates of deposit that had balances of $100,000 or more and the percentage of the total for each maturity.

	As of December 31,
	2004		2003		2002
	(Dollars in thousands)
Three months or less	$69,605	21.74%	$63,007	23.58%	$52,584	23.75%
Three through six months	64,530	20.16	56,613	21.18	48,372	21.85
Six through twelve months	75,104	23.47	61,401	22.98	59,257	26.76
Over twelve months	110,862	34.63	86,235	32.26	61,189	27.64

Totals	$320,101	100.00%	$267,256	100.00%	$221,402	100.00%

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled approximately $69.7 million, $63.7 million, and $70.8 million at December 31, 2004, 2003, and 2002, respectively. The weighted average interest rate on securities sold under agreements to repurchase was 0.43%, 0.33%, and 0.49% at December 31, 2004, 2003, and 2002, respectively.

Securities sold under agreements to repurchase are summarized as follows:

	Years ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Balance	$69,723	$63,686	$70,764
Weighted average interest rate	0.43%	0.33%	0.49%
Maximum amount outstanding at any month end	$75,109	$63,686	$70,764
Average balance outstanding during the period	$64,241	$54,368	$65,339
Weighted average interest rate during the period	0.31%	0.41%	0.89%

Short-term FHLB Advances

Short-term Federal Home Loan Bank (“FHLB”) advances totaled approximately $91 million, $110 million, and $20 million at December 31, 2004, 2003, and 2002, respectively. The weighted average interest rate on short-term FHLB advances was 2.21%, 1.04%, and 1.77% at December 31, 2004, 2003, and 2002, respectively.

Short-term FHLB advances are summarized as follows:

	Years ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Balance	$91,000	$110,000	$20,000
Weighted average interest rate	2.21%	1.04%	1.77%
Maximum amount outstanding at any month end	$115,000	$110,000	$20,000
Average balance outstanding during the period	$71,235	$34,308	$5,027
Weighted average interest rate during the period	1.39%	1.34%	2.07%

Liquidity and Sources of Funds

Our primary sources of funds are customer deposits, loan repayments, and borrowings. These funds are used to make loans, acquire investment securities and other assets, and fund continuing operations. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not stable sources of funds. Our deposits increased to $1.401 billion at December 31, 2004, from $1.196 billion at December 31, 2003. Growth in deposits has occurred primarily as a result of our efforts to increase market share by taking advantage of market dislocations caused by the acquisition of local competitors and growth in the economy of our market areas.

Our net loans increased to $1.362 billion at December 31, 2004 from $1.217 billion as of December 31, 2003. During 2004, real estate loans increased by $123.1 million, commercial loans increased by $14.0 million, consumer loans decreased by $2.1 million, and mortgage loans available for sale increased by $11.3 million. The increase in loans is due to our successful efforts to increase our market share by taking advantage of market dislocations caused by the acquisition of local competitors, growth in the economy of our market area, and our continued focus on the Colorado markets.

We maintain an investment securities portfolio made up of U.S. Treasury, U.S. agencies, mortgage-backed securities issued by U.S. agencies, municipal bonds, and other securities. These securities may be used as a source of liquidity either through sale of securities available for sale or pledging for qualified deposits, or as collateral for Federal Home Loan Bank borrowings.

During 2004, our deposit growth outpaced the growth in loans resulting in a decrease in borrowings from the Federal Home Loan Bank. The repayment of the additional borrowings in 2004 is laddered out to April 2005 and therefore refinancing these borrowings will be subject to prevailing market rates. At December 31, 2004, we had additional borrowing capacity at the Federal Home Loan Bank of approximately $302 million as well as unused Federal Funds lines at other banks of $57.5 million.

While management anticipates that we will continue to rely primarily on customer deposits and loan repayments, as well as retained earnings, to provide liquidity, to make loans and to purchase securities, we may also consider secondary sources of liquidity such as the sale of additional blocks of mortgage loans from the acquired First Community portfolio, the issuance of brokered deposits, the issuance of junior subordinated debentures, private equity offerings or the sale of equity in the capital markets. We believe that our customer deposits provide a strong source of liquidity because of the high percentage of core deposits. FHLB advances are used to compensate for reductions in other sources of funds. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets. The sources of such borrowings are federal funds sold, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank.

Contractual Obligations and Commercial Commitments

The following tables present contractual cash obligations, defined as principal of non-deposit obligations with maturities in excess of one year, and property and equipment operating lease obligations, and commercial commitments, defined as commitments to extend credit as of December 31, 2004. See Notes 9, 10, and 13 of the notes to the consolidated financial statements.

	Payments Due by Period
Contractual Cash Obligations	Total	One Year and Less	One to Three Years	Four to Five Years	After Five Years
	(Dollars in thousands)
FHLB advances	$153,026	$145,012	$8,014	$—	$—
Note Payable	826	47	102	115	562
Operating leases	36,770	4,463	7,797	7,207	17,303
Junior subordinated debentures	38,661	—	—	—	38,661

Total contractual cash obligations	$229,283	$149,522	$15,913	$7,322	$56,626

	Amount of Commitment Expiration Per Period
Commercial Commitments	Unfunded Commitments	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in thousands)
Lines of credit	$290,490	$196,900	$47,996	$902	$44,692
Standby letters of credit	32,836	25,836	7,000	—	—

Total commercial commitments	$323,326	$222,736	$54,996	$902	$44,692

Capital Resources

Our total stockholders’ equity increased to $144.3 million at December 31, 2004 from $132.4 million at December 31, 2003. Of the $11.9 million increase, $15.2 million was produced by earnings, $1.2 million due to stock issuances related to stock options, restricted stock, the dividend re-investment plan, and the employee benefit plan, $363,000 was generated from the tax benefit of exercised options. These increases were offset primarily by $1.3 million as a result of the decrease in market value of securities available for sale and dividend payments of $3.6 million.

Management currently intends to continue to retain a major portion of our earnings to support anticipated growth. As of December 31, 2004, we were considered well capitalized based on the regulatory capital requirements as further disclosed in note 14 to the consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

First State Bancorporation:

We have audited the accompanying consolidated balance sheets of First State Bancorporation and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First State Bancorporation and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First State Bancorporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Albuquerque, New Mexico

March 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

First State Bancorporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that First State Bancorporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First State Bancorporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that First State Bancorporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, First State Bancorporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First State Bancorporation and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004 and our report dated March 2, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Albuquerque, New Mexico

March 2, 2005

FIRST STATE BANCORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2004	2003
ASSETS
Cash and due from banks (note 3)	$42,514	$52,626
Interest-bearing deposits with other banks	1,501	33,524
Federal funds sold	1,250	—

Total cash and cash equivalents	45,265	86,150

Investment securities (note 4):
Available for sale (at market, amortized cost of $204,672 and $135,005 at December 31, 2004 and 2003)	203,174	135,530
Held to maturity (at amortized cost, market of $75,236 and $85,147 at December 31, 2004 and 2003)	75,407	84,902
Federal Home Loan Bank stock and Federal Reserve Bank stock at cost	12,344	14,688

Total investment securities	290,925	235,120

Mortgage loans available for sale (note 5)	18,965	7,656
Loans held for investment net of unearned interest (note 5)	1,358,830	1,223,829
Less allowance for loan losses (note 5)	(15,331)	(14,121)

Net loans	1,362,464	1,217,364

Premises and equipment, net (note 6)	29,310	22,993
Accrued interest receivable	6,947	5,582
Other real estate owned	1,255	1,557
Goodwill (note 7)	43,223	43,223
Cash surrender value of bank owned life insurance	19,910	19,111
Deferred tax asset, net (note 11)	2,866	3,479
Other assets, net	13,345	12,160

Total assets	$1,815,510	$1,646,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits (note 8):
Non-interest-bearing	$317,729	$269,569
Interest-bearing	1,083,574	926,306

Total deposits	1,401,303	1,195,875

Securities sold under agreements to repurchase (note 9)	69,723	63,686
Federal Home Loan Bank Advances and other (note 9)	153,852	216,822
Junior subordinated debentures (note 10)	38,661	32,500
Other liabilities	7,662	5,415

Total liabilities	1,671,201	1,514,298

Stockholders’ equity (note 12):
Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized; issued, 16,141,232 and 16,026,144; outstanding, 15,324,728 and 15,209,984 at December 31, 2004 and 2003, respectively	88,634	87,304
Treasury stock, at cost (816,504 shares at December 31, 2004 and 816,160 shares at December 31, 2003)	(6,340)	(6,335)
Retained earnings	63,166	51,539
Unearned compensation	(192)	(403)
Accumulated other comprehensive income (loss) -
Unrealized (loss) gain on investment securities, net of tax (notes 4 and 11)	(959)	336

Total stockholders’ equity	144,309	132,441

Commitments and contingencies (notes 12 and 13)

Total liabilities and stockholders’ equity	$1,815,510	$1,646,739

See accompanying notes to consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Years ended December 31,
	2004	2003	2002
Interest income:
Interest and fees on loans	$83,623	$75,734	$50,320
Interest on marketable securities:
Taxable	9,173	7,622	8,758
Nontaxable	573	181	148
Federal funds sold	16	113	359
Interest-bearing deposits with other banks	57	63	261

Total interest income	93,442	83,713	59,846

Interest expense:
Deposits	19,222	18,712	16,183
Short-term borrowings (note 9)	1,192	761	689
Long-term debt (note 9)	1,728	1,610	421
Junior subordinated debentures (note 10)	1,733	1,546	1,091

Total interest expense	23,875	22,629	18,384

Net interest income	69,567	61,084	41,462
Provision for loan losses (note 5)	(4,500)	(5,543)	(2,589)

Net interest income after provision for loan losses	65,067	55,541	38,873
Non-interest income:
Service charges on deposit accounts	4,410	4,225	3,439
Other banking service fees	756	1,116	1,083
Credit and debit card transaction fees	3,991	3,938	4,195
Gain (loss) on sale or call of investment securities	359	46	(8)
Check imprint income	584	590	529
Gain on sale of mortgage loans	2,718	3,493	2,768
Other	1,373	1,113	692

Total non-interest income	14,191	14,521	12,698

Non-interest expenses:
Salaries and employee benefits (notes 12 and 13)	24,843	20,570	15,421
Occupancy	7,804	6,267	4,353
Data processing	2,934	2,412	2,011
Credit and debit card interchange	1,580	1,637	2,004
Equipment	4,258	3,697	2,781
Legal, accounting, and consulting	1,372	1,128	816
Marketing	2,288	2,190	2,109
Telephone expense	1,219	1,534	887
Supplies	922	744	755
Delivery expenses	901	1,007	432
Other real estate owned	366	354	132
FDIC insurance premiums	181	173	129
Amortization of intangibles	111	114	53
Check imprint expense	537	528	495
Loss on sale of loans	435	—	—
Other	5,727	4,887	3,604

Total non-interest expenses	55,478	47,242	35,982

Income before income taxes	23,780	22,820	15,589
Income tax expense (note 11)	8,555	7,969	5,631

Net income	$15,225	$14,851	$9,958

Earnings per share (note 1):
Basic earnings per share	$0.99	$0.99	$0.86

Diluted earnings per share	$0.99	$0.98	$0.83

See accompanying notes to consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years ended December 31,
	2004	2003	2002
Net income	$15,225	$14,851	$9,958
Other comprehensive (loss) income, net of tax - unrealized holding (losses) gains on securities available for sale arising during period	(1,065)	(357)	25
Reclassification adjustment for (gains) losses included in net income	(230)	(29)	6

Total comprehensive income	$13,930	$14,465	$9,989

See accompanying notes to consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share amounts)

	Years ended December 31, 2004, 2003, and 2002
	Common Stock Shares	Common Stock Amount	Treasury Stock	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2001	9,771,168	$30,348	$(4,787)	$32,093	$—	$691	$58,345

Net income	—	—	—	9,958	—	—	9,958
Dividends ($0.20) per share	—	—	—	(2,152)	—	—	(2,152)
Common shares issued from exercise of options (note 12)	76,934	216	—	—	—	—	216
Income tax benefit from exercise of options	—	406	—	—	—	—	406
Purchase of Treasury stock	(55,000)	—	(660)	—	—	—	(660)
Common shares issued in employee benefit plan	25,964	306	—	—	—	—	306
Common shares issued pursuant to dividend reinvestment plan	6,602	57	—	—	—	—	57
Common shares issues pursuant to public offering	4,830,000	50,961	—	—	—	—	50,961
Net change in market value, net of tax	—	—	—	—	—	31	31

Balance at December 31, 2002	14,655,668	82,294	(5,447)	39,899	—	722	117,468

Net income	—	—	—	14,851	—	—	14,851
Dividends ($0.22) per share	—	—	—	(3,211)	—	—	(3,211)
Common shares issued from exercise of options (note 12)	552,398	2,256	—	—	—	—	2,256
Income tax benefit from exercise of options	—	1,843	—	—	—	—	1,843
Purchase of Treasury stock	(30,000)	—	(331)	—	—	—	(331)
Common shares issued in employee benefit plan	28,176	366	—	—	—	—	366
Common shares issued pursuant to dividend reinvestment plan	6,802	98	—	—	—	—	98
Restricted stock awards (note 12)	29,000	447	—	—	(403)	—	44
Deferred compensation (note 13)	(32,060)	—	(557)	—	—	—	(557)
Net change in market value, net of tax	—	—	—	—	—	(386)	(386)

Balance at December 31, 2003	15,209,984	87,304	(6,335)	51,539	(403)	336	132,441

Net income	—	—	—	15,225	—	—	15,225
Dividends ($0.24) per share	—	—	—	(3,598)	—	—	(3,598)
Common shares issued from exercise of options (note 12)	86,728	513	—	—	—	—	513
Income tax benefit from exercise of options (note 12)	—	363	—	—	—	—	363
Common shares issued in employee benefit plan	21,380	337	—	—	—	—	337
Common shares issued pursuant to dividend reinvestment plan	6,980	117	—	—	—	—	117
Restricted stock awards (note 12)	—	—	—	—	211	—	211
Deferred compensation (note 13)	(344)	—	(5)	—	—	—	(5)
Net change in market value, net of tax	—	—	—	—	—	(1,295)	(1,295)

Balance at December 31, 2004	15,324,728	$88,634	$(6,340)	$63,166	$(192)	$(959)	$144,309

See accompanying notes to consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Years ended December 31,
	2004	2003	2002
Operating activities:
Net income	$15,225	$14,851	$9,958

Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	4,500	5,543	2,589
Provision for decline in value of other real estate owned	56	187	51
Depreciation and amortization	4,997	3,960	2,430
Income tax benefit of stock options exercised	363	1,843	406
Increase in bank owned life insurance cash surrender value	(799)	(958)	(555)
Amortization of securities, net	858	(1,003)	(1,590)
(Gain) loss on sale of investment securities available for sale	(359)	—	94
Net gain on sales of other real estate owned	(177)	(68)	—
Loss on sale of loans	435	—	—
Loss on disposal of fixed assets	174	—	—
Compensation expense	211	44	—
Mortgage loans originated for sale	(177,169)	(213,330)	(185,773)
Proceeds from sale of mortgage loans originated for sale	167,006	230,673	189,555
(Increase) decrease in accrued interest receivable	(1,365)	(198)	801
Deferred tax asset	512	77	(712)
Increase in other assets, net	(349)	(2,004)	(4,657)
Increase (decrease) in other liabilities, net	2,242	(922)	456

Total adjustments	1,136	23,844	3,095

Net cash provided by operating activities	16,361	38,695	13,053

Cash flows from investing activities:
Net increase in loans	(179,941)	(237,428)	(130,638)
Purchases of investment securities carried at amortized cost	(9,996)	(55,276)	(76,067)
Maturities of investment securities carried at amortized cost	19,183	38,597	69,212
Purchases of investment securities carried at market	(140,370)	(137,406)	(238,629)
Maturities of investment securities carried at market	37,992	113,493	249,034
Sale of investment securities available for sale	34,863	—	9,985
Purchases of premises and equipment	(10,488)	(9,621)	(4,430)
Goodwill adjustment	—	189	—
Proceeds from sale of and payments on other real estate owned	2,843	1,597	103
Proceeds from the sale of loans	37,649	—	—
Acquisition, net of cash acquired	—	—	(59,917)
Purchase of bank owned life insurance	—	—	(10,000)

Net cash used in investing activities	(208,265)	(285,855)	(191,347)

Cash flows from financing activities:
Net increase in interest-bearing deposits	157,268	35,685	99,410
Net increase in non-interest-bearing deposits	48,160	80,506	53,194
Net (decrease) increase in securities sold under agreements to repurchase	6,037	(7,078)	(1,494)
Common shares issued	967	2,720	51,540
Proceeds from Federal Home Loan Bank advances	91,000	180,000	80,000
Payments on Federal Home Loan Bank advances and other	(153,970)	(43,852)	(102,564)
Proceeds from issuance of junior subordinated debentures	5,155	—	25,000
Dividends paid	(3,598)	(3,211)	(2,152)
Purchase of treasury stock	—	(331)	(660)

Net cash provided by financing activities	151,019	244,439	202,274

(Decrease) increase in cash and cash equivalents	(40,885)	(2,721)	23,980
Cash and cash equivalents at beginning of year	86,150	88,871	64,891

Cash and cash equivalents at end of year	$45,265	$86,150	$88,871

Supplemental disclosure of additional noncash investing and financing activities:
Additions to other real estate owned in settlement of loans	$2,420	$2,429	$790

Additions to loans in settlement of other real estate owned	$—	$64	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,873	$23,709	$17,600

Cash paid for income taxes	$6,344	$5,408	$5,260

See accompanying notes to consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

(a) Organization, Basis of Presentation, and Principles of Consolidation

First State Bancorporation is a New Mexico-based holding company that serves communities in New Mexico, Colorado, and Utah through its wholly owned subsidiary First State Bank N.M. (“First State Bank” or “Bank”). First State Bank is a state chartered bank providing a full range of commercial banking services in Taos, Albuquerque, Santa Fe, Rio Rancho, Los Lunas, Bernalillo, Placitas, Pojoaque, Questa, Belen, and Moriarty, New Mexico. First State Bank operates as First Community Bank in Colorado and Utah. First Community Bank provides a full range of commercial banking services in Denver, Cherry Creek, Littleton, Colorado Springs, Fort Collins, and Longmont, Colorado, and in Salt Lake City, Utah. The Bank’s residential mortgage origination division operates in all three states as First Community Mortgage. First State Bancorporation and First State Bank are collectively referred to as “the Company.”

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

(b) Investment Securities

The Company classifies investment securities in one of three categories and accounts for them as follows: (i) debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost; (ii) debt and equity securities that are bought and held primarily for the purpose of selling them in the near term are classified as trading securities and carried at fair value, with unrealized gains and losses included in earnings; and (iii) debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities. These are securities that the Company will hold for an indefinite period of time and may be used as a part of the Company’s asset/liability management strategy and may be sold in response to changes in interest rates, prepayments, or similar factors. Available for sale securities are carried at estimated market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of related deferred income taxes. Upon purchase of investment securities, management designates securities as either held to maturity or available for sale. Amortization of premiums and accretion of discounts are calculated using a method that approximates the effective interest method. Declines in the fair value of individual investment securities held to maturity and available for sale below their cost that are other-than temporary are recorded as write-downs of the individual securities to their fair value and the related write-downs are included in earnings as realized losses. The Company does not maintain a trading portfolio.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank Stock are restricted securities and not readily marketable, therefore these investments are carried at cost, which approximates fair value. As a member of the FHLB and FRB systems, the Company is required to maintain a minimum level of investment in stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2004 and 2003, the Company met its minimum required investments.

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

The allowance for loan losses is established through a provision for loan losses charged to operations as losses are estimated. Loan amounts determined to be uncollectible are charged-off to the allowance and recoveries of amounts previously charged-off, if any, are credited to the allowance.

The allowance for loan losses is that amount which, in management’s judgment, is considered adequate to provide for potential losses in the loan portfolio. In analyzing the adequacy of the allowance for loan losses, management uses a comprehensive loan grading system to determine risk potential in the portfolio, and considers the results of internal and external loan reviews. Historical loss experience factors and specific allowances for impaired loans, combined with other considerations, such as delinquency, non-accrual, criticized and classified loan trends, economic conditions, concentrations of credit risk, and experience and abilities of lending personnel, are also considered in analyzing the adequacy of the allowance.

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

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e) Goodwill and Intangible Assets

The excess of cost over the fair value of the net assets of acquired banks is recorded as goodwill. Subsequent to the adoption of SFAS 142 in January 2002, the Company no longer amortizes goodwill. The Company tests goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company completed its annual goodwill impairment tests during the fourth quarter in 2004, 2003, and 2002, and found no impairment. Any impairment losses are reported in the consolidated statements of operations.

Core deposit intangibles are amortized on an accelerated basis based on an estimated useful life of approximately 10 years. The Company reviews its core deposit intangible assets periodically for impairment. If such impairment is indicated, recoverability of the asset is assessed based on expected undiscounted net cash flows. Any impairment losses are reported in the consolidated statements of operations.

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

(g) Bank Owned Life Insurance

The Company owns life insurance policies on certain of its officers. The cash surrender value of these policies was approximately $19.9 million and $19.1 million at December 31, 2004 and 2003, respectively. The increase in the cash surrender value is included in non-interest income in the consolidated statements of operations and amounted to approximately $799,000, $958,000, and $555,000 in 2004, 2003, and 2002, respectively.

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

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Years ended December 31,
	2004			2003			2002
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share amounts)
Basic EPS:
Net income	$15,225	15,312,068	$0.99	$14,851	14,951,972	$0.99	$9,958	11,602,664	$0.86

Effect of dilutive securities options	—	131,468		—	244,926		—	392,538

Diluted EPS:
Net income	$15,225	15,443,536	$0.99	$14,851	15,196,898	$0.98	$9,958	11,995,202	$0.83

On February 9, 2005, the Company effected a two-for-one split of its common stock. All references to number of shares and per share computations in the consolidated financial statements and notes have been retroactively adjusted to reflect the increased number of shares due to the effect of the common stock split.

(k) Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees and related interpretations in accounting for its fixed plan stock options.” As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method and has adopted the disclosure requirements of SFAS 148.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation expense of approximately $211,000, $61,000, and $14,000 was recognized in 2004, 2003, and 2002, respectively, pursuant to the grant of options and restricted stock. Compensation expense is recorded over the service period. Had compensation costs been determined consistent with the fair value method of SFAS 123 at the grant dates for awards, net income and earnings per common share would have changed to the pro forma amounts indicated below.

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Net income as reported:	$15,225	$14,851	$9,958
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	135	39	8
Deduct: Total stock-based employee compensation expense determined under fair value-based method for awards, net of related tax effects	(1,288)	(100)	(28)

Pro forma net income	$14,072	$14,790	$9,938

Earnings per share:
Basic – as reported	$0.99	$0.99	$0.86
Basic – pro forma	$0.92	$0.99	$0.86

Diluted – as reported	$0.99	$0.98	$0.83
Diluted – pro forma	$0.91	$0.97	$0.83

See Note 12 for further discussion of the Company’s stock-based employee compensation in addition to Note 1(n) regarding the impact SFAS 123R is expected to have on the Company.

(l) Reclassifications

Certain previous period balances have been reclassified to conform to the 2004 presentation.

(m) Reporting Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure in the financial statements of comprehensive income that encompasses earnings and those items currently required to be reported directly in the equity section of the balance sheet, such as unrealized gains and losses on available for sale securities.

(n) Other New Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (selected entities with related contractual, ownership, voting or other monetary interests, including certain special purpose entities), and requires certain additional disclosure with respect to these entities. The provisions of FIN 46 are immediately applicable to variable interest entities created after January 31, 2003. Initially, FIN 46 was to apply in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In December 2003, the FASB issued FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” which specifically addresses trust preferred securities and determined that these types of trusts should not be consolidated as a variable interest entity. The Company adopted FIN 46R as of January 1, 2004 which resulted in the deconsolidation of the subsidiary trusts and the recognition of the junior subordinated deferrable interest debentures issued by the Company and owned by the trusts that were previously eliminated in consolidation and are now reported as liabilities on the balance sheet. The adoption of FIN 46R did not have any impact on stockholders’ equity or net income.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 6, 2004, the Federal Reserve Board released a final rule (FR) changing the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. The FR proposes two substantive changes in the capital treatment of trust preferred securities that would impact bank holding companies and a number of clarifications of existing policies and guidelines. The substantive changes included in the FR that affect bank holding companies provide that: (1) As of March 31, 2009, the amount of trust preferred securities that a bank holding company may include as Tier 1 capital will be limited to 25% of the sum of all core capital elements including trust preferred securities, net of goodwill less any associated deferred tax liability, and (2) After March 31, 2009, amounts of trust preferred securities in excess of the 25% limit will be included in Tier 2 capital, limited to 50% of Tier 1 capital.

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

On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments.” SAB 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. SAB 105 indicates that the expected future cash flows related to the associated servicing of the loan and any other internally-developed intangible assets should not be considered when recognizing a loan commitment at inception or through its life. SAB 105 also discusses disclosure requirements for loan commitments and is effective for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The adoption of SAB 105 on April 1, 2004 did not have a material impact on our consolidated financial statements.

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides accounting guidance regarding the determination of when an impairment (i.e., fair value is less than amortized cost) of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in earnings. EITF 03-1 also requires annual disclosures of certain quantitative and qualitative factors of debt and marketable equity securities classified as available-for-sale or held-to-maturity that are in an unrealized loss position at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. The Financial Accounting Standards Board has decided to delay the effective date for the measurement and recognition guidance until new implementation guidance can be issued. The Proposed Staff Position EITF 03-1-a is expected to be issued in final form in 2005.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other provisions, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 148.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. Subject to a complete review of the requirements of SFAS 123R, based on stock options granted through December 31, 2004, the Company expects that the adoption of SFAS 123R on July 1, 2005, would reduce both third quarter 2005 and fourth quarter 2005 net earnings by approximately $250,000 ($0.02 per share, diluted) each. See Note 12 for information related to outstanding stock options.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods for such excess tax deductions, as shown in the Company’s consolidated statements of cash flows, were approximately $363,000, $1.8 million, and $406,000, respectively, for 2004, 2003, and 2002.

In December 2004, the AICPA issued Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or loans accounted for as debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance. It includes loans with evidence of deterioration of credit quality since origination, acquired by completion of a transfer, including such loans acquired in purchase business combinations. SOP 03-3 does not apply to loans originated by the entity or acquired loans that have not deteriorated in credit quality since origination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company does not expect SOP 03-3 to have a material impact on its consolidated financial statements.

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

3. Cash and Due from Banks

First State Bank is required to maintain certain daily reserve balances in the form of vault cash or on deposit with the Federal Reserve Bank in accordance with Federal Reserve Board requirements. The consolidated reserve balances maintained in accordance with these requirements were approximately $10.9 million and $7.4 million at December 31, 2004 and 2003, respectively.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Investment Securities

Following is a summary of amortized costs and approximate market values of investment securities:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
	(Dollars in thousands)
As of December 31, 2004
Obligations of the U.S. Treasury—
Held to maturity	$1,001	$—	$5	$996
Obligations of U.S. government agencies—
Available for sale	128,684	151	1,442	127,393
Mortgage-backed securities:
Pass-through certificates:
Available for sale	12,200	8	98	12,110
Held to maturity	57,287	482	686	57,083
Collateralized mortgage obligations—
Available for sale	56,764	110	294	56,580
Obligations of states and political subdivisions:
Available for sale	7,024	83	16	7,091
Held to maturity	17,119	101	63	17,157
Federal Home Loan Bank stock	9,546	—	—	9,546
Federal Reserve Bank stock	2,798	—	—	2,798

	$292,423	$935	$2,604	$290,754

As of December 31, 2003
Obligations of the U.S. Treasury—
Held to maturity	$499	$—	$—	$499
Obligations of U.S. government agencies—
Available for sale	124,112	769	256	124,625
Mortgage-backed securities:
Available for sale	10,250	12	—	10,262
Held to maturity	74,946	873	668	75,151
Obligations of states and political subdivisions:
Available for sale	643	—	—	643
Held to maturity	9,457	125	85	9,497
Federal Home Loan Bank stock	12,010	—	—	12,010
Federal Reserve Bank stock	2,678	—	—	2,678

	$234,595	$1,779	$1,009	$235,365

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated market value of investment securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Within one year:
Available for sale	$—	$—
Held to maturity	1,846	1,856
One through five years:
Available for sale	128,684	127,392
Held to maturity	2,220	2,265
Five through ten years:
Available for sale	1,450	1,470
Held to maturity	4,945	4,913
After ten years:
Available for sale	5,574	5,622
Held to maturity	9,109	9,119
Mortgage-backed securities (a)	126,251	125,773
Federal Home Loan Bank stock	9,546	9,546
Federal Reserve Bank stock	2,798	2,798

Total	$292,423	$290,754

(a)	Substantially all of the Company’s mortgage-backed securities are due in 10 years or more based on contractual maturity. The estimated weighted average life, which reflects anticipated future prepayments is approximately four years for pass-through certificates and three years for collateralized mortgage obligations.

Marketable securities available for sale with a market value of approximately $193.0 million and marketable securities held to maturity with an amortized cost of approximately $61.4 million were pledged to collateralize deposits as required by law and for other purposes at December 31, 2004.

Proceeds from sales of investments in debt securities for the years ended December 31 were $34.9 million in 2004, zero in 2003, and $10.0 million in 2002. Gross losses realized were $22,000 in 2004, zero in 2003, and $94,000 in 2002. Gross gains realized were $381,000 in 2004, zero in 2003 and 2002. The Company calculates gain or loss on sale of securities based on the specific identification method.

The unrealized losses on investment securities are caused by fluctuations in market interest rates. The majority of the gross unrealized losses have been in an unrealized loss position for less than 12 months. The underlying cash obligations of the securities are guaranteed by the U.S. government agency, Freddie Mac, Fannie Mae, Gennie Mae, and/or the municipality underwriting the debt instrument. It is the belief of the Company that the U.S. government agency, Freddie Mac, Fannie Mae, Gennie Mae, and /or the municipality issuing the debt will honor its interest payment schedule, as well as the full debt at maturity. The securities are purchased by the Company for their economic value. Because the decrease in fair value is due to market interest rates and not other factors, and because the Company has the ability to hold these investments until a market price recovery, or maturity of the securities, it is the conclusion of the Company that the investments are not considered other-than temporarily impaired.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has determined that there were no other-than temporary impairments associated with the unrealized losses in the investment portfolio securities noted below:

	Less than twelve months		Greater than twelve months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
As of December 31, 2004

Obligations of the U.S. Treasury	$996	$5	$—	$—	$996	$5
Obligations of U.S. government agencies	100,104	1,177	10,319	265	110,423	1,442
Mortgage-backed securities	64,888	582	14,784	496	79,672	1,078
Obligations of states and political subdivisions	3,489	22	1,010	57	4,499	79

Total	$169,477	$1,786	$26,113	$818	$195,590	$2,604

As of December 31, 2003

Obligations of U.S. government agencies	$10,330	$256	$—	$—	$10,330	$256
Mortgage-backed securities	39,099	668	—	—	39,099	668
Obligations of states and political subdivisions	2,813	85	—	—	2,813	85

Total	$52,242	$1,009	$—	$—	$52,242	$1,009

5. Loans

Following is a summary of loans by major categories:

	As of December 31,
	2004	2003
	(Dollars in thousands)
Commercial	$174,293	$160,261
Consumer and other	28,601	30,736
Real estate - commercial	683,638	577,835
Real estate - one - to four-family	280,570	338,272
Real estate - construction	191,728	116,725
Mortgage loans available for sale	18,965	7,656

Total	$1,377,795	$1,231,485

Included in the above balances are net deferred fees of approximately $5.8 million and $6.3 million, at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, approximately $153 million and $216 million in loans were pledged as collateral for FHLB advances.

At December 31, 2004, loans are comprised of fixed and variable rate instruments as follows:

(Dollars in thousands)
Loans at fixed rates	$208,732
Loans at variable rates	$1,169,063

Total	$1,377,795

Loans at variable rates include loans that reprice immediately, as well as loans that reprice any time prior to maturity.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximate loan portfolio maturities on fixed-rate loans and repricings on variable-rate loans at December 31, 2004 are as follows:

	Within 1 year	1 to 5 Years	After 5 Years	Total
	(Dollars in thousands)
Commercial	$143,352	$29,178	$1,763	$174,293
Real estate	821,017	308,762	26,157	1,155,936
Consumer	17,169	10,849	583	28,601
Mortgage loans available for sale	18,965	—	—	18,965

Total	$1,000,503	$348,789	$28,503	$1,377,795

Following is a summary of changes to the allowance for loan losses:

	Years ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$14,121	$11,838	$7,207
Provision charged to operations	4,500	5,543	2,589
Loans charged-off	(3,703)	(3,702)	(1,428)
Recoveries	413	442	305
Allowance related to acquired loans	—	—	3,165

Balance at end of year	$15,331	$14,121	$11,838

The recorded investment in loans which are considered impaired was approximately $8.0 million at December 31, 2004, $12.5 million at December 31, 2003, and $10.2 million at December 31, 2002. The average investment in loans for which impairment has been recognized was approximately $8.6 million in 2004, $10.7 million in 2003, and $3.8 million in 2002. The allowance for loan losses related to these loans was approximately $829,000 at December 31, 2004, $1.2 million at December 31, 2003, and $568,000 at December 31, 2002. The allowance for impaired loans is included in the allowance for loan losses. Interest income recognized on impaired loans was zero in 2004, 2003, and 2002.

Loans on which the accrual of interest has been discontinued amounted to approximately $8.0 million, $12.5 million, and $10.2 million at December 31, 2004, 2003, and 2002, respectively. If interest on such loans had been accrued, such income would have been approximately $348,000 in 2004, $495,000 in 2003, and $203,000 in 2002. Actual interest income on those loans, which is recorded only when received, amounted to zero in 2004, 2003, and 2002.

Activity during 2004 and 2003 regarding outstanding loans to certain related-party loan customers of the subsidiary bank (executive officers, directors, and principal shareholders of the Company, including their families and companies in which they are principal owners) was as follows:

	Years ended December 31,
	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$17,031	$9,919
Advances	4,485	14,113
Repayments	(2,045)	(7,001)
Other reductions	(7,166)	—

Balance at end of year	$12,305	$17,031

Other reductions include amounts owed by customers in prior year no longer considered to be related parties in the current year.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Premises and Equipment

Following is a summary of premises and equipment, at cost:

	Estimated Useful Life (years)	As of December 31,
		2004	2003
		(Dollars in thousands)
Land	—	$3,112	$2,386
Building and leasehold improvements	10-30	24,150	16,514
Equipment	3-5	20,216	18,713

		47,478	37,613
Less accumulated depreciation and amortization		(18,168)	(14,620)

		$29,310	$22,993

Depreciation and amortization expense on premises and equipment in 2004, 2003, and 2002 was approximately $4.0 million, $3.1 million, and $2.4 million, respectively.

7. Goodwill and Intangible Assets

Goodwill primarily relates to the Company’s acquisition of First Community in October of 2002. The goodwill recognized in the acquisition totaled approximately $42.9 million and is expected to be fully deductible for tax purposes.

Following is a summary of the changes in the carrying amount of goodwill:

	Years ended December 31,
	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$43,223	$43,412
Goodwill adjustment	—	(189)
Impairment losses	—	—

Balance at end of year	$43,223	$43,223

During the first quarter of 2003, the Company completed the sale of certain mortgage loans available for sale obtained in the acquisition of First Community in 2002. The sale to unrelated third parties included 227 loans with a carrying value of approximately $8.5 million. The subsequent sale of the mortgage loans, which had been recorded at their estimated fair value on the date of acquisition, resulted in an additional discount of approximately $277,000 that was recorded as a reduction of goodwill. This reduction of goodwill was subsequently offset by $88,000 of additional items related to the acquisition.

The Company’s core deposit intangibles primarily relate to the acquisition of First Community in October of 2002. Core deposit intangibles recognized in the acquisition totaled approximately $881,000. The carrying amount of amortizable core deposit intangible assets net of accumulated amortization is recorded in other assets, net.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of intangible assets:

	As of December 31,
	2004	2003
	(Dollars in thousands)
Core deposit intangibles	$947	$947
Accumulated amortization	(256)	(145)

Net core deposit intangibles	$691	$802

Expected annual amortization expense related to core deposit intangibles is as follows:

Years ending December 31,
(Dollars in thousands)
2005	$108
2006	104
2007	100
2008	92
2009	85
Thereafter	202

Total expected annual amortization expense	$691

8. Deposits

Following is a summary of interest-bearing deposits:

	As of December 31,
	2004	2003
	(Dollars in thousands)
Interest-bearing checking accounts	$254,140	$199,792
Money market savings	216,769	157,887
Regular savings	68,671	62,981
Time:
Denominations $100,000 and over	320,101	267,256
Denominations under $100,000	223,893	238,390

	$1,083,574	$926,306

At December 31, 2004, the scheduled maturities of all time deposits are as follows:

Years ending December 31,
(Dollars in thousands)
2005	$360,086
2006	73,863
2007	55,364
2008	25,063
2009	25,245
Thereafter	4,373

$543,994

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Borrowings

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are comprised of customer deposit agreements with overnight maturities. The obligations are not federally insured but are collateralized 102% by a security interest in U.S. Treasury, U.S. government agencies, or U.S. government agency issued mortgage-backed securities. These securities are segregated and held in safekeeping by third-party banks. These securities had a market value of approximately $71.1 million and $65.0 million, at December 31, 2004 and 2003, respectively. Interest expense included in the consolidated statements of operations was approximately $198,000, $222,000, and $582,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

Securities sold under agreements to repurchase are summarized as follows:

	Years ended December 31,
	2004	2003
	(Dollars in thousands)
Balance	$69,723	$63,686
Weighted average interest rate	0.43%	0.33%
Maximum amount outstanding at any month end	$75,109	$63,686
Average balance outstanding during the period	$64,241	$54,368
Weighted average interest rate during the period	0.31%	0.41%

Federal Home Loan Bank Advances and Other

First State Bank has FHLB advances and notes payable as follows:

	As of December 31,
	2004	2003
	(Dollars in thousands)
$90 million note payable to FHLB, interest at 0.95%, due on January 7, 2004	$—	$90,000
$20 million note payable to FHLB, interest only at 1.94% payable monthly, due on April 2, 2004	—	20,000
$20 million note payable to FHLB, interest only at 1.45% payable monthly, due on July 19, 2004	—	20,000
$20 million note payable to FHLB, interest only at 2.16% payable monthly, due on October 4, 2004	—	20,000
$14 million note payable to FHLB, interest at 2.33%, due on January 4, 2005	14,000	—
$60 million note payable to FHLB, interest at 2.24%, due on January 5, 2005	60,000	—
$17 million note payable to FHLB, interest at 2.03%, due on January 7, 2005	17,000	—
$250,000 note payable to FHLB, interest at 8.26%, payable in monthly principal and interest installments of approximately $3,000 through February 1, 2005	6	41
$25 million note payable to FHLB, interest only at 1.52% payable monthly, due on March 16, 2005	25,000	25,000
$25 million note payable to FHLB, interest only at 1.86% payable monthly, due on April 22, 2005	25,000	25,000
$20 million note payable to FHLB, interest at 2.93%, payable in monthly principal and interest installments of approximately $359,000 through November 1, 2007	12,020	15,911
Other note payable	826	870

Total FHLB Advances and Other	$153,852	$216,822

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All outstanding borrowings with the FHLB are collateralized by a blanket pledge agreement on the Company’s one- to four-family residential mortgage loans, commercial real estate loans on deposit with the FHLB, and investment securities available for sale. As of December 31, 2004, the Company had available unused borrowing capacity from the FHLB for advances of approximately $302 million.

Included in the above FHLB advances are short-term FHLB advances that totaled approximately $91 million and $110 million at December 31, 2004 and 2003, respectively. The weighted average interest rate on short-term FHLB advances was 2.21% and 1.04% at December 31, 2004 and 2003, respectively.

Short-term FHLB advances are summarized as follows:

	Years ended December 31,
	2004	2003
	(Dollars in thousands)
Balance	$91,000	$110,000
Weighted average interest rate	2.21%	1.04%
Maximum amount outstanding at any month end	$115,000	$110,000
Average balance outstanding during the period	$71,235	$34,308
Weighted average interest rate during the period	1.39%	1.34%

Other Note Payable

On April 30, 1997, the Company purchased its main banking facility in Taos, New Mexico, subject to a real estate contract with an original balance of $1,050,000 which bears interest at 6.00% adjustable every five years through 2017, payable approximately $8,000 monthly. The balances at December 31, 2004 and 2003 were approximately $826,000 and $870,000, respectively.

As of December 31, 2004, the contractual maturities of FHLB advances and other are as follows:

Years ending December 31,
(Dollars in thousands)
2005	$145,059
2006	4,175
2007	3,941
2008	56
2009	59
Thereafter	562

$153,852

10. Junior Subordinated Debentures

On November 14, 2001, the Company formed First State NM Statutory Trust I (“Trust I”) for the purpose of issuing trust preferred securities (“Securities”) in a pooled transaction to unrelated investors. Trust I issued $7,500,000 of Securities that qualify as Tier I capital for regulatory purposes that bear interest at an annual rate equal to the three-month LIBOR plus 3.60% and invested the proceeds thereof in $7,732,000 of junior subordinated deferrable interest debentures of the Company (“Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 3.60%. The Securities and Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on March 18, June 18, September 18, and December 18 provided however, that prior to December 18, 2006, the annual rate will not exceed 12.50% (6.11% at December 31, 2004). Both the Securities and the Debentures will mature on December 18, 2031; however, they are callable at par beginning December 18, 2006. So long as there are no events of default, the Company may defer payments of interest for up to twenty consecutive interest payment periods. As of December 31, 2004, the Company has not deferred any payments of interest.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 7, 2002, the Company formed First State NM Statutory Trust II (“Trust II”) for the purpose of issuing trust preferred securities (“Trust II Securities”) in a pooled transaction to unrelated investors. Trust II issued $25,000,000 of Trust II Securities that qualify as Tier I capital for regulatory purposes that bear interest at an annual rate equal to the three-month LIBOR plus 3.45% and invested the proceeds thereof in $25,774,000 of junior subordinated deferrable interest debentures of the Company (“Trust II Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 3.45%. The Trust II Securities and Trust II Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on March 26, June 26, September 26, and December 26 provided however, that prior to June 26, 2007, the annual rate will not exceed 11.95% (6.00% at December 31, 2004). Both the Trust II Securities and the Trust II Debentures will mature on June 26, 2032; however, they are callable at par beginning June 26, 2007. So long as there are no events of default, the Company may defer payments of interest for up to twenty consecutive interest payment periods. As of December 31, 2004, the Company has not deferred any payments of interest.

As previously stated in Note 1(n), the Company adopted the provisions of FIN 46R as of January 1, 2004, which resulted in the deconsolidation of Trust I and Trust II that were previously included in the consolidated financial statements. As a result of the deconsolidation, the trust preferred securities issued by the trusts, the Securities and the Trust II Securities, are no longer reported as a liability of the Company. Instead, the junior subordinated deferrable interest debentures issued by the Company that are held by the trusts, the Debentures and the Trust II Debentures, are now reported as an outstanding liability in the consolidated financial statements. The impact to the consolidated balance sheets of removing the trust preferred securities and adding the junior subordinated deferrable interest debentures as of January 1, 2004, was an increase of $1,006,000 in additional debt, with a corresponding increase of $1,006,000 in Other assets, net, representing the Company’s equity ownership of the trusts. The deconsolidation did not have an impact on stockholders’ equity or net income.

On August 20, 2004, the Company formed First State NM Statutory Trust III (“Trust III”) for the purpose of issuing trust preferred securities (“Trust III Securities”) in a pooled transaction to unrelated investors. Trust III issued $5,000,000 of Trust III Securities that qualify as Tier I capital for regulatory purposes that bear interest at an annual rate equal to the three-month LIBOR plus 2.25% and invested the proceeds thereof in $5,155,000 of junior subordinated deferrable interest debentures of the Company (“Trust III Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 2.25%. The Trust III Securities and Trust III Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on March 20, June 20, September 20, and December 20 (4.76% at December 31, 2004). Both the Trust III Securities and the Trust III Debentures will mature on September 20, 2034; however, they are callable at par beginning in 2009. So long as there are no events of default, the Company may defer payments of interest for up to twenty consecutive interest payment periods. As of December 31, 2004, the Company has not deferred any payments of interest. Trust III has been accounted for under the guidance of FIN 46R since inception.

Junior Subordinated Debentures are summarized as follows:

	As of December 31,
	2004	2003
	(Dollars in thousands)
Junior Subordinated Debentures – Trust I	$7,732	$7,500
Junior Subordinated Debentures – Trust II	25,774	25,000
Junior Subordinated Debentures – Trust III	5,155	—

Total Junior Subordinated Debentures	$38,661	$32,500

11. Income Taxes

Income tax expense consisted of the following:

	Years ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Federal	$7,152	$6,766	$4,604
State	891	1,126	706
Deferred	512	77	321

Total expense	$8,555	$7,969	$5,631

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual income tax expense from continuing operations differs from the “expected” tax expense for 2004, 2003, and 2002 (computed by applying the U.S. federal corporate tax rate of 35% in 2004 and 2003 and 34% in 2002 to income before income taxes) as follows:

	Years ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Computed “expected” tax expense	$8,323	$7,987	$5,300
Increase (reduction) in income taxes resulting from:
Tax-exempt interest	(188)	(59)	(46)
State tax, net	719	763	390
Deferred tax rate change	—	(216)	—
Bank owned life insurance	(269)	(335)	(189)
Other	(30)	(171)	176

Total income tax expense	$8,555	$7,969	$5,631

Components of deferred income tax assets and liabilities are as follows:

	As of December 31,
	2004	2003
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$5,197	$5,084
Allowance for other real estate owned	42	36
Depreciation	209	313
Deferred compensation expense	183	175
Tax effect of unrealized loss on investment securities	539	—
Core deposit intangible	92	52
Other	58	81

Total gross deferred tax assets	6,320	5,741

Deferred tax liabilities:
Goodwill	3,045	2,073
Prepaid expenses	363	—
Tax effect of unrealized gain on investment securities	—	189
Other	46	—

Total gross deferred tax liabilities	3,454	2,262

Net deferred tax asset	$2,866	$3,479

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. During 2003, the Company increased the rate at which management believes, primarily based upon the Company’s current tax rate, that deferred income taxes will be recognized from 34% to 36%.

In order to fully realize the deferred tax asset on the Company’s consolidated balance sheet at December 31, 2004 of approximately $6.3 million, the Company will need to generate future taxable income of approximately $17.6 million. Based on the Company’s historical and current pre-tax income, management believes it is more likely than not that the Company will realize the benefit of the temporary differences prior to the expiration of the carry-forward period and further believes that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate taxable income or any specific level of continuing taxable income.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Stockholders’ Equity

The Board of Directors has authorized management to purchase up to 1,050,000 shares of its common stock in the open market. As of December 31, 2004, the Company has purchased 784,100 shares. The Company did not purchase any additional shares during the year ended December 31, 2004. The Company may purchase additional shares, the amount of which will be determined by market conditions. The Company sponsors a deferred compensation plan, which is included in the consolidated financial statements. At December 31, 2004 and 2003, the assets of the deferred compensation plan included 32,404 shares and 32,060 shares of Company common stock, respectively.

Effective June 6, 2003, the stockholders of the Company approved and the Company adopted the First State Bancorporation 2003 Equity Incentive Plan (2003 Plan), which provides for the granting of options to purchase up to 1,500,000 shares of the Company’s common stock. Exercise dates and prices for the options are set by a committee of the Board of Directors. The 2003 Plan also provides that stock options (which may be incentive stock options or non-qualified stock options), restricted stock, stock appreciation rights, and other awards that are valued by reference to Company common stock may be issued. These options vest over a five-year period from the date of grant unless otherwise stated. The 2003 Plan replaced the First State Bancorporation 1993 Stock Option Plan (1993 Plan), and all unissued options from the 1993 Plan are included in the total number of shares available for grant under the 2003 Plan. Options under the plans are as follows:

	Years ended December 31,
	2004		2003		2002
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	486,010	$8.82	893,708	$4.64	979,042	$4.53
Granted	940,000	15.69	146,000	15.71	—	—
Exercised	(86,728)	5.92	(552,398)	3.90	(76,934)	2.80
Forfeited	(59,992)	14.98	(1,300)	2.80	(8,400)	8.04

Outstanding at year end	1,279,290	$13.77	486,010	$8.82	893,708	$4.64

Options exercisable at year end	289,790	$7.08	340,010	$5.86	864,308	$4.56

For the years ended December 31, 2004, 2003, and 2002, the Company received income tax benefits of $363,000, $1.8 million, and $406,000, respectively, related to the exercise of nonqualifying employee stock options. These benefits are included in cash flows from operating activities in the consolidated statements of cash flows.

Outstanding options at December 31, 2004 are as follows:

Grant Price	Options Outstanding	Weighted average remaining life	Weighted average exercise price	Options exercisable	Weighted average exercise price
$2.80	10,690	0.99	$2.80	10,690	$2.80
3.00	25,500	4.31	3.00	25,500	3.00
5.75	162,600	2.56	5.75	162,600	5.75
8.04	54,500	4.56	8.04	54,500	8.04
15.71	146,000	8.84	15.71	36,500	15.71
16.07	610,000	9.19	16.07	—	—
14.98	270,000	9.24	14.98	—	—

	1,279,290	7.96	$13.77	289,790	$7.08

On October 31, 2003, the Company granted 146,000 options at $15.71 per share, on March 10, 2004, the Company granted 610,000 options at $16.07 per share, and on March 25, 2004, the Company granted 330,000 options at $14.98 per share.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company applies the intrinsic value-based method of accounting prescribed by APB 25 and related interpretations in accounting for its fixed plan stock options. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company estimated the weighted average fair value of options granted in 2004 and 2003 to be approximately $4.91 and $5.12, respectively using the Black-Scholes options pricing model prescribed by SFAS 123. The fair value of each stock option grant is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2004	2003
Risk-free interest rate	2.79%	3.19%
Expected dividend yield	1.40%	1.37%
Expected life (years)	6	6
Expected volatility	32.77%	33.19%

In June 2003, the Company granted 3,000 shares of restricted stock at a fair value of $13.02 per share and in October 2003, the Company granted 26,000 shares of restricted stock at a fair value of $15.71 per share pursuant to the 2003 Plan. The June 2003 restricted stock vests over a five-year period from the date of grant and the October 2003 restricted stock vests over a four-year period from the date of grant.

See Notes 1(k) Stock-Based Compensation and 1(n) Other New Accounting Standards related to SFAS 123R.

In connection with the Company’s acquisition and merger of First Community into the Company in 2002, the Company issued 4.8 million shares of common stock. The Company offered these shares to the public at a price of $11.25 per share. In connection with this offering, the Company paid a 5% commission to the underwriters, and certain legal, accounting, and printing expenses, resulting in net proceeds to the Company of approximately $51.0 million. The net proceeds were used to pay a portion of the purchase price for First Community.

The Company has a stockholder protection rights agreement to protect the stockholders of the Company from abusive or unfair take-over practices. The terms of the agreement provide one right for each share of common stock held. The rights become exercisable only if a person or a group accumulates ten percent or more of the Company’s common shares. The Company would be entitled to redeem the rights for $0.0033 per right until the tenth day following a public announcement of an acquisition of 10% of its common shares. The rights expire on October 25, 2006.

The Company offers a dividend reinvestment plan that allows any stockholder of record of 300 shares or more of common stock to reinvest dividends on those shares in common shares issued by the Company pursuant to the plan. Holders of 300 or more shares may also acquire shares from the Company through the plan in an amount not to exceed $30,000 quarterly.

13. Commitments and Contingencies

Employee Benefit Plans

First State Bank sponsors an employee tax-sheltered savings plan for substantially all full-time employees which provides a mandatory 50% matching by First State Bank of employee contributions up to a maximum of 6% of gross annual wages. Full vesting occurs after three years. Contributions to the plan totaled approximately $402,000 in 2004, $361,000 in 2003, and $273,000 in 2002.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2003, the Company established a nonqualified deferred compensation plan for certain of its executive employees and non-employee directors. The deferred compensation plan allows employees to contribute up to 50% of the employees’ base pay and 100% of the employees’ bonus compensation. Directors of the Company are allowed to contribute up to 100% of their compensation as a director. In addition, an employee with a vested unexercised stock award may elect to defer all or any portion of the stock award. All amounts contributed by employees or directors vest immediately. The Company’s obligation to the participants in the deferred compensation plan is limited to the balance in the deferred compensation plan. The deferred compensation plan is an unfunded, unsecured promise to pay compensation in the future. At December 31, 2004 and 2003, the total assets of the plan were $854,000 and $764,000, which included an investment of $562,000 and $557,000 in the Company’s common stock. The investment in the Company’s common stock is recorded as treasury stock in the consolidated statement of stockholders’ equity. An offsetting liability is recorded in the consolidated financial statements totaling $854,000 and $764,000. The Company’s expense for this plan totaled $65,000 in 2004 and $65,000 in 2003. All amounts contributed are subject to an underlying trust and shall be subject to the claims of the general creditors of the Company. Because certain provisions of the plan were not in compliance with the American Jobs Creation Act of 2004, the plan was frozen effective December 31, 2004. It is management’s intention to establish a new plan in 2005 that is in full compliance with the Act.

Leases

The Company leases certain of its premises and equipment under noncancellable operating leases from certain related and unrelated parties. Rent expense for the years ended December 31, 2004, 2003, and 2002, totaled approximately $4.5 million, $3.8 million, and $2.5 million, respectively. Minimum future payments under these leases at December 31, 2004, are as follows:

Years ending December 31,
(Dollars in thousands)
2005	$4,463
2006	3,995
2007	3,802
2008	3,660
2009	3,547
Thereafter	17,303

$36,770

One of the Company’s branch locations was constructed on land owned by a Director of the Company. The Company is leasing the site for an initial term of 15 years. Lease payments were approximately $76,000 in 2004, $74,000 in 2003, and $72,000 in 2002, respectively. In the opinion of management, the lease is on terms similar to other third-party commercial transactions in the ordinary course of business.

The Company leases space for part of its operations from a limited liability company controlled by certain Directors of the Company and certain officers of First State Bank with an initial term of 15 years. Lease payments were approximately $426,000 in 2004, $502,000 in 2003, and $492,000 in 2002. Effective November 2004, the building was sold by the related party to an outside third-party and is no longer considered a related party transaction. During 2003, the Company entered into a lease agreement for a new operations building from a limited liability company controlled by a Director of the Company with an initial term of 10 years. Lease payments were approximately $192,000 in 2003. Effective January 2004, the Director resigned from the board of the Company and therefore the lease of the operations building is no longer considered to be a related party transaction. In the opinion of management, these transactions and the related leases are on terms similar to other third-party transactions in the ordinary course of business.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments with Off-balance Sheet Risk

In the normal course of business, various commitments and contingent liabilities are outstanding, such as standby letters of credit and commitments to extend credit. These financial instruments with off-balance sheet risk are not reflected in the consolidated financial statements. Financial instruments with off-balance sheet risk involve elements of credit risk, interest rate risk, liquidity risk, and market risk. Management does not anticipate any significant losses as a result of these transactions. The following table summarizes these financial instruments:

	As of December 31,
	2004	2003
	(Dollars in thousands)
Commitments to extend credit	$290,490	$239,937
Standby letters of credit	32,836	20,247

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

In connection with mortgage loans originated and sold, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against any loss. The Company believes that the potential for loss under these arrangements is remote. Accordingly, the fair value of such obligations is not material.

Employment Agreements

Certain officers and employees of the Company have entered into employment agreements providing for salaries and benefits. The agreements provide severance for an employee in the event of termination for cause, termination other than for cause, and following a change in control.

Legal Matters

In the normal course of business, the Company is involved in various legal matters. After consultation with legal counsel, management does not believe the outcome of these legal matters will have an adverse impact on the Company’s consolidated financial position or results of operations.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Regulatory Matters

Bank regulations specify the level of dividends that can be paid by First State Bank. During the year ended December 31, 2004, First State Bank paid no dividends to First State Bancorporation. As of December 31, 2004, First State Bank had approximately $31.4 million in retained earnings, which were available for the payment of dividends to First State Bancorporation subject to regulatory capital requirements. Future dividend payments will be dependent upon the level of earnings generated by First State Bank and/or regulatory restrictions, if any.

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary bank must meet specific capital guidelines that involve quantitative measures of the Company’s and subsidiary bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and subsidiary bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in regulations and set forth in the following table) to risk-weighted assets, and of Tier I capital to average total assets (leverage ratio). Management believes, as of December 31, 2004, that the Company and subsidiary bank meet all capital adequacy requirements to which they are subject.

	As of December 31, 2004
	Actual		For capital adequacy purposes		To be considered well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk weighted assets:
Consolidated	$153,277	10.6%	$115,953	8.0%	$144,942	10.0%
Bank subsidiary	147,158	10.2%	115,746	8.0%	144,682	10.0%
Tier I capital to risk weighted assets:
Consolidated	137,946	9.5%	57,976	4.0%	86,965	6.0%
Bank subsidiary	131,827	9.1%	57,873	4.0%	86,809	6.0%
Tier I capital to average total assets:
Consolidated	137,946	7.8%	70,730	4.0%	88,412	5.0%
Bank subsidiary	131,827	7.5%	70,226	4.0%	87,783	5.0%

	As of December 31, 2003
	Actual		For capital adequacy purposes		To be considered well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk weighted assets:
Consolidated	$134,702	10.6%	$101,276	8.0%	$126,595	10.0%
Bank subsidiary	127,205	10.1%	101,167	8.0%	126,458	10.0%
Tier I capital to risk weighted assets:
Consolidated	120,581	9.5%	50,638	4.0%	75,957	6.0%
Bank subsidiary	113,084	8.9%	50,583	4.0%	75,875	6.0%
Tier I capital to average total assets:
Consolidated	120,581	7.9%	45,748	3.0%	76,246	5.0%
Bank subsidiary	113,084	7.4%	45,698	3.0%	76,163	5.0%

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Financial Information of Parent Company

The assets of the Company, as parent company, consist primarily of the investment in its subsidiary bank and a money market savings account held in the subsidiary bank. The primary sources of the parent company’s cash revenues are dividends from its subsidiary bank along with interest received from the money market account. Following are condensed financial statements of the parent company:

Condensed Statements of Condition

	As of December 31,
	2004	2003
	(Dollars in thousands)
Assets
Cash and due from banks	$6,132	$6,438
Investment in subsidiary	174,558	157,221
Goodwill	223	223
Deferred tax asset	214	195
Other assets	2,753	2,691

Total assets	$183,880	$166,768

Liabilities and equity capital
Accounts payable and accrued expenses	$910	$821
Junior subordinated debentures	38,661	33,506

Total liabilities	39,571	34,327

Equity capital	144,309	132,441

Total liabilities and equity capital	$183,880	$166,768

Condensed Statements of Operations

	Years ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Income:
Cash dividends from subsidiary	$—	$—	$—
Other income	90	182	403

Total income	90	182	403

Expenses:
Interest expense	1,700	1,546	1,091
Compensation expense	211	61	14
Legal	29	74	75
Other	473	485	601

Total expenses	2,413	2,166	1,781

Loss before income taxes and undistributed income of bank subsidiary	(2,323)	(1,984)	(1,378)
Income tax benefit	916	911	763
Undistributed income of bank subsidiary	16,632	15,924	10,573

Net income	$15,225	$14,851	$9,958

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	Years ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$15,225	$14,851	$9,958

Adjustments to reconcile net income to cash provided (used) by operating activities:
Compensation expense	211	44	—
Undistributed income of bank subsidiary	(16,632)	(15,924)	(10,573)
Income tax benefit from exercise of options	363	1,843	406
Decrease (increase) in other assets	(81)	104	(2,298)
(Decrease) increase in other liabilities, net	84	(159)	37

Total adjustments	(16,055)	(14,092)	(12,428)

Net cash provided (used) by operating activities	(830)	759	(2,470)

Cash flows from financing activities:
Common stock issued	967	2,720	51,540
Payment to repurchase common stock	—	(331)	(660)
Capital contributions to subsidiary bank	(2,000)	(6,500)	(67,000)
Issuance of junior subordinated debentures	5,155	—	25,774
Dividends paid	(3,598)	(3,211)	(2,152)

Net cash provided (used) by financing activities	524	(7,322)	7,502

Increase (decrease) in cash and due from banks	(306)	(6,563)	5,032

Cash and due from banks at beginning of year	6,438	13,001	7,969

Cash and due from banks at end of year	$6,132	$6,438	$13,001

16. Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of current fair value of all financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale.

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

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying values and estimated fair values of the Company’s financial instruments at December 31 are as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$45,265	$45,265	$86,150	$86,150
Marketable securities available for sale	203,174	203,174	135,530	135,530
Marketable securities held to maturity	75,407	75,236	84,902	85,147
Federal Home Loan Bank and Federal Reserve Bank stock	12,344	12,344	14,688	14,688
Loans, net	1,362,464	1,362,389	1,217,364	1,233,443
Accrued interest receivable	6,947	6,947	5,582	5,582
Cash surrender value of bank owned life insurance	19,910	19,910	19,111	19,111
Financial liabilities:
Deposits	1,401,303	1,379,681	1,195,875	1,205,379
Securities sold under agreements to repurchase	69,723	69,723	63,686	63,686
FHLB advances and other	153,852	153,527	216,822	216,950
Junior subordinated debentures	38,661	38,661	32,500	32,500

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents. Carrying value approximates fair value since these instruments are payable on demand and do not present credit concerns.

Federal Home Loan Bank and Federal Reserve Bank Stock. The stock is carried at cost, which approximates market at December 31, 2004 and 2003.

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

Deposits. The estimated fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market deposits, approximates the amounts payable on demand at December 31, 2004 and 2003. The fair value of fixed maturity certificates of deposit is estimated by discounting the future contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

Securities sold under agreements to repurchase. The estimated fair value of securities sold under agreements to repurchase, which reset frequently to market interest rates, approximates fair value.

FHLB advances and other. Fair values for FHLB advances and other are estimated based on the current rates offered for similar borrowing arrangements at December 31, 2004 and 2003.

Junior subordinate debentures. The estimated fair value of junior subordinated debentures, which reset quarterly to market interest rates, approximates fair value.

Off- balance sheet items. The estimated fair values of the Company’s off-balance sheet items are not material to the fair value of financial instruments included in the consolidated balance sheets.