Form 10-Q
period 2005-03-31
FIRST STATE BANCORPORATION
filed 2005-05-09
CIK 897861

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,351,384 shares of common stock, no par value, outstanding as of May 5, 2005.

FIRST STATE BANCORPORATION AND SUBSIDIARY

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Balance Sheets

(unaudited)

(Dollars in thousands, except share and per share amounts)

	March 31, 2005	December 31, 2004
Assets
Cash and due from banks	$53,347	$42,514
Interest-bearing deposits with other banks	229	1,501
Federal funds sold	7,600	1,250

Total cash and cash equivalents	61,176	45,265

Investment securities:
Available for sale (at market, amortized cost of $216,328 at March 31, 2005, and $204,672 at December 31, 2004)	211,832	203,174
Held to maturity (at amortized cost, market value of $76,570 at March 31, 2005, and $75,236 at December 31, 2004)	77,377	75,407
Federal Home Loan Bank stock and Federal Reserve Bank stock, at cost	16,414	12,344

Total investment securities	305,623	290,925

Mortgage loans available for sale	17,798	18,965
Loans held for investment net of unearned interest	1,407,275	1,358,830
Less allowance for loan losses	(16,042)	(15,331)

Net loans	1,409,031	1,362,464

Premises and equipment, net	29,030	29,310
Accrued interest receivable	8,129	6,947
Other real estate owned	1,370	1,255
Goodwill	43,223	43,223
Cash surrender value of bank owned life insurance	20,115	19,910
Deferred tax asset, net	4,131	2,866
Other assets, net	11,307	13,345

Total assets	$1,893,135	$1,815,510

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$319,986	$317,729
Interest-bearing	1,093,966	1,083,574

Total deposits	1,413,952	1,401,303

Securities sold under agreements to repurchase	38,511	69,723
Federal Home Loan Bank advances and other	246,344	153,852
Junior subordinated debentures	38,661	38,661
Other liabilities	9,741	7,662

Total liabilities	1,747,209	1,671,201

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized; issued 16,164,862 at March 31, 2005 and 16,141,232 at December 31, 2004; outstanding 15,348,237 at March 31, 2005 and 15,324,728 at December 31, 2004	89,017	88,634
Treasury stock, at cost (816,625 shares at March 31, 2005 and 816,504 shares at December 31, 2004)	(6,342)	(6,340)
Retained earnings	66,396	63,166
Unearned compensation	(267)	(192)
Accumulated other comprehensive income (loss)- Unrealized loss on investment securities, net of tax	(2,878)	(959)

Total stockholders’ equity	145,926	144,309

Total liabilities and stockholders’ equity	$1,893,135	$1,815,510

Book value per share	$9.51	$9.42

Tangible book value per share	$6.65	$6.55

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Operations

For the three months ended March 31, 2005 and 2004

(unaudited)

(Dollars in thousands, except per share amounts)

	Three Months ended March 31, 2005	Three Months ended March 31, 2004
Interest:
Interest and fees on loans	$23,827	$20,098
Interest on marketable securities:
Taxable	2,520	2,134
Non-taxable	366	100
Federal funds sold	16	—
Interest-bearing deposits with other banks	25	14

Total interest income	26,754	22,346

Interest expense:
Deposits	5,416	4,463
Short-term borrowings	806	306
Long-term debt	629	542
Junior subordinated debentures	562	390

Total interest expense	7,413	5,701

Net interest income	19,341	16,645
Provision for loan losses	(1,075)	(1,440)

Net interest income after provision for loan losses	18,266	15,205
Non-interest income:
Service charges on deposit accounts	1,088	1,074
Other banking service fees	181	183
Credit and debit card transaction fees	485	969
Gain on sale or call of investment securities	—	236
Check imprint income	150	136
Gain on sale of mortgage loans	924	566
Other	416	322

Total non-interest income	3,244	3,486

Non-interest expenses:
Salaries and employee benefits	7,604	5,613
Occupancy	1,964	1,815
Data processing	816	677
Credit and debit card interchange	—	406
Equipment	1,048	1,032
Legal, accounting, and consulting	421	330
Marketing	565	552
Telephone	289	287
Supplies	218	194
Delivery	216	250
Other real estate owned	30	110
FDIC insurance premiums	49	44
Amortization of intangibles	27	28
Check imprint expense	164	130
Loss on sale of loans	—	435
Other	1,365	1,169

Total non-interest expenses	14,776	$13,072

Income before income taxes	6,734	5,619
Income tax expense	2,428	2,045

Net income	$4,306	$3,574

Earnings per share:
Basic earnings per share	$0.28	$0.23

Diluted earnings per share	$0.28	$0.23

Dividends per common share	$0.07	$0.05

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Comprehensive Income

For the three months ended March 31, 2005 and 2004

(unaudited)

(Dollars in thousands)

	Three months ended March 31, 2005	Three months ended March 31, 2004
Net Income	$4,306	$3,574
Other comprehensive income (loss), net of tax - unrealized holding gains (losses) on securities available for sale arising during period	(1,919)	626
Reclassification adjustment for gains included in net income	—	(151)

Total comprehensive income	$2,387	$4,049

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the three months ended March 31, 2005 and 2004

(unaudited)

(Dollars in thousands)

	Three Months ended March 31, 2005	Three Months ended March 31, 2004
Operating activities:
Net Income	$4,306	$3,574

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,075	1,440
Provision for decline in value of other real estate owned	—	34
Net gain on sale of other real estate owned	(23)	(42)
Depreciation and amortization	1,258	1,103
Stock-based compensation expense	36	58
Gain on sale of investment securities available for sale	—	(236)
Loss on sale of loans	—	435
Income tax benefit of stock options exercised	24	174
Increase in bank owned life insurance cash surrender value	(205)	(236)
Amortization of securities, net	338	143
Mortgage loans originated for sale	(57,038)	(30,869)
Proceeds from sale of mortgage loans available for sale	59,177	34,613
Deferred tax asset	(186)	146
Increase in accrued interest receivable	(1,182)	(495)
Decrease in other assets, net	1,740	1,378
Increase in other liabilities, net	2,077	2,315

Total adjustments	7,091	9,961

Net cash provided by operating activities	11,397	13,535

Cash flows from investing activities:
Net increase in loans	(50,193)	(56,391)
Purchases of investment securities carried at amortized cost	(5,000)	(995)
Maturities of investment securities carried at amortized cost	2,966	4,671
Purchases of investment securities carried at market	(17,591)	(49,123)
Maturities of investment securities carried at market	1,591	19,807
Sale of investment securities available for sale	—	17,261
Proceeds from the sale of loans	—	37,649
Purchases of premises and equipment	(680)	(4,061)
Proceeds from sale of and payments on other real estate owned	320	391

Net cash used in investing activities	(68,587)	(30,791)

Cash flows from financing activities:
Net increase in interest-bearing deposits	10,392	55,566
Net (decrease) increase in non-interest-bearing deposits	2,257	(10,041)
Net decrease in securities sold under repurchase agreements	(31,212)	(11,254)
Proceeds from Federal Home Loan Bank advances	209,500	37,700
Payments on Federal Home Loan Bank advances	(117,008)	(90,982)
Proceeds from common stock issued	248	415
Dividends paid	(1,076)	(839)

Net cash provided (used) by financing activities	73,101	(19,435)

Increase (decrease) in cash and cash equivalents	15,911	(36,691)
Cash and cash equivalent at beginning of period	45,265	86,150

Cash and cash equivalents at end of period	$61,176	$49,459

Supplemental disclosure of noncash investing and financing activities:
Additions to other real estate owned in settlement of loans	$412	$901

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,052	$5,749

Cash paid for income taxes	$325	$—

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Notes to Consolidated Condensed Financial Statements

(unaudited)

1. Consolidated Condensed Financial Statements

The accompanying consolidated condensed financial statements of First State Bancorporation and subsidiary (the “Company”) are unaudited and include our accounts and those of our wholly owned subsidiary, First State Bank N.M. (the “Bank”). All significant intercompany accounts and transactions have been eliminated. Information contained in our consolidated condensed financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

Our consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2. New Accounting Standards

On March 1, 2005, the Federal Reserve Board released a final rule (FR) incorporating two substantive changes in the capital treatment of trust preferred securities that would impact bank holding companies and a number of clarifications of existing policies and guidelines. The substantive changes included in the FR that affect bank holding companies provide that: (1) As of March 31, 2009, the amount of trust preferred securities that a bank holding company may include as Tier 1 capital will be limited to 25% of the sum of all core capital elements including trust preferred securities, net of goodwill less any associated deferred tax liability, and (2) After March 31, 2009, amounts of trust preferred securities in excess of the 25% limit will be included in Tier 2 capital, limited to 50% of Tier 1 capital. Based on our current amount of trust preferred securities, the FR will not impact our capital calculations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how a business enterprise classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that a business enterprise classify financial instruments that are within its scope as liabilities (or as assets in some circumstances). SFAS 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The FASB has proposed to defer provisions related to mandatorily redeemable financial instruments to periods beginning after December 15, 2004. The adoption of SFAS 150 on July 1, 2003 did not have a material impact on our consolidated financial statements, and the adoption of deferred provisions on January 1, 2005, did not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB 25. Among other provisions, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, although early adoption is allowed. However, on April 14, 2005, the Securities and Exchange Commission announced that the compliance date of SFAS 123R will be suspended until January 1, 2006 for calendar year companies.

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

We currently expect to adopt SFAS 123R, effective January 1, 2006 based on the new compliance date announced by the Securities and Exchange Commission; however, we have not yet determined which of the aforementioned adoption methods we will use. Subject to a complete review of the requirements of SFAS 123R, based on stock options granted to date using our current pricing model (i.e., Black-Scholes), the adoption of SFAS 123R on January 1, 2006, is expected to reduce 2006 earnings by approximately $800,000.

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

In December 2004, the AICPA issued Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or loans accounted for as debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance. It includes loans with evidence of deterioration of credit quality since origination, acquired by completion of a transfer, including such loans acquired in purchase business combinations. SOP 03-3 does not apply to loans originated by the entity or acquired loans that have not deteriorated in credit quality since origination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-3 on January 1, 2005, did not have a material impact on our consolidated financial statements.

3. Stock-Based Compensation

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its fixed plan stock options. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method and have included the disclosure required by SFAS No. 148.

Had compensation costs been determined consistent with the fair value method of SFAS No. 123 at the grant dates for awards, net income and earnings per common share would have changed to the pro forma amounts indicated below.

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands, except per share amounts)
Net income as reported:	$4,306	$3,574
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	24	37
Deduct: Total stock-based employee compensation expense determined under fair value-based method for awards, net of related tax effects	(320)	(138)

Pro forma net income	$4,010	$3,473

Earnings per share:
Basic – as reported	$0.28	$0.23

Basic – pro forma	$0.26	$0.23

Diluted – as reported	$0.28	$0.23

Diluted – pro forma	$0.26	$0.23

See Note 2. New Accounting Standards for further discussion regarding the impact SFAS 123R is expected to have on our operations.

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

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months ended March 31:

	Three Months Ended March 31,
	2005			2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except share and per share amounts)
Basic EPS:
Net income	$4,306	15,370,536	$0.28	$3,574	15,269,694	$0.23

Effect of dilutive securities
Options	—	192,998		—	134,172

Diluted EPS:
Net income	$4,306	15,563,534	$0.28	$3,574	15,403,866	$0.23

On February 9, 2005, we effected a two-for-one split of our common stock. All references to number of shares and per share computations in the consolidated condensed financial statements and notes have been retroactively adjusted to reflect the increased number of shares due to the effect of the common stock split.

5. Treasury Stock

Our Board of Directors has authorized us to purchase up to 1,050,000 shares of our common stock in the open market. As of March 31, 2005, we have purchased 784,100 shares. We did not purchase any additional shares during the three months ended March 31, 2005. We may purchase additional shares, the amount of which will be determined by market conditions. We sponsor a deferred compensation plan, which is included in the consolidated financial statements. At March 31, 2005, the assets of the deferred compensation plan included 32,525 shares of Company common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements in this Form 10-Q are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The discussions regarding our growth strategy, expansion of operations in our markets, competition, loan and deposit growth, timing of new branch openings, expansion opportunities including expanding our mortgage division market share, and response to consolidation in the banking industry include forward-looking statements. Other forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “approximately,” “intend,” “plan,” “estimate,” or “anticipate” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statement. Some factors include changes in interest rates, local business conditions, government regulations, loss of key personnel or inability to hire suitable personnel, faster or slower that anticipated growth, economic conditions, potential U.S. Air Force base closures in our geographic regions, our competitors’ responses to our marketing strategy or new competitive conditions, and competition in the geographic and business areas in which we conduct our operations. We are not undertaking any obligation to update these risks to reflect events or circumstances after the date of this report to reflect the occurrence of unanticipated events.

Consolidated Condensed Balance Sheets

Our total assets increased by $77.6 million from $1.816 billion as of December 31, 2004 to $1.893 billion as of March 31, 2005. The increase was primarily made up of a $15.9 million increase in cash and cash equivalents, a $14.7 million increase in investment securities and a $46.5 million increase in loans.

The following table presents the amounts of our loans, by category, at the dates indicated.

	March 31, 2005		December 31, 2004		March 31, 2004
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$170,666	12.0%	$174,293	12.6%	$160,287	12.9%
Real estate - commercial	697,663	49.0%	683,638	49.6%	608,947	48.9%
Real estate – one- to four-family	291,786	20.4%	280,570	20.4%	306,081	24.6%
Real estate - construction	218,397	15.3%	191,728	13.9%	133,195	10.7%
Consumer and other	28,763	2.0%	28,601	2.1%	30,646	2.5%
Mortgage loans available for sale	17,798	1.3%	18,965	1.4%	4,553	0.4%

Total	$1,425,073	100.0%	$1,377,795	100.0%	$1,243,709	100.0%

Deposits, which are our main source of funds for loans and investments, increased by $12.6 million from $1.401 billion as of December 31, 2004 to $1.414 billion as of March 31, 2005. Securities sold under agreements to repurchase decreased $31.2 million from $69.7 million at December 31, 2004 to $38.5 million at March 31, 2005, due primarily to one customer that removed excess cash from the Bank during the first quarter. Federal Home Loan Bank advances and other increased $92.5 million from $153.9 million at December 31, 2004 to $246.3 million at March 31, 2005.

The following table represents customer deposits, by category, at the dates indicated.

	March 31, 2005		December 31, 2004		March 31, 2004
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Non-interest-bearing	$319,986	22.6%	$317,729	22.7%	$259,528	20.9%
Interest-bearing demand	259,664	18.4%	254,140	18.0%	225,968	18.2%
Money market savings accounts	229,329	16.2%	216,769	15.5%	166,183	13.4%
Regular savings	72,535	5.1%	68,671	4.9%	67,344	5.4%
Certificates of deposit less than $100,000	218,971	15.5%	223,893	16.0%	236,120	19.0%
Certificates of deposit greater than $100,000	313,467	22.2%	320,101	22.9%	286,257	23.1%

Total	$1,413,952	100.0%	$1,401,303	100.0%	$1,241,400	100.0%

Consolidated Results of Operations For the Three Months Ended March 31, 2005

Our net income for the three months ended March 31, 2005, was $4.3 million, an increase of $732,000 or 20% from $3.6 million for the same period of 2004. The increase in net income resulted from an increase in net interest income of $2.7 million, partially offset by an increase in non-interest expenses of $1.7 million and a decrease in non-interest income of $242,000. Our annualized return on average assets was 0.94% for the three months ended March 31, 2005, compared to 0.88% for the same period of 2004.

Our net interest income increased $2.7 million to $19.3 million for the first quarter of 2005 compared to $16.6 million for the first quarter of 2004. This increase was composed of a $4.4 million increase in total interest income offset by a $1.7 million increase in total interest expense. The increase in interest income was composed of an increase of $2.8 million due to increased average interest earning assets of $202.5 million, aided by a $1.6 million increase due to a 0.38% increase in the yield on average interest earning assets. The increase in average interest-earning assets occurred in loans and investment securities. The increase in loans of $140.5 million was made possible by our successful efforts to attract new customers and the increase in our investment securities of $61.0 million was driven primarily by purchases of securities to satisfy collateral pledging requirements due to an increase in public deposits since prior year. The increase in total interest expense was composed of an increase of $516,000 due to increased average interest-bearing liabilities of $145.0 million and an increase of $1.2 million due to a 0.32% increase in the cost of interest-bearing liabilities. The increase in average interest-bearing liabilities was due to an increase in average interest-bearing deposits of $134.2 million and an increase in average borrowings including FHLB advances and junior subordinated debentures of $16.3 million. The increase in interest-bearing deposits is a result of our success in increasing market share in New Mexico.

The increase in yield on interest earning assets of 0.38% reflects the impact of the Federal Reserve Bank’s increase of the discount rate beginning in the third quarter of 2004 and into 2005. The discount rate has increased 1.75% since the first quarter of 2004. The increase in the discount rate contributes to a corresponding increase in the prime rate. A substantial portion of our loan portfolio consists of adjustable rate loans whose rates are adjusted based upon the then prevailing prime rate. The increase in the prime rate has led to a corresponding increase in the yield on our loan portfolio. We expect that the Federal Reserve Bank rate increases in the first quarter of 2005 will cause the yield on our loan portfolio to continue to increase slightly in the coming months as existing loans reprice.

The increase in our cost of interest bearing liabilities is a result of higher interest payments made to our deposit and repurchase agreement customers as well as higher interest rates paid on our borrowings. The interest rate that we pay to our deposit and repurchase agreement customers is influenced by the level of the discount rate. As a result of the increases in the discount rate made by the Federal Reserve Bank since the third quarter of 2004, we have increased the interest rates that we pay on our customers’ deposits and repurchase agreements and increased the corresponding interest payments to these customers. In addition, the increase in the discount rate has corresponded to an increase in interest expense related to our borrowings as the majority of our borrowings mature within one year and are being replaced with borrowings at the higher current rates. We continue to use a laddering approach to our borrowings with maturities of approximately one year.

We believe that the competitive environment for deposits will significantly determine the impact on the net interest margin of changes in interest rates. During the quarter ended March 31, 2005, the net interest margin increased by 0.14% over the quarter ended March 31, 2004 due primarily to Federal Reserve Bank rate increases. We believe that additional increases in rates would cause an increase in our net interest margin due to our asset sensitive position. The extent of future increases in our net interest margin will depend on the amount and timing of any further Federal Reserve Bank increases and our ability to manage the cost of interest-bearing liabilities and stay competitive in the markets we serve.

Our provision for loan losses was $1.1 million for the first quarter of 2005, compared to $1.4 million for the first quarter of 2004. Net charge-offs for the first quarter of 2005 were $364,000 compared to $1.4 million for the first quarter of 2004. The allowance for loan losses to total loans held for investment was 1.14% and the ratio of allowance for loan losses to non-performing loans was 243% at March 31, 2005, compared to the allowance for loan losses to total loans held for investment of 1.14% and the ratio of allowance for loan losses to non-performing loans of 175% at March 31, 2004. Total non-performing assets to total assets were 0.42% at March 31, 2005, compared to 0.62% at March 31, 2004. We provide for loan losses based upon our judgments concerning the adequacy of the allowance for loan losses considering such factors as loan growth, delinquency trends, previous charge-off experience, and local and national economic conditions.

Our total non-interest income decreased by $242,000 to $3.2 million for the three months ended March 31, 2005, compared to $3.5 million for the same period of 2004. The income from credit and debit transaction fees decreased $484,000 from the first quarter of 2004, which is directly related to the sale of the merchant card portfolio in the third quarter of 2004. The sale resulted in lower fee income as well as lower salaries and related expenses of the operation. Absent in the first quarter of 2005 is any gain or loss from the sale of investment securities compared to gains of $236,000 in the first quarter of 2004. These decreases in non-interest income were offset by the gain on sales of mortgage loans, which increased $358,000 from the first quarter of 2004 reflecting a higher level of loan origination activity, which has steadily increased since the second quarter of 2004 as we have continued to expand and focus on our mortgage division.

Our total non-interest expenses increased by $1.7 million to $14.8 million for the first quarter of 2005, compared to $13.1 million for the same period of 2004. This increase was due primarily to a $2.0 million increase in salaries and employee benefits, a $149,000 increase in occupancy expense, a $139,000 increase in data processing, and a $91,000 increase in legal, accounting, and consulting. The increase in salaries and benefits is a result of several senior level lenders added in the Colorado and Utah markets in addition to overall growth in employees and an increase in commissions related to the higher level of single-family mortgage loan originations. These increases were offset by a decrease of $406,000 in credit and debit card interchange due to the sale of our merchant card services in the third quarter of 2004. Absent in the first quarter of 2005 is any loss on sale of loans compared to the loss on sale of loans of $435,000 in the first quarter of 2004 due to the sale of approximately $38 million in loans obtained in the acquisition of First Community.

Allowance for Loan Losses

We use a systematic methodology, which is applied monthly to determine the amount of allowance for loan losses and the resultant provisions for loan losses we consider adequate to provide for anticipated loan losses. The allowance is increased by provisions charged to operations, and reduced by loan charge-offs, net of recoveries. The following table sets forth information regarding changes in our allowance for loan losses for the periods indicated. The principal factor affecting the amount of the provision in each of the periods presented was growth in the loan portfolio.

	March 31, 2005	December 31, 2004	March 31, 2004
	(Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
Balance beginning of period	$15,331	$14,121	$14,121
Provision for loan losses	1,075	4,500	1,440
Net charge-offs	(364)	(3,290)	(1,438)

Balance end of period	$16,042	$15,331	$14,123

Allowance for loan losses to total loans held for investment	1.14%	1.13%	1.14%
Allowance for loan losses to non performing loans	243%	192%	175%

	March 31, 2005	December 31, 2004	March 31, 2004
	(Dollars in thousands)
NON-PERFORMING ASSETS:
Accruing loans – 90 days past due	$5	$4	$—
Non-accrual loans	6,609	7,969	8,070

Total non-performing loans	6,614	7,973	8,070
Other real estate owned	1,370	1,255	2,075

Total non-performing assets	$7,984	$9,228	$10,145

Potential problem loans	$22,197	$22,174	$17,099
Total non-performing assets to total assets	0.42%	0.51%	0.62%

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

	Three Months Ended March 31,
	2005			2004
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$166,065	$2,661	6.50%	$157,490	$2,173	5.55%
Real estate—mortgage	975,347	16,333	6.79%	933,608	15,051	6.48%
Real estate—construction	204,277	3,883	7.71%	124,449	2,102	6.79%
Consumer	28,697	708	10.01%	30,619	707	9.29%
Mortgage	16,525	242	5.94%	4,594	65	5.69%
Other	876	—	—	553	—	—

Total loans	1,391,787	23,827	6.94%	1,251,313	20,098	6.46%
Allowance for loan losses	(15,673)			(14,332)
Securities:
U.S. government and mortgage-backed	258,664	2,391	3.75%	213,508	2,049	3.86%
State and political subdivisions:
Non-taxable	27,978	366	5.31%	10,859	100	3.70%
Other	14,893	129	3.51%	16,189	85	2.11%

Total securities	301,535	2,886	3.88%	240,556	2,234	3.74%
Interest-bearing deposits with other banks	4,834	25	2.10%	6,627	14	0.85%
Federal funds sold	2,861	16	2.27%	—	—	—

Total interest-earning assets	1,701,017	26,754	6.38%	1,498,496	22,346	6.00%
Non-interest-earning assets:
Cash and due from banks	57,620			45,639
Other.	116,097			108,722

Total non-interest-earning assets	173,717			154,361

Total assets	$1,859,061			$1,638,525

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$261,092	$445	0.69%	$220,974	$247	0.45%
Certificates of deposit > $100,000	316,742	2,445	3.13%	272,703	1,849	2.73%
Certificates of deposit < $100,000	223,310	1,542	2.80%	237,854	1,700	2.87%
Money market savings accounts	219,729	830	1.53%	160,932	532	1.33%
Regular savings accounts	70,554	154	0.89%	64,738	135	0.84%

Total interest-bearing deposits	1,091,427	5,416	2.01%	957,201	4,463	1.88%
Federal funds purchased and securities sold under agreements to repurchase	54,068	66	0.50%	59,564	46	0.31%
Short-term borrowings	110,677	740	2.71%	91,784	260	1.14%
Long-term debt	98,579	629	2.59%	106,373	542	2.05%
Junior subordinated debentures	38,661	562	5.90%	33,506	390	4.68%

Total interest-bearing liabilities	1,393,412	7,413	2.16%	1,248,428	5,701	1.84%
Non-interest-bearing demand accounts	311,466			249,700
Other non-interest-bearing liabilities	7,401			5,006

Total liabilities	1,712,279			1,503,134
Stockholders’ equity	146,782			135,391

Total liabilities and stockholders’ equity	$1,859,061			$1,638,525

Net interest income		$19,341			$16,645

Net interest spread			4.22%			4.16%
Net interest margin			4.61%			4.47%
Ratio of average interest-earning assets to average interest-bearing liabilities			122.08%			120.03%

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

Rising and falling interest rate environments can have various impacts on a bank’s net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank’s various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of March 31, 2005, our cumulative interest rate gap for the period up to three months was a positive $452.9 million and for the period up to one year was a positive $146.3 million. Based solely on our interest rate gap of twelve months or less, our net income could be unfavorably impacted by decreases in interest rates or favorably impacted by increases in interest rates.

The following table sets forth our estimate of maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at March 31, 2005. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with accounting principles generally accepted in the United States of America. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Less than three months	Three months to less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$5,773	$23,378	$210,180	$66,292	$305,623
Interest-bearing deposits with other banks	229	—	—	—	229
Federal funds sold	7,600	—	—	—	7,600
Loans:
Commercial	117,237	19,041	31,654	2,734	170,666
Real estate	716,945	157,931	329,600	21,168	1,225,644
Consumer	8,270	7,855	12,076	562	28,763

Total interest-earning assets	$856,054	$208,205	$583,510	$90,756	$1,738,525

Interest-bearing liabilities:
Savings and NOW accounts	$112,306	$135,239	$247,544	$66,439	$561,528
Certificates of deposit greater than $100,000	76,681	135,749	98,875	2,162	313,467
Certificates of deposit less than $100,000	51,467	90,656	74,378	2,470	218,971
Securities sold under agreements to repurchase	38,511	—	—	—	38,511
FHLB advances and other	85,544	153,136	7,078	586	246,344
Junior subordinated debentures	38,661	—	—	—	38,661

Total interest-bearing liabilities	$403,170	$514,780	$427,875	$71,657	$1,417,482

Interest rate gap	$452,884	$(306,575)	$155,635	$19,099	$321,043

Cumulative interest rate gap at March 31, 2005	$452,884	$146,309	$301,944	$321,043

Cumulative gap ratio at March 31, 2005	2.12	1.16	1.22	1.23

Item 4. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2005 pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures and internal control over financial reporting are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in our internal control over financial reporting or in other factors that occurred during the registrant’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting or any corrective actions with regard to significant deficiencies and material weaknesses in internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 5. Other Information.

On February 1, 2005, the Executive Employment Agreements were amended to permit payment of all sums in a lump sum in one year, such that the amount paid shall not be considered “deferred compensation” within the meaning or Section 409A of the Internal Revenue Code. The amendments are included in the exhibits filed herein.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (6)

3.3	Amended Bylaws of First State Bancorporation. (2)

4	Shareholder Protection Rights Agreement dated October 25, 1996. (3)

10.1	Executive Employment Agreement. (5)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (4)

10.3	Deferred Compensation Agreement. (2) (Participation and contributions to this Plan have been frozen as of December 31, 2004)

10.4	First Amendment to Executive Employment Agreement.*

10.5	Officer Employment Agreement.*

10.6	First Amendment to Officer Employment Agreement.*

14	Code of Ethics for Executives. (2)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003.
(3)	Incorporated by reference from First State Bancorporation’s Form 10-QSB for the quarter ended September 30, 1996.
(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003.
(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001.
(6)	Incorporated by reference from First State Bancorporation’s 10-KSB for the year ended December 31, 1997.
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST STATE BANCORPORATION

Date: May 9, 2005	By:	/s/ Michael R. Stanford
Michael R. Stanford, President & Chief Executive Officer

Date: May 9, 2005	By:	/s/ Christopher C. Spencer
Christopher C. Spencer, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (6)

3.3	Amended Bylaws of First State Bancorporation. (2)

4	Shareholder Protection Rights Agreement dated October 25, 1996. (3)

10.1	Executive Employment Agreement. (5)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (4)

10.3	Deferred Compensation Agreement. (2) (Participation and contributions to this Plan have been frozen as of December 31, 2004)

10.4	First Amendment to Executive Employment Agreement.*

10.5	Officer Employment Agreement.*

10.6	First Amendment to Officer Employment Agreement.*

14	Code of Ethics for Executives. (2)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003.
(3)	Incorporated by reference from First State Bancorporation’s Form 10-QSB for the quarter ended September 30, 1996.
(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003.
(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001.
(6)	Incorporated by reference from First State Bancorporation’s 10-KSB for the year ended December 31, 1997.
*	Filed herewith.