Form 10-Q
period 2005-06-30
FIRST STATE BANCORPORATION
filed 2005-08-08
CIK 897861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,358,565 shares of common stock, no par value, outstanding as of August 2, 2005.

FIRST STATE BANCORPORATION AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Balance Sheets

(unaudited)

(Dollars in thousands, except share and per share amounts)

	June 30, 2005	December 31, 2004
Assets
Cash and due from banks	$45,923	$42,514
Interest-bearing deposits with other banks	1,453	1,501
Federal funds sold	41,000	1,250

Total cash and cash equivalents	88,376	45,265

Investment securities:
Available for sale (at market, amortized cost of $206,504 at June 30, 2005, and $204,672 at December 31, 2004)	203,565	203,174
Held to maturity (at amortized cost, market value of $76,009 at June 30, 2005, and $75,236 at December 31, 2004)	76,443	75,407
Federal Home Loan Bank stock and Federal Reserve Bank stock, at cost	18,322	12,344

Total investment securities	298,330	290,925

Mortgage loans available for sale	27,287	18,965
Loans held for investment net of unearned interest	1,481,524	1,358,830
Less allowance for loan losses	(17,109)	(15,331)

Net loans	1,491,702	1,362,464

Premises and equipment, net	28,266	29,310
Accrued interest receivable	8,731	6,947
Other real estate owned	894	1,255
Goodwill	43,223	43,223
Cash surrender value of bank owned life insurance	30,419	19,910
Deferred tax asset, net	3,860	2,866
Other assets, net	13,841	13,345

Total assets	$2,007,642	$1,815,510

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$349,354	$317,729
Interest-bearing	1,116,299	1,083,574

Total deposits	1,465,653	1,401,303

Securities sold under agreements to repurchase	48,167	69,723
Federal Home Loan Bank advances and other	285,835	153,852
Junior subordinated debentures	48,971	38,661
Other liabilities	8,015	7,662

Total liabilities	1,856,641	1,671,201

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding	—	—

Common stock, no par value, 20,000,000 shares authorized; issued 16,175,308 at June 30, 2005 and 16,141,232 at December 31, 2004; outstanding 15,358,565 at June 30, 2005 and 15,324,728 at December 31, 2004	89,202	88,634
Treasury stock, at cost (816,743 shares at June 30, 2005 and 816,504 shares at December 31, 2004)	(6,345)	(6,340)
Retained earnings	70,249	63,166
Unearned compensation	(223)	(192)
Accumulated other comprehensive income (loss)- Unrealized loss on investment securities, net of tax	(1,882)	(959)

Total stockholders’ equity	151,001	144,309

Total liabilities and stockholders’ equity	$2,007,642	$1,815,510

Book value per share	$9.83	$9.42

Tangible book value per share	$6.98	$6.55

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Operations

For the three and six months ended June 30, 2005 and 2004

(unaudited)

(Dollars in thousands, except per share amounts)

	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	Six months ended June 30, 2004
Interest:
Interest and fees on loans	$26,486	$19,951	$50,313	$40,049
Interest on marketable securities:
Taxable	2,487	2,149	5,007	4,283
Non-taxable	446	104	812	204
Federal funds sold	35	—	51	—
Interest-bearing deposits with other banks	28	14	53	28

Total interest income	29,482	22,218	56,236	44,564

Interest expense:
Deposits	5,970	4,602	11,386	9,065
Short-term borrowings	1,251	266	2,057	572
Long-term debt	1,075	439	1,704	980
Junior subordinated debentures	641	392	1,203	783

Total interest expense	8,937	5,699	16,350	11,400

Net interest income	20,545	16,519	39,886	33,164
Provision for loan losses	(1,725)	(830)	(2,800)	(2,270)

Net interest income after provision for loan losses	18,820	15,689	37,086	30,894
Non-interest income:
Service charges on deposit accounts	1,549	1,111	2,637	2,185
Other banking service fees	206	196	387	379
Credit and debit card transaction fees	540	1,188	1,025	2,157
Gain (loss) on sale or call of investment securities	(87)	—	(87)	236
Check imprint income	134	143	284	279
Gain on sale of mortgage loans	1,179	529	2,103	1,095
Other	639	328	1,055	650

Total non-interest income	4,160	3,495	7,404	6,981

Non-interest expenses:
Salaries and employee benefits	7,827	5,728	15,431	11,341
Occupancy	1,963	1,968	3,927	3,783
Data processing	802	720	1,618	1,397
Credit and debit card interchange	—	522	—	928
Equipment	1,141	1,075	2,189	2,107
Legal, accounting, and consulting	387	309	808	639
Marketing	609	656	1,174	1,208
Telephone	292	337	581	624
Supplies	200	219	418	413
Delivery	224	253	440	503
Other real estate owned	104	147	134	257
FDIC insurance premiums	49	45	98	89
Amortization of intangibles	27	28	54	56
Check imprint expense	154	142	318	272
Loss on sale of loans	—	—	—	435
Other	1,521	1,770	2,886	2,939

Total non-interest expenses	15,300	13,919	30,076	26,991

Income before income taxes	7,680	5,265	14,414	10,884
Income tax expense	2,750	1,944	5,178	3,989

Net income	$4,930	$3,321	$9,236	$6,895

Earnings per share:
Basic earnings per share	$0.32	$0.22	$0.60	$0.45

Diluted earnings per share	$0.32	$0.22	$0.59	$0.45

Dividends per common share	$0.07	$0.06	$0.14	$0.12

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Comprehensive Income

For the three and six months ended June 30, 2005 and 2004

(unaudited)

(Dollars in thousands)

	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	Six months ended June 30, 2004
Net Income	$4,930	$3,321	$9,236	$6,895
Other comprehensive income (loss) net of tax-
Unrealized holding gains (losses) on securities available for sale arising during period	940	(3,250)	(979)	(2,624)
Reclassification adjustment for (gains) losses included in net income	56	—	56	(151)

Total comprehensive income	$5,926	$71	$8,313	$4,120

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the six months ended June 30, 2005 and 2004

(unaudited)

(Dollars in thousands)

	Six months ended June 30, 2005	Six months ended June 30, 2004
Operating activities:
Net Income	$9,236	$6,895

Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	2,800	2,270
Provision for decline in value of other real estate owned	—	56
Net gain on sale of other real estate owned	(47)	(122)
Depreciation and amortization	2,605	2,361
Stock-based compensation expense	80	115
(Gain) loss on sale of investment securities available for sale	87	(236)
(Gain) loss on disposal of fixed assets	(86)	163
Loss on sale of loans	—	435
Income tax benefit of stock options exercised	24	267
Increase in bank owned life insurance cash surrender value	(509)	(430)
Amortization of securities, net	709	422
Mortgage loans originated for sale	(144,773)	(72,925)
Proceeds from sale of mortgage loans available for sale, net	138,394	72,928
Deferred tax asset	(475)	479
Decrease (increase) in accrued interest receivable	(1,784)	(301)
Decrease (increase) in other assets, net	(1,056)	682
Increase in other liabilities, net	348	72

Total adjustments	(3,683)	6,236

Net cash provided by operating activities	5,553	13,131

Cash flows from investing activities:
Net increase in loans	(126,473)	(79,893)
Purchases of investment securities carried at amortized cost	(7,410)	(995)
Maturities of investment securities carried at amortized cost	6,243	10,497
Purchases of investment securities carried at market	(19,499)	(100,532)
Maturities of investment securities carried at market	4,088	30,407
Sale of investment securities available for sale	6,935	17,261
Proceeds from the sale of loans	—	37,649
Purchases of premises and equipment	(1,195)	(7,638)
Proceeds from sales of premises and equipment	280	—
Proceeds from sales of and payments on other real estate owned	1,222	1,643
Purchase of bank owned life insurance	(10,000)	—

Net cash used in investing activities	(145,809)	(91,601)

Cash flows from financing activities:
Net increase in interest-bearing deposits	32,725	78,334
Net increase (decrease) in non-interest-bearing deposits	31,625	(1,858)
Net increase (decrease) in securities sold under agreements to repurchase	(21,556)	(11,697)
Proceeds from Federal Home Loan Bank advances	275,000	95,000
Payments on Federal Home Loan Bank advances	(143,017)	(111,970)
Proceeds from junior subordinated debentures	10,310	—
Proceeds from common stock issued	433	672
Dividends paid	(2,153)	(1,757)

Net cash provided by financing activities	183,367	46,724

Increase (decrease) in cash and cash equivalents	43,111	(31,746)
Cash and cash equivalents at beginning of period	45,265	86,150

Cash and cash equivalents at end of period	$88,376	$54,404

Supplemental disclosure of noncash investing and financing activities:
Additions to other real estate owned in settlement of loans	$814	$1,343

Additions to loans in settlement of other real estate owned	—	—

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,752	$11,477

Cash paid for income taxes	$5,703	$3,691

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

Our consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how a business enterprise classifies, measures, and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that a business enterprise classify financial instruments that are within its scope as liabilities (or as assets in some circumstances). SFAS 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The FASB has proposed to defer provisions related to mandatorily redeemable financial instruments to periods beginning after December 15, 2004. The adoption of SFAS 150 on July 1, 2003, did not have a material impact on our consolidated financial statements, and the adoption of the deferred provisions on January 1, 2005, did not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB 25. Among other provisions, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, although early adoption is allowed. However, on April 14, 2005, the Securities and Exchange Commission announced that the compliance date of SFAS 123R will be suspended until January 1, 2006, for calendar year companies.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

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

We currently expect to adopt SFAS 123R, effective January 1, 2006, based on the new compliance date announced by the Securities and Exchange Commission; however, we have not yet determined which of the aforementioned adoption methods we will use. Subject to a complete review of the requirements of SFAS 123R, based on stock options granted to date using our current pricing model (Black-Scholes), the adoption of SFAS 123R on January 1, 2006, is expected to reduce 2006 earnings by approximately $800,000.

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

3. Stock Based Compensation

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our fixed plan stock options. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, we have elected to continue to apply the intrinsic value-based method and have included the disclosure required by SFAS 148.

Had compensation costs been determined consistent with the fair value method of SFAS 123 at the grant dates for awards, net income and earnings per common share would have changed to the pro forma amounts indicated below.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Net income as reported:	$4,930	$3,321	$9,236	$6,895
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	27	36	51	73
Deduct: Total stock-based employee compensation expense determined under fair value-based method for awards, net of related tax effects	(263)	(339)	(583)	(477)

Pro forma net income	$4,694	$3,018	$8,704	$6,491

Earnings per share:
Basic – as reported	$0.32	$0.22	$0.60	$0.45

Basic – pro forma	$0.31	$0.20	$0.57	$0.42

Diluted – as reported	$0.32	$0.22	$0.59	$0.45

Diluted – pro forma	$0.30	$0.20	$0.56	$0.42

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

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and six months ended June 30:

	Three months ended June 30,
	2005			2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except share and per share amounts)
Basic EPS:
Net income	$4,930	15,386,087	$0.32	$3,321	15,303,746	$0.22

Effect of dilutive securities:
Options		220,002			124,998
Diluted EPS:

Net income	$4,930	15,606,089	$0.32	$3,321	15,428,744	$0.22

	Six months ended June 30,
	2005			2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except share and per share amounts)
Basic EPS:
Net income	$9,236	15,378,413	$0.60	$6,895	15,286,720	$0.45

Effect of dilutive securities:
Options		216,197			131,198
Diluted EPS:

Net income	$9,236	15,594,610	$0.59	$6,895	15,417,918	$0.45

On February 9, 2005, we effected a two-for-one split of our common stock. All references to number of shares and per share computations in the consolidated condensed financial statements and notes have been retroactively adjusted to reflect the increased number of shares due to the effect of the common stock split.

For the three and six months ended June 30, 2005 no options were excluded from the calculation as the exercise prices of the stock options were less than the average share price of the common shares. For the three months ended June 30, 2004 approximately 378,000 stock options outstanding and 305,000 for the six months ended June 30, 2004 were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were equal to or greater than the average share price of the common shares, and therefore their inclusion would have been anti-dilutive.

5. Treasury Stock

Our Board of Directors has authorized us to purchase up to 1,050,000 shares of our common stock in the open market. As of June 30, 2005, we have purchased 784,100 shares. We did not purchase any additional shares during the six months ended June 30, 2005. We may purchase additional shares, the amount of which will be determined by market conditions. We sponsor a deferred compensation plan, which is included in the consolidated financial statements. At June 30, 2005, the assets of the deferred compensation plan included 32,643 shares of Company common stock.

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

Consolidated Condensed Balance Sheets

Our total assets increased by $192.1 million from $1.816 billion as of December 31, 2004, to $2.008 billion as of June 30, 2005. The increase was primarily made up of a $43.1 million increase in cash and cash equivalents, a $7.4 million increase in investment securities, a $129.2 million increase in loans, and a $10.5 million increase in cash surrender value of bank owned life insurance.

The following table presents the amounts of our loans, by category, at the dates indicated.

	June 30, 2005		December 31, 2004		June 30, 2004
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$193,049	12.8%	$174,293	12.6%	$171,879	13.5%
Real estate-commercial	734,411	48.7%	687,213	49.9%	618,369	48.7%
Real estate-one - to - four family	197,926	13.1%	198,420	14.4%	201,786	15.9%
Real estate-construction	327,902	21.7%	270,303	19.6%	239,467	18.8%
Consumer and other	28,236	1.9%	28,601	2.1%	29,715	2.4%
Mortgage loans available for sale	27,287	1.8%	18,965	1.4%	8,896	0.7%

Total	$1,508,811	100.0%	$1,377,795	100.0%	$1,270,112	100.0%

We utilize deposits and Federal Home Loan Bank advances as our main source of funding for loans and investments. Deposits increased by $64.4 million from $1.401 billion as of December 31, 2004, to $1.466 billion as of June 30, 2005. Securities sold under agreements to repurchase decreased $21.6 million from $69.7 million at December 31, 2004 to $48.2 million at June 30, 2005. Federal Home Loan Bank advances and other increased $132.0 million from $153.9 million at December 31, 2004 to $285.8 million at June 30, 2005.

The following table represents customer deposits, by category, at the dates indicated.

	June 30, 2005		December 31, 2004		June 30, 2004
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Non-interest-bearing	$349,353	23.8%	$317,729	22.7%	$267,711	21.0%
Interest-bearing demand	268,156	18.3%	254,140	18.0%	236,942	18.6%
Money market savings accounts	203,679	13.9%	216,769	15.5%	171,670	13.5%
Regular savings	73,247	5.0%	68,671	4.9%	67,754	5.3%
Certificates of deposit less than $100,000	214,322	14.6%	223,893	16.0%	231,129	18.2%
Certificates of deposit greater than $100,000	356,896	24.4%	320,101	22.9%	297,145	23.4%

Total	$1,465,653	100.0%	$1,401,303	100.0%	$1,272,351	100.0%

Consolidated Results of Operations For the Three Months Ended June 30, 2005

Our net income for the three months ended June 30, 2005, was $4.9 million, an increase of $1.6 million or 48% from $3.3 million for the same period of 2004. The increase in net income resulted from an increase in net interest income of $4.0 million and an increase in non-interest income of $665,000, partially offset by an increase in non-interest expenses of $1.4 million, an increase in the provision for loan losses of $895,000, and an increase in income taxes of $806,000. Our annualized return on average assets was 1.01% for the three months ended June 30, 2005, compared to 0.80% for the same period of 2004.

Our net interest income increased $4.0 million to $20.5 million for the second quarter of 2005 compared to $16.5 million for the second quarter of 2004. This increase was composed primarily of a $7.3 million increase in total interest income offset by a $3.2 million increase in total interest expense. The increase in interest income was composed of an increase of $4.1 million due to increased average interest earning assets of $275.9 million, aided by a $3.2 million increase due to a 0.71% increase in the yield on average interest earning assets. The increase in average interest-earning assets primarily occurred in loans and investment securities. The increase in loans of $221.3 million was made possible by our successful efforts to attract new customers and the increase in our investment securities of $51.8 million was driven primarily by purchases of securities to satisfy collateral pledging requirements. The increase in total interest expense was composed of an increase of $846,000 due to increased average interest-bearing liabilities of $198.2 million, and an increase of $2.4 million due to a 0.64% increase in the cost of interest-bearing liabilities. The increase in average interest-bearing liabilities was due to an increase in average interest-bearing deposits of $100.1 million and an increase in average borrowings including FHLB advances and junior subordinated debentures of $104.3 million. The increase in interest-bearing deposits is a result of our success in increasing market share in New Mexico.

The increase in yield on interest earning assets of 0.71% reflects the impact of the Federal Reserve Bank’s increases in the discount rate beginning in the third quarter of 2004 and into 2005. The increase in the discount rate contributes to a corresponding increase in the prime rate. A substantial portion of our loan portfolio consists of adjustable rate loans whose rates are adjusted based upon the then prevailing prime rate. The increase in the prime rate has led to a corresponding increase in the yield on our loan portfolio. We expect that the Federal Reserve Bank rate increases in the first six months of 2005 will cause the yield on our loan portfolio to continue to increase slightly in the coming months as existing loans reprice.

The increase in our cost of interest bearing liabilities is a result of higher interest payments made to our deposit and repurchase agreement customers as well as higher interest rates paid on our borrowings. The interest rate that we pay to our deposit and repurchase agreement customers is influenced by the level of the discount rate and competitive market conditions. As a result of the increases in the discount rate made by the Federal Reserve Bank since the third quarter of 2004, we increased the interest rates that we pay on our customers’ deposits and repurchase agreements and increased the corresponding interest payments to these customers. In addition, the increase in the discount rate has corresponded to an increase in interest expense related to our borrowings as the majority of our borrowings mature within one year and are being replaced with borrowings at the higher current rates. We continue to use a laddering approach to our borrowings with maturities of approximately one year or less.

We believe that the competitive environment for deposits will significantly determine the impact on the net interest margin of changes in interest rates. During the quarter ended June 30, 2005, the net interest margin increased by 0.22% over the quarter ended June 30, 2004, due primarily to Federal Reserve Bank rate increases. The extent of future increases in our net interest margin will depend on the amount and timing of any further Federal Reserve Bank increases, the level of borrowings required to fund loan growth, and our ability to manage the cost of interest-bearing liabilities and stay competitive in the markets we serve.

Our provision for loan losses was $1.7 million for the second quarter of 2005, compared to $830,000 for the second quarter of 2004. Net charge-offs for the second quarter of 2005 were $658,000 compared to $398,000 for the second quarter of 2004. The allowance for loan losses to total loans held for investment was 1.15% and the ratio of allowance for loan losses to non-performing loans was 337% at June 30, 2005, compared to the allowance for loan losses to total loans held for investment of 1.15% and the ratio of allowance for loan losses to non-performing loans of 171% at June 30, 2004. Total non-performing assets to total assets were 0.30% at June 30, 2005, compared to 0.58% at June 30, 2004. We provide for loan losses based upon our judgments concerning the adequacy of the allowance for loan losses considering such factors as loan growth, delinquency trends, previous charge-off experience, and local and national economic conditions.

Our total non-interest income increased by $665,000 to $4.2 million for the three months ended June 30, 2005, compared to $3.5 million for the same period of 2004. The increase was primarily composed of a $650,000 increase in gain on sale of mortgage loans, and a $438,000 increase in service charges on deposit accounts resulting from increased customer activity related to implementation of an overdraft privilege product in April 2005. These increases were partially offset by a $648,000 decrease in credit and debit card transaction fees due to the sale of the merchant card portfolio in the third quarter of 2004.

Our total non-interest expenses increased by $1.4 million to $15.3 million for the second quarter of 2005, compared to $13.9 million for the same period of 2004. This increase was due partially to a $2.1 million increase in salaries and employee benefits, offset by a $522,000 decrease in credit and debit card interchange expense due to the sale of the merchant card portfolio, and a $249,000 decrease in other non-interest expenses. Other non-interest expenses in the second quarter 2004 included a loss of $215,000 from a robbery, $98,000 from restructuring the bank’s mortgage operation, and $47,000 from the write off of abandoned lockbox software.

Consolidated Results of Operations For the Six Months Ended June 30, 2005

Our net income for the six months ended June 30, 2005, was $9.2 million, an increase of $2.3 million or 34% from $6.9 million for the same period of 2004. The increase in net income resulted from an increase in net interest income of $6.7 million, an increase in non-interest income of $423,000, partially offset by an increase in non-interest expenses of $3.1 million, an increase in the provision for loan losses of $530,000, and an increase in income taxes of $1.2 million. Our annualized return on average assets was 0.98% for the six months ended June 30, 2005, compared to 0.84% for the same period of 2004.

Our net interest income increased $6.7 million to $39.9 million for the six months ended June 30, 2005 compared to $33.2 million for the same period of 2004. This increase was composed of an $11.7 million increase in total interest income offset by a $5.0 million increase in total interest expense. The increase in interest income was composed of an increase of $6.7 million due to increased average interest earning assets of $239.9 million aided by a $5.0 million increase due to a 0.55% increase in the yield on average interest earning assets. The increase in average interest-earning assets primarily occurred in loans and investment securities. The increase in total interest expense was composed of an increase of $1.4 million due to increased average interest-bearing liabilities of $171.7 million, and an increase of $3.6 million due to a 0.49% increase in the cost of interest-bearing liabilities. The increase in average interest-bearing liabilities was due to an increase in average interest-bearing deposits of $117.2 million and an increase in average borrowings of $60.3 million. The increase in interest-bearing deposits is a result of our success in increasing market share.

Our provision for loan losses was $2.8 million for the first six months of 2005, compared to $2.3 million for the first six months of 2004. Net charge-offs for the six months ended June 30, 2005 were $1.0 million compared to $1.8 million for the six months ended June 30, 2004.

Our total non-interest income increased by $423,000 to $7.4 million for the six months ended June 30, 2005, compared to $7.0 million for the same period of 2004. For the first six months of 2005 compared to the first six months of 2004, service charges on deposit accounts increased $452,000 to $2.6 million compared to $2.2 million in 2004. Additionally, the gains on sales of mortgage loans increased $1.0 million reflecting a higher level of loan origination and sales activity. Credit and debit card transaction fees decreased $1.1 million directly related to the sale of the merchant card portfolio in the third quarter of 2004, offset by other non-interest income that increased $405,000. In addition, non-interest income for the first six months of 2005 includes the loss on sale of securities of $87,000 during the first six months of 2005 compared to a gain of $236,000 for the same period in 2004.

Our total non-interest expenses increased by $3.1 million to $30.1 million for the six months ended June 30, 2005, compared to $27.0 million for the same period of 2004. This increase was due partially to a $4.1 million increase in salaries and employee benefits, a $144,000 increase in occupancy expense, a $221,000 increase in data processing expense, and a $169,000 increase in legal, accounting, and consulting. The increases in salary, occupancy, and data processing expense are due primarily to overall expansion of our infrastructure to better serve the needs of our customers. Credit and debit card interchange expenses decreased by $928,000 from the first six months of 2004 due to the sale of the merchant card portfolio.

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

ALLOWANCE FOR LOAN LOSSES:

	Six months ended June 30, 2005	Twelve months ended December 31, 2004	Six months ended June 30, 2004
		(Dollars in thousands)

Balance beginning of period	$15,331	$14,121	$14,121
Provision for loan losses	2,800	4,500	2,270
Net charge-offs	(1,022)	(3,290)	(1,836)

Balance end of period	$17,109	$15,331	$14,555

Allowance for loan losses to total loans held for investment	1.15%	1.11%	1.15%
Allowance for loan losses to non-performing loans	337%	192%	171%

NON-PERFORMING ASSETS:

	June 30, 2005	December 31, 2004	June 30, 2004
		(Dollars in thousands)

Accruing loans – 90 days past due	$—	$4	$9
Non-accrual loans	5,077	7,969	8,478

Total non-performing loans	5,077	7,973	8,487
Other real estate owned	894	1,255	1,323

Total non-performing assets	$5,971	$9,228	$9,810

Potential problem loans	$28,088	$22,174	$20,854

Total non-performing assets to total assets	0.30%	0.51%	0.58%

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

	Three Months Ended June 30,
	2005			2004
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$183,040	$3,091	6.77%	$162,441	$2,264	5.61%
Real estate—mortgage	1,014,242	17,754	7.02%	915,354	14,478	6.36%
Real estate—construction	227,595	4,619	8.14%	142,653	2,446	6.90%
Consumer	28,404	678	9.57%	30,176	692	9.22%
Mortgage	23,430	344	5.89%	5,145	71	5.55%
Other	1,008	—	—	619	—	—

Total loans	1,477,719	26,486	7.19%	1,256,388	19,951	6.39%
Allowance for loan losses	(16,653)			(14,587)
Securities:
U.S. government and mortgage-backed	254,068	2,321	3.66%	226,250	2,061	3.66%
State and political subdivisions:
Non-taxable	32,661	446	5.48%	11,232	104	3.72%
Other	17,363	166	3.83%	14,791	88	2.39%

Total securities	304,092	2,933	3.87%	252,273	2,253	3.59%
Interest-bearing deposits with other banks	3,724	28	3.02%	5,746	14	0.98%
Federal funds sold	4,726	35	2.97%	—	—	—

Total interest-earning assets	1,790,261	29,482	6.61%	1,514,407	22,218	5.90%
Non-interest-earning assets:
Cash and due from banks	47,088			51,154
Other	128,495			113,915

Total non-interest-earning assets	175,583			165,069

Total assets	1,949,191			1,664,889

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$261,754	$520	0.80%	$238,120	$274	0.46%
Certificates of deposit < $100,000	216,589	1,591	2.95%	233,268	1,514	2.61%
Certificates of deposit > $100,000	332,808	2,729	3.29%	293,142	2,110	2.89%
Money market savings accounts	219,769	970	1.77%	171,127	559	1.31%
Regular savings accounts	72,572	160	0.88%	67,732	145	0.86%

Total interest-bearing deposits	1,103,492	5,970	2.17%	1,003,389	4,602	1.84%
Federal funds purchased and securities sold under agreements to repurchase	50,858	143	1.13%	57,051	41	0.29%
Short-term borrowings	132,927	1,108	3.34%	76,900	225	1.18%
Long-term debt	126,563	1,075	3.41%	85,305	439	2.07%
Junior subordinated debentures	40,474	641	6.35%	33,506	392	4.71%

Total interest-bearing liabilities	1,454,314	8,937	2.46%	1,256,151	5,699	1.82%
Non-interest-bearing demand accounts	337,596			266,748
Other non-interest-bearing liabilities	7,312			5,187

Total liabilities	1,799,222			1,528,086
Stockholders’ equity	149,969			136,803

Total liabilities and stockholders’ equity	$1,949,191			$1,664,889

Net interest income		$20,545			$16,519

Net interest spread			4.15%			4.08%
Net interest margin			4.60%			4.39%
Ratio of average interest-earning assets to average interest-bearing liabilities			123.10%			120.56%

	Six Months Ended June 30,
	2005			2004
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$174,600	$5,751	6.64%	$159,956	$4,438	5.58%
Real estate—mortgage	994,902	34,087	6.91%	924,502	29,528	6.42%
Real estate—construction	216,001	8,502	7.94%	133,571	4,549	6.85%
Consumer	28,550	1,386	9.79%	30,398	1,399	9.26%
Mortgage	19,997	587	5.92%	4,867	135	5.58%
Other	941	—	—	586	—	—

Total loans	1,434,991	50,313	7.07%	1,253,880	40,049	6.42%
Allowance for loan losses	(16,166)			(14,460)
Securities:
U.S. government and mortgage-backed	256,354	4,712	3.71%	219,883	4,110	3.76%
State and political subdivisions:
Non-taxable	30,333	812	5.40%	11,046	204	3.71%
Other	16,134	295	3.69%	14,985	173	2.32%

Total securities	302,821	5,819	3.88%	245,914	4,487	3.67%
Interest-bearing deposits with other banks	4,277	53	2.50%	6,187	28	0.91%
Federal funds sold	3,799	51	2.71%	—	—	—

Total interest-earning assets	1,745,888	56,236	6.50%	1,505,981	44,564	5.95%
Non-interest-earning assets:
Cash and due from banks	52,325			48,409
Other	122,327			111,822

Total non-interest-earning assets	174,652			160,231

Total assets	$1,904,374			$1,651,752

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$261,425	$965	0.74%	$229,553	$521	0.46%
Certificates of deposit < $100,000	219,931	3,131	2.87%	235,556	3,091	2.64%
Certificates of deposit > $100,000	324,820	5,176	3.21%	282,940	4,081	2.90%
Money market savings accounts	219,749	1,800	1.65%	166,033	1,092	1.32%
Regular savings accounts	71,569	314	0.88%	66,236	280	0.85%

Total interest-bearing deposits	1,097,494	11,386	2.09%	980,318	9,065	1.86%
Federal funds purchased and securities sold under agreements to repurchase	52,455	209	0.80%	58,279	86	0.30%
Short-term borrowings	121,863	1,848	3.06%	84,438	486	1.16%
Long-term debt	112,649	1,704	3.05%	95,796	980	2.06%
Junior subordinated debentures	39,572	1,203	6.04%	33,506	783	4.70%

Total interest-bearing liabilities	1,424,033	16,350	2.32%	1,252,337	11,400	1.83%
Non-interest-bearing demand accounts	324,602			258,221
Other non-interest-bearing liabilities	7,354			5,098

Total liabilities	1,755,989			1,515,656
Stockholders’ equity	148,385			136,096

Total liabilities and stockholders’ equity	$1,904,374			$1,651,752

Net interest income		$39,886			$33,164

Net interest spread			4.18%			4.12%
Net interest margin			4.61%			4.43%
Ratio of average interest-earning assets to average interest-bearing liabilities			122.60%			120.25%

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

Rising and falling interest rate environments can have various impacts on a bank’s net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank’s various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of June 30, 2005, our cumulative interest rate gap for the period up to three months was a positive $419.9 million and for the period up to one year was a positive $127.3 million. Based solely on our interest rate gap of twelve months or less, our net income could be unfavorably impacted by decreases in interest rates or favorably impacted by increases in interest rates.

The following table sets forth our estimate of maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at June 30, 2005. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with accounting principles generally accepted in the United States of America. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Less than three months	Three months to less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with other banks	$1,453	$—	$—	$—	$1,453
Investment securities	7,222	21,961	201,019	68,128	298,330
Federal funds sold	41,000	—	—	—	41,000
Loans:
Commercial	136,160	19,042	34,468	3,379	193,049
Real estate	725,242	167,886	352,284	42,114	1,287,526
Consumer	8,120	7,377	12,194	545	28,236

Total interest-earning assets	$919,197	$216,266	$599,965	$114,166	$1,849,594

Interest-bearing liabilities:
Savings and NOW accounts	$109,016	$129,384	$238,400	$68,282	$545,082
Certificates of deposit greater than $100,000	140,750	115,527	97,250	3,369	356,896
Certificates of deposit less than $100,000	51,361	85,797	74,683	2,481	214,322
Securities sold under agreements to repurchase	48,167	—	—	—	48,167
FHLB advances and other	101,050	178,150	6,072	563	285,835
Junior subordinated debentures	48,971	—	—	—	48,971

Total interest-bearing liabilities	$499,315	$508,858	$416,405	$74,695	$1,499,273

Interest rate gap	$419,882	$(292,592)	$183,560	$39,471	$350,321

Cumulative interest rate gap at June 30, 2005	$419,882	$127,290	$310,850	$350,321

Cumulative gap ratio at June 30, 2005	1.84	1.13	1.22	1.23

Item 4. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2005, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures and internal control over financial reporting are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

On June 2, 2005 we held our annual meeting of shareholders. At that meeting the following items were submitted to a vote of security holders:

1.	The following two directors were elected:

		Shares Voted
Name	Term	For	Withheld
Douglas M. Smith, M.D.	3 years	14,721,500	45,366
Herman N. Wisenteiner	3 years	12,939,306	1,827,560

As a result of the election of the above listed directors, our Board of Directors will consist of those directors and the following directors: Michael R. Stanford, H. Patrick Dee, Leonard J. DeLayo, Bradford M. Johnson, A.J. Wells, Lowell A. Hare, and Nedra Matteucci.

2.	Proposal to ratify the selection of KPMG LLP as our independent registered public accounting firm. Votes: For 14,579,140; Against 126,896; Abstain 60,829.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (6)

3.3	Amended Bylaws of First State Bancorporation. (2)

4	Shareholder Protection Rights Agreement dated October 25, 1996. (3)

10.1	Executive Employment Agreement. (5)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (4)

10.3	Deferred Compensation Agreement. (2) (Participation and contributions to this Plan have been frozen as of December 31, 2004)

10.4	First Amendment to Executive Employment Agreement. (7)

10.5	Officer Employment Agreement. (7)

10.6	First Amendment of Officer Employment Agreement. (7)

14	Code of Ethics for Executives. (2)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003.
(3)	Incorporated by reference from First State Bancorporation’s Form 10-QSB for the quarter ended September 30, 1996.
(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003.
(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001.
(6)	Incorporated by reference from First State Bancorporation’s 10-KSB for the year ended December 31, 1997.
(7)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2005.
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST STATE BANCORPORATION

Date: August 8, 2005	By:	/s/ Michael R. Stanford
Michael R. Stanford, President & Chief Executive Officer

Date: August 8, 2005	By:	/s/ Christopher C. Spencer
Christopher C. Spencer, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (6)

3.3	Amended Bylaws of First State Bancorporation. (2)

4	Shareholder Protection Rights Agreement dated October 25, 1996. (3)

10.1	Executive Employment Agreement. (5)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (4)

10.3	Deferred Compensation Agreement. (2) (Participation and contributions to this Plan have been frozen as of December 31, 2004)

10.4	First Amendment to Executive Employment Agreement. (7)

10.5	Officer Employment Agreement. (7)

10.6	First Amendment of Officer Employment Agreement. (7)

14	Code of Ethics for Executives. (2)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003.
(3)	Incorporated by reference from First State Bancorporation’s Form 10-QSB for the quarter ended September 30, 1996.
(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003.
(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001.
(6)	Incorporated by reference from First State Bancorporation’s 10-KSB for the year ended December 31, 1997.
(7)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2005.
*	Filed herewith.