Form 10-Q
period 2005-09-30
FIRST STATE BANCORPORATION
filed 2005-11-09
CIK 897861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,376,461 shares of common stock, no par value, outstanding as of November 7, 2005.

FIRST STATE BANCORPORATION AND SUBSIDIARY

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Balance Sheets

(unaudited)

(Dollars in thousands, except share and per share amounts)

	September 30, 2005	December 31, 2004
Assets
Cash and due from banks	$62,213	$42,514
Interest-bearing deposits with other banks	141	1,501
Federal funds sold	14,000	1,250

Total cash and cash equivalents	76,354	45,265

Investment securities:
Available for sale (at market, amortized cost of $228,901 at September 30, 2005, and $204,672 at December 31, 2004)	225,317	203,174
Held to maturity (at amortized cost, market value of $70,451 at September 30, 2005, and $75,236 at December 31, 2004)	71,352	75,407
Federal Home Loan Bank stock and Federal Reserve Bank stock, at cost	18,656	12,344

Total investment securities	315,325	290,925

Mortgage loans available for sale	21,936	18,965
Loans held for investment net of unearned interest	1,493,122	1,358,830
Less allowance for loan losses	(17,413)	(15,331)

Net loans	1,497,645	1,362,464

Premises and equipment, net	28,418	29,310
Accrued interest receivable	8,819	6,947
Other real estate owned	998	1,255
Goodwill	43,223	43,223
Cash surrender value of bank owned life insurance	30,724	19,910
Deferred tax asset, net	3,382	2,866
Other assets, net	14,812	13,345

Total assets	$2,019,700	$1,815,510

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$381,203	$317,729
Interest-bearing	1,091,431	1,083,574

Total deposits	1,472,634	1,401,303

Securities sold under agreements to repurchase	73,802	69,723
Federal Home Loan Bank advances and other	259,818	153,852
Junior subordinated debentures	48,971	38,661
Other liabilities	8,560	7,662

Total liabilities	1,863,785	1,671,201

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized; issued 16,192,133 at September 30, 2005 and 16,141,232 at December 31, 2004; outstanding 15,375,290 at September 30, 2005 and 15,324,728 at December 31, 2004	89,504	88,634
Treasury stock, at cost (816,843 shares at September 30, 2005 and 816,504 shares at December 31, 2004)	(6,347)	(6,340)
Retained earnings	75,232	63,166
Unearned compensation	(181)	(192)
Accumulated other comprehensive income (loss)- Unrealized loss on investment securities, net of tax	(2,293)	(959)

Total stockholders’ equity	155,915	144,309

Total liabilities and stockholders’ equity	$2,019,700	$1,815,510

Book value per share	$10.14	$9.42

Tangible book value per share	$7.29	$6.55

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Operations

For the three and nine months ended September 30, 2005 and 2004

(unaudited)

(Dollars in thousands, except per share amounts)

	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004
Interest Income:
Interest and fees on loans	$28,613	$20,953	$78,926	$61,002
Interest on investment securities:
Taxable	2,595	2,430	7,602	6,713
Non-taxable	480	117	1,292	321
Federal funds sold	125	7	176	7
Interest-bearing deposits with other banks	16	15	69	43

Total interest income	31,829	23,522	88,065	68,086

Interest expense:
Deposits	6,214	4,875	17,600	13,940
Short-term borrowings	1,742	255	3,799	827
Long-term debt	1,213	430	2,917	1,410
Junior subordinated debentures	794	433	1,997	1,216

Total interest expense	9,963	5,993	26,313	17,393

Net interest income	21,866	17,529	61,752	50,693
Provision for loan losses	(675)	(1,190)	(3,475)	(3,460)

Net interest income after provision for loan losses	21,191	16,339	58,277	47,233
Non-interest income:
Service charges on deposit accounts	1,512	1,118	4,149	3,303
Other banking service fees	205	203	592	582
Credit and debit card transaction fees	584	1,279	1,609	3,436
Gain (loss) on sale or call of investment securities	(92)	79	(179)	315
Check imprint income	141	144	425	423
Gains on sale of mortgage loans	1,523	734	3,626	1,829
Other	851	262	1,906	912

Total non-interest income	4,724	3,819	12,128	10,800

Non-interest expenses:
Salaries and employee benefits	8,384	6,432	23,815	17,773
Occupancy	2,084	1,952	6,011	5,735
Data processing	886	767	2,504	2,164
Credit and debit card interchange	—	571	—	1,499
Equipment	1,197	1,087	3,386	3,194
Legal, accounting, and consulting	299	316	1,107	955
Marketing	754	534	1,928	1,742
Telephone	282	277	863	901
Supplies	208	201	626	614
Delivery	225	186	665	689
Other real estate owned	102	42	236	299
FDIC insurance premiums	46	46	144	135
Amortization of intangibles	27	27	81	83
Check imprint expense	163	137	481	409
Loss on sale of loans	—	—	—	435
Other	1,761	1,325	4,647	4,264

Total non-interest expenses	16,418	13,900	46,494	40,891

Income before income taxes	9,497	6,258	23,911	17,142
Income tax expense	3,436	2,139	8,614	6,128

Net income	$6,061	$4,119	$15,297	$11,014

Earnings per share:
Basic earnings per share	$0.39	$0.27	$0.99	$0.72

Diluted earnings per share	$0.39	$0.27	$0.98	$0.71

Dividends per common share	$0.07	$0.06	$0.21	$0.18

See accompanying notes to unaudited consolidated condensed financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

Consolidated Condensed Statements of Comprehensive Income

For the three and nine months ended September 30, 2005 and 2004

(unaudited)

(Dollars in thousands)

	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004
Net income	$6,061	$4,119	$15,297	$11,014
Other comprehensive income (loss) income net of tax- Unrealized holding (losses) gains on securities available for sale arising during period	(470)	2,661	(1,449)	37
Reclassification adjustment for (gains) losses included in net income	59	(51)	115	(202)

Total comprehensive income	$5,650	$6,729	$13,963	$10,849

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the nine months ended September 30, 2005 and 2004

(unaudited)

(Dollars in thousands)

	Nine months ended September 30, 2005	Nine months ended September 30, 2004
Operating activities:
Net Income	$15,297	$11,014
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	3,475	3,460
Provision for decline in value of other real estate owned	—	56
Net gain on sale of other real estate owned	(121)	(125)
Depreciation and amortization	4,036	3,694
Stock-based compensation expense	122	171
Loss (gain) on sale of investment securities available for sale	179	(315)
(Gain) loss on disposal of fixed assets	(40)	174
(Gain) loss on sale of loans	(206)	435
Income tax benefit of stock options exercised	60	276
Increase in bank owned life insurance cash surrender value	(814)	(598)
Amortization of securities, net	1,103	571
Mortgage loans originated for sale	(255,019)	(120,800)
Proceeds from sale of mortgage loans available for sale, net	254,279	116,897
Deferred tax asset	(35)	527
Increase in accrued interest receivable	(1,872)	(1,026)
Decrease (increase) in other assets, net	(2,350)	640
Increase in other liabilities, net	1,160	1,219

Total adjustments	3,957	5,256

Net cash provided by operating activities	19,254	16,270

Cash flows from investing activities:
Net increase in loans	(142,660)	(126,157)
Purchases of investment securities carried at amortized cost	(8,411)	(1,996)
Maturities of investment securities carried at amortized cost	12,273	15,630
Purchases of investment securities carried at market	(112,773)	(122,887)
Maturities of investment securities carried at market	70,840	34,608
Sale of investment securities available for sale	10,305	19,317
Proceeds from the sale of loans	3,555	37,649
Purchases of premises and equipment	(2,526)	(8,621)
Proceeds from sales of premises and equipment	305	—
Proceeds from sales of and payments on other real estate owned	1,773	2,043
Purchase of bank owned life insurance	(10,000)	—

Net cash used in investing activities	(177,319)	(150,414)

Cash flows from financing activities:
Net increase in interest-bearing deposits	7,857	144,356
Net increase in non-interest-bearing deposits	63,474	28,299
Net increase in securities sold under agreements to repurchase	4,079	5,520
Proceeds from Federal Home Loan Bank advances	300,000	54,500
Payments on Federal Home Loan Bank advances and other	(194,034)	(132,966)
Proceeds from junior subordinated debentures	10,310	5,155
Proceeds from common stock issued	699	786
Dividends paid	(3,231)	(2,677)

Net cash provided by financing activities	189,154	102,973

Increase (decrease) in cash and cash equivalents	31,089	(31,171)
Cash and cash equivalents at beginning of period	45,265	86,150

Cash and cash equivalents at end of period	$76,354	$54,979

Supplemental disclosure of noncash investing and financing activities:
Additions to other real estate owned in settlement of loans	$1,395	$2,173

Additions to loans in settlement of other real estate owned	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$25,640	$17,515

Cash paid for income taxes	$8,742	$4,091

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

Our consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how a business enterprise classifies, measures, and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that a business enterprise classify financial instruments that are within its scope as liabilities (or as assets in some circumstances). SFAS 150 was effective for contracts entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The FASB deferred provisions related to mandatorily redeemable financial instruments to periods beginning after December 15, 2004. The adoption of SFAS 150 on July 1, 2003, did not have a material impact on our consolidated financial statements, and the adoption of the deferred provisions on January 1, 2005, did not have a material impact on our consolidated financial statements.

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

We currently expect to adopt SFAS 123R, effective January 1, 2006, based on the new compliance date announced by the Securities and Exchange Commission; however, we have not yet determined which of the aforementioned adoption methods we will use. Subject to a complete review of the requirements of SFAS 123R, based on stock options granted to date using our current pricing model (Black-Scholes), the adoption of SFAS 123R on January 1, 2006, is expected to reduce 2006 earnings by approximately $700,000.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Net income as reported:	$6,061	$4,119	$15,297	$11,014
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	27	36	78	109
Deduct: Total stock-based employee compensation expense determined under fair value-based method for awards, net of related tax effects	(255)	(340)	(838)	(817)

Pro forma net income	$5,833	$3,815	$14,537	$10,306

Earnings per share:
Basic – as reported	$0.39	$0.27	$0.99	$0.72

Basic – pro forma	$0.38	$0.25	$0.94	$0.67

Diluted – as reported	$0.39	$0.27	$0.98	$0.71

Diluted – pro forma	$0.37	$0.25	$0.93	$0.67

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

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and nine months ended September 30:

	Three Months Ended September 30,
	2005			2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share amounts)
Basic EPS:
Net income	$6,061	15,397,206	$0.39	$4,119	15,330,056	$0.27

Effect of dilutive securities:
Options		342,399			105,678

Diluted EPS:
Net income	$6,061	15,739,605	$0.39	$4,119	15,435,734	$0.27

	Nine Months Ended September 30,
	2005			2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share amounts)
Basic EPS:
Net income	$15,297	15,384,812	$0.99	$11,014	15,301,434	$0.72

Effect of dilutive securities:
Options		263,146			122,664

Diluted EPS:
Net income	$15,297	15,647,958	$0.98	$11,014	15,424,098	$0.71

On February 9, 2005, we effected a two-for-one split of our common stock. All references to number of shares and per share computations in the consolidated condensed financial statements and notes have been retroactively adjusted to reflect the increased number of shares due to the effect of the common stock split.

For the three and nine months ended September 30, 2005 no options were excluded from the calculation as the exercise prices of the stock options were less than the average share price of the common shares. For the three months ended September 30, 2004 approximately 1.026 million stock options outstanding and 756,000 for the nine months ended September 30, 2004 were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were equal to or greater than the average share price of the common shares, and therefore their inclusion would have been anti-dilutive.

5. Treasury Stock

Our Board of Directors has authorized us to purchase up to 1,050,000 shares of our common stock in the open market. As of September 30, 2005, we have purchased 784,100 shares. We did not purchase any additional shares during the nine months ended September 30, 2005. We may purchase additional shares, the amount of which will be determined by market conditions. We sponsor a deferred compensation plan, which is included in the consolidated financial statements. At September 30, 2005, the assets of the deferred compensation plan included 32,743 shares of Company common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements in this Form 10-Q are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The discussions regarding our growth strategy, expansion of operations in our markets, acquisitions, competition, loan and deposit growth, timing of new branch openings, and response to consolidation in the banking industry include forward-looking statements. Other forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “approximately,” “intend,” “plan,” “estimate,” or “anticipate” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statement. Some factors include changes in interest rates, local business conditions, government regulations, loss of key personnel or inability to hire suitable personnel, faster or slower than anticipated growth, economic conditions, our competitors’ responses to our marketing strategy or new competitive conditions, and competition in the geographic and business areas in which we conduct our operations. We are not undertaking any obligation to update these risks to reflect events or circumstances after the date of this report to reflect the occurrence of unanticipated events.

Consolidated Condensed Balance Sheets

Our total assets increased by $204 million from $1.816 billion as of December 31, 2004, to $2.020 billion as of September 30, 2005. The increase was primarily made up of a $31.1 million increase in cash and cash equivalents, a $24.4 million increase in investment securities, a $135.2 million increase in loans, and a $10.8 million increase in cash surrender value of bank owned life insurance.

The following table presents the amounts of our loans, by category, at the dates indicated.

	September 30, 2005		December 31, 2004		September 30, 2004
	(Dollars in thousands)
	Amount	%	Amount	%	Amount	%
Commercial	$186,506	12.3%	$174,293	12.6%	$160,602	12.2%
Real estate-commercial	735,054	48.6%	687,213	49.9%	633,262	48.0%
Real estate-one- to- four family	186,410	12.3%	198,420	14.4%	204,610	15.5%
Real estate-construction	357,454	23.6%	270,303	19.6%	277,777	21.1%
Consumer and other	27,698	1.8%	28,601	2.1%	29,148	2.2%
Mortgage loans available for sale	21,936	1.4%	18,965	1.4%	13,419	1.0%

Total	$1,515,058	100.0%	$1,377,795	100.0%	$1,318,818	100.0%

We utilize deposits and Federal Home Loan Bank advances as our main source of funding for loans and investments. Deposits increased by $71.3 million from $1.401 billion as of December 31, 2004, to $1.473 billion as of September 30, 2005. Securities sold under agreements to repurchase increased $4.1 million from $69.7 million at December 31, 2004 to $73.8 million at September 30, 2005. Federal Home Loan Bank advances and other increased $106.0 million from $153.9 million at December 31, 2004 to $259.8 million at September 30, 2005.

The following table represents customer deposits, by category, at the dates indicated.

	September 30, 2005		December 31, 2004		September 30, 2004
	(Dollars in thousands)
	Amount	%	Amount	%	Amount	%
Non-interest-bearing	$381,203	25.8%	$317,729	22.7%	$297,868	21.8%
Interest-bearing demand	266,559	18.1%	254,140	18.0%	239,777	17.4%
Money market savings accounts	190,752	13.0%	216,769	15.5%	229,745	16.8%
Regular savings	74,685	5.1%	68,671	4.9%	68,119	5.0%
Certificates of deposit less than $100,000	242,845	16.5%	223,893	16.0%	227,024	16.6%
Certificates of deposit greater than $100,000	316,590	21.5%	320,101	22.9%	305,997	22.4%

Total	$1,472,634	100.0%	$1,401,303	100.0%	$1,368,530	100.0%

Consolidated Results of Operations For the Three Months Ended September 30, 2005

Our net income for the three months ended September 30, 2005, was $6.1 million, an increase of $1.9 million or 47% from $4.1 million for the same period of 2004. The increase in net income resulted from an increase in net interest income of $4.3 million, a reduction of the provision for loan losses of $515,000, an increase in non-interest income of $905,000, and was partially offset by an increase in non-interest expenses of $2.5 million and income taxes of $1.3 million. Our annualized return on average assets was 1.20% for the three months ended September 30, 2005, compared to 0.95% for the same period of 2004.

Our net interest income increased $4.3 million to $21.9 million for the third quarter of 2005 compared to $17.5 million for the third quarter of 2004. This increase was composed primarily of a $8.3 million increase in total interest income and an increase in total interest expense of $4.0 million. The increase in interest income was composed of an increase of $4.2 million due to increased average interest earning assets of $282.7 million, and an increase of $4.1 million due to a 0.86% increase in the yield on average interest earning assets. The increase in average interest-earning assets primarily occurred in loans and investment securities. The increase in loans was made possible by our successful efforts to increase market share and the increase in our investment securities is driven primarily by purchases of new securities to satisfy collateral pledging requirements. The increase in total interest expense was composed of an increase of $861,000 due to increased average interest-bearing liabilities of $203.9 million, and an increase of $3.1 million due to a 0.80% increase in the cost of interest-bearing liabilities. The increase in average interest-bearing liabilities was due to an increase in average interest-bearing deposits of $42.7 million and an increase in average borrowings, including FHLB advances and junior subordinated debentures, of $142.1 million. The increase in interest-bearing deposits is a result of our success in increasing market share in New Mexico.

The increase in yield on interest earning assets of 0.86% reflects the impact of the Federal Reserve Bank’s increases in the discount rate beginning in the third quarter of 2004 and into 2005. The increase in the discount rate contributes to a corresponding increase in the prime rate. A substantial portion of our loan portfolio consists of adjustable rate loans whose rates are adjusted based upon the then prevailing prime rate. The increase in the prime rate has led to a corresponding increase in the yield on our loan portfolio. We expect that the Federal Reserve Bank rate increases in 2005 will cause the yield on our loan portfolio to continue to increase slightly in the coming months as existing loans reprice.

The increase in our cost of interest bearing liabilities is a result of higher interest payments made to our deposit and repurchase agreement customers as well as higher interest rates paid on borrowings. The interest rate that we pay to our deposit and repurchase agreement customers is influenced by the level of the discount rate and competitive market conditions. As a result of the increase in the discount rate made by the Federal Reserve Bank since the third quarter of 2004, we increased the interest rates that we pay on our customers’ deposits and repurchase agreements and increased the corresponding interest payments to these customers. In addition, the increase in the discount rate has corresponded to an increase in interest expense related to our borrowings as the majority of our borrowings mature within one year and are being replaced with borrowings at the higher current rates. We continue to use a laddering approach to our borrowings with maturities of approximately one year or less.

We believe that the competitive environment for deposits will significantly determine the impact on the net interest margin of changes in interest rates. During the quarter ended September 30, 2005, the net interest margin increased by 0.24% over the quarter ended September 30, 2004 due primarily to Federal Reserve Bank rate increases. The extent of future increases in our net interest margin will depend on the amount and timing of any further Federal Reserve Bank increases, the level of borrowings required to fund loan growth, and our ability to manage the cost of interest-bearing liabilities and stay competitive in the markets we serve.

Our provision for loan losses was $675,000 for the third quarter of 2005, compared to $1.2 million for the third quarter of 2004. Net charge-offs for the third quarter of 2005 were $371,000 compared to $634,000 for the third quarter of 2004. The allowance for loan losses to total loans held for investment was 1.17% and the ratio of allowance for loan losses to non-performing loans was 315% at September 30, 2005, compared to the allowance for loan losses to total loans held for investment of 1.16% and the ratio of allowance for loan losses to non-performing loans of 200% at September 30, 2004. Total non-performing assets to total assets were 0.32% at September 30, 2005, compared to 0.53% at September 30, 2004. We provide for loan losses based upon our judgments concerning the adequacy of the allowance for loan losses considering such factors as loan growth, delinquency trends, previous charge-off experience, and local and national economic conditions.

Our total non-interest income increased by $905,000 to $4.7 million for the three months ended September 30, 2005, compared to $3.8 million for the same period of 2004. The increase was primarily composed of a $789,000 increase in gain on sale of mortgage loans, and a $394,000 increase in service charges on deposit accounts resulting from increased customer activity related to implementation of an overdraft privilege product in April 2005. These increases were partially offset by a $695,000 decrease in credit and debit card transaction fees due to the sale of the merchant card portfolio in the third quarter of 2004. In addition, other non-interest income for the third quarter of 2005 includes a gain on sale of SBA loans of $206,000.

Our total non-interest expenses increased by $2.5 million to $16.4 million for the third quarter of 2005, compared to $13.9 million for the same period of 2004. This increase was due partially to a $2.0 million increase in salaries and employee benefits, a $220,000 increase in marketing, a $132,000 increase in occupancy expense, a $110,000 increase in equipment expense, and a $436,000 increase in other non-interest expenses. The increases were offset by a $571,000 decrease in credit and debit card interchange expense due to the sale of the merchant card portfolio in the third quarter of 2004.

Consolidated Results of Operations For the Nine Months Ended September 30, 2005

Our net income for the nine months ended September 30, 2005, was $15.3 million, an increase of $4.3 million or 39% from $11.0 million for the same period of 2004. The increase in net income resulted from an increase in net interest income of $11.1 million, an increase in non-interest income of $1.3 million, and was partially offset by an increase in non-interest expense of $5.6 million and an increase in income tax expense of $2.5 million. Our annualized return on average assets was 1.05% for the nine months ended September 30, 2005, compared to 0.88% for the same period of 2004.

Our net interest income increased $11.1 million to $61.8 million for the nine months ended September 30, 2005 compared to $50.7 million for the same period of 2004. This increase was composed of a $20.0 million increase in total interest income and an $8.9 million increase in total interest expense. The increase in interest income was composed of an increase of $11.0 million due to increased average interest earning assets of $254.5 million aided by a $9.0 million increase due to a 0.65% increase in the yield on average interest earning assets. The increase in total interest expense was composed of an increase of $2.2 million due to increased average interest-bearing liabilities of $182.6 million, and an increase of $6.7 million due to a 0.59% increase in the cost of interest-bearing liabilities. The increase in average interest-bearing liabilities was due to an increase in average interest-bearing deposits of $92.2 million and an increase in average borrowings, including FHLB advances and junior subordinated debentures, of $87.8 million. The increase in interest-bearing deposits is a result of our success in increasing market share primarily in New Mexico.

Our provision for loan losses was $3.5 million for the first nine months of 2005 and 2004. Net charge-offs for the nine months ended September 30, 2005 were $1.4 million compared to $2.5 million for the nine months ended September 30, 2004.

Our total non-interest income increased by $1.3 million to $12.1 million for the nine months ended September 30, 2005, compared to $10.8 million for the same period of 2004. For the first nine months of 2005 compared to the first nine months of 2004, service charges on deposit accounts increased $846,000 to $4.1 million compared to $3.3 million in 2004 resulting from increased activity related to implementation of an overdraft privilege product in April 2005. Additionally, the gains on sales of mortgage loans increased $1.8 million reflecting a higher level of loan origination and sales activity. Credit and debit card transaction fees decreased $1.8 million directly related to the sale of the merchant card portfolio in the third quarter of 2004, offset by other non-interest income that increased $1.0 million. Other non-interest income for the first nine months of 2005 includes a gain on sale of SBA loans of $206,000 during the third quarter of 2005. In addition, non-interest income for the first nine months of 2005 includes the loss on sale of securities of $179,000 during the first nine months of 2005 compared to a gain of $315,000 for the same period in 2004.

Our total non-interest expenses increased by $5.6 million to $46.5 million for the nine months ended September 30, 2005, compared to $40.9 million for the same period of 2004. This increase was due primarily to a $6.0 million increase in salaries and employee benefits, a $276,000 increase in occupancy expense, a $340,000 increase in data processing expense, and a $192,000 increase in equipment expense. The increases in salary, occupancy, and data processing expense are due primarily to overall expansion of our infrastructure to better serve the needs of our customers. Credit and debit card interchange expenses decreased by $1.5 million from the first nine months of 2004 due to the sale of the merchant card portfolio in 2004.

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

ALLOWANCE FOR LOAN LOSSES:

	Nine months ended September 30, 2005	Twelve months ended December 31, 2004	Nine months ended September 30, 2004
	(Dollars in thousands)
Balance beginning of period	$15,331	$14,121	$14,121
Provision for loan losses	3,475	4,500	3,460
Net charge-offs	(1,393)	(3,290)	(2,470)

Balance end of period	$17,413	$15,331	$15,111

Allowance for loan losses to total loans held for investment	1.17%	1.13%	1.16%
Allowance for loan losses to non-performing loans	315%	192%	200%

NON-PERFORMING ASSETS:

	September 30, 2005	December 31, 2004	September 30, 2004
	(Dollars in thousands)

Accruing loans – 90 days past due	$—	$4	$9
Non-accrual loans	5,529	7,969	7,534

Total non-performing loans	5,529	7,973	7,543
Other real estate owned	998	1,255	1,756

Total non-performing assets	$6,527	$9,228	$9,299

Potential problem loans	$19,901	$22,174	$22,199

Total non-performing assets to total assets	0.32%	0.51%	0.53%

Potential problem loans are loans not included in non-performing loans that we have doubts as to the ability of the borrowers to comply with present loan repayment terms.

Liquidity and Capital Expenditures

Our primary sources of funds are customer deposits, loan repayments, and maturities of investment securities. We have additional sources of liquidity in the form of borrowings. Borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank.

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

	Three Months Ended September 30,
	2005			2004
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$191,333	$3,430	7.11%	$159,328	$2,391	5.97%
Real estate—mortgage	1,017,840	18,617	7.26%	920,404	14,809	6.40%
Real estate—construction	250,188	5,442	8.63%	168,122	2,950	6.98%
Consumer	27,793	701	10.01%	29,445	697	9.42%
Mortgage	28,610	423	5.87%	7,348	106	5.74%
Other	1,134	—	—	727	—	—

Total loans	1,516,898	28,613	7.48%	1,285,374	20,953	6.48%
Allowance for loan losses	(17,586)			(14,926)
Securities:
U.S. government and mortgage-backed	263,359	2,398	3.61%	248,780	2,333	3.73%
State and political subdivisions -
Non-taxable	34,592	480	5.51%	12,523	117	3.72%
Other	18,492	197	4.23%	14,046	97	2.75%

Total securities	316,443	3,075	3.86%	275,349	2,547	3.68%
Interest-bearing deposits with other banks	1,884	16	3.37%	4,595	15	1.30%
Federal funds sold	14,827	125	3.34%	2,071	7	1.34%

Total interest-earning assets	1,850,052	31,829	6.83%	1,567,389	23,522	5.97%
Non-interest-earning assets:
Cash and due from banks	47,119			53,108
Other.	129,850			115,368

Total non-interest-earning assets	176,969			168,476

Total assets	$2,009,435			$1,720,939

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$270,313	$560	0.82%	$237,850	$277	0.46%
Certificates of deposit > $100,000	319,134	2,784	3.46%	302,605	2,239	2.94%
Certificates of deposit< $100,000	224,897	1,772	3.13%	228,942	1,516	2.63%
Money market savings accounts	197,268	932	1.87%	204,938	697	1.35%
Regular savings accounts	74,236	166	0.89%	68,789	146	0.84%

Total interest-bearing deposits	1,085,848	6,214	2.27%	1,043,124	4,875	1.86%
Federal funds purchased and securities sold under agreements to repurchase	84,933	558	2.61%	65,882	49	0.30%
Short-term borrowings	133,208	1,184	3.53%	56,925	206	1.44%
Long-term debt	135,164	1,213	3.56%	84,199	430	2.03%
Junior subordinated debentures	48,971	794	6.43%	34,136	433	5.05%

Total interest-bearing liabilities	1,488,124	9,963	2.66%	1,284,266	5,993	1.86%
Non-interest-bearing demand accounts	358,945			291,105
Other non-interest-bearing liabilities	7,701			5,661

Total liabilities	1,854,770			1,581,032
Stockholders’ equity	154,665			139,907

Total liabilities and stockholders’ equity	$2,009,435			$1,720,939

Net interest income		$21,866			$17,529

Net interest spread			4.17%			4.11%
Net interest margin			4.69%			4.45%
Ratio of average interest-earning assets to average interest-bearing liabilities			124.32%			122.05%

	Nine Months Ended September 30,
	2005			2004
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$180,239	$9,182	6.81%	$159,739	$6,829	5.71%
Real estate—mortgage	1,002,632	52,704	7.03%	923,115	44,337	6.42%
Real estate—construction	227,522	13,944	8.19%	145,132	7,499	6.90%
Consumer	28,295	2,087	9.86%	30,079	2,095	9.30%
Mortgage	22,900	1,009	5.89%	5,698	242	5.67%
Other	1,006	—	—	634	—	—

Total loans	1,462,594	78,926	7.21%	1,264,397	61,002	6.44%
Allowance for loan losses	(16,645)			(14,615)
Securities:
U.S. government and mortgage-backed	258,715	7,110	3.67%	229,568	6,443	3.75%
State and political subdivisions -
Non-taxable	31,768	1,292	5.44%	11,540	321	3.72%
Other	16,929	492	3.89%	14,670	270	2.46%

Total securities	307,412	8,894	3.87%	255,778	7,034	3.67%
Interest-bearing deposits with other banks	3,470	69	2.66%	5,653	43	1.02%
Federal funds sold	7,515	176	3.13%	696	7	1.34%

Total interest-earning assets	1,780,991	88,065	6.61%	1,526,524	68,086	5.96%
Non-interest-earning assets:
Cash and due from banks	50,570			49,981
Other .	124,863			112,348

Total non-interest-earning assets	175,433			162,329

Total assets	$1,939,779			$1,674,238

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$264,420	$1,525	0.77%	$232,342	$797	0.46%
Certificates of deposit > $100,000	322,904	7,960	3.30%	289,526	6,321	2.92%
Certificates of deposit < $100,000	221,605	4,903	2.96%	233,338	4,608	2.64%
Money market savings accounts	212,173	2,732	1.72%	179,033	1,788	1.33%
Regular savings accounts	72,467	480	0.89%	67,092	426	0.85%

Total interest-bearing deposits	1,093,569	17,600	2.15%	1,001,331	13,940	1.86%
Federal funds purchased and securities sold under agreements to repurchase	63,401	767	1.62%	60,808	135	0.30%
Short-term borrowings	125,686	3,032	3.23%	75,271	692	1.23%
Long-term debt	120,236	2,917	3.24%	91,901	1,410	2.05%
Junior subordinated debentures	42,740	1,997	6.25%	33,718	1,216	4.82%

Total interest-bearing liabilities	1,445,632	26,313	2.43%	1,263,029	17,393	1.84%
Non-interest-bearing demand accounts	336,175			269,226
Other non-interest-bearing liabilities	7,476			4,614

Total liabilities	1,789,283			1,536,869
Stockholders’ equity	150,496			137,369

Total liabilities and stockholders’ equity	$1,939,779			$1,674,238

Net interest income		$61,752			$50,693

Net interest spread			4.18%			4.12%
Net interest margin			4.64%			4.44%
Ratio of average interest-earning assets to average interest-bearing liabilities			123.20%			120.86%

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

Rising and falling interest rate environments can have various impacts on a bank’s net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank’s various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of September 30, 2005, our cumulative interest rate gap for the period up to three months was a positive $404.7 million and for the period up to one year was a positive $129.7 million. Based solely on our interest rate gap of twelve months or less, our net income could be unfavorably impacted by decreases in interest rates or favorably impacted by increases in interest rates.

The following table sets forth our estimate of maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at September 30, 2005. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with accounting principles generally accepted in the United States of America. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Less than three months	Three months to less than one year	One to five years	More than five years	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with other banks	$141	$—	$—	$—	$141
Investment securities	7,572	24,720	220,694	62,339	315,325
Federal funds sold	14,000	—	—	—	14,000
Loans:
Commercial	129,024	18,970	36,782	1,730	186,506
Real estate	740,058	169,838	345,644	45,314	1,300,854
Consumer	7,768	7,375	12,062	493	27,698

Total interest-earning assets	$898,563	$220,903	$615,182	$109,876	$1,844,524

Interest-bearing liabilities:
Savings and NOW accounts	$106,398	$125,474	$231,874	$68,250	$531,996
Certificates of deposit greater than $100,000	94,208	121,157	97,461	3,764	316,590
Certificates of deposit less than $100,000	44,388	121,175	75,311	1,971	242,845
Securities sold under agreements to repurchase	73,802	—	—	—	73,802
FHLB advances and other	126,054	128,161	5,048	555	259,818
Junior subordinated debentures	48,971	—	—	—	48,971

Total interest-bearing liabilities	$493,821	$495,967	$409,694	$74,540	$1,474,022

Interest rate gap	$404,742	$(275,064)	$205,488	$35,336	$370,502

Cumulative interest rate gap at September 30, 2005	$404,742	$129,678	$335,166	$370,502

Cumulative gap ratio at September 30, 2005	1.82	1.13	1.24	1.25

Item 4. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2005, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures and internal control over financial reporting are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II – OTHER INFORMATION

Item 5. Other Information

During the third quarter of 2005, First State announced the signing of two separate definitive agreements. First State announced it will acquire Access Anytime Bancorp, Inc. (“Access”) (Nasdaq SmallCap: AABC) and its wholly owned subsidiary, AccessBank for approximately $32.6 million in First State common stock. First State also announced it will acquire New Mexico Financial Corporation (“NMFC”) and its wholly owned subsidiary, Ranchers Banks for approximately $20.0 million made up of approximately $16.0 million in First State common stock and approximately $4.0 million in cash. Each transaction is subject to regulatory approval and approval by the respective shareholders of Access or NMFC and expected to close in the fourth quarter of 2005.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (8)

2.2	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation and Ranchers Banks. (9)

2.3	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (10)

3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (6)

3.3	Amended Bylaws of First State Bancorporation. (2)

4	Shareholder Protection Rights Agreement dated October 25, 1996. (3)

10.1	Executive Employment Agreement. (5)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (4)

10.3	Deferred Compensation Agreement. (2) (Participation and contributions to this Plan have been frozen as of December 31, 2004)

10.4	First Amendment to Executive Employment Agreement. (7)

10.5	Officer Employment Agreement. (7)

10.6	First Amendment of Officer Employment Agreement. (7)

14	Code of Ethics for Executives. (2)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003.
(3)	Incorporated by reference from First State Bancorporation’s Form 10-QSB for the quarter ended September 30, 1996.
(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003.
(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001.
(6)	Incorporated by reference from First State Bancorporation’s 10-KSB for the year ended December 31, 1997.

(7)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2005.
(8)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(9)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(10)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST STATE BANCORPORATION

Date: November 9, 2005	By: /s/ Michael R. Stanford
Michael R. Stanford, President & Chief Executive Officer

Date: November 9, 2005	By: /s/ Christopher C. Spencer
Christopher C. Spencer, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (8)

2.2	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation and Ranchers Banks. (9)

2.3	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (10)

3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (6)

3.3	Amended Bylaws of First State Bancorporation. (2)

4	Shareholder Protection Rights Agreement dated October 25, 1996. (3)

10.1	Executive Employment Agreement. (5)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (4)

10.3	Deferred Compensation Agreement. (2) (Participation and contributions to this Plan have been frozen as of December 31, 2004)

10.4	First Amendment to Executive Employment Agreement. (7)

10.5	Officer Employment Agreement. (7)

10.6	First Amendment of Officer Employment Agreement. (7)

14	Code of Ethics for Executives. (2)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003.
(3)	Incorporated by reference from First State Bancorporation’s Form 10-QSB for the quarter ended September 30, 1996.
(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003.
(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001.
(6)	Incorporated by reference from First State Bancorporation’s 10-KSB for the year ended December 31, 1997.
(7)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2005.
(8)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(9)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(10)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.

*	Filed herewith.