Form 10-K
period 2005-12-31
FIRST STATE BANCORPORATION
filed 2006-03-16
CIK 897861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Common Stock, no par value

(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $274,022,000, computed by reference to the closing sale price of the stock on The Nasdaq Stock Market on June 30, 2005, the last trading day of the registrant’s most recently completed second fiscal quarter.

As of March 14, 2006, there were 17,569,810 shares of common stock issued and outstanding.

Documents Incorporated By Reference

Certain Part III information is incorporated herein by reference, pursuant to Instruction G of Form 10-K, from First State Bancorporation’s Proxy Statement for its 2006 Annual Shareholders’ Meeting, which will be filed with the Commission by April 19, 2006.

Forward-Looking Statements

Certain statements in this Form 10-K are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The discussions regarding our growth strategy, expansion of operations in our markets, acquisitions, competition, loan and deposit growth, timing of new branch openings, and response to consolidation in the banking industry include forward-looking statements. Other forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “approximately,” “intend,” “plan,” “estimate,” or “anticipate” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statement. Some factors include changes in interest rates, local business conditions, government regulations, loss of key personnel or inability to hire suitable personnel, successful integration of Access and NMFC into our operations, faster or slower than anticipated growth, economic conditions, our competitors’ responses to our marketing strategy or new competitive conditions, and competition in the geographic and business areas in which we conduct our operations. We are not undertaking any obligation to update these risks to reflect events or circumstances after the date of this report to reflect the occurrence of unanticipated events.

PART I

Item 1: Business.

First State Bancorporation

We are a New Mexico-based bank holding company. We provide commercial banking services to businesses through our subsidiary bank, First Community Bank, formerly First State Bank N.M. (“First Community Bank” or “Bank”). At December 31, 2005, we operated thirty-one branch offices, including twenty-three in New Mexico (three offices in Taos, nine offices in Albuquerque, four offices in Santa Fe, and one office each in Rio Rancho, Los Lunas, Bernalillo, Pojoaque, Placitas, Moriarty, and Belen), six in Colorado (Denver, Colorado Springs, Fort Collins, Lakewood, Littleton, and Longmont), and two in Utah (Midvale and Salt Lake City). In January 2006, we closed on the acquisition of two financial institutions which strengthened our branch network in New Mexico and gave us a presence in Arizona. See “History.” First Community Bank began in 1922 in Taos County as a single bank, and is currently the largest bank in that county. At December 31, 2005, we had total assets, total deposits, and total stockholders’ equity of $2.158 billion, $1.510 billion, and $160 million, respectively.

Our management strategy is to provide a business culture in which customers are provided individualized customer service. As part of our operating and growth strategies, we are working to (i) place greater emphasis on attracting core deposits from, and providing financial services to, local businesses and governments; (ii) expand operations in the Albuquerque metropolitan area (which consists of Albuquerque and Rio Rancho), Belen, Los Lunas, Santa Fe, and other strategic areas in New Mexico; (iii) expand operations in the Colorado and Utah markets including the Denver metropolitan area, Colorado Springs, Salt Lake City, and the surrounding areas; (iv) expand operations in Arizona focusing on the greater Phoenix metropolitan area; (v) maintain asset quality through strict adherence to credit administration standards; (vi) manage interest rate risk; (vii) continue to improve internal operating systems; (viii) increase non-interest income, and (ix) manage non-interest expenses.

We believe that we are well qualified to pursue an aggressive growth strategy throughout New Mexico, Colorado, Utah, and Arizona due to our responsive customer service, our streamlined management structure, management’s and employees’ strong community involvement in our business locations, and our recent expansion into the Colorado, Utah, and Arizona markets. We believe that expansion opportunities are centered primarily in the Albuquerque metropolitan area, Santa Fe, the Denver metropolitan area, Colorado Springs, Salt Lake City, Phoenix, and the surrounding markets. We continue to add staff to service the additional volume of loans and deposits obtained as a result of expansion in and into these marketplaces. The level of any additional staffing and related expenses will depend on the magnitude of continued growth. In addition, we will consider potential market acquisition targets that complement our existing operations and provide economies of scale when combined with our existing locations. See “Growth Strategy.”

At December 31, 2005, First State Bancorporation and First Community Bank were “well capitalized” under regulatory capital guidelines.

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

On October 1, 2002 we entered the Colorado and Utah markets when we completed our acquisition of First Community Industrial Bank. We acquired approximately $343 million in loans and approximately $242 million in deposits, and recognized goodwill of approximately $43 million related to the transaction. We merged First Community Industrial Bank into First State Bank and officially changed the name of the Bank to First State Bank N.M.

During the third quarter of 2005, First State Bank N.M. entered into two separate purchase agreements to acquire Access Anytime Bancorp, Inc. (“Access”) and New Mexico Financial Corporation (“NMFC”). Both acquisitions closed in January 2006. The acquisition of Access added three branches in Albuquerque in addition to six branches in Clovis, Gallup, Las Cruces, and Portales, New Mexico, and one in Sun City, Arizona. Through the Access transaction we acquired approximately $198 million in loans and $315 million in deposits. The acquisition of NMFC added two branches each in our existing markets of Albuquerque, Belen, and Los Lunas, New Mexico as well as one branch each in Edgewood, Grants, and Moriarty, New Mexico. NMFC had approximately $35 million in loans and $90 million in deposits on the date of acquisition. We are still pending valuations of certain assets and liabilities for both Access and NMFC, but expect to record goodwill related to these transactions of approximately $22 million. After announcing the potential acquisitions and in an effort to provide us with brand recognition across all the markets we serve, we elected to change the name of the Bank to First Community Bank. See Note 2 of Notes to Consolidated Financial Statements for additional information on these acquisitions.

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

Community Involvement. First Community Bank’s management and other employees participate actively in a wide variety of civic and community activities and organizations in New Mexico, Colorado, and Utah. First Community Bank management also sponsors a number of community-oriented events each year, contributing over $1 million toward these events in 2005. We believe that these activities assist First Community Bank through increased visibility and through development and maintenance of customer relationships.

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

Increasing Efficiency. We believe that our investments in technology will continue to produce operational efficiencies over the next few years. Our investments in internet and telephone banking continue to provide alternative methods to enhance our ability to service both our retail and commercial customers. We continue on an implementation path with an imaging based document management and archiving system that is providing efficiencies in managing document flow and ensuring records retention is managed correctly and efficiently. All of our locations are linked together by a private voice and data network eliminating long distance costs for intracompany phone calls and data transmission. We have implemented VPN technology, which allows bank employees greater communication flexibility throughout the organization as well as increasing worker productivity. We are prepared for the efficiencies that will come with Check 21 with the development of our long term check and payment strategies. We believe these investments as well as others will allow us to expand our asset base without a commensurate increase in non-interest expenses.

We continue to evaluate and improve our branch locations and facilities. In 2003, we began repositioning several of our facilities in Colorado and Utah to improve the future growth in these markets. Our repositioning and renovation continued into 2005 and included opening one new branch in both Colorado and Utah and closing one facility in New Mexico. Our occupancy expenses grew slightly during 2005 and will increase modestly in 2006 with the addition of de novo branches in Colorado Springs, Colorado and Rio Rancho, New Mexico which are expected to open in the second quarter of 2006. In addition, two de novo branches in Albuquerque, New Mexico and Ft. Collins, Colorado, are planned for the first quarter 2007. We believe our investments in facilities will facilitate future growth as well as enable us to provide the convenience and quality of service that our customers deserve.

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

Growth Strategy

We expect to continue pursuing a growth strategy through a combination of internal growth, de novo branching, and selective acquisitions. Our total assets have grown from $494 million at December 31,

1998 to $2.2 billion through internal growth, de novo branching, and acquisition activity. Our acquisition of Access and NMFC in January 2006, added approximately $400 million in total assets. Since 1993, large out of state financial institutions have acquired several banks that compete with us. These institutions concentrate on the mass retail customer base and extremely large customers. They also reduce service levels to small to medium size businesses. These institutions’ method of doing business affords us a continuing opportunity to gain profitable new account relationships and to expand existing relationships.

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

We believe that the strategy we have employed successfully in the New Mexico market and are currently employing in the Colorado and Utah markets can be successfully employed in other markets in the Southwest including the markets Access and NMFC operate in. The addition of these two institutions increases our New Mexico presence into the southern part of New Mexico and will provide us with new opportunities in the Arizona market.

We intend to continue exploring opportunities to expand into markets in the southwestern United States either through acquisition of existing institutions with a branch structure in markets with characteristics similar to those in New Mexico, or through de novo branching into markets that display those characteristics.

Our goal over the near term is to continue creating a broad-based, well capitalized, customer-focused regional financial institution. To accommodate our anticipated growth, we intend to further develop our existing management and further develop management information systems and other appropriate internal management systems. However, there can be no assurance that we will be able to achieve our growth objectives or successfully assimilate the operations of Access and NMFC into our existing organization.

Market Areas and Banks

Markets. First Community Bank serves three distinct market areas within New Mexico: the Albuquerque metropolitan area (Bernalillo, Sandoval, Torrance, and Valencia counties), Taos County and Santa Fe County. In 2002, First State Bank entered into the Colorado and Utah markets with the acquisition of First Community. The Bank also operates in two distinct market areas in Colorado and Utah: the Colorado front range market area, which includes the Denver metropolitan area, and the Salt Lake City, Utah metropolitan area. The acquisition of Access strengthens our presence in the Albuquerque metropolitan area and adds a presence in Clovis (Curry County), Gallup (McKinley County), Portales (Roosevelt County), and Las Cruces (Dona Ana County), New Mexico, as well as Sun City, Arizona, a suburb of Phoenix, Arizona, in Maricopa County. The NMFC acquisition also expands our branch network in the Albuquerque metropolitan area and adds a branch in southern Santa Fe County.

The Albuquerque metropolitan area is the largest metropolitan area in New Mexico and is the financial center of the state. It has a diverse economy centered around federal and state government, military, service, and technology industries. Military facilities include Kirtland Air Force Base and Sandia National Laboratories. A number of companies, including Intel, General Mills, America Online, The Gap, Wal-Mart, and Eclipse Aviation have initiated or expanded operations in the area in the past several years.

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

The Colorado front range market area includes the Denver metropolitan area (with branches in Denver, Lakewood, and Littleton), and the surrounding communities of Colorado Springs, Longmont, and Fort Collins. Denver, the capital of Colorado and the state’s largest city, has a diverse economy including telecommunications, aerospace, financial services, computer software, biomedical, and many other high tech sectors. Colorado Springs also plays host to a growing number of high technology industries. Many private sector leaders in their fields are located in the front range area, including Qwest Communications, Intel, and Lockheed Martin. The Colorado front range has emerged as a premier center for high-tech and other businesses providing a blend of quality, affordable lifestyle, cultural and national sports attractions, and desirable climate.

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

Clovis, New Mexico and nearby Portales, New Mexico are small communities in the east-central side of the state. Clovis is home to Cannon Air Force Base, which is currently searching for a new mission in order to remain open past 2009. Portales is home to one of the state’s major universities, Eastern New Mexico University. Both communities are also supported by agricultural activity.

Gallup, New Mexico, in the west-central area of the state is on Interstate 40 (the only east-west interstate spanning New Mexico) just miles from the Arizona border. Gallup is adjacent to the Navajo Indian reservation, the largest Native American Indian reservation in land size in the United States.

Las Cruces, New Mexico, is the second largest city in New Mexico and marks the southern end of Interstate 25 at its intersection with Interstate 10 approximately 45 miles from El Paso, Texas. Las Cruces is home to New Mexico State University and has experienced strong growth over the last several years. The economy of Las Cruces also benefits from its proximity to military installations, including White Sands Missile Range.

Sun City in Maricopa County, Arizona, is best known as a retirement community just minutes away from Phoenix, Arizona, the largest city in the state. Phoenix has a very diverse economic base which has seen dramatic growth over the last several years.

First Community Bank’s operations as of December 31, 2005 are divided into eight regions: Taos which includes Taos County; Santa Fe which includes Santa Fe County; Albuquerque metropolitan area which includes Bernalillo and Sandoval Counties; Los Lunas which includes Valencia and Torrance Counties; Northern Colorado which includes Larimer and Boulder Counties; Central Colorado which includes Denver, Jefferson, and Arapahoe Counties; Southern Colorado which includes El Paso County; and Utah which includes Salt Lake County. The Access and NMFC acquisitions add two additional operating regions: Southern New Mexico which includes Roosevelt, Curry, and Dona Ana Counties, and Arizona which includes Maricopa County.

First Community Bank. The following table sets forth certain information concerning the banking offices of First Community Bank as of December 31, 2005:

Location	Number of Facilities	Total Deposits	Total Loans
	(Dollars in thousands)
First Community Bank (by Region)
Taos	3	$159,585	$50,077
Santa Fe	5	169,629	228,178
Albuquerque Metropolitan	12	852,602	688,914
Los Lunas	3	115,687	82,352
Northern Colorado	2	24,467	51,225
Central Colorado	3	101,101	159,010
Southern Colorado	1	72,710	172,206
Utah	2	14,226	93,965

Total	31	$1,510,007	$1,525,927

The Access and NMFC acquisitions subsequent to December 31, 2005 add two additional operating regions in Southern New Mexico and Arizona. See Note 2 of Notes to Consolidated Financial Statements for additional information on these acquisitions.

First Community Bank offers a full range of financial services to commercial and individual customers, including checking accounts, short and medium term loans, revolving credit facilities, inventory and accounts receivable financing, equipment financing, residential and small commercial construction lending, residential mortgage loans, various savings programs, installment and personal loans, safe deposit services, and credit cards.

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

The following is a summary of the percentage of our deposits to total deposits of FDIC insured institutions (market share) in the counties in which we do business as of June 30, 2005:

New Mexico

Taos	44.90%
Bernalillo	8.55%
Santa Fe	9.17%
Sandoval	38.85%
Valencia	19.79%
Torrance	15.10%

Colorado

Larimer	0.16%
Boulder	0.31%
Denver	0.25%
Jefferson	0.00%*
Arapahoe	0.38%
El Paso	1.41%

Utah

Salt Lake	0.01%

*	We closed our branch in Jefferson County effective December 31, 2004 and the existing loans and deposits were serviced by our branches in Denver County or Arapahoe County until the new banking location was opened in Jefferson County in the third quarter of 2005.

We believe that our greatest opportunity for growth in our current market area in New Mexico is in increasing our market share in Bernalillo, Sandoval, Valencia, and Santa Fe counties. First Community Bank is the largest bank in Taos County, and growth in that market is expected to come from economic growth and not as a result of increased market share.

We continue to believe that the Colorado and Utah markets represent a great opportunity for growth as we continue to aggressively seek commercial banking relationships with small to medium size businesses. We expect that the continued integration of our individualized customer service will result in increased market share in Colorado and Utah.

The acquisitions of Access and NMFC increase our market share throughout New Mexico and provide significant opportunities for growth in the Phoenix, Arizona metropolitan area.

Competition

First Community Bank competes for loans and deposits with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders, governmental organizations, and other institutions with respect to the scope and type of services offered, interest rates paid on deposits, and pricing of loans, among other things. Many of our competitors have significantly greater financial and other resources than we do. First Community Bank also faces significant competition for investors’ funds from sellers of short-term money market securities and other corporate and government securities.

First Community Bank competes for loans principally through the range and quality of its services, interest rates, and loan fees. We believe that First Community Bank’s personal-service philosophy enables the bank to compete favorably with other financial institutions in its focus market of local businesses. First Community Bank actively solicits deposit-related clients and competes for deposits by offering customers competitive interest rates, personal attention, and professional service.

Employees

As of December 31, 2005, we had 663 full-time equivalent employees. We place a high priority on staff development, training, and selective hiring. We select new employees on the basis of both technical skills and customer-service capabilities. Our staff development involves training in marketing, customer service, and regulatory compliance. Our employees are not covered by a collective bargaining agreement. We believe that our relationship with our employees is good. The Access and NMFC acquisitions have added approximately 180 full-time employees.

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

On January 1, 2005, the Federal Reserve Board’s revised bank holding company rating system became effective. The revised system more closely aligns the Federal Reserve’s rating process with the focus of its current supervisory practices by placing an increased emphasis on risk management, providing a more flexible and comprehensive framework for evaluating financial condition, and requiring an explicit determination of the likelihood that the non-depository entities of a bank holding company will have a significant negative impact on the depository subsidiaries. Under the revised rating system, each bank holding company is assigned a composite rating based on an evaluation and rating of three essential components of an institution’s financial condition and operations. These three components are: Risk Management; Financial Condition; and potential impact of the parent company and non-depository subsidiaries on the subsidiary depository institutions. A fourth rating, Depository Institution, mirrors the primary regulator’s assessment of the subsidiary depository institutions.

First Community Bank. As a New Mexico-chartered state member bank of the Federal Reserve System, First Community Bank is subject to regulation and supervision by the Federal Reserve Board and the New Mexico Financial Institutions Division and, as a result of the insurance of its deposits, by the FDIC. Almost every aspect of the operations and financial condition of First Community Bank is subject to extensive regulation and supervision and to various requirements and restrictions under federal and state law, including requirements governing capital adequacy, liquidity, earnings, dividends, reserves against deposits, management practices, branching, loans, investments, and the provision of services. Various consumer protection laws and regulations also affect the operations of First Community Bank. The deposits of First Community Bank are insured up to applicable limits by the FDIC.

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

As a bank holding company, we are a legal entity separate and distinct from First Community Bank. Our principal asset is the outstanding capital stock of First Community Bank. As a result, our ability to pay dividends on our common stock will depend primarily on the ability of First Community Bank to pay dividends to us in amounts sufficient to service our obligations. Dividend payments from First Community Bank are subject to federal and state limitations, generally based on the capital level and current and retained earnings of the bank. Approval of the Federal Reserve Board is required, for example, for payment of any dividend if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits (as defined by regulatory agencies) for that year combined with its retained net profits for the preceding two years. First Community Bank may not pay a dividend in an amount greater than its net profits. First Community Bank is also prohibited under federal law from paying any dividend that would cause it to become undercapitalized. In addition, the Federal regulatory agencies are authorized to prohibit a bank or bank holding company from engaging in an unsafe or unsound banking practice. The payment of dividends could, depending on the financial condition of First Community Bank, be deemed to constitute an unsafe or unsound practice.

Under New Mexico law, First Community Bank may not pay a dividend on its common stock unless its remaining surplus after payment of such dividend is equal to at least 20% of its minimum common capital requirement. First Community Bank is also prohibited from paying dividends from undivided profits if its reserves against deposits are impaired or will become impaired as a result of such payment.

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

Our subsidiary, First Community Bank, also is subject to risk-based and leverage capital guidelines of the Federal Reserve Board which are similar to those established by the Federal Reserve Board for bank holding companies. As discussed below under “Enforcement Powers of the Federal Regulatory Agencies,” failure to meet the minimum regulatory capital requirements could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including, in most severe cases, the termination of deposit insurance by the FDIC and the placement of the institution into conservatorship or receivership. The capital ratios for First State Bancorporation and First Community Bank are provided in the chart below.

Risk-Based Capital and Leverage Ratios

	As of December 31, 2005 Risk-Based Ratios
	Tier I Capital	Total Capital	Leverage Ratio
First State Bancorporation	9.6%	10.6%	8.2%
First Community Bank	9.4%	10.4%	8.0%
Minimum required ratio	4.0%	8.0%	4.0%
“Well capitalized” minimum ratio	6.0%	10.0%	5.0%

The subsequent acquisition of Access, NMFC, and their respective banking subsidiaries did not materially affect the risk-based capital and leverage ratios.

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

Prompt Corrective Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, the federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized depository institutions. Depository institutions, such as First Community Bank, are assigned one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” and are subjected to differential regulation corresponding to the capital category within which the institution falls. Under certain circumstances, a well capitalized, adequately capitalized, or undercapitalized institution may be treated as if the institution were in the next lower capital category. A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

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

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. Failure to meet capital guidelines could subject the bank to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, and to certain restrictions on business. As of December 31, 2005, each of First State Bancorporation and First Community Bank exceeded the required capital ratios for classification as “well capitalized.”

Enforcement Powers of the Federal Banking Agencies. The federal banking agencies have broad enforcement powers. Failure to comply with applicable laws, regulations, and supervisory agreements could subject First State Bancorporation or First Community Bank, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed under “Prompt Corrective Action,” the appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation:

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

Restrictions on Transactions with Affiliates and Insiders. First Community Bank is subject to restrictions under federal law that limits certain transactions with affiliates, including loans, other extensions of credit, investments, or asset purchases. Such transactions by a banking subsidiary with any one affiliate are limited in amount to 10% of the bank’s capital and surplus and, with all affiliates together, to an aggregate of 20% of the bank’s capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts. These and certain other transactions, including any payment of money to us, must be on terms and conditions that are or in good faith would be offered to nonaffiliated companies.

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

Community Reinvestment Act. First Community Bank is subject to the CRA. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of its bank subsidiaries are reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. First Community Bank received an “outstanding” CRA rating from the Federal Reserve at its most recent CRA examination.

Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, First Community Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Unfair Practices Acts of states, and the Real Estate Settlement Procedures Act among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or engaging in other types of transactions with such customers.

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

Corporate Governance - Sarbanes-Oxley Act of 2002 and NASD Independence Rules. We are subject to the Sarbanes-Oxley Act of 2002 (“SOX”), which implemented reforms intended to address securities and accounting fraud. Among other things, SOX established a new accounting oversight board to enforce auditing, quality control and independence standards, restricts provision of both auditing and consulting services by accounting firms, and provides audit committee pre-approval of non-audit services to audit clients. To insure auditor independence, any non-audit services being provided to an audit client requires pre-approval by a company’s audit committee members. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Commission, subject to civil and criminal penalties for knowing violations. SOX also requires audit committees to be independent, and enacts other requirements for audit committee operations and selection of auditor. SOX expands the scope and penalties of the federal criminal code relating to securities and accounting fraud, and afford protection for employees who are “whistle-blowers.” We are subject to the requirements of Section 404 of SOX wherein management is required to establish and maintain internal controls and procedures for financial reporting and to report annually on (1) management’s responsibility for the internal controls and procedures for financial reporting and (2) their effectiveness. The assessment reported by management is the subject of an attestation report by our independent external audit firm.

Our independent registered public accounting firm has attested to, and reported on, management’s evaluation of internal controls and procedures over financial reporting as of December 31, 2005, which appears in Appendix A.

We are listed on the Nasdaq Stock Market (“Nasdaq”), a subsidiary of the National Association of Securities Dealers (“NASD”). On November 2, 2003, the SEC approved NASD rules for companies listed on Nasdaq as part of their qualitative listing requirements for listing or continued listing relating to audit committee composition, audit committee charters, nominating committee charters, executive sessions of independent directors, and code of conduct requirements. Under the NASD rules, the audit committee must be composed of independent directors without recent affiliation with auditors of the company, must have at least one financial expert, must have an audit committee charter, directors must have executive sessions of independent directors, must have a nominating committee charter, and must have a code of conduct applying to all employees, officers, and directors meeting certain minimum standards. As required by the NASD rules, we have certified that we comply with the new rules. In addition, the NASD also requires audit committee approval of all related party transactions and that a majority of the board of directors be independent under the NASD definition of independence.

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

The U.S. Congress approved deposit insurance reform at the beginning of February 2006. Under the new program, the Bank Insurance Fund and the Savings and Loan Insurance Fund will be merged. In addition, the FDIC may from time to time adjust the minimum reserve ratio, currently fixed at 1.25%, within a range between 1.15% and 1.50%, and may adopt a risk-based premium system. Certain retirement accounts may receive coverage up to $250,000, and the FDIC may adjust coverage levels for inflation commencing in 2010.

In November 2005, the FDIC announced that it expected the Bank Insurance Fund to fall below its statutorily mandated reserve target of 1.25% of insured deposits by early 2006. This could cause the FDIC to impose premiums on all Bank Insurance Fund – insured institutions.

Other

For a discussion of asset/liability management, the investment portfolio, loan portfolio, nonperforming assets, allowance for loan losses, and deposits see Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Available Information

Our Internet address is www.fcbnm.com. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Information contained on the web site is not part of this report.

Item 1A: Risk Factors.

Interest Rate Risk

Fluctuations in interest rates could reduce our profitability. Our net interest income may be reduced by changes in the interest rate environment. Our earnings depend to a significant extent on the interest rate differential. The interest rate differential or “spread” is the difference between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. These rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. In particular, changes in the discount rate by the Board of Governors of the Federal Reserve System usually lead to changes in interest rates, which affect our interest income, interest expense and securities portfolio. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. First State cannot assure you that it can minimize its interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect its net interest spread, asset quality, loan origination volume and overall profitability.

In addition, our net income is affected by our interest rate sensitivity. Interest rate sensitivity is the difference between our interest-earning assets and our interest-bearing liabilities maturing or repricing within a given time period. Interest rate sensitivity is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. As of December 31, 2005, our interest sensitivity was positive. As a result, if a decrease in rates occurs, our results of operations and financial condition may be adversely affected.

Government Policies

We operate in a highly regulated environment; changes in federal and state laws and regulations and accounting principles may adversely affect us. We are a bank holding company. Bank holding companies and their depository institution subsidiaries operate in a highly regulated environment, subject to extensive supervision and examination by federal and state bank regulatory agencies. We are subject to changes in federal and state law, as well as changes in regulation and governmental policies, income tax law and accounting principles. Any change in applicable regulations, or federal or state legislation or in accounting principles could have a significant impact on us and our results of operations. Additional legislation or regulations may be enacted or adopted in the future that could significantly affect our powers, authority and operations. If new legislation, regulations or accounting principles are enacted or adopted, our results of operations and financial condition may be adversely affected.

In particular, we are subject to the Bank Holding Company Act of 1956, as amended, and to regulation and supervision by the Federal Reserve Board. First Community Bank, as a state member bank of the Federal Reserve System, is subject to regulation and supervision by the Federal Reserve Board and the New Mexico Financial Institutions Division of the Regulation and Licensing Department and, because its deposits are insured, by the Federal Deposit Insurance Corporation. Our operations in Colorado, Utah, and Arizona may also be subject to regulation and supervision by the Banking Board of the State of Colorado, the Utah Department of Financial Institutions, and the Arizona State Banking Department, respectively. Regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of the regulators’ supervisory and enforcement duties. If regulators exercise these powers, our results of operations and financial condition may be adversely affected.

The Federal Reserve Board has a policy stating that a bank holding company is expected to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support the subsidiary bank. Under this doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices if it fails to commit resources to such a subsidiary bank. A capital injection may be required at times when the holding company may be required to borrow the funds or otherwise obtain the funds from external sources.

Banking regulations may restrict our ability to pay dividends. Although we hold all of the outstanding capital stock of First Community Bank, we are a legal entity separate and distinct from First Community Bank. Our ability to pay dividends on our common stock will depend primarily on the ability of First Community Bank to pay dividends to us. The Bank’s ability to pay dividends and make other capital distributions to us is governed by federal and state law. Federal and state regulatory limitations on the bank’s dividends generally are based on the bank’s capital levels and current and retained earnings. The earnings of the Bank may not be sufficient to make capital distributions to us in an amount sufficient for us to service our obligations or to pay dividends on our common stock.

First Community Bank is prohibited under federal law from paying any dividend that would cause it to become “undercapitalized.” As of December 31, 2005, First Community Bank met the capital requirements of a “well capitalized” institution under applicable Federal Reserve Board regulations. We cannot assure you that the bank will remain “well capitalized.”

It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Federal Reserve Board policy also provides that bank holding companies should not maintain such a level of cash dividends that would undermine the bank holding company’s ability to provide financial resources as needed to its insured banking subsidiaries. Additionally, the Federal Reserve Board has the right to object to a distribution on safety and soundness grounds. Depending upon the circumstances, the Federal Reserve Board could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

Credit Risk

Defaults in the repayment of loans may negatively affect our business. A borrower’s default on its obligations under one or more of our loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work out of the loan. In certain situations, where collection efforts are unsuccessful or acceptable work-out arrangements cannot be reached, we may have to write-off the loan in whole or in part. In these situations, we may acquire real estate or other assets, if any, which secure the loan through foreclosure or other similar available remedies. In these cases, the amount owed under the defaulted loan often exceeds the value of the assets acquired.

We periodically make a determination of an allowance for loan losses based on available information, including the quality of our loan portfolio, economic conditions, the value of the underlying collateral and the level of our non-accruing loans. Provisions for this allowance result in an expense for the period. If, as a result of general economic conditions or an increase in defaulted loans, we determine that additional increases in the allowance for loan losses are necessary, we may incur additional expenses. In addition, bank regulatory agencies periodically review our allowances for loan losses and the values we attribute to real estate acquired through foreclosure or other similar remedies. These regulatory agencies may require us to adjust our determination of the value for these items. If we are required to adjust our allowances for loan losses, our results of operations and financial condition may be adversely affected.

Environmental liability associated with commercial lending could result in losses. In the course of our business, we may acquire through foreclosure properties securing loans that are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, under some circumstances we might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of the affected properties. We may not have adequate remedies against the prior owner or other responsible parties, and could find it difficult or impossible to sell the affected properties. If we experience these difficulties, our results of operations and financial condition may be adversely affected.

Competition

Competition with other financial institutions could adversely affect our profitability. The banking business is highly competitive, and our profitability depends upon our ability to compete in our market areas. We compete with other commercial and savings banks and savings and loan associations. We also compete with credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and governmental organizations that may offer subsidized financing at lower rates than those we offer. Many of our competitors have significantly greater financial and other resources than we do. Although we have been able to compete effectively in the past, we may not be able to compete effectively in the future. Our large competitors may also in the future attempt to respond directly to our marketing strategy by emphasizing similar services.

Economy

Our profitability depends significantly on local and overall economic conditions. Our success is dependent to a significant extent upon local economic conditions in the communities we serve and the general economic conditions in the United States. The economic conditions, including real estate values, in these areas and throughout the United States have a significant impact on loan demand, the ability of borrowers to repay these loans and the value of the collateral securing these loans. A decline in economic conditions, including a decline in real estate values, over a prolonged period of time in any of these areas could cause significant increases in nonperforming assets, which could cause decreased operating results, liquidity and capital.

Our loan portfolio is also concentrated in New Mexico, Colorado and Utah. Adverse economic conditions in these states could affect our ability to attract deposits and result in high rates of loss and delinquency on our loan portfolio compared to competitors who may have more geographic diversification.

Our small to medium-sized business customers may have fewer financial resources with which to weather a downturn in the economy. One of the primary focal points of our business development and marketing strategy is serving the banking and financial services needs of small to medium-sized businesses. Small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions become unfavorable in New Mexico, Colorado, Utah and now Arizona, the businesses of our customers and their ability to repay outstanding loans may be negatively affected. As a consequence, our results of operations and financial condition may be adversely affected.

Integration Risk

The Integration Process Could Disrupt Each Company’s Ongoing Businesses. We have operated and, until the completion of the integration of the acquisitions of Access and NMFC, will continue to operate each acquired bank independently. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each bank’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any or all of which could adversely affect our ability to maintain relationships with clients, customers, depositors and employees after the acquisitions or to achieve the anticipated benefits of the acquisitions. Integration efforts between the two banks and us will also divert management attention and resources. These integration matters could have an adverse effect on our operations.

Acquisition Risk

First State May Fail To Realize the Anticipated Benefits of the Acquisitions. The success of the acquisitions of Access and NMFC will depend, in part, on our ability to realize the anticipated growth opportunities, economies of scale and other benefits from combining the operations of Access and NMFC into ours. To realize the anticipated benefits of this combination, our management team must develop strategies and implement a business plan that will successfully combine the businesses. If we do not realize economies of scale and other anticipated benefits as a result of the acquisitions, the value of our common stock may decline.

Disruptions

An extended disruption of our vital infrastructure could negatively impact our operations, results and financial condition. Our operations depend upon, among other things, our infrastructure, including equipment and facilities. An extended disruption of vital infrastructure by fire, power loss, computer hacking or viruses, terrorist activity, natural disaster, telecommunications failure or other events beyond our control could impact the financial services industry as a whole and our business. Our business recovery plan may not work as intended or may not prevent significant interruptions of our operations.

Item 1B: Unresolved Staff Comments.

None.

Item 2: Properties.

Our principal offices are located at 7900 Jefferson NE, Albuquerque, New Mexico 87109. We provide services to customers from a total of thirty-one branches including twenty-three in New Mexico, six in Colorado, and two in Utah. These offices are located in the cities of Taos (3), Albuquerque (9), Santa Fe (4), Rio Rancho, Belen, Bernalillo, Los Lunas, Moriarty, Placitas, and Pojoaque, New Mexico; Colorado Springs, Denver, Lakewood, Littleton, Longmont, and Fort Collins, Colorado; and Midvale and Salt Lake City, Utah. In addition to these branch offices, we have separate loan production offices in Denver, Colorado, and Salt Lake City, Utah, and two administrative facilities in Albuquerque. With the exception of the Main and Southside facilities in Taos, the Journal Center facility in Albuquerque, the Bernalillo facility, the Littleton facility, and the Salt Lake City facility, which are owned by First Community Bank, we lease our banking facilities. We monitor the quality and appearance of our banking facilities and complete renovations as considered appropriate in order to effectively serve our customers. All of the facilities in Colorado and Utah have been renovated and/or relocated to new facilities since 2002, and the majority of our New Mexico facilities have been renovated or built within the last 10 years. See Item 13: “Certain Relationships and Related Transactions.”

The acquisitions of Access and NMFC in January 2006, added nineteen additional branch locations; eighteen in New Mexico and one in Arizona. These offices are located in the New Mexico cities of Albuquerque (5), Belen (2), Clovis (2), Las Cruces (2), Los Lunas (2), Edgewood, Gallup, Grants, Moriarty and Portales, and Sun City, Arizona. We expect to close two branches acquired from NMFC, one in Belen and one in Los Lunas in the first half of 2006 and consolidate our existing branch in Moriarty into the Moriarty branch acquired from NMFC. Except for one branch in Albuquerque and the Edgewood branch, which are leased, the remaining acquired branches are owned facilities.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

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

	Per Share (1)
Quarter Ended	Diluted Net Earnings	Dividends Paid	Book Value	Low Price (2)	High Price (2)	Quarter End Price
December 31, 2005	0.39	0.07	10.41	20.67	25.79	23.99
September 30, 2005	0.39	0.07	10.14	18.69	23.43	21.19
June 30, 2005	0.32	0.07	9.83	16.85	19.58	19.29
March 31, 2005	0.28	0.07	9.51	16.95	19.22	16.98
December 31, 2004	0.27	0.06	9.42	15.46	19.26	18.38
September 30, 2004	0.27	0.06	9.27	14.51	15.80	15.77
June 30, 2004	0.22	0.06	8.88	14.95	16.25	15.43
March 31, 2004	0.23	0.06	8.93	14.98	18.12	15.39

(1)	All amounts reflect a 2-for-1 stock split which was effective February 9, 2005.
(2)	The prices shown represent the high and low closing sales prices for the quarter.

The last reported sale price of our Common Stock on March 14, 2006, was $25.19 per share. As of March 14, 2006, there were approximately 245 shareholders of record, not including shareholders who beneficially own Common Stock held in nominee or street name.

Dividend Policy

We paid cash dividends of $4.3 million or $0.28 per share in 2005 and $3.6 million or $0.24 per share in 2004, which amounted to 20.14% and 23.63%, of net income in 2005 and 2004, respectively. The declaration and payment of cash dividends are determined by the Board of Directors in light of the earnings, capital requirements, our financial condition, and other relevant factors. Our ability to pay cash dividends depends on the amount of cash dividends paid to us by First Community Bank and our capital position. Capital distributions, including dividends, by First Community Bank are subject to federal and state regulatory restrictions tied to its earnings and capital. Information regarding dividend restrictions on our banking subsidiary is incorporated herein by reference to Item 1. “Business–Supervision and Regulation/Payment of Dividends.”

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding compensation plans under which shares of Common Stock may be issued upon the exercise of option, warrants and rights under the First State Bancorporation 1993 Stock Option Plan and the 2003 Equity Incentive Plan as of December 31, 2005:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,347,700	$14.58	343,624
Equity compensation plans not approved by security holders	—	—	—

Total	1,347,700	$14.58	343,624

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

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005 pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for public disclosure in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, our internal control over financial reporting is effective.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by KPMG, LLP, the independent registered public accounting firm who also audited our consolidated financial statements. KPMG’s attestation report on management’s assessment of our internal control over financial reporting appears on page A-22 hereof.

Item 9B: Other Information.

In December 2005, we established a new nonqualified deferred compensation plan in compliance with the American Jobs Creation Act of 2004 for certain of our highly compensated or management employees. The new plan allows employees to contribute up to 50% of the employees’ base pay and 100% of the employees’ bonus compensation. All amounts contributed by employees vest immediately. Our obligation to the participants in the deferred compensation plan is limited to the balance in the deferred compensation plan. The deferred compensation plan is an unfunded, unsecured promise to pay compensation in the future. All amounts contributed are subject to an underlying trust and shall be subject to the claims of our general creditors. The deferred compensation plan is included in the exhibits filed herein.

PART III

Item 10: Directors and Executive Officers of the Registrant.

Information regarding directors appearing under the caption “Election of Directors” in our Proxy Statement for the 2006 Annual Meeting of Shareholders is hereby incorporated by reference. Information relating to disclosure of delinquent Form 3, 4, and 5 filers is incorporated by reference to the information appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.

Information regarding our audit committee financial experts appearing under the caption “Information with Respect to Standing Committees of the Board of Directors and Meetings” in our Proxy Statement for the 2006 Annual Meeting of Shareholders is hereby incorporated by reference.

Information regarding our Code of Ethics appearing under the caption “Corporate Governance” in our Proxy Statement for the 2006 Annual Meeting of Shareholders is hereby incorporated by reference. The Code of Ethics has been filed with the Commission and is posted on our website at www.fcbnm.com “Investor Relations.”

Information regarding executive officers appearing under the caption “Executive Officers of the Company” in our Proxy Statement for the 2006 Annual Meeting of Shareholders is hereby incorporated by reference.

Item 11: Executive Compensation.

Information appearing under the captions “Compensation of Directors” and “Executive Compensation” in the 2006 Proxy Statement is hereby incorporated by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Voting Securities and Principal Holders” in the 2006 Proxy Statement is hereby incorporated by reference.

Item 13: Certain Relationships and Related Transactions.

Information regarding certain related transactions appearing under the caption “Certain Business Relationships” in the 2006 Proxy Statement is hereby incorporated by reference.

Item 14: Principal Accounting Fees and Services.

Information regarding principal accountant fees and services appearing under the caption “Ratification of Independent Auditors” in the 2006 Proxy Statement is incorporated herein by reference.

PART IV

Item 15: Exhibits, Financial Statement Schedules.

The following documents are filed as part of this annual report on Form 10-K:

1.	Financial Statements:

•	Financial Highlights

•	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Management’s Report on Internal Controls over Financial Reporting

•	Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements)

•	Report of Independent Registered Public Accounting Firm (Internal Controls over Financial Reporting)

•	Consolidated Balance Sheets as of December 31, 2005 and 2004

•	Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004, and 2003

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2005, 2004, and 2003

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004, and 2003

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003

The above financial statements are incorporated by reference from pages A-23 through A-56 of the attached Appendix.

2.	Financial Statement Schedules

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

No.	Description
2.1	Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank N.M. (formerly known as First State Bank of Taos), First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation. (6)

2.2	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (9)

2.3	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation and Ranchers Banks. (10)

2.4	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (11)

3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation.*

3.3	Amended Bylaws of First State Bancorporation. (7)

4	Shareholder Protection Rights Agreement dated October 25, 1996. (3)

10.1	Executive Employment Agreement. (5)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (4)

10.3	Deferred Compensation Agreement. (7) (Participation and contributions to this Plan have been frozen as of December 31, 2004.)

10.4	First Amendment to Executive Employment Agreement. (8)

10.5	Officer Employment Agreement. (8)

10.6	First Amendment of Officer Employment Agreement. (8)

10.7	First State Bancorporation Deferred Compensation Plan.*

14	Code of Ethics for Executives. (7)

21	Subsidiaries of Registrant. (2)

23	Consent of KPMG LLP. *

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form SB-2, Commission File No. 33-68166, declared effective November 3, 1993.
(3)	Incorporated by reference from First State Bancorporation’s Form 8-A filed on November 21, 1996.
(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003.
(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001.
(6)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on May 31, 2002.
(7)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003.
(8)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2005.
(9)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(10)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST STATE BANCORPORATION

By:	/s/ Michael R. Stanford
Michael R. Stanford, President and
Chief Executive Officer

Dated: March 16, 2006

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Michael R. Stanford Michael R. Stanford	President and Chief Executive Officer and a Director (Principal Executive Officer)	March 16, 2006

/s/ H. Patrick Dee H. Patrick Dee	Executive Vice President, Treasurer and a Director	March 16, 2006

/s/ Christopher C. Spencer Christopher C. Spencer	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2006

/s/ Leonard J. DeLayo, Jr. Leonard J. DeLayo, Jr.	Director	March 16, 2006

/s/ Bradford M. Johnson Bradford M. Johnson	Director	March 16, 2006

/s/ Douglas M. Smith, M.D. Douglas M. Smith, M.D.	Director	March 16, 2006

/s/ Herman N. Wisenteiner Herman N. Wisenteiner	Director	March 16, 2006

/s/ Nedra Matteucci Nedra Matteucci	Director	March 16, 2006

/s/ Lowell A. Hare Lowell A. Hare	Director	March 16, 2006

/s/ A.J. (Jim) Wells A.J. (Jim) Wells	Director	March 16, 2006

/s/ Daniel H. Lopez Daniel H. Lopez	Director	March 16, 2006

A PPENDIX A

FIRST STATE BANCORPORATION AND SUBSIDIARY

	FINANCIAL HIGHLIGHTS

	Years ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Interest income	$121,957	$93,442	$83,713	$59,846	$53,630
Interest expense	37,712	23,875	22,629	18,384	20,478

Net interest income	84,245	69,567	61,084	41,462	33,152
Provision for loan losses	(3,920)	(4,500)	(5,543)	(2,589)	(2,386)

Net interest income after provision for loan losses	80,325	65,067	55,541	38,873	30,766
Non-interest income	16,451	14,191	14,521	12,698	9,414
Non-interest expenses	63,590	55,478	47,242	35,982	27,517

Income before income taxes	33,186	23,780	22,820	15,589	12,663
Income tax expense	11,788	8,555	7,969	5,631	4,521

Net income	$21,398	$15,225	$14,851	$9,958	$8,142

Per Share Data:
Net income per diluted share	$1.36	$0.99	$0.98	$0.83	$0.81
Book value	10.41	9.42	8.71	8.02	5.97
Tangible book value	7.56	6.55	5.81	4.99	5.93
Dividends paid	0.28	0.24	0.22	0.20	0.17
Market price end of period	23.99	18.38	17.38	12.40	10.65
Weighted average diluted common shares outstanding	15,689,445	15,443,536	15,196,898	11,995,202	10,098,698

Average Balance Sheet Data:
Total assets	$1,977,615	$1,705,356	$1,466,715	$998,165	$718,178
Loans	1,477,146	1,284,904	1,110,741	692,283	497,485
Investment securities	327,169	264,654	204,624	188,628	150,118
Interest-bearing deposits with other banks	4,056	4,982	5,216	16,785	18,756
Federal funds sold	7,968	1,087	10,247	22,682	5,722
Deposits	1,446,212	1,305,770	1,137,698	805,417	585,063
Borrowings	285,527	190,542	136,504	41,695	1,486
Stockholders’ equity	152,695	139,122	126,328	82,053	55,623

Performance Ratios:
Return on average assets	1.08%	0.89%	1.01%	1.00%	1.13%
Return on average common equity	14.01%	10.94%	11.76%	12.14%	14.64%
Net interest margin	4.64%	4.47%	4.59%	4.50%	4.93%
Efficiency ratio	63.15%	66.24%	62.49%	66.44%	64.65%
Earnings to fixed charges:
Including interest on deposits	1.88x	2.00x	2.01x	1.85x	1.62x
Excluding interest on deposits	3.56x	6.11x	6.83x	8.08x	6.51x

Asset Quality Ratios:
Nonperforming assets to total loans and other real estate owned	0.49%	0.67%	1.14%	1.17%	0.50%
Net charge-offs to average loans	0.12%	0.26%	0.29%	0.16%	0.30%
Allowance for loan losses to total loans held for investment	1.16%	1.13%	1.15%	1.19%	1.35%
Allowance for loan losses to nonperforming loans	259%	192%	113%	108%	290%

Capital Ratios:
Leverage ratio	8.18%	7.80%	7.93%	7.82%	7.76%
Average stockholders’ equity to average total assets	7.72%	8.16%	8.61%	8.22%	7.75%
Tier I risk-based capital ratio	9.62%	9.52%	9.52%	10.42%	10.59%
Total risk-based capital ratio	10.63%	10.58%	10.64%	11.59%	11.61%

	SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	2005
	Fourth Qtr	Third Qtr	Second Qtr	First Qtr
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Interest income	$33,892	$31,829	$29,482	$26,754
Interest expense	11,399	9,963	8,937	7,413

Net interest income	22,493	21,866	20,545	19,341
Provision for loan losses	(445)	(675)	(1,725)	(1,075)

Net interest income after provision for loan losses	22,048	21,191	18,820	18,266
Non-interest income	4,323	4,724	4,160	3,244
Non-interest expenses	17,096	16,418	15,300	14,776

Income before income taxes	9,275	9,497	7,680	6,734
Income tax expense	3,174	3,436	2,750	2,428

Net income	$6,101	$6,061	$4,930	$4,306

Net interest margin	4.64%	4.69%	4.60%	4.61%

Per Share Data:
Net income per diluted share	$0.39	$0.39	$0.32	$0.28
Book value	10.41	10.14	9.83	9.51
Tangible book value	7.56	7.29	6.98	6.65
Dividends paid	0.07	0.07	0.07	0.07
Weighted average diluted common shares outstanding	15,793,979	15,739,605	15,606,089	15,563,534

	2004
	Fourth Qtr	Third Qtr	Second Qtr	First Qtr
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Interest income	$25,356	$23,522	$22,218	$22,346
Interest expense	6,482	5,993	5,699	5,701

Net interest income	18,874	17,529	16,519	16,645
Provision for loan losses	(1,040)	(1,190)	(830)	(1,440)

Net interest income after provision for loan losses	17,834	16,339	15,689	15,205
Non-interest income	3,391	3,819	3,495	3,486
Non-interest expenses	14,587	13,900	13,919	13,072

Income before income taxes	6,638	6,258	5,265	5,619
Income tax expense	2,427	2,139	1,944	2,045

Net income	$4,211	$4,119	$3,321	$3,574

Net interest margin	4.57%	4.45%	4.39%	4.47%

Per Share Data:
Net income per diluted share	$0.27	$0.27	$0.22	$0.23
Book value	9.42	9.27	8.88	8.93
Tangible book value	6.55	6.40	6.01	6.05
Dividends paid	0.06	0.06	0.06	0.06
Weighted average diluted common shares outstanding	15,533,060	15,435,734	15,428,744	15,403,866

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF

OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

Basis of Presentation

The following represents management’s discussion and analysis of First State Bancorporation’s consolidated financial condition as of December 31, 2005 and 2004, and our results of consolidated operations for the years ended December 31, 2005, 2004, and 2003. This discussion should be read in conjunction with the consolidated financial statements and related footnotes and the five-year summary of selected financial data. On February 9, 2005, we effected a two-for-one split of its common stock. All references to number of shares and per share computations have been retroactively adjusted to reflect the increased number of shares due to the effect of the common stock split.

Overview and Outlook

For the year ended December 31, 2005, we reported net income of $21.4 million, or $1.36 per diluted share, an increase of 37% over prior year earnings. Net income for 2004 was $15.2 million, or $0.99 per diluted share. Earnings growth in 2005 was driven primarily by the increase in net interest income combined with a net interest margin that increased from 4.47% in 2004 to 4.64% in 2005.

Highlights for 2005 are as follows:

•	Loan demand throughout our system was stable and resulted in total loan growth of $148 million or 11% during the year.

•	Total deposits grew $109 million or 8% during the year, which included a $68 million or 21% increase in non-interest-bearing deposits. The increase in deposits at a rate less than our total loan growth for the year corresponded to an overall increase in borrowings of $39 million.

•	Our net interest margin continued to increase in 2005 as a result of interest rate increases by the Federal Reserve Bank throughout 2005 and our asset sensitive position. Our net interest margin increased from 4.47% in 2004 to 4.64% in 2005.

•	Our residential mortgage lending division produced a record level of income from the origination and sale of loans with an increasing percentage of activity coming from new purchases versus refinancings.

•	We announced the signing of definitive agreements to acquire Access Anytime Bancorp, Inc. and its subsidiary AccessBank and New Mexico Financial Corporation and its subsidiary Ranchers Banks.

Assuming the economy remains stable and the general level of interest rates does not experience more than modest changes in 2006, management expects modest balance sheet growth and stable loan demand similar to 2005. Based on this outlook, we are currently projecting results for 2006 in the range of $1.45 - $1.55 per diluted share.

Business Combination

During the third quarter of 2005, First State Bank N.M. entered into two separate purchase agreements to acquire Access Anytime Bancorp, Inc. (“Access”) and New Mexico Financial Corporation (“NMFC”). Both acquisitions closed in January 2006. The acquisition of Access added three branches in Albuquerque in addition to six branches in Clovis, Gallup, Las Cruces, and Portales, New Mexico, and one in Sun City, Arizona. Through the Access transaction we acquired approximately $198 million in loans and $315 million in deposits. The acquisition of NMFC added two branches each in our existing markets of Albuquerque, Belen, and Los Lunas, New Mexico as well as one branch each in Edgewood, Grants, and Moriarty, New Mexico. NMFC had approximately $35 million in loans and $90 million in deposits on the date of acquisition. We are still pending valuations of certain assets and liabilities for both Access and NMFC, but expect to record goodwill related to these transactions of approximately $22 million. After announcing the potential acquisitions and in an effort to provide us with brand recognition across all the markets we serve, we elected to change the name of the Bank to First Community Bank.

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

Goodwill

The excess of cost over fair value of the net assets of acquired banks is recorded as goodwill. We test goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We completed our annual goodwill impairment tests during the fourth quarter in 2005, 2004, and 2003, and found no impairment.

Recent Accounting Pronouncements and Developments

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other provisions, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced that the compliance date of SFAS 123R will be suspended until January 1, 2006, for calendar year companies. Subject to a complete review of the requirements of SFAS 123R, based on stock options granted through December 31, 2005, we expect that the adoption of SFAS 123R on January 1, 2006, is expected to reduce 2006 net earnings after tax by approximately $900,000.

Note 1 to the consolidated financial statements discusses new accounting policies we adopted during 2005 and the expected impact of other new accounting standards recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect our financial condition, results of operations or liquidity, the impact is discussed elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements.

Results of Operations

Earnings Performance

An analysis of the major components of net income in 2005, 2004, and 2003 is presented below. Additional data on our performance during the past five years appear in “Financial Highlights”.

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Interest income	$121,957	$93,442	$83,713
Interest expense	37,712	23,875	22,629

Net interest income	84,245	69,567	61,084
Provision for loan losses	(3,920)	(4,500)	(5,543)
Non-interest income	16,451	14,191	14,521
Non-interest expense	63,590	55,478	47,242

Income before income taxes	33,186	23,780	22,820
Income tax expense	11,788	8,555	7,969

Net income	$21,398	$15,225	$14,851

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

During the years ended December 31, our net interest income increased by $14.7 million to $84.2 million or 21.1% in 2005 from $69.6 million in 2004, which was an increase of $8.5 million or 13.9% from $61.1 million in 2003. These increases were due to a $192 million or 15.0% increase in average loans to $1.477 billion in 2005 from $1.285 billion in 2004, and a $174 million or 15.7% increase from $1.111 billion in 2003. We experienced growth in the loan portfolio as a result of our efforts to increase market share by building around the infrastructure we have established and taking advantage of market dislocations caused by the acquisition of local competitors and growth in the economy of our market areas. The increase in interest income was aided by an increase in yield on loans to 7.36% in 2005 from 6.51% in 2004 and 6.82% in 2003. This increase in yield was a direct result of the Federal Reserve Bank increasing rates in 2004 and 2005, which has a direct effect on the prime rate to which a significant portion of our loans are tied. The increase in interest income in 2004 compared to 2003 was offset by the decrease in yield on loans as indicated above as a result of reduced rates of the Federal Reserve Bank in 2003; the residual impact of the 2003 rate cuts continued into the second quarter of 2004; the Federal Reserve Bank began to increase rates in the middle of 2004 which resulted in an increased loan yield during the second half of 2004.

During 2005, the cost of interest-bearing liabilities also increased to 2.57% from 1.86% in 2004 and 2.04% in 2003 as a result of increasing interest rates precipitated by the Federal Reserve Bank’s rate increases. During 2004, the cost of interest-bearing liabilities decreased as indicated as a result of decreasing interest rates precipitated by the Federal Reserve Bank’s rate cuts; the decreases in interest rates on interest-bearing liabilities also subsided during the second quarter of 2004 and steadily increased as a result of Federal Reserve Bank rate increases in 2004 and 2005. The changes in rates we pay on deposits lag behind the increases from the Federal Reserve Bank, and are primarily market driven due to the competitive nature of deposits which impacts the rates we pay on deposits.

Our net interest margin was 4.64% in 2005, compared to 4.47% in 2004, and 4.59% in 2003. The decrease in the margin from 2003 to 2004 was due to the residual impact of the Federal Reserve Bank rate cuts in 2003 which has the effect of reducing interest income faster than interest expense given the asset sensitive position of our balance sheet. This margin compression receded in 2005 as the Federal Reserve began to increase rates in the middle of 2004 which had the effect of increasing our margin during the third and fourth quarters of 2004 and throughout 2005.

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

	Years ended December 31,
	2005			2004			2003
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$182,690	$12,763	6.99%	$160,891	$9,420	5.85%	$115,872	$6,995	6.04%
Real estate—mortgage	1,001,867	71,577	7.14	927,375	59,867	6.46	842,845	57,541	6.83
Real estate—construction	241,417	20,369	8.44	158,147	11,100	7.02	106,205	7,273	6.85
Consumer	28,092	2,778	9.89	29,654	2,777	9.36	32,673	3,219	9.85
Mortgage	21,991	1,296	5.89	8,167	459	5.62	12,564	706	5.62
Other	1,089	—	—	670	—	—	582	—	—

Total loans	1,477,146	108,783	7.36%	1,284,904	83,623	6.51%	1,110,741	75,734	6.82%
Allowance for loan losses	(16,948)			(14,829)			(13,008)
Securities:
U.S. government and mortgage-backed	276,278	10,272	3.72	236,582	8,801	3.72	190,580	7,327	3.84
States and political subdivisions:
Non-taxable	33,786	1,824	5.40	13,879	573	4.13	4,478	181	4.04
Taxable	—	—	—	—	—	—	488	9	1.84
Other	17,105	687	4.02	14,193	372	2.62	9,078	286	3.15

Total securities	327,169	12,783	3.91%	264,654	9,746	3.68%	204,624	7,803	3.81%
Interest-bearing deposits with other banks	4,056	125	3.08	4,982	57	1.14	5,216	63	1.21
Federal funds sold	7,968	266	3.34	1,087	16	1.47	10,247	113	1.10

Total interest-earning assets	1,816,339	121,957	6.71%	1,555,627	93,442	6.01%	1,330,828	83,713	6.29%
Non-interest-earning assets:
Cash and due from banks	51,514			51,424			47,667
Other	126,710			113,134			101,228

Total non-interest-earning assets	178,224			164,558			148,895

Total assets	$1,977,615			$1,705,356			$1,466,715

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$267,027	$2,238	0.84%	$237,144	$1,118	0.47%	$199,890	$907	0.45%
Certificates of deposit < $100,000	226,992	6,973	3.07	231,686	6,183	2.67	270,101	7,840	2.90
Certificates of deposit > $100,000	322,685	10,902	3.38	295,398	8,712	2.95	238,750	7,429	3.11
Money market savings accounts	207,056	3,935	1.90	194,961	2,636	1.35	145,910	2,043	1.40
Regular savings accounts	72,882	677	0.93	67,480	573	0.85	58,367	493	0.84

Total interest-bearing deposits	1,096,642	24,725	2.25%	1,026,669	19,222	1.87%	913,018	18,712	2.05%
Federal funds purchased and securities sold under agreements to repurchase	85,435	2,039	2.39	64,278	199	0.31	61,109	302	0.49
Short-term borrowings	117,475	3,972	3.38	71,235	993	1.39	34,308	459	1.34
Long-term debt	123,742	4,123	3.33	84,848	1,728	2.04	69,696	1,610	2.31
Junior subordinated debentures	44,310	2,853	6.44	34,459	1,733	5.03	32,500	1,546	4.76

Total interest-bearing liabilities	1,467,604	37,712	2.57%	1,281,489	23,875	1.86%	1,110,631	22,629	2.04%
Non-interest-bearing demand accounts	349,570			279,101			224,680
Other non-interest-bearing liabilities	7,746			5,644			5,076

Total liabilities	1,824,920			1,566,234			1,340,387
Stockholders’ equity	152,695			139,122			126,328

Total liabilities and stockholders’ equity	$1,977,615			$1,705,356			$1,466,715

Net interest income		$84,245			$69,567			$61,084

Net interest spread			4.14%			4.15%			4.25%
Net interest margin			4.64%			4.47%			4.59%
Ratio of average interest-earning assets to average interest-bearing liabilities			123.76%			121.39%			119.83%

Loan fees of $6.3 million, $5.7 million, and $4.7 million are included in interest income for the years ended December 31, 2005, 2004, and 2003, respectively.

The following table illustrates the changes in our net interest income due to changes in volume and changes in interest rate. Changes attributable to the combined effect of volume and interest rates have been included in the changes due to volume.

	Years ended December 31,
	2005 vs. 2004 Increase (decrease) due to changes in			2004 vs. 2003 Increase (decrease) due to changes in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets
Loans:
Commercial	$1,276	$2,067	$3,343	$2,718	$(293)	$2,425
Real estate—mortgage	4,809	6,901	11,710	5,771	(3,445)	2,326
Real estate—construction	5,845	3,424	9,269	3,557	270	3,827
Consumer	(146)	147	1	(297)	(145)	(442)
Mortgage	777	60	837	(247)	—	(247)

Total loans	12,561	12,599	25,160	11,502	(3,613)	7,889
Securities:
U.S. government and mortgage-backed	1,477	(6)	1,471	1,769	(295)	1,474
States and political subdivisions:
Non-taxable	822	429	1,251	380	12	392
Taxable	—	—	—	(9)	—	(9)
Other	76	239	315	161	(75)	86

Total securities	2,375	662	3,037	2,301	(358)	1,943
Interest-bearing deposits with other banks	(11)	79	68	(3)	(3)	(6)
Federal funds sold	101	149	250	(101)	4	(97)

Total interest-earning assets	15,026	13,489	28,515	13,699	(3,970)	9,729

Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	141	979	1,120	169	42	211
Certificates of deposit < $100,000	(125)	915	790	(1,115)	(542)	(1,657)
Certificates of deposit > $100,000	805	1,385	2,190	1,763	(480)	1,283
Money market savings accounts	164	1,135	1,299	687	(94)	593
Regular savings accounts	46	58	104	77	3	80

Total interest-bearing deposits	1,031	4,472	5,503	1,581	(1,071)	510
Federal funds purchased and securities sold under agreements to repurchase	66	1,774	1,840	16	(119)	(103)
Short-term borrowings	645	2,334	2,979	494	40	534
Long-term debt	792	1,603	2,395	350	(232)	118
Junior subordinated debentures	495	625	1,120	93	94	187

Total interest-bearing liabilities	3,029	10,808	13,837	2,534	(1,288)	1,246

Total increase (decrease) in net interest income	$11,997	$2,681	$14,678	$11,165	$(2,682)	$8,483

Non-interest Income

An analysis of the components of non-interest income is presented in the table below:

	Years ended December 31,			$ Change		% Change
	2005	2004	2003	2005-2004	2004-2003	2005-2004	2004-2003
	(Dollars in thousands)
Service charges on deposit accounts	$5,658	$4,410	$4,225	$1,248	$185	28%	4%
Credit and debit card transaction fees	2,192	3,991	3,938	(1,799)	53	(45)	1
Gain on sale of mortgage loans	4,865	2,718	3,493	2,147	(775)	79	(22)
Other	3,736	3,072	2,865	664	207	22	7

Total non-interest income	$16,451	$14,191	$14,521	$2,260	$(330)	16%	(2)%

The increase in service charges on deposit accounts of $1.2 million in 2005 resulted from increased activity related to implementation of an overdraft privilege product in April 2005. The increase was further aided by the increases in total deposits from 2003 to 2005.

Credit and debit card transaction fees decreased $1.8 million in 2005 due to the sale of the merchant portfolio in the third quarter of 2004 to an unrelated third party for $500,000, plus contingent future amounts subject to customer retention percentages payable in 2005 and 2006. During 2005, the contingent payment received was $250,000 based on the terms of the agreement. The gain and 2005 contingent payment are being amortized over the 10-year term of the revenue sharing agreement signed with the purchaser. The sale resulted in lower fee income as well as salaries and related expenses of the operation.

Gain on sale of mortgage loans increased $2.1 million in 2005 due to the increased emphasis on mortgage lending in the Colorado and Utah markets. Loan originations were up $171.3 million in 2005 to a record $347.8 million from $176.5 million in 2004. We generally attempt to sell all mortgage loans that we originate in the secondary market. We made a strategic decision to reorganize the residential mortgage division of the bank and in the second quarter of 2004 began hiring additional lending officers and expanding the operation. As a result of adding new lenders and mortgage loan interest rates remaining relatively low, we experienced increased activity throughout 2005.

In 2004, the gain on sale of mortgage loans decreased due to an overall decrease in mortgage loan activity compared to 2003. In 2003, we originated $213 million in mortgage loans primarily as a result of refinancing activity driven by a 40-year low in mortgage loan interest rates.

Non-interest Expense

An analysis of the components of non-interest expense is presented in the table below:

	Years ended December 31,			$ Change		% Change
	2005	2004	2003	2005-2004	2004-2003	2005-2004	2004-2003
	(Dollars in thousands)
Salaries and employee benefits	$31,890	$24,843	$20,570	$7,047	$4,273	28%	21%
Occupancy	8,216	7,804	6,267	412	1,537	5	25
Data processing	3,518	2,934	2,412	584	522	20	22
Credit and debit card interchange	—	1,580	1,637	(1,580)	(57)	(100)	(3)
Equipment	4,571	4,258	3,697	313	561	7	15
Legal, accounting, and consulting	1,668	1,372	1,128	296	244	22	22
Marketing	2,955	2,288	2,190	667	98	29	4
Telephone	1,202	1,219	1,534	(17)	(315)	(1)	(21)
Delivery	873	901	1,007	(28)	(106)	(3)	(11)
Loss on sale of loans	—	435	—	(435)	435	(100)	100
Other	8,697	7,844	6,800	853	1,044	11	15

Total non-interest expense	$63,590	$55,478	$47,242	$8,112	$8,236	15%	17%

Salary and employee benefits increased in 2005 and 2004 by $7.0 million and $4.3 million, respectively, directly related to the increase in full-time equivalent employees as we continue to grow and expand our operations.

Occupancy and equipment expense increased approximately $725,000 in 2005 primarily due to the opening of a new branch in Lakewood, Colorado, and one in Midvale, Utah in addition to a full year of expense related to a new branch opened in 2004 and several remodeled branches. In 2004, the significant increase in occupancy was the result of continuing our strategy to relocate and/or renovate the First Community Industrial Bank branch facilities and a full year of expense related to the addition of three new branches and the new support services facility which was completed towards the end of 2003 in New Mexico. During 2004, we completed the relocation and/or remodel of six branches and opened one additional branch. Occupancy expenses are expected to continue increasing in 2006 primarily from the addition of two new branches scheduled to open in the second quarter of 2006 and contractual rent increases in existing leases.

Data processing expenses continue to increase faster than total non-interest expenses as we continue to identify and invest in new technologies for the benefit of our existing customers and to attract new customers.

Credit and debit card interchange expense decreased $1.6 million to zero in 2005 due to the sale of our merchant portfolio in the third quarter of 2004.

Legal, accounting, and consulting expenses increased by $296,000 and $244,000 in 2005 and 2004, respectively, primarily due to increased costs to comply with the requirements of the Sarbanes-Oxley Act.

Marketing expense increased $667,000 to $3.0 million during 2005. The increase was attributable to increased charitable contributions and the direct advertising campaign related to changing the name of our subsidiary bank to First Community Bank in 2005.

Income Tax Expense

Income tax expense increased to $11.8 million in 2005, from $8.6 million in 2004 and $8.0 million in 2003. The effective tax rate, computed by dividing income tax expense by income before taxes, was 35.5% in 2005, compared to 36.0% in 2004, and 34.9% in 2003. The effective tax rate is lower than the statutory tax rate primarily due to bank owned life insurance and tax-exempt interest income. The effective tax rate in 2005 and 2003 also benefited from an increase in the rate at which net deferred taxes are expected to be realized. Management anticipates that our effective tax rate will be approximately 36% in 2006.

Return on Equity and Assets

The following table shows the return on average assets, return on average equity, dividend payout ratio, and ratio of average equity to average assets for the periods indicated.

	Years ended December 31,
	2005	2004	2003
Return on average assets	1.08%	0.89%	1.01%
Return on average equity	14.01	10.94	11.76
Dividend payout ratio	20.14	23.63	21.62
Average equity to average assets	7.72	8.16	8.61

Financial Condition

Summary of Changes in Investments, Loans, Deposits, and Borrowings

The following table summarizes the change in our investment, loan, deposit, and borrowing balances compared to the previous year:

	As of December 31,			$ Change		% Change
	2005	2004	2003	2005-2004	2004-2003	2005-2004	2004-2003
	(Dollars in thousands)
Investments	$454,312	$290,925	$235,120	$163,387	$55,805	56%	24%
Loans	1,525,927	1,377,795	1,231,485	148,132	146,310	11	12
Deposits	1,510,007	1,401,303	1,195,875	108,704	205,428	8	17
Borrowings	247,764	192,513	249,322	55,251	(56,809)	29	(23)

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

As of December 31, 2005, our cumulative interest rate GAP for the period up to three months was a positive $289.9 million and for the period up to one year was a positive $126.6 million. Based solely on our interest rate GAP of twelve months or less, our net income could be unfavorably impacted by a decrease in interest rates or favorably impacted by an increase in interest rates.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate GAP of our interest-earning assets and interest-bearing liabilities at December 31, 2005. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with accounting principles generally accepted in the United States of America. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Less than three months	Three months to less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$133,303	$29,141	$223,559	$68,309	$454,312
Interest-bearing deposits with other banks	102	—	—	—	102
Loans:
Commercial	138,686	24,032	37,176	1,922	201,816
Real estate	744,576	154,620	353,296	43,731	1,296,223
Consumer	8,284	7,096	11,972	536	27,888

Total interest-earning assets	1,024,951	214,889	626,003	114,498	1,980,341

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	108,541	127,636	236,175	70,356	542,708
Certificates of deposit of $100,000 or more	128,282	110,633	99,291	2,495	340,701
Other time accounts	78,237	86,807	73,062	2,520	240,626
Federal funds purchased	6,800	—	—	—	6,800
Securities sold under agreements to repurchase	223,195	—	—	—	223,195
FHLB advances and other	141,032	53,143	4,119	499	198,793
Junior subordinated debentures	48,971	—	—	—	48,971

Total interest-bearing liabilities	735,058	378,219	412,647	75,870	1,601,794

Interest rate GAP	$289,893	$(163,330)	$213,356	$38,628	$378,547

Cumulative interest rate GAP at December 31, 2005	$289,893	$126,563	$339,919	$378,547

Cumulative GAP ratio at December 31, 2005	1.39	1.11	1.22	1.24

The following table presents an analysis of the sensitivity inherent in our net interest income and market value of portfolio equity (market value of assets, less the market value of liabilities). The interest rate scenarios presented in the table include interest rates at December 31, 2005, and as adjusted by instantaneous parallel rate changes upward and downward of up to 200 basis points. Each rate scenario reflects unique prepayment and repricing assumptions.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates. This analysis is based on the earlier of repricing or contractual final maturity of our assets and liabilities at December 31, 2005.

Change in Interest Rates	Net Interest Income	Market Value of Portfolio Equity
+200	2%	(3)%
+100	1%	10%
0	0%	24%
-100	(1)%	39%
-200	(2)%	55%

Investment Portfolio

The following table provides the carrying value of our investment portfolio at each of the dates indicated. At December 31, 2005, the carrying value exceeded the market value by approximately $1.3 million and at December 31, 2004, the carrying value exceeded the market value by approximately $171,000. We do not own a 10 percent or greater position in any single issuer.

	As of December 31,
	2005	2004	2003
	(Dollars in thousands)
U.S. Treasury securities	$1,001	$1,001	$499
U.S. government agency securities	260,109	127,393	124,625
Mortgage-backed securities:
Pass-through certificates	48,189	69,397	85,208
Collateralized mortgage obligations	85,881	56,580	—
Obligations of states and political subdivisions	42,775	24,210	10,100
Other securities	16,357	12,344	14,688

Total investment securities	$454,312	$290,925	$235,120

The significant increase in investment securities from 2004 to 2005 is directly related to short-term U.S. government agency securities purchased as collateral against securities sold under agreements to repurchase.

The table below provides the carrying values, maturities, and weighted average yield of our investment portfolio as of December 31, 2005.

	Carrying value	Average maturity (years)	Weighted average yields
	(Dollars in thousands)
U.S. Treasury securities
After one through five years	$1,001	1.69	4.00%
U.S. government agency securities
One year or less	130,806	0.07	3.94
After one through five years	129,303	2.53	3.62

Total U.S. government agency securities	260,109	1.30	3.78
Mortgage-backed securities
One year or less	129	0.43	6.01
After one through five years	3,354	3.27	5.33
After five through ten years	20,369	8.22	4.80
After ten years	110,218	18.09	5.10

Total mortgage-backed securities obligations (a)	134,070	16.20	5.06
Obligations of states and political subdivisions
One year or less	825	0.52	4.08
After one through five years	1,885	3.46	3.82
After five through ten years	12,583	8.68	3.78
After ten years	27,482	22.54	6.26

Total states and political subdivisions securities	42,775	17.20	5.38
Other securities	16,357	—	4.37

Total investment securities	$454,312	7.15	4.33%

(a)	Substantially all of our mortgage-backed securities are due in 10 years or more based on contractual maturity. The estimated weighted average life, which reflects anticipated future prepayments is approximately three years for pass-through certificates and two years for collateralized mortgage obligations.

The yields shown above have not been computed on a tax equivalent basis for tax-exempt obligations.

Loan Portfolio

The following table presents the amount of our loans, by category, at the dates indicated.

	As of December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$201,816	13.2%	$174,293	12.6%	$160,261	13.0%	$100,813	9.9%	$90,187	16.4%
Real estate - commercial	725,245	47.5	687,213	49.9	577,835	46.9	422,643	41.6	250,972	45.8
Real estate - one- to four-family	170,158	11.2	198,420	14.4	258,361	21.0	314,617	30.9	53,129	9.7
Real estate - construction	381,888	25.1	270,303	19.6	196,636	16.0	123,082	12.1	115,897	21.1
Consumer and other	27,888	1.8	28,601	2.1	30,736	2.5	35,555	3.5	25,557	4.6
Mortgage loans available for sale	18,932	1.2	18,965	1.4	7,656	0.6	20,315	2.0	12,980	2.4

Total loans	$1,525,927	100.0%	$1,377,795	100.0%	$1,231,485	100.0%	$1,017,025	100.0%	$548,722	100.0%

During the first quarter of 2004, we completed the sale of 194 mortgage loans with a carrying value of approximately $38 million obtained in the acquisition of First Community Industrial Bank in 2002. These loans were sold at a discount resulting in a loss of $435,000, net of deferred loan fees.

During the first quarter of 2003, we completed the sale of certain mortgage loans available for sale obtained in the acquisition of First Community Industrial Bank in 2002. The sale to unrelated third parties included 227 loans with a carrying value of approximately $8.5 million. These loans were marked to market in the acquisition accounting for First Community Industrial Bank and therefore no gain or loss was recognized from the sale.

The following table presents the aggregate maturities of loans in each major category of our loan portfolio at December 31, 2005. Actual maturities may differ from the contractual maturities shown as a result of renewals and prepayments.

	Less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Fixed-rate loans:
Commercial	$21,582	$31,032	$1,575	$54,189
Real estate	40,289	63,408	35,011	138,708
Consumer	10,492	11,934	534	22,960
Mortgage loans available for sale	18,932	—	—	18,932

Total fixed-rate loans	91,295	106,374	37,120	234,789

Variable-rate loans:
Commercial	141,136	6,144	347	147,627
Real estate	839,975	289,888	8,720	1,138,583
Consumer	4,888	38	2	4,928

Total variable-rate loans	985,999	296,070	9,069	1,291,138

Total loans	$1,077,294	$402,444	$46,189	$1,525,927

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

Potential problem assets are defined as loans presently accruing interest, and not contractually past due 90 days or more and not restructured, but about which management has doubt as to the future ability of the borrower to comply with present repayment terms, which may result in the reporting of the loans as nonperforming assets in the future. Management monitors the performance and value of any collateral securing such loans monthly, and in cases where the loan balance exceeds estimated fair value of collateral, a specific portion of the allowance for loan losses is allocated to these loans. At December 31, 2005, approximately $1.2 million of the allowance for loan losses was allocated specifically to such loans.

The following table sets forth information with respect to these assets at the dates indicated.

	As of December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Loans past due 90 days or more	$21	$4	$13	$721	$3
Non-accrual loans	6,698	7,969	12,515	10,241	2,480

Total nonperforming loans	6,719	7,973	12,528	10,962	2,483
Other real estate owned	778	1,255	1,557	908	272

Total nonperforming assets	$7,497	$9,228	$14,085	$11,870	$2,755

Allowance for loan losses	$17,413	$15,331	$14,121	$11,838	$7,207

Potential problem assets	$17,684	$22,174	$15,115	$23,286	$13,331

Ratio of total nonperforming assets to total assets	0.35%	0.51%	0.86%	0.86%	0.33%
Ratio of total nonperforming loans to total loans	0.44%	0.58%	1.02%	1.08%	0.45%
Ratio of allowance for loan losses to total nonperforming loans	259%	192%	113%	108%	290%

Loans on which the accrual of interest has been discontinued amounted to $6.7 million, $8.0 million, and $12.5 million at December 31, 2005, 2004, and 2003, respectively. If interest on such loans had been accrued, such income would have been approximately $334,000 in 2005, $348,000 in 2004, and $495,000 in 2003. Actual interest income on those loans, which is recorded only when received, amounted to zero in 2005, 2004, and 2003.

Analysis of the Allowance for Loan Losses

Management uses a systematic methodology, which is applied monthly, to evaluate the amount of allowance for loan losses and the resultant provisions for loan losses it considers adequate to provide for anticipated loan losses. This methodology includes the following elements:

•	A periodic detailed analysis of the loan portfolio

•	A systematic loan grading system

•	A periodic review of the summary of the allowance for loan loss balance

•	Identification of loans to be evaluated on an individual basis for impairment under SFAS No. 114

•	Consideration of internal factors such as our size, organizational structure, loan portfolio structure, loan administration procedures, past due and delinquency trends, and loss experience

•	Consideration of risks inherent in different kinds of lending

•	Consideration of external factors such as local, regional, and national economic factors

•	An overall evaluation of the quality of the underlying collateral, and holding and disposition costs

The following table sets forth information regarding changes in our allowance for loan losses for the periods indicated.

	Years ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Allowance for loan losses, beginning of period	$15,331	$14,121	$11,838	$7,207	$6,308
Charge-offs:
Commercial and other	798	1,038	445	598	1,034
Real estate loans	1,000	2,067	2,349	358	338
Consumer loans	468	426	766	298	201
Credit cards	107	172	142	174	130

Total charge-offs	2,373	3,703	3,702	1,428	1,703

Recoveries:
Commercial and other	134	136	115	121	45
Real estate loans	240	135	141	57	47
Consumer loans	136	83	146	93	100
Credit cards	25	59	40	34	24

Total recoveries	535	413	442	305	216

Net charge-offs	1,838	3,290	3,260	1,123	1,487
Provision for loan losses	3,920	4,500	5,543	2,589	2,386
Allowance related to acquired loans	—	—	—	3,165	—

Allowance for loan losses, end of period	$17,413	$15,331	$14,121	$11,838	$7,207

As a percentage of average total loans:
Net charge-offs	0.12%	0.26%	0.29%	0.16%	0.30%
Provision for loan losses	0.27	0.35	0.50	0.37	0.48
Allowance for loan losses	1.18	1.19	1.27	1.71	1.45
As a percentage of total loans held for investment at year-end:
Allowance for loan losses	1.16	1.13	1.15	1.19	1.35
As a multiple of net charge-offs:
Allowance for loan losses	9.47	4.66	4.33	10.54	4.85
Income before income taxes and provision for loan losses	20.19	8.60	8.70	16.19	10.13

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

	As of December 31,
	2005		2004		2003		2002		2001
	(Dollars in thousands)
	Amount of allowance	Percent of loans to total loans	Amount of allowance	Percent of loans to total loans	Amount of allowance	Percent of loans to total loans	Amount of allowance	Percent of loans to total loans	Amount of allowance	Percent of loans to total loans
Commercial and other and subjective portion	$9,107	13.22%	$6,785	12.64%	$6,056	13.01%	$6,368	9.91%	$6,376	16.40%
Real estate	7,524	84.95	7,642	85.28	6,944	84.49	4,981	86.59	607	79.00
Consumer	782	1.83	904	2.08	1,121	2.50	489	3.50	224	4.60

Total allowance for loan losses	$17,413	100.00%	$15,331	100.00%	$14,121	100.00%	$11,838	100.00%	$7,207	100.00%

The provision for loan losses decreased to $3.9 million in 2005, from $4.5 million in 2004 and $5.5 million in 2003. The provision in each year was based on management’s judgment concerning the amount of allowance for loan losses necessary after its review of various factors, which we believe affect the credit quality of the loan portfolio. Charge-offs net of recoveries of loans were $1.8 million in 2005, $3.3 million in 2004, and $3.3 million in 2003. The percentage of net charge-offs to average loans was 0.12% in 2005, 0.26% in 2004, and 0.29% in 2003. Management intends to continue to provide for potential loan losses based upon growth in the portfolio, trends in delinquencies, charge-off experience, and local and national economic conditions.

Deposits

The following table presents the average balances outstanding for each major category of our deposits and weighted average interest rate paid for interest-bearing deposits for the periods indicated.

	Years ended December 31,
	2005		2004		2003
	(Dollars in thousands)
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Interest-bearing demand accounts	$267,027	0.84%	$237,144	0.47%	$199,890	0.45%
Certificates of deposit	549,677	3.25	527,084	2.83	508,851	3.00
Money market savings accounts	207,056	1.90	194,961	1.35	145,910	1.40
Regular savings accounts	72,882	0.93	67,480	0.85	58,367	0.84

Total interest-bearing deposits	1,096,642	2.25%	1,026,669	1.87	913,018	2.05
Non-interest-bearing demand accounts	349,570	—	279,101	—	224,680	—

Total deposits	$1,446,212	1.71%	$1,305,770	1.47%	$1,137,698	1.64%

The following table shows the amount and maturity of certificates of deposit that had balances of $100,000 or more and the percentage of the total for each maturity.

	As of December 31,
	2005		2004		2003
	(Dollars in thousands)
Three months or less	$128,282	37.65%	$69,605	21.74%	$63,007	23.58%
Three through six months	57,243	16.80	64,530	20.16	56,613	21.18
Six through twelve months	53,390	15.67	75,104	23.47	61,401	22.98
Over twelve months	101,786	29.88	110,862	34.63	86,235	32.26

Totals	$340,701	100.00%	$320,101	100.00%	$267,256	100.00%

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled approximately $223.2 million, $69.7 million, and $63.7 million at December 31, 2005, 2004, and 2003, respectively. The weighted average interest rate on securities sold under agreements to repurchase was 3.54%, 0.43%, and 0.33% at December 31, 2005, 2004, and 2003, respectively.

Securities sold under agreements to repurchase are summarized as follows:

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance	$223,195	$69,723	$63,686
Weighted average interest rate	3.54%	0.43%	0.33%
Maximum amount outstanding at any month end	$223,195	$75,109	$63,686
Average balance outstanding during the period	$85,367	$64,241	$54,368
Weighted average interest rate during the period	2.39%	0.31%	0.41%

The significant increase in securities sold under agreements to repurchase at December 31, 2005 compared to December 31, 2004 is related to two local governmental entities that had repurchase agreements that totaled approximately $150 million at December 31, 2005. The balance in these repurchase agreements, which came primarily from the collection of property taxes, is expected to fluctuate significantly during 2006.

Short-term FHLB Advances

Short-term Federal Home Loan Bank (“FHLB”) advances (original term less than one year) totaled approximately $65 million, $91 million, and $110 million at December 31, 2005, 2004, and 2003, respectively. The weighted average interest rate on short-term FHLB advances was 3.93%, 2.21%, and 1.04% at December 31, 2005, 2004, and 2003, respectively.

Short-term FHLB advances are summarized as follows:

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance	$65,000	$91,000	$110,000
Weighted average interest rate	3.93%	2.21%	1.04%
Maximum amount outstanding at any month end	$150,000	$115,000	$110,000
Average balance outstanding during the period	$117,475	$71,235	$34,308
Weighted average interest rate during the period	3.27%	1.39%	1.34%

Liquidity and Sources of Funds

Our primary sources of funds are customer deposits, loan repayments, and borrowings. These funds are used to make loans, acquire investment securities and other assets, and fund continuing operations. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not stable sources of funds. Our deposits increased to $1.510 billion at December 31, 2005, from $1.401 billion at December 31, 2004. Growth in deposits has occurred primarily as a result of our efforts to increase market share by taking advantage of market dislocations caused by the acquisition of local competitors and growth in the economy of our market areas.

Our total loans increased to $1.526 billion at December 31, 2005 from $1.378 billion as of December 31, 2004. During 2005, real estate loans increased by $121.4 million, commercial loans increased by $27.5 million, consumer loans decreased by $713,000, and mortgage loans available for sale decreased by $33,000. The increase in loans is due to our successful efforts to increase our market share by taking advantage of market dislocations caused by the acquisition of local competitors, growth in the economy of our market area, and our continued focus on the Colorado and Utah markets.

We maintain an investment securities portfolio made up of U.S. Treasury, U.S. agencies, mortgage-backed securities issued by U.S. agencies, municipal bonds, and other securities. These securities may be used as a source of liquidity either through sale of securities available for sale or pledging for qualified deposits, or as collateral for Federal Home Loan Bank borrowings.

During 2005, our loan growth outpaced the growth in deposits resulting in an increase in borrowings from the Federal Home Loan Bank. The repayment of the additional borrowings in 2005 is laddered out to June 2006 and therefore, refinancing these borrowings will be subject to prevailing market rates. During 2005, we also utilized the brokered deposit market by issuing $30 million in certificates of deposit which matured in February 2006. At December 31, 2005, we had additional borrowing capacity at the Federal Home Loan Bank of approximately $294 million as well as unused Federal Funds lines at other banks of $25.7 million. The acquisitions of Access and NMFC increase our liquidity and we anticipate liquidating a portion of their investment portfolios to reduce FHLB borrowings.

While management anticipates that we will continue to rely primarily on customer deposits and loan repayments, as well as retained earnings, to provide liquidity, to make loans and to purchase securities, we may also consider secondary sources of liquidity such as the issuance of additional brokered deposits, the issuance of junior subordinated debentures, private equity offerings or the sale of equity in the capital markets. We believe that our customer deposits provide a strong source of liquidity because of the high percentage of core deposits. FHLB advances are used to compensate for reductions in other sources of funds. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets. The sources of such borrowings are federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank.

Our principal asset is the outstanding capital stock of First Community Bank. As a result, our liquidity and ability to pay dividends on our common stock depend primarily on the ability of First Community Bank to pay dividends to us in amounts sufficient to service our obligations.

Contractual Obligations and Commercial Commitments

The following tables present contractual cash obligations, defined as principal of non-deposit obligations with maturities in excess of one year, and property and equipment operating lease obligations, and commercial commitments, defined as commitments to extend credit as of December 31, 2005. See Notes 9, 10, and 13 of the notes to the consolidated financial statements.

	Payments Due by Period
Contractual Cash Obligations	Total	One Year and Less	One to Three Years	Four to Five Years	After Five Years
	(Dollars in thousands)
FHLB advances	$198,014	$194,125	$3,889	$—	$—
Note Payable	779	50	108	122	499
Operating leases	42,797	4,888	10,010	9,135	18,764
Junior subordinated debentures	48,971	—	—	—	48,971

Total contractual cash obligations	$290,561	$199,063	$14,007	$9,257	$68,234

	Amount of Commitment Expiration Per Period
Commercial Commitments	Unfunded Commitments	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in thousands)
Lines of credit	$393,550	$259,956	$66,857	$97	$66,640
Standby letters of credit	42,377	36,061	6,308	8	—

Total commercial commitments	$435,927	$296,017	$73,165	$105	$66,640

Capital Resources

Our total stockholders’ equity increased to $160.2 million at December 31, 2005 from $144.3 million at December 31, 2004. Of the $15.9 million increase, $21.4 million was produced by earnings, $1.0 million due to stock issuances related to stock options, restricted stock, the dividend re-investment plan, and the employee benefit plan, $189,000 was generated from the tax benefit of exercised options. These increases were offset primarily by $2.4 million as a result of the decrease in market value of securities available for sale and dividend payments of $4.3 million.

Management currently intends to continue to retain a major portion of our earnings to support anticipated growth. As of December 31, 2005, we were considered well capitalized based on the regulatory capital requirements as further disclosed in note 14 to the consolidated financial statements.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of First State Bancorporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of the Company’s financial statements for public disclosure in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG, LLP, the Company’s independent registered public accounting firm who also audited the Company’s consolidated financial statements.

March 14, 2006	/S/ Michael R. Stanford
Michael R. Stanford
President and Chief Executive Officer

/S/ Christopher C. Spencer
Christopher C. Spencer
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

First State Bancorporation:

We have audited the accompanying consolidated balance sheets of First State Bancorporation and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First State Bancorporation and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First State Bancorporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Albuquerque, New Mexico

March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

First State Bancorporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that First State Bancorporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First State Bancorporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that First State Bancorporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, First State Bancorporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First State Bancorporation and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005 and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Albuquerque, New Mexico

March 14, 2006

FIRST STATE BANCORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2005	2004
ASSETS
Cash and due from banks (note 3)	$60,625	$42,514
Interest-bearing deposits with other banks	102	1,501
Federal funds sold	—	1,250

Total cash and cash equivalents	60,727	45,265

Investment securities (note 4):
Available for sale (at market, amortized cost of $245,706 and $204,672 at December 31, 2005 and 2004)	240,434	203,174
Held to maturity (at amortized cost, market of $196,177 and $75,236 at December 31, 2005 and 2004)	197,521	75,407
Federal Home Loan Bank stock and Federal Reserve Bank stock at cost	16,357	12,344

Total investment securities	454,312	290,925

Mortgage loans available for sale (note 5)	18,932	18,965
Loans held for investment net of unearned interest (note 5)	1,506,995	1,358,830
Less allowance for loan losses (note 5)	(17,413)	(15,331)

Net loans	1,508,514	1,362,464

Premises and equipment, net (note 6)	30,153	29,310
Accrued interest receivable	9,043	6,947
Other real estate owned	778	1,255
Goodwill (note 7)	43,223	43,223
Cash surrender value of bank owned life insurance	31,994	19,910
Deferred tax asset, net (note 11)	3,612	2,866
Other assets, net	15,215	13,345

Total assets	$2,157,571	$1,815,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits (note 8):
Non-interest-bearing	$385,972	$317,729
Interest-bearing	1,124,035	1,083,574

Total deposits	1,510,007	1,401,303

Securities sold under agreements to repurchase and federal funds purchased (note 9)	229,995	69,723
Federal Home Loan Bank Advances and other (note 9)	198,793	153,852
Junior subordinated debentures (note 10)	48,971	38,661
Other liabilities	9,626	7,662

Total liabilities	1,997,392	1,671,201

Stockholders’ equity (note 12):
Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized; issued, 16,211,337 and 16,141,232; outstanding, 15,394,404 and 15,324,728 at December 31, 2005 and 2004, respectively	89,794	88,634
Treasury stock, at cost (816,933 shares at December 31, 2005 and 816,504 shares at December 31, 2004)	(6,349)	(6,340)
Retained earnings	80,255	63,166
Unearned compensation	(147)	(192)
Accumulated other comprehensive income (loss) -
Unrealized loss on investment securities, net of tax (notes 4 and 11)	(3,374)	(959)

Total stockholders’ equity	160,179	144,309

Commitments and contingencies (notes 12 and 13)

Total liabilities and stockholders’ equity	$2,157,571	$1,815,510

See accompanying notes to consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Years ended December 31,
	2005	2004	2003
Interest income:
Interest and fees on loans	$108,783	$83,623	$75,734
Interest on marketable securities:
Taxable	10,959	9,173	7,622
Nontaxable	1,824	573	181
Federal funds sold	266	16	113
Interest-bearing deposits with other banks	125	57	63

Total interest income	121,957	93,442	83,713

Interest expense:
Deposits	24,725	19,222	18,712
Short-term borrowings (note 9)	6,011	1,192	761
Long-term debt (note 9)	4,123	1,728	1,610
Junior subordinated debentures (note 10)	2,853	1,733	1,546

Total interest expense	37,712	23,875	22,629

Net interest income	84,245	69,567	61,084
Provision for loan losses (note 5)	(3,920)	(4,500)	(5,543)

Net interest income after provision for loan losses	80,325	65,067	55,541
Non-interest income:
Service charges on deposit accounts	5,658	4,410	4,225
Other banking service fees	760	756	1,116
Credit and debit card transaction fees	2,192	3,991	3,938
Gain (loss) on sale or call of investment securities (note 4)	(179)	359	46
Check imprint income	589	584	590
Gain on sale of mortgage loans	4,865	2,718	3,493
Other	2,566	1,373	1,113

Total non-interest income	16,451	14,191	14,521

Non-interest expenses:
Salaries and employee benefits (notes 12 and 13)	31,890	24,843	20,570
Occupancy	8,216	7,804	6,267
Data processing	3,518	2,934	2,412
Credit and debit card interchange	—	1,580	1,637
Equipment	4,571	4,258	3,697
Legal, accounting, and consulting	1,668	1,372	1,128
Marketing	2,955	2,288	2,190
Telephone expense	1,202	1,219	1,534
Supplies	915	922	744
Delivery expenses	873	901	1,007
Other real estate owned	334	366	354
FDIC insurance premiums	193	181	173
Amortization of intangibles	108	111	114
Check imprint expense	638	537	528
Loss on sale of loans	—	435	—
Other	6,509	5,727	4,887

Total non-interest expenses	63,590	55,478	47,242

Income before income taxes	33,186	23,780	22,820
Income tax expense (note 11)	11,788	8,555	7,969

Net income	$21,398	$15,225	$14,851

Earnings per share (note 1):
Basic earnings per share	$1.39	$0.99	$0.99

Diluted earnings per share	$1.36	$0.99	$0.98

See accompanying notes to consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years ended December 31,
	2005	2004	2003
Net income	$21,398	$15,225	$14,851
Other comprehensive loss, net of tax - unrealized holding losses on securities available for sale arising during period	(2,530)	(1,065)	(357)
Reclassification adjustment for (gains) losses included in net income	115	(230)	(29)

Total comprehensive income	$18,983	$13,930	$14,465

See accompanying notes to consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share amounts)

	Years ended December 31, 2005, 2004, and 2003
	Common Stock Shares	Common Stock Amount	Treasury Stock	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2002	14,655,668	$82,294	$(5,447)	$39,899	$—	$722	$117,468

Net income	—	—	—	14,851	—	—	14,851
Dividends ($0.22) per share	—	—	—	(3,211)	—	—	(3,211)
Common shares issued from exercise of options (note 12)	552,398	2,256	—	—	—	—	2,256
Income tax benefit from exercise of options (note 12)	—	1,843	—	—	—	—	1,843
Purchase of Treasury stock	(30,000)	—	(331)	—	—	—	(331)
Common shares issued in employee benefit plan	28,176	366	—	—	—	—	366
Common shares issued pursuant to dividend reinvestment plan	6,802	98	—	—	—	—	98
Restricted stock awards (note 12)	29,000	447	—	—	(403)	—	44
Deferred compensation (note 13)	(32,060)	—	(557)	—	—	—	(557)
Net change in market value, net of tax	—	—	—	—	—	(386)	(386)

Balance at December 31, 2003	15,209,984	87,304	(6,335)	51,539	(403)	336	132,441

Net income	—	—	—	15,225	—	—	15,225
Dividends ($0.24) per share	—	—	—	(3,598)	—	—	(3,598)
Common shares issued from exercise of options (note 12)	86,728	513	—	—	—	—	513
Income tax benefit from exercise of options (note 12)	—	363	—	—	—	—	363
Common shares issued in employee benefit plan	21,380	337	—	—	—	—	337
Common shares issued pursuant to dividend reinvestment plan	6,980	117	—	—	—	—	117
Restricted stock awards (note 12)	—	—	—	—	211	—	211
Deferred compensation (note 13)	(344)	—	(5)	—	—	—	(5)
Net change in market value, net of tax	—	—	—	—	—	(1,295)	(1,295)

Balance at December 31, 2004	15,324,728	88,634	(6,340)	63,166	(192)	(959)	144,309

Net income	—	—	—	21,398	—	—	21,398
Dividends ($0.28) per share	—	—	—	(4,309)	—	—	(4,309)
Common shares issued from exercise of options (note 12)	26,590	126	—	—	—	—	126
Income tax benefit from exercise of options (note 12)	—	189	—	—	—	—	189
Common shares issued in employee benefit plan	31,656	623	—	—	—	—	623
Common shares issued pursuant to dividend reinvestment plan	5,483	111	—	—	—	—	111
Restricted stock awards (note 12)	6,376	111	—	—	45	—	156
Deferred compensation (note 13)	(429)	—	(9)	—	—	—	(9)
Net change in market value, net of tax	—	—	—	—	—	(2,415)	(2,415)

Balance at December 31, 2005	15,394,404	$89,794	$(6,349)	$80,255	$(147)	$(3,374)	$160,179

See accompanying notes to consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Years ended December 31,
	2005	2004	2003
Operating activities:
Net income	$21,398	$15,225	$14,851
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	3,920	4,500	5,543
Provision for decline in value of other real estate owned	—	56	187
Depreciation and amortization	5,508	4,997	3,960
Income tax benefit of stock options exercised	189	363	1,843
Increase in bank owned life insurance cash surrender value	(1,194)	(799)	(958)
Amortization of securities, net	800	858	(1,003)
(Gain) loss on sale of investment securities available for sale	179	(359)	—
Net gain on sales of other real estate owned	(183)	(177)	(68)
(Gain) loss on sale of loans	(206)	435	—
(Gain) loss on disposal of fixed assets	(24)	174	—
Compensation expense	156	211	44
Mortgage loans originated for sale	(347,814)	(177,169)	(213,330)
Proceeds from sale of mortgage loans originated for sale	351,281	167,006	230,673
(Increase) decrease in accrued interest receivable	(2,096)	(1,365)	(198)
Deferred tax asset	342	512	77
Increase in other assets, net	(3,046)	(349)	(2,004)
Increase (decrease) in other liabilities, net	2,225	2,242	(922)

Total adjustments	10,037	1,136	23,844

Net cash provided by operating activities	31,435	16,361	38,695

Cash flows from investing activities:
Net increase in loans	(158,180)	(179,941)	(237,428)
Purchases of investment securities carried at amortized cost	(337,541)	(9,996)	(55,276)
Maturities of investment securities carried at amortized cost	215,818	19,183	38,597
Purchases of investment securities carried at market	(136,926)	(140,370)	(137,406)
Maturities of investment securities carried at market	80,205	37,992	113,493
Sale of investment securities available for sale	10,305	34,863	—
Purchases of premises and equipment	(5,488)	(10,488)	(9,621)
Proceeds from the sale of fixed assets	337	—	—
Goodwill adjustment	—	—	189
Proceeds from sale of and payments on other real estate owned	2,054	2,843	1,597
Proceeds from the sale of loans	3,555	37,649	—
Purchase of bank owned life insurance	(10,890)	—	—

Net cash used in investing activities	(336,751)	(208,265)	(285,855)

Cash flows from financing activities:
Net increase in interest-bearing deposits	40,461	157,268	35,685
Net increase in non-interest-bearing deposits	68,243	48,160	80,506
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	160,272	6,037	(7,078)
Common shares issued	860	967	2,720
Proceeds from Federal Home Loan Bank advances	300,000	91,000	180,000
Payments on Federal Home Loan Bank advances and other	(255,059)	(153,970)	(43,852)
Proceeds from issuance of junior subordinated debentures	10,310	5,155	—
Dividends paid	(4,309)	(3,598)	(3,211)
Purchase of treasury stock	—	—	(331)

Net cash provided by financing activities	320,778	151,019	244,439

(Decrease) increase in cash and cash equivalents	15,462	(40,885)	(2,721)
Cash and cash equivalents at beginning of year	45,265	86,150	88,871

Cash and cash equivalents at end of year	$60,727	$45,265	$86,150

Supplemental disclosure of additional noncash investing and financing activities:
Additions to other real estate owned in settlement of loans	$1,394	$2,420	$2,429

Additions to loans in settlement of other real estate owned	$—	$—	$64

Supplemental disclosure of cash flow information:
Cash paid for interest	$37,109	$23,873	$23,709

Cash paid for income taxes	$11,646	$6,344	$5,408

See accompanying notes to consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

(a) Organization, Basis of Presentation, and Principles of Consolidation

First State Bancorporation is a New Mexico-based holding company that serves communities in New Mexico, Colorado, and Utah through its wholly owned subsidiary First Community Bank, formerly First State Bank N.M. (“First Community Bank” or “Bank”). First Community Bank is a state chartered bank providing a full range of commercial banking services in Taos, Albuquerque, Santa Fe, Rio Rancho, Los Lunas, Bernalillo, Placitas, Pojoaque, Belen, and Moriarty, New Mexico; Denver, Cherry Creek, Littleton, Lakewood, Colorado Springs, Fort Collins, and Longmont, Colorado; and Midvale and Salt Lake City, Utah. First State Bancorporation and First Community Bank are collectively referred to as “the Company.”

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in satisfaction of loans. In connection with the determination of the allowance for loan losses and real estate owned, management obtains independent appraisals for significant properties.

Management believes that the estimates and assumptions it uses to prepare the consolidated financial statements, particularly as they relate to the allowance for losses on loans and the valuation of real estate owned, are adequate. However, future additions to the allowance may be necessary based on changes in economic conditions. Further, regulatory agencies, as an integral part of their examination process, periodically review the allowance for losses on loans and real estate owned, and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

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

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank Stock are restricted securities and not readily marketable, therefore these investments are carried at cost, which approximates fair value. As a member of the FHLB and FRB systems, the Company is required to maintain a minimum level of investment in stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2005 and 2004, the Company met its minimum required investments.

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

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e) Goodwill and Intangible Assets

The excess of cost over the fair value of the net assets of acquired banks is recorded as goodwill. The Company tests goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company completed its annual goodwill impairment tests during the fourth quarter in 2005, 2004, and 2003, and found no impairment.

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

(g) Bank Owned Life Insurance

The Company owns life insurance policies on certain of its officers. The cash surrender value of these policies was approximately $32.0 million and $19.9 million at December 31, 2005 and 2004, respectively. During 2005, the Company purchased additional policies on officers with a value of $10.9 million. The increase in the cash surrender value is included in non-interest income in the consolidated statements of operations and amounted to approximately $1.2 million, $799,000, and $958,000 in 2005, 2004, and 2003, respectively.

(h) Income Taxes

The Company files a consolidated tax return with its wholly owned subsidiary. The Company uses the asset and liability method to account for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

	Years ended December 31,
	2005			2004			2003
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share amounts)
Basic EPS:
Net income	$21,398	15,391,863	$1.39	$15,225	15,312,068	$0.99	$14,851	14,951,972	$0.99

Effect of dilutive securities options	—	297,582		—	131,468		—	244,926
Diluted EPS:

Net income	$21,398	15,689,445	$1.36	$15,225	15,443,536	$0.99	$14,851	15,196,898	$0.98

On February 9, 2005, the Company effected a two-for-one split of its common stock. All references to number of shares and per share computations in the consolidated financial statements and notes have been retroactively adjusted to reflect the increased number of shares due to the effect of the common stock split.

(k) Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees and related interpretations in accounting for its fixed plan stock options.” As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method and has adopted the disclosure requirements of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation expense of approximately $156,000, $211,000, and $61,000 was recognized in 2005, 2004, and 2003, respectively, pursuant to the grant of options and restricted stock. Compensation expense is recorded over the service period. Had compensation costs been determined consistent with the fair value method of SFAS 123 at the grant dates for awards, net income and earnings per common share would have changed to the pro forma amounts indicated below.

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share amounts)
Net income as reported:	$21,398	$15,225	$14,851
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	100	135	39
Deduct: Total stock-based employee compensation expense determined under fair value-based method for awards, net of related tax effects	(1,100)	(1,288)	(100)

Pro forma net income	$20,398	$14,072	$14,790

Earnings per share:
Basic – as reported	$1.39	$0.99	$0.99
Basic – pro forma	$1.33	$0.92	$0.99

Diluted – as reported	$1.36	$0.99	$0.98
Diluted – pro forma	$1.30	$0.91	$0.97

See Note 12 for further discussion of the Company’s stock-based employee compensation in addition to Note 1(n) regarding the impact SFAS 123R is expected to have on the Company.

(l) Reclassifications

Certain previous period balances have been reclassified to conform to the 2005 presentation.

(m) Reporting Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure in the financial statements of comprehensive income that encompasses earnings and those items currently required to be reported directly in the equity section of the balance sheet, such as unrealized gains and losses on available for sale securities.

(n) Other New Accounting Standards

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how a business enterprise classifies, measures, and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that a business enterprise classify financial instruments that are within its scope as liabilities (or as assets in some circumstances). SFAS 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The FASB deferred provisions related to mandatorily redeemable financial instruments to periods beginning after December 15, 2004. The adoption of SFAS 150 on July 1, 2003 did not have a material impact on the Company’s consolidated financial statements, and the adoption of the deferred provisions on January 1, 2005, did not have a material impact on the Company’s consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. Subject to a complete review of the requirements of SFAS 123R, based on stock options granted through December 31, 2005, the Company expects that the adoption of SFAS 123R on January 1, 2006, is expected to reduce 2006 net earnings by approximately $900,000. See Note 12 for information related to outstanding stock options.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods for such excess tax deductions, as shown in the Company’s consolidated statements of cash flows, were approximately $189,000, $363,000, and $1.8 million, respectively, for 2005, 2004, and 2003.

In December 2004, the AICPA issued Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or loans accounted for as debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance. It includes loans with evidence of deterioration of credit quality since origination, acquired by completion of a transfer, including such loans acquired in purchase business combinations. SOP 03-3 does not apply to loans originated by the entity or acquired loans that have not deteriorated in credit quality since origination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-3 on January 1, 2005 did not have a material impact on the Company’s consolidated financial statements.

On November 3, 2005, the FASB issued FASB Staff Position (“FSP”) FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (FSP 115-1). FSP 115-1 provides accounting guidance regarding the determination of when an investment is considered impaired (i.e., fair value is less than amortized cost), whether that impairment is other-than-temporary, and the measurement of an impairment loss recognized in earnings if the impairment is other-than-temporary. FSP 115-1 includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures of quantitative and qualitative factors of debt and marketable equity securities classified as available-for-sale or held-to-maturity that are in an unrealized loss position at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. The guidance in FSP 115-1 is applicable for investments in debt and equity securities that are within the scope of SFAS 115 and SFAS 124. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The Company does not expect FSP 115-1 to have a material impact on its consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Subsequent Events (unaudited)

On January 3, 2006, the Company acquired 100 percent of the outstanding common shares of Access Anytime Bancorp, Inc. (“Access”). Subsequent to the acquisition, Access and its wholly owned subsidiary AccessBank were merged with and into the Company and the Bank, respectively. Access was the thrift holding company of AccessBank (formerly FirstBank). AccessBank was a federally chartered stock savings bank conducting business from nine-full service banking locations in Albuquerque, Clovis, Gallup, Portales, and Las Cruces, New Mexico and one branch location in Sun City, Arizona. As a result of the acquisition, the Company gains the opportunity to expand its footprint to attractive markets with the expectation that the increased scale and scope resulting from the acquisition will strengthen the Bank’s market position. The Company also expects to reduce costs through economies of scale. The results of Access’ operations were not included in the results of the Company during 2005, but will be included in the consolidated financial statements subsequent to the acquisition date of January 3, 2006.

The aggregate purchase price of Access was approximately $32.6 million, including approximately $31.7 million of common stock and approximately $937,000 related to outstanding options at the date of acquisition. As a result of the acquisition, the Company issued 1,416,940 shares of common stock valued at $22.37 per share determined based on the average market price of the Company’s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced on August 31, 2005. In addition, the Company assumed 74,196 options with a weighted average fair value of approximately $12.63 determined based on the market price of the Company’s common stock on the date of acquisition of $24.29.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands). The Company is in the process of obtaining third-party valuations of certain assets, intangible assets, and liabilities; thus, the allocation of the purchase price is subject to changes.

At January 3, 2006

Cash and cash equivalents	$15,915
Investments	112,481
Loans	198,060
Premises and equipment	12,967
Intangible assets	5,378
Goodwill	17,738
Other assets	2,763

Total assets acquired	365,302

Deposits	315,266
Borrowings	6,808
Junior subordinated debentures	9,171
Other liabilities	1,423

Total liabilities	332,668

Net assets acquired	$32,634

The goodwill recognized in the acquisition of approximately $17.7 million is not expected to be deductible for tax purposes.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 10, 2006, the Company acquired 100 percent of the outstanding common shares of New Mexico Financial Corporation (“NMFC”). Subsequent to the acquisition, NMFC and its wholly owned subsidiary Ranchers Banks were merged with and into the Company and the Bank, respectively. NMFC was a New Mexico bank holding company that operated through its wholly owned subsidiary, Ranchers Banks. Ranchers Banks conducted business from nine branches serving communities in central New Mexico. As a result of the acquisition, the Company anticipates that the increased scale and scope resulting from the acquisition will strengthen the Bank’s current market position. The Company also expects to reduce costs through economies of scale. The results of NMFC’s operations were not included in the results of the Company during 2005, but will be included in the consolidated financial statements subsequent to the acquisition date of January 10, 2006.

The purchase price of $17.3 million was determined based on 9,783 outstanding shares of NMFC common stock and a purchase price of $2,044.36 per share less the purchase of $2.7 million in treasury shares. As a result of the acquisition, the Company issued 717,812 shares of common stock valued at $24.10 per share determined based on the minimum exchange ratio of 84.83 pursuant to the terms of the purchase agreement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands). The Company is in the process of obtaining third-party valuations of certain assets, intangible assets, and liabilities; thus, the allocation of the purchase price is subject to changes.

At January 10, 2006

Cash and cash equivalents	$669
Investments	57,829
Loans	34,695
Premises and equipment	9,297
Intangible assets	2,192
Goodwill	4,552
Other assets	1,496

Total assets acquired	110,730

Deposits	89,513
Other liabilities	3,918

Total liabilities	93,431

Net assets acquired	$17,299

The goodwill recognized in the acquisition of approximately $4.6 million is not expected to be deductible for tax purposes.

3. Cash and Due from Banks

First Community Bank is required to maintain certain daily reserve balances in the form of vault cash or on deposit with the Federal Reserve Bank in accordance with Federal Reserve Board requirements. The consolidated reserve balances maintained in accordance with these requirements were approximately $12.1 million and $10.9 million at December 31, 2005 and 2004, respectively.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Investment Securities

Following is a summary of amortized costs and approximate market values of investment securities:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
	(Dollars in thousands)
As of December 31, 2005
Obligations of the U.S. Treasury—
Held to maturity	$1,001	$—	$8	$993
Obligations of U.S. government agencies:
Available for sale	138,561	—	4,284	134,277
Held to maturity	125,832	27	5	125,854
Mortgage-backed securities:
Pass-through certificates:
Available for sale	3,505	2	97	3,410
Held to maturity	44,779	110	1,435	43,454
Collateralized mortgage obligations—
Available for sale	86,741	19	879	85,881
Obligations of states and political subdivisions:
Available for sale	16,899	121	154	16,866
Held to maturity	25,909	351	384	25,876
Federal Home Loan Bank stock	13,349	—	—	13,349
Federal Reserve Bank stock	3,008	—	—	3,008

	$459,584	$630	$7,246	$452,968

As of December 31, 2004
Obligations of the U.S. Treasury—
Held to maturity	$1,001	$—	$5	$996
Obligations of U.S. government agencies—
Available for sale	128,684	151	1,442	127,393
Mortgage-backed securities:
Available for sale	12,200	8	98	12,110
Held to maturity	57,287	482	686	57,083
Collateralized mortgage obligations—
Available for sale	56,764	110	294	56,580
Obligations of states and political subdivisions:
Available for sale	7,024	83	16	7,091
Held to maturity	17,119	101	63	17,157
Federal Home Loan Bank stock	9,546	—	—	9,546
Federal Reserve Bank stock	2,798	—	—	2,798

	$292,423	$935	$2,604	$290,754

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated market value of investment securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Within one year:
Available for sale	$5,004	$4,974
Held to maturity	126,658	126,682
One through five years:
Available for sale	133,556	129,303
Held to maturity	2,886	2,855
Five through ten years:
Available for sale	5,944	5,900
Held to maturity	6,683	6,365
After ten years:
Available for sale	10,956	10,966
Held to maturity	16,515	16,821
Mortgage-backed securities (a)	135,025	132,745
Federal Home Loan Bank stock	13,349	13,349
Federal Reserve Bank stock	3,008	3,008

Total	$459,584	$452,968

(a)	Substantially all of the Company’s mortgage-backed securities are due in 10 years or more based on contractual maturity. The estimated weighted average life, which reflects anticipated future prepayments is approximately three years for pass-through certificates and two years for collateralized mortgage obligations.

Marketable securities available for sale with a market value of approximately $229.6 million and marketable securities held to maturity with an amortized cost of approximately $165.9 million were pledged to collateralize deposits as required by law and for other purposes at December 31, 2005.

Proceeds from sales of investments in debt securities for the years ended December 31 were $10.3 million in 2005, $34.9 million in 2004, and zero in 2003. Gross losses realized were $186,000 in 2005, $22,000 in 2004, and zero in 2003. Gross gains realized were zero in 2005, $381,000 in 2004, and zero in 2003. The Company calculates gain or loss on sale of securities based on the specific identification method.

The unrealized losses on investment securities are caused by fluctuations in market interest rates. The majority of the gross unrealized losses have been in an unrealized loss position for more than 12 months. The underlying cash obligations of the securities are guaranteed by the U.S. government agency, Freddie Mac, Fannie Mae, Ginnie Mae, and/or the municipality underwriting the debt instrument. It is the belief of the Company that the U.S. government agency, Freddie Mac, Fannie Mae, Ginnie Mae, and /or the municipality issuing the debt will honor its interest payment schedule, as well as the full debt at maturity. The securities are purchased by the Company for their economic value. Because the decrease in fair value is due to market interest rates and not other factors, and because the Company has the intent and ability to hold these investments until a market price recovery, or maturity of the securities, the Company has concluded that the investments are not considered other-than temporarily impaired.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has determined that there were no other-than temporary impairments associated with the unrealized losses in the investment portfolio securities noted below:

	Less than twelve months		Greater than twelve months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
As of December 31, 2005
Obligations of the U.S. Treasury	$993	$8	$—	$—	$993	$8
Obligations of U.S. government agencies	36,440	387	107,805	3,902	144,245	4,289
Mortgage-backed securities	61,072	609	53,469	1,802	114,541	2,411
Obligations of states and political subdivisions	23,255	443	1,951	95	25,206	538

Total	$121,760	$1,447	$163,225	$5,799	$284,985	$7,246

As of December 31, 2004

Obligations of the U.S. Treasury	$996	$5	$—	$—	$996	$5
Obligations of U.S. government agencies	100,104	1,177	10,319	265	110,423	1,442
Mortgage-backed securities	64,888	582	14,784	496	79,672	1,078
Obligations of states and political subdivisions	3,489	22	1,010	57	4,499	79

Total	$169,477	$1,786	$26,113	$818	$195,590	$2,604

5. Loans

Following is a summary of loans by major categories:

	As of December 31,
	2005	2004
	(Dollars in thousands)
Commercial	$201,816	$174,293
Consumer and other	27,888	28,601
Real estate - commercial	725,245	687,213
Real estate - one- to four-family	170,158	198,420
Real estate - construction	381,888	270,303
Mortgage loans available for sale	18,932	18,965

Total	$1,525,927	$1,377,795

Included in the above balances are net deferred fees of approximately $5.7 million and $5.8 million, at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, approximately $212 million and $153 million in loans were pledged as collateral for FHLB advances.

At December 31, 2005, loans are comprised of fixed and variable rate instruments as follows:

(Dollars in thousands)
Loans at fixed rates	$234,789
Loans at variable rates	$1,291,138

Total	$1,525,927

Loans at variable rates include loans that reprice immediately, as well as loans that reprice any time prior to maturity.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximate loan portfolio maturities on fixed-rate loans and repricings on variable-rate loans at December 31, 2005 are as follows:

	Within 1 year	1 to 5 Years	After 5 Years	Total
	(Dollars in thousands)
Commercial	$162,718	$37,176	$1,922	$201,816
Real estate	880,264	353,296	43,731	1,277,291
Consumer	15,380	11,972	536	27,888
Mortgage loans available for sale	18,932	—	—	18,932

Total	$1,077,294	$402,444	$46,189	$1,525,927

Following is a summary of changes to the allowance for loan losses:

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$15,331	$14,121	$11,838
Provision charged to operations	3,920	4,500	5,543
Loans charged-off	(2,373)	(3,703)	(3,702)
Recoveries	535	413	442

Balance at end of year	$17,413	$15,331	$14,121

The recorded investment in loans which are considered impaired was approximately $6.7 million at December 31, 2005, $8.0 million at December 31, 2004, and $12.5 million at December 31, 2003. The average investment in loans for which impairment has been recognized was approximately $6.0 million in 2005, $8.6 million in 2004, and $10.7 million in 2003. The allowance for loan losses related to these loans was approximately $1.2 million at December 31, 2005, $829,000 at December 31, 2004, and $1.2 million at December 31, 2003. The allowance for impaired loans is included in the allowance for loan losses. Interest income recognized on impaired loans was zero in 2005, 2004, and 2003.

Loans on which the accrual of interest has been discontinued amounted to approximately $6.7 million, $8.0 million, and $12.5 million at December 31, 2005, 2004, and 2003, respectively. If interest on such loans had been accrued, such income would have been approximately $334,000 in 2005, $348,000 in 2004, and $495,000 in 2003. Actual interest income on those loans, which is recorded only when received, amounted to zero in 2005, 2004, and 2003.

Activity during 2005 and 2004 regarding outstanding loans to certain related-party loan customers of the subsidiary bank (executive officers, directors, and principal shareholders of the Company, including their families and companies in which they are principal owners) was as follows:

	Years ended December 31,
	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$12,305	$17,031
Advances	2,857	4,485
Repayments	(4,917)	(2,045)
Other reductions	—	(7,166)

Balance at end of year	$10,245	$12,305

Other reductions include amounts owed by customers in prior year no longer considered to be related parties in the current year.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Premises and Equipment

Following is a summary of premises and equipment, at cost:

	Estimated Useful Life (years)	As of December 31,
		2005	2004
		(Dollars in thousands)
Land	—	$2,930	$3,112
Building and leasehold improvements	10-30	23,905	24,150
Equipment	3-5	22,463	20,216

		49,298	47,478
Less accumulated depreciation and amortization		(19,145)	(18,168)

		$30,153	$29,310

Depreciation and amortization expense on premises and equipment in 2005, 2004, and 2003 was approximately $4.3 million, $4.0 million, and $3.1 million, respectively.

7. Goodwill and Intangible Assets

Goodwill primarily relates to the Company’s acquisition of First Community in October of 2002. The goodwill recognized in the acquisition totaled approximately $42.9 million and is expected to be fully deductible for tax purposes.

Following is a summary of the changes in the carrying amount of goodwill:

	Years ended December 31,
	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$43,223	$43,223
Impairment losses	—	—

Balance at end of year	$43,223	$43,223

The Company’s core deposit intangibles primarily relate to the acquisition of First Community in October of 2002. Core deposit intangibles recognized in the acquisition totaled approximately $881,000. The carrying amount of amortizable core deposit intangible assets net of accumulated amortization is recorded in other assets, net.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of intangible assets:

	As of December 31,
	2005	2004
	(Dollars in thousands)
Core deposit intangibles	$947	$947
Accumulated amortization	(364)	(256)

Net core deposit intangibles	$583	$691

Expected annual amortization expense related to core deposit intangibles is as follows:

Years ending December 31,
(Dollars in thousands)
2006	$104
2007	100
2008	92
2009	85
2010	76
Thereafter	126

Total expected annual amortization expense	$583

8. Deposits

Following is a summary of interest-bearing deposits:

	As of December 31,
	2005	2004
	(Dollars in thousands)
Interest-bearing checking accounts	$276,947	$254,140
Money market savings	190,930	216,769
Regular savings	74,831	68,671
Time:
Denominations $100,000 and over	340,701	320,101
Denominations under $100,000	240,626	223,893

	$1,124,035	$1,083,574

At December 31, 2005, the scheduled maturities of all time deposits are as follows:

Years ending December 31,
(Dollars in thousands)
2006	$403,959
2007	82,009
2008	32,197
2009	26,210
2010	31,937
Thereafter	5,015

$581,327

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Borrowings

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are comprised of customer deposit agreements with overnight maturities. The obligations are not federally insured but are collateralized 102% by a security interest in U.S. Treasury, U.S. government agencies, or U.S. government agency issued mortgage-backed securities. These securities are segregated and held in safekeeping by third-party banks. These securities had a market value of approximately $227.7 million and $71.1 million, at December 31, 2005 and 2004, respectively. Interest expense included in the consolidated statements of operations was approximately $2.0 million, $198,000, and $222,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Securities sold under agreements to repurchase are summarized as follows:

	Years ended December 31,
	2005	2004
	(Dollars in thousands)
Balance	$223,195	$69,723
Weighted average interest rate	3.54%	0.43%
Maximum amount outstanding at any month end	$223,195	$75,109
Average balance outstanding during the period	$85,367	$64,241
Weighted average interest rate during the period	2.39%	0.31%

Federal Funds Purchased

Federal funds purchased generally mature within one to four days from the transaction date. As of December 31, 2005 and 2004, federal funds purchased totaled $6.8 million and zero, respectively. Interest expense included in the consolidated statements of operations was approximately $3,000, $1,000, and zero for the years ended December 31, 2005, 2004, and 2003, respectively. As of December 31, 2005, the Company had available unused federal funds borrowing capacity of approximately $25.7 million.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal Home Loan Bank Advances and Other

First Community Bank has FHLB advances and notes payable as follows:

	As of December 31,
	2005	2004
	(Dollars in thousands)
$14 million note payable to FHLB, interest at 2.33%, due on January 4, 2005	$—	$14,000
$60 million note payable to FHLB, interest at 2.24%, due on January 5, 2005	—	60,000
$17 million note payable to FHLB, interest at 2.03%, due on January 7, 2005	—	17,000
$250,000 note payable to FHLB, interest at 8.26%, payable in monthly principal and interest installments of approximately $3,000 through February 1, 2005	—	6
$25 million note payable to FHLB, interest only at 1.52% payable monthly, due on March 16, 2005	—	25,000
$25 million note payable to FHLB, interest only at 1.86% payable monthly, due on April 22, 2005	—	25,000
$40 million note payable to FHLB, interest at 3.74%, due on January 6, 2006	40,000	—
$25 million note payable to FHLB, interest only at 3.22% payable monthly, due on January 12, 2006	25,000	—
$25 million note payable to FHLB, interest only at 4.24% payable monthly, due on January 17, 2006	25,000	—
$25 million note payable to FHLB, interest only at 3.32% payable monthly, due on February 8, 2006	25,000	—
$25 million note payable to FHLB, interest only at 3.71% payable monthly, due on March 16, 2006	25,000	—
$25 million note payable to FHLB, interest only at 3.61% payable monthly, due on April 20, 2006	25,000	—
$25 million note payable to FHLB, interest only at 3.86% payable monthly, due on June 19, 2006	25,000	—
$20 million note payable to FHLB, interest at 2.93%, payable in monthly principal and interest installments of approximately $359,000 through November 1, 2007	8,014	12,020
Other note payable	779	826

Total FHLB Advances and Other	$198,793	$153,852

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All outstanding borrowings with the FHLB are collateralized by a blanket pledge agreement on the Company’s one- to four-family residential mortgage loans, commercial real estate loans on deposit with the FHLB, and investment securities available for sale. As of December 31, 2005, the Company had available unused borrowing capacity from the FHLB for advances of approximately $294 million.

Included in the above FHLB advances are short-term FHLB advances (original term less than one year) that totaled approximately $65 million and $91 million at December 31, 2005 and 2004, respectively. The weighted average interest rate on short-term FHLB advances was 3.93% and 2.21% at December 31, 2005 and 2004, respectively.

Short-term FHLB advances are summarized as follows:

	Years ended December 31,
	2005	2004
	(Dollars in thousands)
Balance	$65,000	$91,000
Weighted average interest rate	3.93%	2.21%
Maximum amount outstanding at any month end	$150,000	$115,000
Average balance outstanding during the period	$117,475	$71,235
Weighted average interest rate during the period	3.27%	1.39%

Other Note Payable

On April 30, 1997, the Company purchased its main banking facility in Taos, New Mexico, subject to a real estate contract with an original balance of $1,050,000 which bears interest at 6.00% adjustable every five years through 2017, payable approximately $8,000 monthly. The balances at December 31, 2005 and 2004 were approximately $779,000 and $826,000, respectively.

As of December 31, 2005, the contractual maturities of FHLB advances and other are as follows:

Years ending December 31,
(Dollars in thousands)
2006	$194,175
2007	3,941
2008	56
2009	59
2010	63
Thereafter	499

$198,793

10. Junior Subordinated Debentures

On November 14, 2001, the Company formed First State NM Statutory Trust I (“Trust I”) for the purpose of issuing trust preferred securities (“Securities”) in a pooled transaction to unrelated investors. Trust I issued $7,500,000 of Securities that qualify as Tier I capital for regulatory purposes that bear interest at an annual rate equal to the three-month LIBOR plus 3.60% and invested the proceeds thereof in $7,732,000 of junior subordinated deferrable interest debentures of the Company (“Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 3.60%. The Securities and Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on March 18, June 18, September 18, and December 18 provided however, that prior to December 18, 2006, the annual rate will not exceed 12.50% (8.10% at December 31, 2005). Both the Securities and the Debentures will mature on December 18, 2031; however, they are callable at par beginning December 18, 2006. So long as there are no events of default, the Company may defer payments of interest for up to twenty consecutive interest payment periods. As of December 31, 2005, the Company has not deferred any payments of interest.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 7, 2002, the Company formed First State NM Statutory Trust II (“Trust II”) for the purpose of issuing trust preferred securities (“Trust II Securities”) in a pooled transaction to unrelated investors. Trust II issued $25,000,000 of Trust II Securities that qualify as Tier I capital for regulatory purposes that bear interest at an annual rate equal to the three-month LIBOR plus 3.45% and invested the proceeds thereof in $25,774,000 of junior subordinated deferrable interest debentures of the Company (“Trust II Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 3.45%. The Trust II Securities and Trust II Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on March 26, June 26, September 26, and December 26 provided however, that prior to June 26, 2007, the annual rate will not exceed 11.95% (7.97% at December 31, 2005). Both the Trust II Securities and the Trust II Debentures will mature on June 26, 2032; however, they are callable at par beginning June 26, 2007. So long as there are no events of default, the Company may defer payments of interest for up to twenty consecutive interest payment periods. As of December 31, 2005, the Company has not deferred any payments of interest.

On August 20, 2004, the Company formed First State NM Statutory Trust III (“Trust III”) for the purpose of issuing trust preferred securities (“Trust III Securities”) in a pooled transaction to unrelated investors. Trust III issued $5,000,000 of Trust III Securities that qualify as Tier I capital for regulatory purposes that bear interest at an annual rate equal to the three-month LIBOR plus 2.25% and invested the proceeds thereof in $5,155,000 of junior subordinated deferrable interest debentures of the Company (“Trust III Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 2.25%. The Trust III Securities and Trust III Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on March 20, June 20, September 20, and December 20 (6.75% at December 31, 2005). Both the Trust III Securities and the Trust III Debentures will mature on September 20, 2034; however, they are callable at par beginning September 20, 2009. So long as there are no events of default, the Company may defer payments of interest for up to twenty consecutive interest payment periods. As of December 31, 2005, the Company has not deferred any payments of interest.

On May 26, 2005, the Company formed First State NM Statutory Trust IV (“Trust IV”) for the purpose of issuing trust preferred securities (“Trust IV Securities”) in a pooled transaction to unrelated investors. Trust IV issued $10,000,000 of Trust IV Securities that qualify as Tier I capital for regulatory purposes that bear interest at an annual rate equal to the three-month LIBOR plus 1.75% and invested the proceeds thereof in $10,310,000 of junior subordinated deferrable interest debentures of the Company (“Trust IV Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 1.75%. The Trust IV Securities and the Trust IV Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on March 15, June 15, September 15, and December 15 (6.24% at December 31, 2005). Both the Trust IV Securities and the Trust IV Debentures will mature on June 15, 2035; however, they are callable at par beginning June 15, 2010. So long as there are no events of default, the Company may defer payments of interest for up to twenty consecutive interest payment periods. As of December 31, 2005, the Company has not deferred any payments of interest.

In 2005, the Federal Reserve Board released a final rule related to the inclusion of trust preferred securities in Tier 1 capital of bank holding companies beginning in 2009. Based on the Company’s current amount of trust preferred securities, the final rule will not impact its capital calculations.

Junior Subordinated Debentures are summarized as follows:

	As of December 31,
	2005	2004
	(Dollars in thousands)
Junior Subordinated Debentures – Trust I	$7,732	$7,732
Junior Subordinated Debentures – Trust II	25,774	25,774
Junior Subordinated Debentures – Trust III	5,155	5,155
Junior Subordinated Debentures – Trust IV	10,310	—

Total Junior Subordinated Debentures	$48,971	$38,661

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income Taxes

Income tax expense consisted of the following:

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Federal	$9,895	$7,152	$6,766
State	1,551	891	1,126
Deferred	342	512	77

Total expense	$11,788	$8,555	$7,969

Actual income tax expense from continuing operations differs from the “expected” tax expense for 2005, 2004, and 2003 (computed by applying the U.S. federal corporate tax rate of 35% to income before income taxes) as follows:

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Computed “expected” tax expense	$11,615	$8,323	$7,987
Increase (reduction) in income taxes resulting from:
Tax-exempt interest	(596)	(188)	(59)
State tax, net	1,037	719	763
Deferred tax rate change	(88)	—	(216)
Bank owned life insurance	(418)	(269)	(335)
Other	238	(30)	(171)

Total income tax expense	$11,788	$8,555	$7,969

Components of deferred income tax assets and liabilities are as follows:

	As of December 31,
	2005	2004
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$6,170	$5,197
Allowance for other real estate owned	9	42
Depreciation	—	209
Deferred compensation expense	197	183
Tax effect of unrealized loss on investment securities	1,898	539
Core deposit intangible	138	92
Deferred gain on sale	245	—
Other	45	58

Total gross deferred tax assets	8,702	6,320

Deferred tax liabilities:
Goodwill	4,239	3,045
Prepaid expenses	469	363
Depreciation	283	—
Other	99	46

Total gross deferred tax liabilities	5,090	3,454

Net deferred tax asset	$3,612	$2,866

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. During 2005, the Company increased the rate at which management believes, primarily based upon the Company’s current enacted tax rate, that deferred income taxes will be recognized from 36% to 38%.

In order to fully realize the deferred tax asset on the Company’s consolidated balance sheet at December 31, 2005 of approximately $8.7 million, the Company will need to generate future taxable income of approximately $24.9 million. Based on the Company’s historical and current pre-tax income, management believes it is more likely than not that the Company will realize the benefit of the temporary differences prior to the expiration of the carry-forward period and further believes that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate taxable income or any specific level of continuing taxable income.

12. Stockholders’ Equity

The Board of Directors has authorized management to purchase up to 1,050,000 shares of its common stock in the open market. As of December 31, 2005, the Company has purchased 784,100 shares. The Company did not purchase any additional shares during the year ended December 31, 2005. The Company may purchase additional shares, the amount of which will be determined by market conditions. The Company sponsors a deferred compensation plan, which is included in the consolidated financial statements. At December 31, 2005 and 2004, the assets of the deferred compensation plan included 32,833 shares and 32,404 shares of Company common stock, respectively.

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

	Years ended December 31,
	2005		2004		2003
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	1,279,290	$13.77	486,010	$8.82	893,708	$4.64
Granted	115,000	21.62	940,000	15.69	146,000	15.71
Exercised	(26,590)	4.74	(86,728)	5.92	(552,398)	3.90
Forfeited	(20,000)	16.85	(59,992)	14.98	(1,300)	2.80

Outstanding at year end	1,347,700	$14.58	1,279,290	$13.77	486,010	$8.82

Options exercisable at year end	393,700	$10.10	289,790	$7.08	340,010	$5.86

For the years ended December 31, 2005, 2004, and 2003, the Company received income tax benefits of $189,000, $363,000, and $1.8 million, respectively, related to the exercise of nonqualifying employee stock options. These benefits are included in cash flows from operating activities in the consolidated statements of cash flows.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding options at December 31, 2005 are as follows:

Grant Price	Options Outstanding	Weighted average remaining life	Weighted average exercise price	Options exercisable	Weighted average exercise price
$3.00	25,500	3.31	$3.00	25,500	$3.00
5.75	148,700	1.56	5.75	148,700	5.75
8.04	52,500	3.56	8.04	52,500	8.04
14.98	270,000	8.24	14.98	33,000	14.98
15.71	146,000	7.84	15.71	73,000	15.71
16.07	610,000	8.19	16.07	61,000	16.07
16.85	20,000	9.29	16.85	—	—
24.17	75,000	9.88	24.17	—	—

	1,347,700	7.27	$14.58	393,700	$10.10

On October 31, 2003, the Company granted 146,000 options at $15.71 per share, on March 10, 2004, the Company granted 610,000 options at $16.07 per share, on March 25, 2004, the Company granted 330,000 options at $14.98 per share, on April 15, 2005, the Company granted 40,000 options at $16.85 per share, and on November 14, 2005, the Company granted 75,000 options at $24.17 per share.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company applies the intrinsic value-based method of accounting prescribed by APB 25 and related interpretations in accounting for its fixed plan stock options. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company estimated the weighted average fair value of options granted in 2005, 2004, and 2003 to be approximately $7.26, $4.91, and $5.12, respectively using the Black-Scholes options pricing model prescribed by SFAS 123. The fair value of each stock option grant is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2005	2004	2003
Risk-free interest rate	4.32%	2.79%	3.19%
Expected dividend yield	1.33%	1.40%	1.37%
Expected life (years)	6	6	6
Expected volatility	31.02%	32.77%	33.19%

In June 2003, the Company granted 3,000 shares of restricted stock at a fair value of $13.02 per share, in October 2003, the Company granted 26,000 shares of restricted stock at a fair value of $15.71 per share, and in January 2005, the company granted 6,376 shares of restricted stock at a fair value of $17.38 per share pursuant to the 2003 plan. The June 2003 and January 2005 restricted stock vests over a five-year period from the date of grant and the October 2003 restricted stock vests over a four-year period from the date of grant.

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

13. Commitments and Contingencies

Employee Benefit Plans

First Community Bank sponsors an employee tax-sheltered savings plan for substantially all full-time employees which provides a mandatory 50% match by First Community Bank of employee contributions up to a maximum of 6% of gross annual wages. Full vesting occurs after three years. Contributions to the plan totaled approximately $529,000 in 2005, $402,000 in 2004, and $361,000 in 2003.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2003, the Company established a nonqualified deferred compensation plan for certain of its executive employees and non-employee directors. The deferred compensation plan allows employees to contribute up to 50% of the employees’ base pay and 100% of the employees’ bonus compensation. Directors of the Company are allowed to contribute up to 100% of their compensation as a director. In addition, an employee with a vested unexercised stock award may elect to defer all or any portion of the stock award. All amounts contributed by employees or directors vest immediately. The Company’s obligation to the participants in the deferred compensation plan is limited to the balance in the deferred compensation plan. The deferred compensation plan is an unfunded, unsecured promise to pay compensation in the future. At December 31, 2005 and 2004, the total assets of the plan were $874,000 and $854,000, which included an investment of $571,000 and $562,000 in the Company’s common stock. The investment in the Company’s common stock is recorded as treasury stock in the consolidated statement of stockholders’ equity. An offsetting liability is recorded in the consolidated financial statements totaling $874,000 and $854,000. The Company’s compensation expense for this plan for the years ended December 31, 2005, 2004, and 2003, totaled approximately zero, $65,000, and $65,000, respectively. All amounts contributed are subject to an underlying trust and shall be subject to the claims of the general creditors of the Company. Because certain provisions of the plan were not in compliance with the American Jobs Creation Act of 2004 (“Act”), the plan was frozen effective December 31, 2004.

In 2005, the Company established a new nonqualified deferred compensation plan in compliance with the Act for certain of its highly compensated or management employees. The new plan allows employees to contribute up to 50% of the employees’ base pay and 100% of the employees’ bonus compensation. All amounts contributed by employees vest immediately. The Company’s obligation to the participants in the deferred compensation plan is limited to the balance in the deferred compensation plan. All amounts payable by the Company are in cash only. The deferred compensation plan is an unfunded, unsecured promise to pay compensation in the future. At December 31, 2005, the plan had not been funded, however, the Company’s expense for this plan totaled $65,000 in 2005. All amounts contributed are subject to an underlying trust and shall be subject to the claims of the general creditors of the Company.

Leases

The Company leases certain of its premises and equipment under noncancellable operating leases from certain related and unrelated parties. Rent expense for the years ended December 31, 2005, 2004, and 2003, totaled approximately $4.7 million, $4.5 million, and $3.8 million, respectively. Minimum future payments under these leases at December 31, 2005, are as follows:

Years ending December 31,
(Dollars in thousands)
2006	$4,888
2007	5,012
2008	4,998
2009	4,754
2010	4,381
Thereafter	18,764

$42,797

One of the Company’s branch locations was constructed on land owned by a Director of the Company. The Company is leasing the site for an initial term of 15 years. Lease payments were approximately $79,000 in 2005, $76,000 in 2004, and $74,000 in 2003, respectively. Management believes the lease is on terms similar to other third-party commercial transactions in the ordinary course of business.

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

	As of December 31,
	2005	2004
	(Dollars in thousands)
Commitments to extend credit	$393,550	$290,490
Standby letters of credit	42,377	32,836

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

Outstanding Letter of Credit

The Company has an outstanding letter of credit from the FHLB in the amount of $13.5 million that is used to secure certain governmental deposits over and above FDIC limits. The letter of credit has an initial term of one year that will expire in June 2006 if not renewed. The letter of credit is fully collateralized by the Company’s Blanket Lien Collateral status with the FHLB as if it were a funded FHLB advance.

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

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Regulatory Matters

Bank regulations specify the level of dividends that can be paid by First Community Bank. During the year ended December 31, 2005, First Community Bank paid no dividends to First State Bancorporation. As of December 31, 2005, First Community Bank had approximately $41.0 million in retained earnings, which were available for the payment of dividends to First State Bancorporation subject to regulatory capital requirements. Future dividend payments will be dependent upon the level of earnings generated by First Community Bank and/or regulatory restrictions, if any.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in regulations and set forth in the following table) to risk-weighted assets, and of Tier I capital to average total assets (leverage ratio). Management believes, as of December 31, 2005, that the Company and subsidiary bank meet all capital adequacy requirements to which they are subject.

	As of December 31, 2005
	Actual		For capital adequacy purposes		To be considered well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk weighted assets:
Consolidated	$184,659	10.6%	$139,036	8.0%	$173,795	10.0%
Bank subsidiary	179,818	10.4%	138,847	8.0%	173,559	10.0%
Tier I capital to risk weighted assets:
Consolidated	167,246	9.6%	69,518	4.0%	104,277	6.0%
Bank subsidiary	162,405	9.4%	69,423	4.0%	104,135	6.0%
Tier I capital to average total assets:
Consolidated	167,246	8.2%	81,825	4.0%	102,281	5.0%
Bank subsidiary	162,405	8.0%	81,740	4.0%	102,175	5.0%

	As of December 31, 2004
	Actual		For capital adequacy purposes		To be considered well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk weighted assets:
Consolidated	$153,277	10.6%	$115,953	8.0%	$144,942	10.0%
Bank subsidiary	147,158	10.2%	115,746	8.0%	144,682	10.0%
Tier I capital to risk weighted assets:
Consolidated	137,946	9.5%	57,976	4.0%	86,965	6.0%
Bank subsidiary	131,827	9.1%	57,873	4.0%	86,809	6.0%
Tier I capital to average total assets:
Consolidated	137,946	7.8%	70,730	4.0%	88,412	5.0%
Bank subsidiary	131,827	7.5%	70,226	4.0%	87,783	5.0%

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Financial Information of Parent Company

The assets of the Company, as parent company, consist primarily of the investment in its subsidiary bank and a money market savings account held in the subsidiary bank. The primary sources of the parent company’s cash revenues are dividends from its subsidiary bank along with interest received from the money market account. Following are condensed financial statements of the parent company:

Condensed Statements of Condition

	As of December 31,
	2005	2004
	(Dollars in thousands)
Assets
Cash and due from banks	$3,724	$6,132
Investment in subsidiary	202,613	174,558
Goodwill	223	223
Deferred tax asset	230	214
Other assets	3,336	2,753

Total assets	$210,126	$183,880

Liabilities and equity capital
Accounts payable and accrued expenses	$976	$910
Junior subordinated debentures	48,971	38,661

Total liabilities	49,947	39,571

Equity capital	160,179	144,309

Total liabilities and equity capital	$210,126	$183,880

Condensed Statements of Operations

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Income:
Cash dividends from subsidiary	$—	$—	$—
Other income	130	90	182

Total income	130	90	182

Expenses:
Interest expense	2,820	1,700	1,546
Compensation expense	156	211	61
Legal	32	29	74
Other	563	473	485

Total expenses	3,571	2,413	2,166

Loss before income taxes and undistributed income of bank subsidiary	(3,441)	(2,323)	(1,984)
Income tax benefit	1,369	916	911
Undistributed income of bank subsidiary	23,470	16,632	15,924

Net income	$21,398	$15,225	$14,851

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$21,398	$15,225	$14,851
Adjustments to reconcile net income to cash provided (used) by operating activities:
Compensation expense	156	211	44
Undistributed income of bank subsidiary	(23,470)	(16,632)	(15,924)
Income tax benefit from exercise of options	189	363	1,843
Decrease (increase) in other assets	(599)	(81)	104
(Decrease) increase in other liabilities, net	57	84	(159)

Total adjustments	(23,667)	(16,055)	(14,092)

Net cash provided (used) by operating activities	(2,269)	(830)	759

Cash flows from financing activities:
Common stock issued	860	967	2,720
Payment to repurchase common stock	—	—	(331)
Capital contributions to subsidiary bank	(7,000)	(2,000)	(6,500)
Issuance of junior subordinated debentures	10,310	5,155	—
Dividends paid	(4,309)	(3,598)	(3,211)

Net cash provided (used) by financing activities	(139)	524	(7,322)

Increase (decrease) in cash and due from banks	(2,408)	(306)	(6,563)

Cash and due from banks at beginning of year	6,132	6,438	13,001

Cash and due from banks at end of year	$3,724	$6,132	$6,438

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

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying values and estimated fair values of the Company’s financial instruments at December 31 are as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$60,727	$60,727	$45,265	$45,265
Marketable securities available for sale	240,434	240,434	203,174	203,174
Marketable securities held to maturity	197,521	196,177	75,407	75,236
Federal Home Loan Bank and Federal Reserve Bank stock	16,357	16,357	12,344	12,344
Loans, net	1,508,514	1,498,006	1,362,464	1,362,389
Accrued interest receivable	9,043	9,043	6,947	6,947
Cash surrender value of bank owned life insurance	31,994	31,994	19,910	19,910
Financial liabilities:
Deposits	1,510,007	1,453,548	1,401,303	1,379,681
Securities sold under agreements to repurchase and federal funds purchased	229,995	229,995	69,723	69,723
FHLB advances and other	198,793	198,688	153,852	153,527
Junior subordinated debentures	48,971	48,971	38,661	38,661

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents. Carrying value approximates fair value since these instruments are payable on demand and do not present credit concerns.

Federal Home Loan Bank and Federal Reserve Bank Stock. The stock is carried at cost, which approximates market at December 31, 2005 and 2004.

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

Deposits. The estimated fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market deposits, approximates the amounts payable on demand at December 31, 2005 and 2004. The fair value of fixed maturity certificates of deposit is estimated by discounting the future contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

Securities sold under agreements to repurchase and federal funds purchased. The carrying value of securities sold under agreements to repurchase and federal funds purchased, which reset frequently to market interest rates, approximates fair value.

FHLB advances and other. Fair values for FHLB advances and other are estimated based on the current rates offered for similar borrowing arrangements at December 31, 2005 and 2004.

Junior subordinate debentures. The carrying value of junior subordinated debentures, which reset quarterly to market interest rates, approximates fair value.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Off- balance sheet items. The estimated fair values of the Company’s off-balance sheet items are not material to the fair value of financial instruments included in the consolidated balance sheets.