Form 10-Q
period 2006-03-31
FIRST STATE BANCORPORATION
filed 2006-05-10
CIK 897861

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,577,840 shares of common stock, no par value, outstanding as of May 5, 2006.

FIRST STATE BANCORPORATION AND SUBSIDIARY

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Balance Sheets

(unaudited)

(Dollars in thousands, except share and per share amounts)

	March 31, 2006	December 31, 2005
Assets
Cash and due from banks	$78,935	$60,625
Interest-bearing deposits with other banks	2,386	102
Federal funds sold	19,444	—

Total cash and cash equivalents	100,765	60,727

Investment securities:
Available for sale (at market, amortized cost of $305,591 at March 31, 2006, and $245,706 at December 31, 2005)	298,500	240,434
Held to maturity (at amortized cost, market value of $67,542 at March 31, 2006, and $196,177 at December 31, 2005)	69,592	197,521
Federal Home Loan Bank stock and Federal Reserve Bank stock, at cost	17,031	16,357

Total investment securities	385,123	454,312

Mortgage loans available for sale	15,336	18,932
Loans held for investment net of unearned interest	1,818,427	1,506,995
Less allowance for loan losses	(20,673)	(17,413)

Net loans	1,813,090	1,508,514

Premises and equipment, net	56,005	30,153
Accrued interest receivable	11,122	9,043
Other real estate owned	1,522	778
Goodwill and intangibles	76,994	43,806
Cash surrender value of bank owned life insurance	32,223	31,994
Deferred tax asset, net	—	3,612
Other assets, net	15,432	14,632

Total assets	$2,492,276	$2,157,571

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$454,476	$385,972
Interest-bearing	1,511,229	1,124,035

Total deposits	1,965,705	1,510,007

Securities sold under agreements to repurchase and federal funds purchased	135,304	229,995
Federal Home Loan Bank advances and other	109,320	198,793
Junior subordinated debentures	57,861	48,971
Deferred tax liability	609	—
Other liabilities	10,592	9,626

Total liabilities	2,279,391	1,997,392

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized; issued 18,394,375 at March 31, 2006 and 16,211,337 at December 31, 2005; outstanding 17,577,338 at March 31, 2006 and 15,394,404 at December 31, 2005	140,465	89,794
Treasury stock, at cost (817,037 shares at March 31, 2006 and 816,933 shares at December 31, 2005)	(6,352)	(6,349)
Retained earnings	83,171	80,255
Unearned compensation	—	(147)
Accumulated other comprehensive income (loss)- Unrealized loss on investment securities, net of tax	(4,399)	(3,374)

Total stockholders’ equity	212,885	160,179

Total liabilities and stockholders’ equity	$2,492,276	$2,157,571

Book value per share	$12.11	$10.41

Tangible book value per share	$7.73	$7.56

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Operations

For the three months ended March 31, 2006 and 2005

(unaudited)

(Dollars in thousands, except per share amounts)

	Three Months ended March 31, 2006	Three Months ended March 31, 2005
Interest:
Interest and fees on loans	$35,928	$23,827
Interest on marketable securities:
Taxable	4,625	2,520
Non-taxable	574	366
Federal funds sold	191	16
Interest-bearing deposits with other banks	94	25

Total interest income	41,412	26,754

Interest expense:
Deposits	10,199	5,416
Short-term borrowings	2,063	806
Long-term debt	857	629
Junior subordinated debentures	1,043	562

Total interest expense	14,162	7,413

Net interest income	27,250	19,341
Provision for loan losses	(2,729)	(1,075)

Net interest income after provision for loan losses	24,521	18,266
Non-interest income:
Service charges on deposit accounts	1,772	1,088
Other banking service fees	227	181
Credit and debit card transaction fees	627	485
Loss on sale or call of investment securities	(140)	—
Check imprint income	132	150
Gain on sale of mortgage loans	1,216	924
Other	506	416

Total non-interest income	4,340	3,244

Non-interest expenses:
Salaries and employee benefits	10,602	7,604
Occupancy	2,679	1,964
Data processing	1,253	816
Credit and debit card interchange	22	—
Equipment	1,383	1,048
Legal, accounting, and consulting	1,217	421
Marketing	1,031	565
Telephone	383	289
Supplies	340	218
Delivery	256	216
Other real estate owned	63	30
FDIC insurance premiums	51	49
Amortization of intangibles	325	27
Check imprint expense	173	164
Other	2,311	1,365

Total non-interest expenses	22,089	14,776

Income before income taxes	6,772	6,734
Income tax expense	2,450	2,428

Net income	$4,322	$4,306

Earnings per share:
Basic earnings per share	$0.25	$0.28

Diluted earnings per share	$0.24	$0.28

Dividends per common share	$0.08	$0.07

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Comprehensive Income

For the three months ended March 31, 2006 and 2005

(unaudited)

(Dollars in thousands)

	Three months ended March 31, 2006	Three months ended March 31, 2005
Net Income	$4,322	$4,306
Other comprehensive loss, net of tax - unrealized holding losses on securities available for sale arising during period	(1,115)	(1,919)
Reclassification adjustment for losses included in net income	90	—

Total comprehensive income	$3,297	$2,387

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the three months ended March 31, 2006 and 2005

(unaudited)

(Dollars in thousands)

	Three Months ended March 31, 2006	Three Months ended March 31, 2005
Operating activities:
Net Income	$4,322	$4,306

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,729	1,075
Net (gain) loss on sale of other real estate owned	19	(23)
Depreciation and amortization	1,754	1,231
Share-based compensation expense	337	36
Loss on sale of investment securities available for sale	140	—
Loss on disposal of premises and equipment	1	—
Income tax benefit of share options exercised	—	24
Increase in bank owned life insurance cash surrender value	(229)	(205)
Amortization of securities, net	(345)	338
Amortization of core deposit intangible	325	27
Mortgage loans originated for sale	(82,173)	(57,038)
Proceeds from sale of mortgage loans available for sale	87,016	59,177
Excess tax benefits from share-based compensation	(160)	—
Deferred taxes	93	(186)
Decrease (increase) in accrued interest receivable	119	(1,182)
Decrease in other assets, net	551	1,740
Increase (decrease) in other liabilities, net	(1,351)	2,077

Total adjustments	8,826	7,091

Net cash provided by operating activities	13,148	11,397

Cash flows from investing activities:
Net increase in loans	(84,303)	(50,193)
Purchases of investment securities carried at amortized cost	(24,908)	(5,000)
Maturities of investment securities carried at amortized cost	207,047	2,966
Purchases of investment securities carried at market	(55,971)	(17,591)
Maturities of investment securities carried at market	8,672	1,591
Sale of investment securities available for sale	100,211	—
Purchases of premises and equipment	(3,100)	(680)
Proceeds from sale of and payments on other real estate owned	347	320
Proceeds from the sale of fixed assets	8	—
Net cash received in business acquisitions	25,245	—

Net cash provided (used) by investing activities	173,248	(68,587)

Cash flows from financing activities:
Net increase in interest-bearing deposits	27,404	10,392
Net increase in non-interest-bearing deposits	18,496	2,257
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(94,691)	(31,212)
Proceeds from Federal Home Loan Bank advances	50,000	209,500
Payments on Federal Home Loan Bank advances	(146,288)	(117,008)
Proceeds from common stock issued	585	248
Costs associated with issuance of common stock	(618)	—
Excess tax benefits from share-based compensation	160	—
Dividends paid	(1,406)	(1,076)

Net cash provided (used) by financing activities	(146,358)	73,101

Increase in cash and cash equivalents	40,038	15,911
Cash and cash equivalent at beginning of period	60,727	45,265

Cash and cash equivalents at end of period	$100,765	$61,176

Supplemental disclosure of noncash investing and financing activities:
Additions to other real estate owned in settlement of loans	$913	$412

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,402	$7,052

Cash paid for income taxes	$—	$325

(Continued)

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the three months ended March 31, 2006 and 2005

(unaudited)

(Dollars in thousands)

(continued)

	Three Months ended March 31, 2006	Three Months ended March 31, 2005
Noncash financing and investing activities:
Stock options issued in connection with the acquisitions of Access and NMFC	992	—
Stock issued for the acquisitions	49,362	—
Summary of assets acquired, and liabilities assumed through acquisitions:
Cash and cash equivalents	25,245	—
Investment securities	167,480	—
Net loans	228,757	—
Accrued interest receivable	2,199	—
Goodwill and intangibles	33,513	—
Premises and equipment	24,251	—
Other assets, net	1,942	—
Deferred tax liability	(4,926)	—
Deposits	(409,797)	—
FHLB advances	(6,808)	—
Junior subordinated debentures	(8,934)	—
Other liabilities	(2,568)	—

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Notes to Consolidated Condensed Financial Statements

(unaudited)

1. Consolidated Condensed Financial Statements

The accompanying consolidated condensed financial statements of First State Bancorporation and subsidiary (the “Company”) are unaudited and include our accounts and those of our wholly owned subsidiary, First Community Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated. Information contained in our consolidated condensed financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Our consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

2. Acquisitions

On January 3, 2006, we acquired 100 percent of the outstanding common shares of Access Anytime Bancorp, Inc. (“Access”). The results of Access’s operations have been included in the consolidated financial statements since that date. Subsequent to the acquisition, Access and its wholly owned subsidiary, AccessBank, were merged with and into the Company and the Bank, respectively. Access was the thrift holding company of AccessBank (formerly FirstBank). AccessBank was a federally chartered stock savings bank conducting business from nine-full service banking locations in Albuquerque, Clovis, Gallup, Portales, and Las Cruces, New Mexico and one branch location in Sun City, Arizona. As a result of the acquisition, we gain the opportunity to expand our footprint to attractive markets with the expectation that the increased scale and scope resulting from the acquisition will strengthen the Bank’s market position. We also expect to reduce costs through economies of scale.

The aggregate purchase price of Access was approximately $32.7 million, including approximately $31.7 million of common stock and approximately $992,000 related to outstanding options at the date of acquisition. As a result of the acquisition, we issued 1,416,940 shares of common stock valued at $22.37 per share determined based on the average market price of the Company’s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced on August 31, 2005. We assumed 74,196 options with a weighted average fair value of approximately $13.37 determined based on the market price of the Company’s common stock on the date of acquisition of $24.29.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands). We are in the process of finalizing the purchase accounting for the acquisition; thus, the allocation of the purchase price is subject to changes.

At January 3, 2006

Cash and cash equivalents	$17,764
Investments	110,567
Loans	194,979
Premises and equipment	14,853
Intangible assets	6,378
Goodwill	19,066
Other assets	2,744

Total assets acquired	366,351
Deposits	314,206
Borrowings	6,808
Junior subordinated debentures	8,934
Deferred tax liability	2,341
Other liabilities	1,374

Total liabilities	333,663

Net assets acquired	$32,688

Of the $6.4 million of acquired intangible assets, the total amount was assigned to the core deposit premium intangible, subject to amortization. The core deposit premiums are being amortized over their estimated useful lives of ten years.

Of the goodwill recognized in the acquisition of approximately $19.1 million, approximately $9.8 million is not expected to be deductible for tax purposes.

On January 10, 2006, we acquired 100 percent of the outstanding common shares of New Mexico Financial Corporation (“NMFC”). The results of NMFC’s operations have been included in the consolidated financial statements since that date. Subsequent to the acquisition, NMFC and its wholly owned subsidiary, Ranchers Banks, were merged with and into the Company and the Bank, respectively. NMFC was a New Mexico bank holding company that operated through its wholly owned subsidiary, Ranchers Banks. Ranchers Banks conducted business from nine branches serving communities in central New Mexico. As a result of the acquisition, we anticipate that the increased scale and scope resulting from the acquisition will strengthen the Bank’s current market position. We also expect to reduce costs through economies of scale.

The purchase price of $17.7 million was determined based on 9,783 outstanding shares of NMFC common stock and a purchase price of $2,044.36 per share less the purchase of $2.7 million in treasury shares. As a result of the acquisition, we issued 717,812 shares of common stock valued at $24.61 per share determined based on the average market price of the Company’s common shares over the 2-day period before and after the measurement date of November 18, 2005 on which our stock price caused the exchange ratio to fall below the minimum exchange ratio of 84.83 through closing pursuant to the terms of the purchase agreement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands). We are in the process of finalizing the purchase accounting for the acquisition; thus, the allocation of the purchase price is subject to changes.

At January 10, 2006

Cash and cash equivalents	$7,481
Investments	56,913
Loans	33,778
Premises and equipment	9,398
Intangible assets	3,580
Goodwill	4,489
Other assets	1,397

Total assets acquired	117,036
Deposits	95,591
Deferred tax liability	2,585
Other liabilities	1,194

Total liabilities	99,370

Net assets acquired	$17,666

Of the $3.6 million of acquired intangible assets, the total amount was assigned to the core deposit premium intangible, subject to amortization. The core deposit premiums are being amortized over their estimated useful lives of ten years.

The goodwill recognized in the acquisition of approximately $4.5 million is not expected to be deductible for tax purposes.

Pro Forma Financial Information

The unaudited pro forma financial information assumes that the acquisitions were consummated on January 1 of the earliest indicated period. The pro forma adjustments are based on information available and certain assumptions that we believe are reasonable. Certain acquisition related adjustments are not included in the pro forma information since they were recorded after completion of the acquisitions and are not indicative of what the historical results of the combined company would have been had our companies actually been combined during the periods presented. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of future operations that would have been achieved had the acquisition taken place at the beginning of 2005. Pro forma information follows:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(dollars in thousands except per share amounts)
Interest income:
Interest and fees on loans	$35,928	$28,649
Interest on marketable securities:
Taxable securities	4,625	4,495
Non-taxable securities	574	372
Federal funds sold and interest bearing deposits	285	48

Total interest income	$41,412	$33,564

Interest expense:
Deposits	10,199	6,962
Short-term borrowings	2,063	935
Long-term debt	857	629
Junior subordinated debentures	1,043	703

Total interest expense	14,162	9,229

Net interest income	27,250	24,335
Provision for loan losses	(2,729)	(1,225)

Net interest income after provision for loan losses	24,521	23,110

Non-interest income	4,340	4,259
Non-interest expenses	22,089	18,964

Income before income taxes	6,772	8,405
Income tax expense	2,450	3,030

Net income	$4,322	$5,375

Basic earnings per share	$0.25	$0.31

Diluted earnings per share	$0.24	$0.30

3. New Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” SFAS 123R is a revision of SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB 25. Among other provisions, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. For calendar years companies, the effective date of SFAS 123R is January 1, 2006.

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

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement reduces net operating cash flows and increases net financing cash flows in periods after the effective date. In addition, SFAS 123R requires that any unearned or deferred compensation related to share-based awards be eliminated against the appropriate equity account. As such, effective January 1, 2006, we reclassified $147,000 of unearned compensation to common stock.

We adopted SFAS 123R using the modified prospective method, effective January 1, 2006, and recorded approximately $306,000 of pretax stock based compensation expense for the three months ended March 31, 2006.

See Note 4 Share-Based Compensation, for further explanation of the implementation of SFAS 123R.

On November 3, 2005, the FASB issued FASB Staff Position (“FSP”) FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (FSP 115-1). FSP 115-1 provides accounting guidance regarding the determination of when an investment is considered impaired (i.e., fair value is less than amortized cost), whether that impairment is other-than-temporary, and the measurement of an impairment loss recognized in earnings if the impairment is other-than-temporary. FSP 115-1 includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures of quantitative and qualitative factors of debt and marketable equity securities classified as available-for-sale or held-to-maturity that are in an unrealized loss position at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. The guidance in FSP 115-1 is applicable for investments in debt and equity securities that are within the scope of SFAS 115 and SFAS 124. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 did not have a material impact on the Company’s consolidated financial statements.

4. Share-Based Compensation

Effective on January 1, 2006, we adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all share-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants was determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS 123 as amended by SFAS 148. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock. Such fair values will be recognized as compensation expense over the requisite service period, net of estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred. In conjunction with the adoption of SFAS 123R, we changed our method of attributing the value of share-based compensation to expense from the accelerated multiple-option approach to the straight-line single options method for all future share-based grants. Compensation expense for all share-based payment awards granted on or prior to January 1, 2006 will continue to be recognized using the accelerated multiple-option approach.

Effective June 6, 2003, the stockholders of the Company approved and the Company adopted the First State Bancorporation 2003 Equity Incentive Plan (2003 Plan), which provides for the granting of options to purchase up to 1,500,000 shares of the Company’s common stock. Exercise dates and prices for the options are set by a committee of the Board of Directors. The 2003 Plan also provides that stock options (which may be incentive stock options or non-qualified stock options), restricted stock, stock appreciation rights, and other awards that are valued by reference to Company common stock may be issued. These options vest over a five-year period from the date of grant unless otherwise stated and have a contractual term of the shorter of the term set in the option agreement or ten years. The 2003 Plan replaced the First State Bancorporation 1993 Stock Option Plan (1993 Plan), and all unissued options from the 1993 Plan are included in the total number of shares available for grant under the 2003 Plan. New shares of the Company’s common stock are issued upon exercise of options. In connection with the acquisition, the Company assumed the stock option plan of Access Anytime Bancorp, Inc. All outstanding options under the assumed plan were fully vested at the date of acquisition.

For the three months ended March 31, 2006, the Company recorded approximately $306,000 of pretax share-based compensation expense associated with outstanding unvested stock options in salaries and employee benefits in the accompanying consolidated condensed statements of operations. The recorded income tax benefit associated with this compensation expense was approximately $59,000. As of March 31, 2006, there was approximately $2.6 million of remaining unamortized share-based compensation expense associated with unvested stock options which will be expensed over the remaining service periods through March 2011.

The following table summarizes our stock option activity during the three months ended March 31, 2006:

	Shares	Weighted average exercise price
Outstanding at December 31, 2005	1,347,700	$14.58
Granted	30,000	25.60
Assumed	74,196	11.81
Exercised	(33,500)	11.91
Forfeited	(80,000)	16.07

Outstanding at March 31, 2006	1,338,396	$14.65

Options exercisable at March 31, 2006	528,396	$11.22

The total pretax intrinsic value of options exercised during the three months ended March 31, 2006 was $434,074. Total cash received from the exercise of options during the three months ended March 31, 2006 was $399,025.

Outstanding options at March 31, 2006 are as follows:

Grant price	Options outstanding	Weighted average remaining life	Weighted average exercise price	Aggregate intrinsic value	Options exercisable	Weighted average exercise price	Aggregate intrinsic value
$ 3.00 – 10.00	222,692	2.07	$6.15	$4,545,144	222,692	$6.15	$4,545,144
10.01 – 15.00	326,794	7.41	14.34	3,994,367	122,794	13.27	1,631,932
15.01 – 20.00	683,910	7.92	16.04	7,196,481	182,910	16.01	1,929,701
Over 20.01	105,000	9.70	24.58	208,050	—	24.58	—

	1,338,396	6.96	$14.65	$15,944,042	528,396	$11.22	$8,106,777

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $26.56 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

On February 9, 2006, we granted 30,000 options at $25.60 per share. We estimated the weighted average fair value of these options granted to be approximately $8.80, using the Black-Scholes options pricing model with the following weighted average assumptions:

Three Months Ended March 31, 2006
Risk-free interest rate	4.54%
Expected dividend yield	1.25%
Expected term (years)	6
Expected volatility	31.40%

Prior to January 1, 2006, we applied the intrinsic value-based method of accounting prescribed by APB 25 and related interpretations in accounting for our fixed plan stock options. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Had compensation costs been determined consistent with the fair value method of SFAS 123 at the grant dates for awards, our net income and earnings per common share would have changed to the pro forma amounts indicated below.

Three Months Ended March 31, 2005
(Dollars in thousands, except per share amounts)
Net income as reported:	$4,306
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	24
Deduct: Total share-based employee compensation expense determined under fair value-based method for awards, net of related tax effects	(320)

Pro forma net income	$4,010

Earnings per share:
Basic – as reported	$0.28

Basic – pro forma	$0.26

Diluted – as reported	$0.28

Diluted – pro forma	$0.26

In June 2003, we granted 3,000 shares of restricted stock at a fair value of $13.02 per share, in October 2003, we granted 26,000 shares of restricted stock at a fair value of $15.71 per share, in January 2005, we granted 6,376 shares of restricted stock at a fair value of $17.38 per share, and in January 2006, we granted 7,521 shares of restricted stock at a fair value of $23.79 per share, pursuant to the 2003 plan. The June 2003, January 2005, and January 2006 restricted stock vests over a five-year period from the date of grant and the October 2003 restricted stock vests over a four-year period from the date of grant.

For the three months ended March 31, 2006 and 2005, we recorded approximately $31,000 and $36,000, respectively, of pretax share-based compensation expense associated with restricted stock awards in salaries and employee benefits in the accompanying consolidated condensed statements of operations. As of March 31, 2006, there was approximately $295,000 of remaining unamortized share-based compensation expense associated with restricted stock awards which will be expensed over the remaining service periods through January 2011.

5. Earnings per Common Share

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

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months ended March 31:

	Three Months Ended March 31,
	2006			2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except share and per share amounts)
Basic EPS:
Net income	$4,322	17,453,734	$0.25	$4,306	15,370,536	$0.28

Effect of dilutive securities
Options	—	348,475		—	192,998

Diluted EPS:
Net income	$4,322	17,802,209	$0.24	$4,306	15,563,534	$0.28

6. Treasury Stock

Our Board of Directors has authorized us to purchase up to 1,050,000 shares of our common stock in the open market. As of March 31, 2006, we have purchased 784,100 shares. We did not purchase any additional shares during the three months ended March 31, 2006. We may purchase additional shares, the amount of which will be determined by market conditions. We sponsor a deferred compensation plan, which is included in the consolidated financial statements. At March 31, 2006, the assets of the deferred compensation plan included 32,937 shares of Company common stock.

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

Consolidated Condensed Balance Sheets

Our total assets increased by $334.7 million from $2.158 billion as of December 31, 2005 to $2.492 billion as of March 31, 2006. The increase in total assets is primarily due to $483.4 million in assets acquired in the acquisitions of Access and NMFC, which included loans of approximately $228.8 million, investments of approximately $167.5 million, premises and equipment of $24.3 million, goodwill and intangibles of approximately $33.5 million, offset by the sale of approximately $100.2 million of the investments acquired from Access, the proceeds of which were used to pay down our borrowings in the first quarter of 2006. The remaining decrease in total assets is due to the maturities of approximately $125.8 million in short-term investments purchased in the fourth quarter of 2005 to satisfy pledging requirements of securities sold under agreements to repurchase which decreased significantly during the first quarter offset by an increase in net loans of $75.8 million during the quarter.

The following table presents the amounts of our loans, by category, at the dates indicated.

	March 31, 2006		December 31, 2005		March 31, 2005
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$226,733	12.4%	$201,816	13.2%	$170,666	12.0%
Real estate - commercial	841,680	45.9%	725,245	47.5%	702,038	49.3%
Real estate – one- to four-family	233,469	12.7%	170,158	11.2%	201,915	14.1%
Real estate - construction	453,956	24.8%	381,888	25.1%	303,893	21.3%
Consumer and other	62,589	3.4%	27,888	1.8%	28,763	2.0%
Mortgage loans available for sale	15,336	0.8%	18,932	1.2%	17,798	1.3%

Total	$1,833,763	100.0%	$1,525,927	100.0%	$1,425,073	100.0%

We utilize deposits and Federal Home Loan Bank advances as our main sources of funding for loans and investments. Deposits increased by $455.7 million from $1.510 billion as of December 31, 2005 to $1.966 billion as of March 31, 2006, primarily due to $409.8 million in deposits from the acquisitions of Access and NMFC and approximately $45.9 million in deposit growth for the quarter. The increase in deposits for the first quarter of 2006 is net of $30 million in brokered certificates of deposit which matured and were not renewed at the option of the Bank. Securities sold under agreements to repurchase decreased $94.7 million from $230.0 million at December 31, 2005 to $135.3 million at March 31, 2006, due primarily to two customers that removed excess cash from the Bank during the first quarter. The decrease in securities sold under agreements to repurchase was anticipated as two local governmental entities had approximately $150 million at December 31, 2005 that was expected to decrease during the first quarter of 2006. Federal Home Loan Bank advances and other decreased $89.5 million from $198.8 million at December 31, 2005 to $109.3 million at March 31, 2006. The decrease in Federal Home Loan Bank advances and other is directly related to selling approximately $100.2 million of the investments acquired from Access and using the proceeds to pay down our borrowings during the first quarter of 2006. Junior subordinated debentures increased by $8.9 million, due to the acquisition of Access and their outstanding junior subordinated debentures.

The following table represents customer deposits, by category, at the dates indicated.

	March 31, 2006		December 31, 2005		March 31, 2005
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Non-interest-bearing	$454,476	23.1%	$385,972	25.6%	$319,986	22.6%
Interest-bearing demand	329,344	16.8%	276,947	18.3%	259,664	18.4%
Money market savings accounts	249,759	12.7%	190,930	12.6%	229,329	16.2%
Regular savings	116,368	5.9%	74,831	5.0%	72,535	5.1%
Certificates of deposit less than $100,000	361,817	18.4%	240,626	15.9%	218,971	15.5%
Certificates of deposit greater than $100,000	453,941	23.1%	340,701	22.6%	313,467	22.2%

Total	$1,965,705	100.0%	$1,510,007	100.0%	$1,413,952	100.0%

Consolidated Results of Operations For the Three Months Ended March 31, 2006

Our net income for the three months ended March 31, 2006, was $4.3 million, or $0.24 per diluted share, compared to $4.3 million or $0.28 per diluted share for the same period in 2005. Our annualized return on average assets was 0.70% for the three months ended March 31, 2006, compared to 0.94% for the same period of 2005.

Our net interest income increased $7.9 million to $27.3 million for the first quarter of 2006 compared to $19.3 million for the first quarter of 2005. This increase was composed of a $14.7 million increase in total interest income, partially offset by a $6.7 million increase in total interest expense.

This increase in interest income was composed of an increase of $8.9 million due to increased average interest earning assets of $577.8 million, and an increase of $5.8 million due to a 0.99% increase in the yield on average interest-earning assets. The increase in average interest-earning assets primarily occurred in loans and investment securities. Of the total increase in average loans of $397.3 million, approximately $166.5 million of the increase was made possible by new loan production and our successful efforts to attract new customers and approximately $230.8 million was directly a result of the loans acquired from Access and NMFC. The increase in our investment securities of approximately $168.1 million is composed of approximately $67.9 million in purchases of new securities to satisfy collateral pledging requirements in addition to an increase of approximately $100.2 million as a result of the investments acquired from Access and NMFC.

The increase in total interest expense was composed of an increase of $2.2 million due to increased average interest-bearing liabilities of $472.1 million and an increase of $4.5 million due to a 0.92% increase in the cost of interest-bearing liabilities. The increase in average interest-bearing liabilities was due to an increase in average interest-bearing deposits of $412.2 million, an increase in average federal funds purchased and securities sold under agreements to repurchase of $94.4 million, and an increase in average junior subordinated debentures of $19.2 million, partially offset by a decrease in average short-term borrowings of $49.9 million. The increase in average interest-bearing deposits is composed of approximately $51.1 million as a result of our success in increasing market share in New Mexico and Colorado and approximately $361.1 million was directly a result of the interest bearing deposits acquired from Access and NMFC. The increase in average federal funds purchased and securities sold under agreements to repurchase was due to an increase in the number of higher dollar securities sold under agreements to repurchase accounts due to a significant increase in the rates paid on those accounts. The increase in average junior subordinated debentures was primarily due to the $10.3 million of additional junior subordinated debentures issued in the second quarter of 2005 in addition to the acquisition of Access and their outstanding junior subordinated debentures of approximately $8.9 million. The decrease in average short-term borrowings was due to the increased liquidity resulting from the acquisitions of Access and NMFC and the sale of approximately $100.2 of acquired investments.

The increase in yield on interest earning assets of 0.99% reflects the impact of the Federal Reserve Bank’s increase of the discount rate throughout 2005 and into 2006. The discount rate has increased 250 basis points since the beginning of 2005. The increase in the discount rate contributes to a corresponding increase in the prime rate. A substantial portion of our loan portfolio consists of adjustable rate loans whose rates are adjusted based upon the then prevailing prime rate. The increase in the prime rate has led to a corresponding increase in the yield on our loan portfolio. We expect that the Federal Reserve Bank rate increases in the first quarter of 2006 will cause the yield on our loan portfolio to continue to increase slightly in the coming months as existing loans reprice.

The increase in our cost of interest bearing liabilities is a result of higher interest payments made to our deposit and repurchase agreement customers as well as higher interest rates paid on our borrowings. The interest rate that we pay to our deposit and repurchase agreement customers is influenced by the level of the discount rate. As a result of the increases in the discount rate made by the Federal Reserve Bank throughout 2005 and into 2006, we have increased the interest rates that we pay on our customers’ deposits and repurchase agreements and increased the corresponding interest payments to these customers. In addition, the increase in the discount rate has corresponded to an increase in interest expense related to our borrowings as the majority of our borrowings mature within one year and are being replaced with short-term borrowings at the higher current rates.

We believe that the competitive environment for deposits will significantly determine the impact on the net interest margin of changes in interest rates. During the quarter ended March 31, 2006, the net interest margin increased by 0.24% over the quarter ended March 31, 2005 due primarily to Federal Reserve Bank rate increases and the acquisitions of Access and NMFC. The amortization of the purchase accounting adjustments related to the acquisitions of Access and NMFC increased the net interest margin by 10 basis points during the first quarter of 2006 and is expected to continue to have a positive impact during the remainder of 2006 of approximately 7 to 9 basis points at the current level of average interest earning assets. The extent of future increases in our net interest margin will depend on the amount and timing of any further Federal Reserve Bank increases, the level of borrowings to fund loan growth and our ability to manage the cost of interest-bearing liabilities, and stay competitive in the markets we serve.

Our provision for loan losses was $2.7 million for the first quarter of 2006, compared to $1.1 million for the first quarter of 2005. The increase is a result of significant new loan production during the first quarter of 2006 and an increase in charge-offs. Net charge-offs for the first quarter of 2006 were $1.6 million compared to $364,000 for the first quarter of 2005. The allowance for loan losses to total loans held for investment was 1.14% and the ratio of allowance for loan losses to non-performing loans was 252% at March 31, 2006, compared to the allowance for loan losses to total loans held for investment of 1.14% and the ratio of allowance for loan losses to non-performing loans of 243% at March 31, 2005. Total non-performing assets to total assets were 0.39% at March 31, 2006, compared to 0.42% at March 31, 2005. We provide for loan losses based upon our judgments concerning the adequacy of the allowance for loan losses considering such factors as loan growth, delinquency trends, previous charge-off experience, and local and national economic conditions.

Our total non-interest income increased by $1.1 million to $4.3 million for the three months ended March 31, 2006, compared to $3.2 million for the same period of 2005. The acquisitions of Access and NMFC contributed approximately $519,000 toward the overall increase in non-interest income. Service charges on deposit accounts increased approximately $684,000, compared to the first quarter of 2005, of which approximately $311,000 related to the acquisitions of Access and NMFC, income from credit and debit transaction fees increased by $142,000 compared to the first quarter of 2005, and the gain on sale of mortgage loans increased approximately $292,000 over the first quarter of 2005. In addition, non-interest income for the first quarter of 2006 includes the loss on sale of securities of $140,000, resulting from the sale of approximately $100.2 million of investments acquired in the Access acquisition, compared to no gain or loss in the first quarter of 2005.

Our total non-interest expenses increased by $7.3 million to $22.1 million for the first quarter of 2006, compared to $14.8 million for the same period of 2005. The acquisitions of Access and NMFC contributed approximately $2.9 million toward the overall increase in non-interest expenses. Salaries and benefits increased $3.0 million, primarily due to approximately $1.5 million related to the acquisitions of Access and NMFC, and a severance payment of $215,000 related to the resignation of the Company’s former Chief Credit Officer. Occupancy increased $715,000, data processing increased $437,000, legal, accounting, and consulting increased $796,000, marketing expense increased $466,000, amortization of intangibles increased $298,000 and other expenses increased $946,000 over the first quarter of 2005. The increase in occupancy includes approximately $80,000 related to signage changes for the acquired branches of Access and NMFC as well as the change in name of the Company’s subsidiary bank from First State Bank N.M. to First Community Bank. Consulting expenses of approximately $275,000 were incurred in the first quarter of 2006 for implementation of new information systems related to the acquisitions in addition to approximately $250,000 for assistance with conversion of the Access and NMFC core banking applications. Marketing expenses in the first quarter of 2006 include approximately $120,000 of direct advertising to promote the acquisitions jointly with the bank name change. The increase in other non-interest expenses include approximately $200,000 of loan related appraisal fees, which are not expected to be recurring, and approximately $95,000 of foreign debit card fraud.

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

ALLOWANCE FOR LOAN LOSSES:	Three months ended March 31, 2006	Twelve months ended December 31, 2005	Three months ended March 31, 2005
	(Dollars in thousands)
Balance beginning of period	$17,413	$15,331	$15,331
Allowance related to acquired loans	2,128	—	—
Provision for loan losses	2,729	3,920	1,075
Net charge-offs	(1,597)	(1,838)	(364)

Balance end of period	$20,673	$17,413	$16,042

Allowance for loan losses to total loans held for investment	1.14%	1.16%	1.14%
Allowance for loan losses to non performing loans	252%	259%	243%

NON-PERFORMING ASSETS:	March 31, 2006	December 31, 2005	March 31, 2005
	(Dollars in thousands)
Accruing loans – 90 days past due	$42	$21	$5
Non-accrual loans	8,156	6,698	6,609

Total non-performing loans	8,198	6,719	6,614
Other real estate owned	1,522	778	1,370

Total non-performing assets	$9,720	$7,497	$7,984

Potential problem loans	$30,942	$17,684	$22,197
Total non-performing assets to total assets	0.39%	0.35%	0.42%

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

	Three Months Ended March 31,
	2006			2005
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$227,059	$4,741	8.47%	$166,065	$2,661	6.50%
Real estate—mortgage	1,155,973	21,931	7.69%	975,347	16,333	6.79%
Real estate—construction	323,336	7,433	9.32%	204,277	3,883	7.71%
Consumer	65,165	1,552	9.66%	28,697	708	10.01%
Mortgage	16,161	271	6.80%	16,525	242	5.94%
Other	1,383	—	—	876	—	—

Total loans	1,789,077	35,928	8.14%	1,391,787	23,827	6.94%
Allowance for loan losses	(19,914)			(15,673)
Securities:
U.S. government and mortgage-backed	407,865	4,420	4.39%	258,664	2,391	3.75%
State and political subdivisions:
Non-taxable	44,321	574	5.25%	27,978	366	5.31%
Other	17,446	205	4.77%	14,893	129	3.51%

Total securities	469,632	5,199	4.49%	301,535	2,886	3.88%
Interest-bearing deposits with other banks	5,938	94	6.42%	4,834	25	2.10%
Federal funds sold	14,157	191	5.47%	2,861	16	2.27%

Total interest-earning assets	2,278,804	41,412	7.37%	1,701,017	26,754	6.38%
Non-interest-earning assets:
Cash and due from banks	71,299			57,620
Other.	189,365			116,097

Total non-interest-earning assets	260,664			173,717

Total assets	$2,519,554			$1,859,061

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$323,586	$869	1.09%	$261,092	$445	0.69%
Certificates of deposit > $100,000	435,486	4,154	3.87%	316,742	2,445	3.13%
Certificates of deposit < $100,000	384,070	3,210	3.39%	223,310	1,542	2.80%
Money market savings accounts	245,724	1,657	2.73%	219,729	830	1.53%
Regular savings accounts	114,775	309	1.09%	70,554	154	0.89%

Total interest-bearing deposits	1,503,641	10,199	2.75%	1,091,427	5,416	2.01%
Federal funds purchased and securities sold under agreements to repurchase	148,503	1,347	3.68%	54,068	66	0.50%
Short-term borrowings	60,794	716	4.78%	110,677	740	2.71%
Long-term debt	94,761	857	3.67%	98,579	629	2.59%
Junior subordinated debentures	57,861	1,043	7.31%	38,661	562	5.90%

Total interest-bearing liabilities	1,865,560	14,162	3.08%	1,393,412	7,413	2.16%
Non-interest-bearing demand accounts	431,994			311,466
Other non-interest-bearing liabilities	10,124			7,401

Total liabilities	2,307,678			1,712,279
Stockholders’ equity	211,876			146,782

Total liabilities and stockholders’ equity	$2,519,554			$1,859,061

Net interest income		$27,250			$19,341

Net interest spread			4.29%			4.22%
Net interest margin			4.85%			4.61%
Ratio of average interest-earning assets to average interest-bearing liabilities			122.15%			122.08%

To effectively measure and manage interest rate risk, we use gap analysis and simulation analysis to determine the impact on net interest income under various interest rate scenarios, balance sheet trends, and strategies. From these analyses, we quantify interest rate risk and we develop and implement appropriate strategies. Additionally, we utilize duration and market value sensitivity measures when these measures provide added value to the overall interest rate risk management process. The overall interest rate risk position and strategies are reviewed by management and the Board of Directors of First Community Bank on an ongoing basis.

Rising and falling interest rate environments can have various impacts on a bank’s net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank’s various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of March 31, 2006, our cumulative interest rate gap for the period up to three months was a positive $275.7 million and for the period up to one year was a positive $88.2 million. Based solely on our interest rate gap of twelve months or less, our net income could be unfavorably impacted by decreases in interest rates or favorably impacted by increases in interest rates.

The following table sets forth our estimate of maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at March 31, 2006. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with accounting principles generally accepted in the United States of America. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Less than three months	Three months to less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$9,810	$46,686	$251,360	$77,267	$385,123
Interest-bearing deposits with other banks	657	198	1,531	—	2,386
Federal funds sold	19,444	—	—	—	19,444
Loans:
Commercial	137,417	30,166	53,010	6,140	226,733
Real estate	809,996	168,466	414,221	151,758	1,544,441
Consumer	7,511	7,155	25,894	22,029	62,589

Total interest-earning assets	$984,835	$252,671	$746,016	$257,194	$2,240,716

Interest-bearing liabilities:
Savings and NOW accounts	$139,095	$164,070	$303,164	$89,142	$695,471
Certificates of deposit greater than $100,000	200,358	116,033	135,213	2,337	453,941
Certificates of deposit less than $100,000	75,354	156,707	127,134	2,622	361,817
Securities sold under agreements to repurchase	135,304	—	—	—	135,304
FHLB advances and other	101,142	3,426	4,225	527	109,320
Junior subordinated debentures	57,861	—	—	—	57,861

Total interest-bearing liabilities	$709,114	$440,236	$569,736	$94,628	$1,813,714

Interest rate gap	$275,721	$(187,565)	$176,280	$162,566	$427,002

Cumulative interest rate gap at March 31, 2006	$275,721	$88,156	$264,436	$427,002

Cumulative gap ratio at March 31, 2006	1.39	1.08	1.15	1.24

Item 4. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2006, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures and internal control over financial reporting are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II. – OTHER INFORMATION

Item 5. Other Information.

On April 16, 2006, the Company’s Board of Directors approved the second amendment to the 2003 Equity Incentive Plan. The amendment provides that no award granted under the 2003 Equity Incentive Plan may be repriced. The amendment is included in the exhibits filed herein.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (8)

2.2	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation and Ranchers Banks. (9)

2.3	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (10)

3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (6)

3.3	Amended Bylaws of First State Bancorporation. (2)

4	Shareholder Protection Rights Agreement dated October 25, 1996. (3)

10.1	Executive Employment Agreement. (5)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (4)

10.3	Deferred Compensation Agreement. (2) (Participation and contributions to this Plan have been frozen as of December 31, 2004)

10.4	First Amendment to Executive Employment Agreement. (7)

10.5	Officer Employment Agreement. (7)

10.6	First Amendment to Officer Employment Agreement. (7)

10.7	First State Bancorporation Deferred Compensation Plan. (6)

10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (11)

10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. *

10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. *

10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (12)

10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (13)

14	Code of Ethics for Executives. (2)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003.
(3)	Incorporated by reference from First State Bancorporation’s Form 8-A filed on November 21, 1996.
(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003.

(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001.
(6)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.
(7)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2005.
(8)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(9)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(10)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed January 20, 2006.
(12)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997, SEC file No. 333-28217.
(13)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003, SEC file No. 333-104906.
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST STATE BANCORPORATION

Date: May 10, 2006	By:	/s/ Michael R. Stanford
Michael R. Stanford, President & Chief Executive Officer

Date: May 10, 2006	By:	/s/ Christopher C. Spencer
Christopher C. Spencer, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (8)

2.2	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation and Ranchers Banks. (9)

2.3	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (10)

3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (6)

3.3	Amended Bylaws of First State Bancorporation. (2)

4	Shareholder Protection Rights Agreement dated October 25, 1996. (3)

10.1	Executive Employment Agreement. (5)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (4)

10.3	Deferred Compensation Agreement. (2) (Participation and contributions to this Plan have been frozen as of December 31, 2004)

10.4	First Amendment to Executive Employment Agreement. (7)

10.5	Officer Employment Agreement. (7)

10.6	First Amendment to Officer Employment Agreement. (7)

10.7	First State Bancorporation Deferred Compensation Plan. (6)

10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (11)

10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. *

10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. *

10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (12)

10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (13)

14	Code of Ethics for Executives. (2)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003.
(3)	Incorporated by reference from First State Bancorporation’s Form 8-A filed on November 21, 1996.
(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003.
(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001.
(6)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.
(7)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2005.
(8)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.

(9)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(10)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed January 20, 2006.
(12)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997, SEC file No. 333-28217.
(13)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003, SEC file No. 333-104906.
*	Filed herewith.