Form 10-Q
period 2006-06-30
FIRST STATE BANCORPORATION
filed 2006-08-09
CIK 897861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,586,062 shares of common stock, no par value, outstanding as of August 4, 2006.

FIRST STATE BANCORPORATION AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Balance Sheets

(unaudited)

(Dollars in thousands, except share and per share amounts)

	June 30, 2006	December 31, 2005
Assets
Cash and due from banks	$81,495	$60,625
Interest-bearing deposits with other banks	2,168	102
Federal funds sold	5,250	—

Total cash and cash equivalents	88,913	60,727

Investment securities:
Available for sale (at market, amortized cost of $315,496 at June 30, 2006, and $245,706 at December 31, 2005)	306,761	240,434
Held to maturity (at amortized cost, market value of $101,335 at June 30, 2006, and $196,177 at December 31, 2005)	104,012	197,521
Federal Home Loan Bank stock and Federal Reserve Bank stock, at cost	11,045	16,357

Total investment securities	421,818	454,312

Mortgage loans available for sale	22,968	18,932
Loans held for investment net of unearned interest	1,895,719	1,506,995
Less allowance for loan losses	(21,678)	(17,413)

Net loans	1,897,009	1,508,514

Premises and equipment (net of accumulated depreciation of $21,468 at June 30, 2006, and $19,145 at December 31, 2005)	57,831	30,153
Accrued interest receivable	11,414	9,043
Other real estate owned	1,664	778
Goodwill and intangibles, (net of accumulated amortization of $2,249 at June 30, 2006, and $1,599 at December 31, 2005)	76,739	43,806
Cash surrender value of bank owned life insurance	32,793	31,994
Deferred tax asset, net	—	3,612
Other assets, net	17,995	14,632

Total assets	$2,606,176	$2,157,571

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$451,353	$385,972
Interest-bearing	1,627,645	1,124,035

Total deposits	2,078,998	1,510,007

Securities sold under agreements to repurchase and federal funds purchased	128,314	229,995
Federal Home Loan Bank advances and other	113,028	198,793
Junior subordinated debentures	57,817	48,971
Deferred tax liability	454	—
Other liabilities	10,621	9,626

Total liabilities	2,389,232	1,997,392

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares at June 30, 2006 and 20,000,000 shares at December 31, 2005; issued 18,401,638 at June 30, 2006 and 16,211,337 at December 31, 2005; outstanding 17,584,489 at June 30, 2006 and 15,394,404 at December 31, 2005	140,964	89,794
Treasury stock, at cost (817,149 shares at June 30, 2006 and 816,933 shares at December 31, 2005)	(6,354)	(6,349)
Retained earnings	87,750	80,255
Unearned compensation	—	(147)
Accumulated other comprehensive income (loss)- Unrealized loss on investment securities, net of tax	(5,416)	(3,374)

Total stockholders’ equity	216,944	160,179

Total liabilities and stockholders’ equity	$2,606,176	$2,157,571

Book value per share	$12.34	$10.41

Tangible book value per share	$7.97	$7.56

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Operations

For the three and six months ended June 30, 2006 and 2005

(unaudited)

(Dollars in thousands, except per share amounts)

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
Interest income:
Interest and fees on loans	$39,753	$26,486	$75,681	$50,313
Interest on marketable securities:
Taxable	4,040	2,487	8,665	5,007
Non-taxable	589	446	1,163	812
Federal funds sold	211	35	402	51
Interest-bearing deposits with other banks	78	28	172	53

Total interest income	44,671	29,482	86,083	56,236

Interest expense:
Deposits	12,292	5,970	22,491	11,386
Short-term borrowings	2,079	1,251	4,142	2,057
Long-term debt	334	1,075	1,191	1,704
Junior subordinated debentures	1,116	641	2,159	1,203

Total interest expense	15,821	8,937	29,983	16,350

Net interest income	28,850	20,545	56,100	39,886
Provision for loan losses	(1,380)	(1,725)	(4,109)	(2,800)

Net interest income after provision for loan losses	27,470	18,820	51,991	37,086
Non-interest income:
Service charges on deposit accounts	1,846	1,549	3,618	2,637
Other banking service fees	242	206	469	387
Credit and debit card transaction fees	700	540	1,327	1,025
Loss on sale or call of investment securities	—	(87)	(140)	(87)
Check imprint income	135	134	267	284
Gain on sale of mortgage loans	1,216	1,179	2,432	2,103
Other	735	639	1,241	1,055

Total non-interest income	4,874	4,160	9,214	7,404

Non-interest expenses:
Salaries and employee benefits	11,039	7,827	21,641	15,431
Occupancy	2,669	1,963	5,348	3,927
Data processing	1,318	802	2,571	1,618
Credit and debit card interchange	13	—	35	—
Equipment	1,470	1,141	2,853	2,189
Legal, accounting, and consulting	871	387	2,088	808
Marketing	983	609	2,014	1,174
Telephone	556	292	939	581
Supplies	322	200	662	418
Delivery	255	224	511	440
Other real estate owned	53	104	116	134
FDIC insurance premiums	60	49	111	98
Amortization of intangibles	325	27	650	54
Check imprint expense	185	154	358	318
Other	2,814	1,521	5,125	2,886

Total non-interest expenses	22,933	15,300	45,022	30,076

Income before income taxes	9,411	7,680	16,183	14,414
Income tax expense	3,423	2,750	5,873	5,178

Net income	$5,988	$4,930	$10,310	$9,236

Earnings per share:
Basic earnings per share	$0.34	$0.32	$0.59	$0.60

Diluted earnings per share	$0.33	$0.32	$0.58	$0.59

Dividends per common share	$0.08	$0.07	$0.16	$0.14

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Comprehensive Income

For the three and six months ended June 30, 2006 and 2005

(unaudited)

(Dollars in thousands)

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
Net Income	$5,988	$4,930	$10,310	$9,236
Other comprehensive income (loss), net of tax - unrealized holding gains (losses) on securities available for sale arising during period	(1,017)	940	(2,132)	(979)
Reclassification adjustment for losses included in net income	—	56	90	56

Total comprehensive income	$4,971	$5,926	$8,268	$8,313

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the six months ended June 30, 2006 and 2005

(unaudited)

(Dollars in thousands)

	Six months ended June 30, 2006	Six months ended June 30, 2005
Operating activities:
Net Income	$10,310	$9,236

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,109	2,800
Net gain on sale of other real estate owned	(42)	(47)
Depreciation and amortization	3,481	2,605
Share-based compensation expense	662	80
Loss on sale of investment securities available for sale	140	87
Gain on disposal of premises and equipment	(9)	(86)
Income tax benefit of share options exercised	—	24
Increase in bank owned life insurance cash surrender value	(799)	(509)
Amortization of securities, net	(731)	709
Amortization of core deposit intangible	650	—
Mortgage loans originated for sale	(182,638)	(144,773)
Proceeds from sale of mortgage loans available for sale	181,223	138,394
Excess tax benefits from share-based compensation	(160)	—
Deferred taxes	562	(475)
Increase in accrued interest receivable	(173)	(1,784)
Increase in other assets, net	(2,215)	(1,056)
(Decrease) increase in other liabilities, net	(1,503)	348

Total adjustments	2,557	(3,683)

Net cash provided by operating activities	12,867	5,553

Cash flows from investing activities:
Net increase in loans	(163,580)	(126,473)
Purchases of investment securities carried at amortized cost	(306,377)	(7,410)
Maturities of investment securities carried at amortized cost	454,480	6,243
Purchases of investment securities carried at market	(75,073)	(19,499)
Maturities of investment securities carried at market	16,587	4,088
Sale of investment securities available for sale	107,484	6,935
Purchases of premises and equipment	(6,381)	(1,195)
Proceeds from sales of and payments on other real estate owned	502	1,222
Proceeds from sales of premises and equipment	8	280
Net cash received in business acquisitions	25,245	—
Purchase of bank owned life insurance	—	(10,000)

Net cash provided (used) in investing activities	52,895	(145,809)

Cash flows from financing activities:
Net increase in interest-bearing deposits	143,820	32,725
Net increase in non-interest-bearing deposits	15,373	31,625
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(101,681)	(21,556)
Proceeds from Federal Home Loan Bank advances	105,000	275,000
Payments on Federal Home Loan Bank advances	(197,574)	(143,017)
Proceeds from junior subordinated debentures	—	10,310
Proceeds from common stock issued	759	433
Costs associated with issuance of common stock	(618)	—
Excess tax benefits from share-based compensation	160	—
Dividends paid	(2,815)	(2,153)

Net cash provided (used) by financing activities	(37,576)	183,367

Increase in cash and cash equivalents	28,186	43,111
Cash and cash equivalents at beginning of period	60,727	45,265

Cash and cash equivalents at end of period	$88,913	$88,376

Supplemental disclosure of noncash investing and financing activities:
Additions to other real estate owned in settlement of loans	$1,149	$814

Supplemental disclosure of cash flow information:
Cash paid for interest	$30,132	$15,752

Cash paid for income taxes	$5,305	$5,703

(Continued)

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the six months ended June 30, 2006 and 2005

(unaudited)

(Dollars in thousands)

(continued)

	Six Months ended June 30, 2006	Six Months ended June 30, 2005
Noncash financing and investing activities:
Stock options issued in connection with the acquisitions of Access and NMFC	992	—
Stock issued for the acquisitions	49,362	—
Summary of assets acquired, and liabilities assumed through acquisitions:
Cash and cash equivalents	25,245	—
Investment securities	167,480	—
Net loans	228,757	—
Accrued interest receivable	2,199	—
Goodwill and intangibles	33,583	—
Premises and equipment	24,267	—
Other assets, net	1,942	—
Deferred tax liability	(4,926)	—
Deposits	(409,797)	—
FHLB advances	(6,808)	—
Junior subordinated debentures	(8,934)	—
Other liabilities	(2,654)	—

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

Our consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

2. Acquisitions

On January 3, 2006, we acquired 100 percent of the outstanding common shares of Access Anytime Bancorp, Inc. (“Access”). The results of Access’ operations have been included in the consolidated financial statements since that date. Subsequent to the acquisition, Access and its wholly owned subsidiary, AccessBank, were merged with and into the Company and the Bank, respectively. Access was the thrift holding company of AccessBank (formerly FirstBank). AccessBank was a federally chartered stock savings bank conducting business from nine-full service banking locations in Albuquerque, Clovis, Gallup, Portales, and Las Cruces, New Mexico and one branch location in Sun City, Arizona. As a result of the acquisition, we gain the opportunity to expand our footprint to attractive markets with the expectation that the increased scale and scope resulting from the acquisition will strengthen the Bank’s market position.

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

At January 3, 2006
Cash and cash equivalents	$17,764
Investments	110,567
Loans	194,979
Premises and equipment	14,869
Intangible assets	6,378
Goodwill	19,110
Other assets	2,744

Total assets acquired	366,411

Deposits	314,206
Borrowings	6,808
Junior subordinated debentures	8,934
Deferred tax liability	2,341
Other liabilities	1,434

Total liabilities	333,723

Net assets acquired	$32,688

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

At January 10, 2006
Cash and cash equivalents	$7,481
Investments	56,913
Loans	33,778
Premises and equipment	9,398
Intangible assets	3,580
Goodwill	4,515
Other assets	1,397

Total assets acquired	117,062

Deposits	95,591
Deferred tax liability	2,585
Other liabilities	1,220

Total liabilities	99,396

Net assets acquired	$17,666

Of the $3.6 million of acquired intangible assets, the total amount was assigned to the core deposit premium intangible, subject to amortization. The core deposit premiums are being amortized over their estimated useful lives of ten years.

The goodwill recognized in the acquisition of approximately $4.5 million is not expected to be deductible for tax purposes.

Pro Forma Financial Information

The unaudited pro forma financial information assumes that the acquisitions were consummated on January 1 of the earliest indicated period. The pro forma adjustments are based on information available and certain assumptions that we believe are reasonable. Certain acquisition related adjustments are not included in the pro forma information since they were recorded after completion of the acquisitions and are not indicative of what the historical results of the combined company would have been had our companies actually been combined during the periods presented. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of future operations that would have been achieved had the acquisitions taken place at the beginning of 2005. Pro forma information follows:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
	(dollars in thousands except per share amounts)
Interest income:
Interest and fees on loans	$75,681	$59,894
Interest on marketable securities:
Taxable securities	8,665	9,178
Non-taxable securities	1,163	823
Federal funds sold and interest bearing deposits	574	108

Total interest income	$86,083	$70,003

Interest expense:
Deposits	22,491	14,560
Short-term borrowings	4,142	2,537
Long-term debt	1,191	1,704
Junior subordinated debentures	2,159	1,494

Total interest expense	29,983	20,295

Net interest income	56,100	49,708

Provision for loan losses	(4,109)	(2,068)

Net interest income after provision for loan losses	51,991	47,640

Non-interest income	9,214	10,155
Non-interest expenses	45,022	38,351

Income before income taxes	16,183	19,444
Income tax expense	5,873	7,056

Net income	$10,310	$12,388

Basic earnings per share	$0.59	$0.71

Diluted earnings per share	$0.58	$0.70

3. New Accounting Standards

On July 13, 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The guidance in FIN 48 is effective for reporting periods beginning after December 15, 2006. Management does not expect the adoption of FIN 48 to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” SFAS 123R is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB 25. Among other provisions, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. For calendar year companies, the effective date of SFAS 123R was January 1, 2006.

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

We adopted SFAS 123R using the modified prospective method, effective January 1, 2006, and recorded approximately $289,000 and $595,000 of pretax stock based compensation expense for the three and six months ended June 30, 2006, respectively.

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

Effective June 6, 2003, the stockholders of the Company approved and the Company adopted the First State Bancorporation 2003 Equity Incentive Plan (2003 Plan), which provided for the granting of options to purchase up to 1,500,000 shares of the Company’s common stock. Effective June 2, 2006, the stockholders of the Company approved an amendment to the 2003 Plan to increase the number of shares available for grant from 1,500,000 to 2,000,000. Exercise dates and prices for the options are set by the Compensation Committee. The 2003 Plan also provides that stock options (which may be incentive stock options or non-qualified stock options), restricted stock, stock appreciation rights, and other awards that are valued by reference to Company common stock may be issued. These options vest over a five-year period from the date of grant unless otherwise stated and have a contractual term of the shorter of the term set in the option agreement or ten years. The 2003 Plan replaced the First State Bancorporation 1993 Stock Option Plan (1993 Plan), and all unissued options from the 1993 Plan are included in the total number of shares available for grant under the 2003 Plan. New shares of the Company’s common stock are issued upon exercise of options. No awards under the 2003 Plan may be repriced. In connection with the acquisition, the Company assumed the stock option plan of Access Anytime Bancorp, Inc. All outstanding options under the assumed plan were fully vested at the date of acquisition.

For the three and six months ended June 30, 2006, the Company recorded approximately $289,000 and $595,000, respectively, of pretax share-based compensation expense associated with outstanding unvested stock options in salaries and employee benefits in the accompanying consolidated condensed statements of operations. The recorded income tax benefit associated with this compensation expense was approximately $59,000 and $118,000 for the three and six months ended June 30, 2006, respectively. As of June 30, 2006, there was approximately $2.9 million of remaining unamortized share-based compensation expense associated with unvested stock options which will be expensed over a weighted average remaining service period of approximately 4.5 years.

The following table summarizes our stock option activity during the six months ended June 30, 2006:

	Shares	Weighted average exercise price
Outstanding at December 31, 2005	1,347,700	$14.58
Granted	112,500	25.58
Assumed	74,196	11.81
Exercised	(33,500)	11.91
Forfeited	(80,000)	16.07

Outstanding at June 30, 2006	1,420,896	$15.28

Options exercisable at June 30, 2006	532,396	$11.26

The total pretax intrinsic value of options exercised during the six months ended June 30, 2006 was $434,074. Total cash received from the exercise of options during the six months ended June 30, 2006 was $399,025.

Outstanding options at June 30, 2006 are as follows:

Grant price	Options outstanding	Weighted average remaining life	Weighted average exercise price	Aggregate intrinsic value	Options exercisable	Weighted average exercise price	Aggregate intrinsic value
$ 3.00 – 10.00	222,692	1.82	$6.15	$3,926,594	222,692	$6.15	$3,926,594
10.01 – 15.00	326,794	7.16	14.34	3,085,879	122,794	13.27	1,290,679
15.01 – 20.00	683,910	7.67	16.04	5,295,212	186,910	16.03	1,448,812
Over 20.01	187,500	9.62	25.02	—	—	25.02	—

	1,420,896	6.89	$15.28	$12,307,685	532,396	$11.26	$6,666,085

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $23.78 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

On February 9, 2006, we granted 30,000 options at $25.60 per share. On April 1, 2006, we granted 10,000 options at $26.56. On April 28, 2006, we granted 60,000 options at $25.77 and on May 22, 2006, we granted 12,500 options at $23.88. We estimated the weighted average fair value of these options granted to be approximately $8.69, using the Black-Scholes options pricing model with the following weighted average assumptions:

Six Months Ended June 30, 2006
Risk-free interest rate	4.83%
Expected dividend yield	1.25%
Expected term (years)	6
Expected volatility	30.01%

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

	Three Months Ended June 30, 2005	Six Months ended June 30, 2005
	(Dollars in thousands, except per share amounts)
Net income as reported:	$4,930	$9,236
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	27	51
Deduct: Total share-based employee compensation expense determined under fair value-based method for awards, net of related tax effects	(263)	(583)

Pro forma net income	$4,694	$8,704

Earnings per share:
Basic – as reported	$0.32	$0.60

Basic – pro forma	$0.31	$0.57

Diluted – as reported	$0.32	$0.59

Diluted – pro forma	$0.30	$0.56

The following table summarizes our restricted stock awards activity during the six months ended June 30, 2006.

	Shares	Weighted average fair value
Nonvested at December 31, 2005	21,176	$15.98
Granted	7,521	23.79
Vested	(1,876)	15.99

Nonvested at June 30, 2006	26,821	$18.17

For the three and six months ended June 30, 2006 and 2005, we recorded approximately $32,000 and $63,000 and $44,000 and $80,000, respectively, of pretax share-based compensation expense associated with restricted stock awards in salaries and employee benefits in the accompanying consolidated condensed statements of operations. As of June 30, 2006, there was approximately $263,000 of remaining unamortized share-based compensation expense associated with restricted stock awards which will be expensed over a weighted average remaining service period of approximately 3.8 years.

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

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and six months ended June 30:

	Three Months Ended June 30,
	2006			2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except share and per share amounts)
Basic EPS:
Net income	$5,988	17,612,630	$0.34	$4,930	15,386,087	$0.32

Effect of dilutive securities
Options	—	297,411		—	220,002

Diluted EPS:
Net income	$5,988	17,910,041	$0.33	$4,930	15,606,089	$0.32

	Six Months Ended June 30,
	2006			2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except share and per share amounts)
Basic EPS:
Net income	$10,310	17,533,677	$0.59	$9,236	15,378,413	$0.60

Effect of dilutive securities
Options	—	317,954		—	216,197

Diluted EPS:
Net income	$10,310	17,851,631	$0.58	$9,236	15,594,610	$0.59

6. Treasury Stock

Our Board of Directors has authorized us to purchase up to 1,050,000 shares of our common stock in the open market. As of June 30, 2006, we have purchased 784,100 shares. We did not purchase any additional shares during the six months ended June 30, 2006. We may purchase additional shares, the amount of which will be determined by market conditions. We sponsor a deferred compensation plan, which is included in the consolidated financial statements. At June 30, 2006, the assets of the deferred compensation plan included 33,049 shares of Company common stock.

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

Consolidated Condensed Balance Sheets

Our total assets increased by $448.6 million from $2.158 billion as of December 31, 2005, to $2.606 billion as of June 30, 2006. The increase in total assets is primarily due to $483.5 million in assets acquired in the acquisitions of Access and NMFC, which included loans of approximately $228.8 million, investments of approximately $167.5 million, premises and equipment of $24.3 million, goodwill and intangibles of approximately $33.6 million, offset by the sale of approximately $100.2 million of the investments acquired from Access, the proceeds of which were used to pay down our borrowings in the first quarter of 2006. The remaining increase in total assets is primarily due to an increase in net loans of $159.7 million, partially offset by a net decrease of approximately $88.9 million in short-term investments held to satisfy pledging requirements of securities sold under agreements to repurchase, which decreased significantly during the six months ended June 30, 2006.

The following table presents the amounts of our loans, by category, at the dates indicated.

	June 30, 2006		December 31, 2005		June 30, 2005
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$253,942	13.3%	$201,816	13.2%	$193,049	12.8%
Real estate-commercial	765,085	39.9%	653,566	42.8%	647,482	42.9%
Real estate-one- to- four family	234,120	12.2%	170,158	11.2%	197,926	13.1%
Real estate-construction	583,073	30.3%	453,567	29.8%	414,831	27.5%
Consumer and other	59,499	3.1%	27,888	1.8%	28,236	1.9%
Mortgage loans available for sale	22,968	1.2%	18,932	1.2%	27,287	1.8%

Total	$1,918,687	100.0%	$1,525,927	100.0%	$1,508,811	100.0%

We utilize deposits and Federal Home Loan Bank advances as our main source of funding for loans and investments. Deposits increased by $569.0 million from $1.510 billion as of December 31, 2005, to $2.079 billion as of June 30, 2006, primarily due to $409.8 million in deposits from the acquisitions of Access and NMFC and approximately $159.2 million in deposit growth. The increase in deposits includes $40 million in new brokered certificates of deposit issued during the second quarter of 2006, offset by $30 million in brokered certificates of deposit which matured and were not renewed at the option of the Bank during the first quarter of 2006. Securities sold under agreements to repurchase decreased $101.7 million from $230.0 million at December 31, 2005 to $128.3 million at June 30, 2006, due primarily to two customers that removed excess cash from the Bank during the first quarter of 2006. The decrease in securities sold under agreements to repurchase was anticipated as two local governmental entities had approximately $150 million at December 31, 2005 that was expected to decrease during the first quarter of 2006. Federal Home Loan Bank advances and other decreased $85.8 million from $198.8 million at December 31, 2005 to $113.0 million at June 30, 2006. The decrease in Federal Home Loan Bank advances and other is directly related to selling approximately $100.2 million of the investments acquired from Access and using the proceeds to pay down our borrowings during the first quarter of 2006. Junior subordinated debentures increased by $8.8 million, due to the acquisition of Access and their outstanding junior subordinated debentures.

The following table represents customer deposits, by category, at the dates indicated.

	June 30, 2006		December 31, 2005		June 30, 2005
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Non-interest-bearing	$451,353	21.7%	$385,972	25.6%	$349,353	23.8%
Interest-bearing demand	332,385	16.0%	276,947	18.3%	268,156	18.3%
Money market savings accounts	250,738	12.1%	190,930	12.6%	203,679	13.9%
Regular savings	110,233	5.3%	74,831	5.0%	73,247	5.0%
Certificates of deposit less than $100,000	398,849	19.2%	240,626	15.9%	214,322	14.6%
Certificates of deposit greater than $100,000	535,440	25.7%	340,701	22.6%	356,896	24.4%

Total	$2,078,998	100.0%	$1,510,007	100.0%	$1,465,653	100.0%

Consolidated Results of Operations For the Three Months Ended June 30, 2006

Our net income for the three months ended June 30, 2006, was $6.0 million, or $0.33 per diluted share, compared to $4.9 million or $0.32 per diluted share for the same period in 2005. Our annualized return on average assets was 0.94% for the six months ended June 30, 2006, compared to 1.01% for the same period of 2005.

Our net interest income increased $8.3 million to $28.9 million for the second quarter of 2006 compared to $20.5 million for the second quarter of 2005. This increase was composed of a $15.2 million increase in total interest income, partially offset by a $6.9 million increase in total interest expense.

This increase in interest income was composed of an increase of $8.7 million due to increased average interest earning assets of $522.0 million, and an increase of $6.5 million due to a 1.14% increase in the yield on average interest-earning assets. The increase in average interest-earning assets primarily occurred in loans and investment securities. Of the total increase in average loans of $398.5 million, approximately $174.6 million of the increase was made possible by new loan production and our successful efforts to attract new customers and approximately $223.9 million was directly a result of the loans acquired from Access and NMFC. The increase in our average investment securities of approximately $111.4 million is composed of approximately $50.3 million in purchases of new securities to satisfy collateral pledging requirements in addition to an increase of approximately $61.1 million as a result of the investments acquired from Access and NMFC.

The increase in total interest expense was composed of an increase of $2.1 million due to increased average interest-bearing liabilities of $434.5 million and an increase of $4.8 million due to a 0.90% increase in the cost of interest-bearing liabilities. The increase in average interest-bearing liabilities was due to an increase in average interest-bearing deposits of $500.2 million, an increase in average federal funds purchased and securities sold under agreements to repurchase of $106.4 million, and an increase in average junior subordinated debentures of $17.4 million, partially offset by a decrease in average short-term borrowings of $98.3 million and a decrease in average long-term debt of $91.2 million. The increase in average interest-bearing deposits is composed of approximately $156.5 million as a result of our success in increasing market share in New Mexico and Colorado and approximately $343.7 million was directly a result of the interest bearing deposits acquired from Access and NMFC. The increase in average federal funds purchased and securities sold under agreements to repurchase was due to an increase in the number of higher dollar securities sold under agreements to repurchase accounts due to a significant increase in the rates paid on those accounts. The increase in average junior subordinated debentures was primarily due to the $10.3 million of additional junior subordinated debentures issued late in the second quarter of 2005 in addition to the acquisition of Access and their outstanding junior subordinated debentures of approximately $8.9 million. The decrease in average short-term borrowings and long-term debt was due to the increased liquidity resulting from the acquisitions of Access and NMFC, the sale of approximately $100.2 million of acquired investments in the first quarter of 2006, and the increase in brokered certificates of deposit in the second quarter of 2006.

The increase in yield on interest earning assets of 1.14% reflects the impact of the Federal Reserve Bank’s increase of the discount rate throughout 2005 and into 2006. The discount rate has increased 300 basis points since the beginning of 2005. The increase in the discount rate contributes to a corresponding increase in the prime rate. A substantial portion of our loan portfolio consists of adjustable rate loans whose rates are adjusted based upon the then prevailing prime rate. The increase in the prime rate has led to a corresponding increase in the yield on our loan portfolio. We expect that the Federal Reserve Bank rate increases in the first six months of 2006 will cause the yield on our loan portfolio to continue to increase slightly in the coming months as existing loans reprice.

The increase in our cost of interest bearing liabilities is a result of higher interest payments made to our deposit and repurchase agreement customers as well as higher interest rates paid on our borrowings. The interest rate that we pay to our deposit and repurchase agreement customers is influenced by the level of the discount rate. As a result of the increases in the discount rate made by the Federal Reserve Bank throughout 2005 and into 2006, we have increased the interest rates that we pay on our customers’ deposits and repurchase agreements and increased the corresponding interest payments to these customers. The increase in the discount rate has also corresponded to an increase in interest expense related to our borrowings as the majority of our borrowings mature within one year and are being replaced with short-term borrowings at the higher current rates. In addition, the majority of our junior subordinated debentures reprice quarterly based on the 3-month libor which has increased throughout 2005 and 2006.

We believe that the competitive environment for deposits will significantly determine the impact on the net interest margin of changes in interest rates. During the quarter ended June 30, 2006, the net interest margin increased by 0.40% over the quarter ended June 30, 2005 due primarily to Federal Reserve Bank rate increases, the acquisitions of Access and NMFC, and our asset sensitive position. The amortization of the purchase accounting adjustments related to the acquisitions of Access and NMFC increased the net interest margin by 9 basis points during the second quarter of 2006 and is expected to continue to have a positive impact during the remainder of 2006 of approximately 7 to 9 basis points at the current level of average interest earning assets. The extent of future increases in our net interest margin will depend on the amount and timing of any further Federal Reserve Bank increases, the level of borrowings to fund loan growth and our ability to manage the cost of interest-bearing liabilities, and stay competitive in the markets we serve.

Our provision for loan losses was $1.4 million for the second quarter of 2006, compared to $1.7 million for the second quarter of 2005. The decrease is primarily a result of a decrease in charge-offs. Net charge-offs for the second quarter of 2006 were $375,000 compared to $658,000 for the second quarter of 2005. The allowance for loan losses to total loans held for investment was 1.14% and the ratio of allowance for loan losses to non-performing loans was 200% at June 30, 2006, compared to the allowance for loan losses to total loans held for investment of 1.15% and the ratio of allowance for loan losses to non-performing loans of 337% at June 30, 2005. Total non-performing assets to total assets were 0.48% at June 30, 2006, compared to 0.30% at June 30, 2005. We provide for loan losses based upon our judgments concerning the adequacy of the allowance for loan losses considering such factors as loan growth, delinquency trends, previous charge-off experience, and local and national economic conditions.

Our total non-interest income increased by $714,000 to $4.9 million for the second quarter of 2006, compared to $4.2 million for the same period of 2005. The acquisitions of Access and NMFC contributed approximately $451,000 toward the overall increase in non-interest income. Service charges on deposit accounts increased approximately $297,000, compared to the second quarter of 2005, of which approximately $281,000 related to the acquisitions of Access and NMFC, income from credit and debit transaction fees increased by $160,000 compared to the second quarter of 2005, and the gain on sale of mortgage loans increased approximately $37,000 over the second quarter of 2005. In addition, non-interest income for the second quarter of 2005 included the loss on sale of securities of $87,000 compared to zero in the second quarter of 2006.

Our total non-interest expenses increased by $7.6 million to $22.9 million for the second quarter of 2006, compared to $15.3 million for the same period of 2005. The acquisitions of Access and NMFC contributed approximately $3.2 million toward the overall increase in non-interest expenses. Salaries and benefits increased $3.2 million, approximately $1.1 million of which related to the acquisitions of Access and NMFC. Occupancy increased $706,000, of which $401,000 related to the acquisitions of Access and NMFC, data processing increased $516,000, legal, accounting, and consulting increased $484,000, marketing expense increased $374,000, telephone expense increased $264,000, amortization of intangibles increased $298,000 and other expenses increased $1.3 million over the second quarter of 2005. The increase in other non-interest expenses includes two items related to Access: a $162,000 loss on the cancellation of a contract with a customer check vendor in order to consolidate the business with the Bank’s existing supplier and a $90,000 charge on the cancellation of a receivable factoring contract used to facilitate certain commercial loans. In addition, a $60,000 loss was recognized on the sublease of excess office space in Utah at a rate lower than our contractual obligation.

Consolidated Results of Operations for the Six Months Ended June 30, 2006

Our net income for the six months ended June 30, 2006, was $10.3 million, or $0.58 per diluted share, compared to $9.2 million or $0.59 per diluted share for the same period in 2005. Our annualized return on average assets was 0.82% for the six months ended June 30, 2006, compared to 0.98% for the same period of 2005.

Our net interest income increased $16.2 million to $56.1 million for the six months ended June 30, 2006 compared to $39.9 million for the same period of 2005. This increase was composed of a $29.8 million increase in total interest income, partially offset by a $13.6 million increase in total interest expense.

This increase in interest income was composed of an increase of $17.5 million due to increased average interest earning assets of $549.7 million, and an increase of $12.3 million due to a 1.06% increase in the yield on average interest-earning assets. The increase in average interest-earning assets primarily occurred in loans and investment securities. Of the total increase in average loans of $397.9 million, approximately $170.5 million of the increase was made possible by new loan production and our successful efforts to attract new customers and approximately $227.4 million was directly a result of the loans acquired from Access and NMFC. The increase in average investment securities of approximately $139.6 million is composed of approximately $58.8 million in purchases of new securities to satisfy collateral pledging requirements in addition to an increase of approximately $80.8 million as a result of the investments acquired from Access and NMFC.

The increase in total interest expense was composed of an increase of $4.5 million due to increased average interest-bearing liabilities of $453.2 million and an increase of $9.1 million due to a 0.90% increase in the cost of interest-bearing liabilities. The increase in average interest-bearing liabilities was due to an increase in average interest-bearing deposits of $456.4 million, an increase in average federal funds purchased and securities sold under agreements to repurchase of $100.4 million, and an increase in average junior subordinated debentures of $18.3 million, partially offset by a decrease in average short-term borrowings of $74.2 million, and a decrease in average long-term debt of $47.7 million. The increase in average interest-bearing deposits is composed of approximately $104.0 million as a result of our success in increasing market share in New Mexico and Colorado and approximately $352.4 million was directly a result of the interest bearing deposits acquired from Access and NMFC. The increase in average federal funds purchased and securities sold under agreements to repurchase was due to an increase in the number of higher dollar securities sold under agreements to repurchase accounts due to a significant increase in the rates paid on those accounts. The increase in average junior subordinated debentures was primarily due to the $10.3 million of additional junior subordinated debentures issued late in the second quarter of 2005 in addition to the acquisition of Access and their outstanding junior subordinated debentures of approximately $8.9 million. The decrease in average short-term borrowings and average long-term debt was due to the increased liquidity resulting from the acquisitions of Access and NMFC, the sale of approximately $100.2 million of acquired investments in the first quarter of 2006, and the increase in brokered deposits in the second quarter of 2006.

Our provision for loan losses was $4.1 million for the first six months of 2006, compared to $2.8 million for the same period of 2005. The increase is a result of significant new loan production during the six months ended June 30, 2006 and an increase in charge-offs. Net charge-offs for the six months ended June 30, 2006, were $2.0 million compared to $1.0 million for the same period of 2005.

Our total non-interest income increased by $1.8 million to $9.2 million for the six months ended June 30, 2006, compared to $7.4 million for the same period of 2005. The acquisitions of Access and NMFC contributed approximately $903,000 toward the overall increase in non-interest income. Service charges on deposit accounts increased approximately $981,000, compared to the first six months of 2005, of which approximately $560,000 related to the acquisitions of Access and NMFC, income from credit and debit transaction fees increased by $302,000 compared to the first six months of 2005, and the gain on sale of mortgage loans increased approximately $329,000 over the first six months of 2005. In addition, non-interest income for the six months ended June 30, 2006 includes the loss on sale of securities of $140,000, resulting from the sale in the first quarter of approximately $100.2 million of investments acquired in the Access acquisition compared to a loss of $87,000 in the same period in 2005, due to investment repositioning.

Our total non-interest expenses increased by $14.9 million to $45.0 million for the first six months of 2006, compared to $30.1 million for the same period of 2005. The acquisitions of Access and NMFC contributed approximately $6.1 million toward the overall increase in non-interest expenses. Salaries and benefits increased $6.2 million, of which approximately $2.7 million related to the acquisitions of Access and NMFC. Occupancy increased $1.4 million, of which approximately $791,000 related to the acquisitions of Access and NMFC. Data processing increased $953,000, legal, accounting, and consulting increased $1.3 million, marketing expense increased $840,000, equipment expenses increased $664,000, telephone expense increased $358,000, amortization of intangibles increased $596,000 and other expenses increased $2.2 million over the first six months of 2005. The above increases include approximately $1.1 million of expenses related to the acquisitions, primarily for the conversion and implementation of information systems, $845,000 of which is included in legal, accounting, and consulting expenses. The increase in other non-interest expenses includes approximately $439,000 of loan related appraisal fees, approximately $95,000 of foreign debit card fraud, a $60,000 loss recognized on the sublease of excess office space in Utah at a rate lower than our contractual obligation, and two items related to Access: a $162,000 loss on the cancellation of a contract with a customer check vendor in order to consolidate the business with the Bank’s existing supplier and a $90,000 charge on the cancellation of a receivable factoring contract used to facilitate certain commercial loans.

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

	Six months ended June 30, 2006	Twelve months ended December 31, 2005	Six months ended June 30, 2005
	(Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:

Balance beginning of period	$17,413	$15,331	$15,331
Allowance related to acquired loans	2,128	—	—
Provision for loan losses	4,109	3,920	2,800
Net charge-offs	(1,972)	(1,838)	(1,022)

Balance end of period	$21,678	$17,413	$17,109

Allowance for loan losses to total loans held for investment	1.14%	1.16%	1.15%
Allowance for loan losses to non-performing loans	200%	259%	337%

	June 30, 2006	December 31, 2005	June 30, 2005
	(Dollars in thousands)
NON-PERFORMING ASSETS:

Accruing loans – 90 days past due	$16	$21	$—
Non-accrual loans	10,844	6,698	5,077

Total non-performing loans	10,860	6,719	5,077
Other real estate owned	1,664	778	894

Total non-performing assets	$12,524	$7,497	$5,971

Potential problem loans	$31,064	$17,684	$28,088
Total non-performing assets to total assets	0.48%	0.35%	0.30%

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

	Three Months Ended June 30,
	2006			2005
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$242,449	$5,282	8.74%	$183,040	$3,091	6.77%
Real estate	1,551,712	32,645	8.44%	1,241,837	22,373	7.23%
Consumer	60,953	1,494	9.83%	28,404	678	9.57%
Mortgage	19,562	332	6.81%	23,430	344	5.89%
Other	1,506	—	—	1,008	—	—

Total loans	1,876,182	39,753	8.50%	1,477,719	26,486	7.19%
Allowance for loan losses	(21,355)			(16,653)
Securities:
U.S. government and mortgage-backed	357,914	3,881	4.35%	254,068	2,321	3.66%
State and political subdivisions:
Non-taxable	45,383	589	5.21%	32,661	446	5.48%
Other	12,160	159	5.24%	17,363	166	3.83%

Total securities	415,457	4,629	4.47%	304,092	2,933	3.87%
Interest-bearing deposits with other banks	6,141	78	5.09%	3,724	28	3.02%
Federal funds sold	14,446	211	5.86%	4,726	35	2.97%

Total interest-earning assets	2,312,226	44,671	7.75%	1,790,261	29,482	6.61%
Non-interest-earning assets:
Cash and due from banks	70,346			47,088
Other	195,969			128,495

Total non-interest-earning assets	266,315			175,583

Total assets	2,557,186			1,949,191

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$327,294	$922	1.13%	$261,754	$520	0.80%
Certificates of deposit < $100,000	456,931	4,314	3.79%	216,589	1,591	2.95%
Certificates of deposit > $100,000	459,397	4,929	4.30%	332,808	2,729	3.29%
Money market savings accounts	247,201	1,820	2.95%	219,769	970	1.77%
Regular savings accounts	112,821	307	1.09%	72,572	160	0.88%

Total interest-bearing deposits	1,603,644	12,292	3.07%	1,103,492	5,970	2.17%
Federal funds purchased and securities sold under agreements to repurchase	157,235	1,637	4.18%	50,858	143	1.13%
Short-term borrowings	34,649	442	5.12%	132,927	1,108	3.34%
Long-term debt	35,408	334	3.78%	126,563	1,075	3.41%
Junior subordinated debentures	57,845	1,116	7.74%	40,474	641	6.35%

Total interest-bearing liabilities	1,888,781	15,821	3.36%	1,454,314	8,937	2.46%
Non-interest-bearing demand accounts	441,484			337,596
Other non-interest-bearing liabilities	9,484			7,312

Total liabilities	2,339,749			1,799,222
Stockholders’ equity	217,437			149,969

Total liabilities and stockholders’ equity	$2,557,186			$1,949,191

Net interest income		$28,850			$20,545

Net interest spread			4.39%			4.15%
Net interest margin			5.00%			4.60%
Ratio of average interest-earning assets to average interest-bearing liabilities			122.42%			123.10%

	Six Months Ended June 30,
	2006			2005
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$234,797	$10,023	8.61%	$174,600	$5,751	6.64%
Real estate	1,515,710	62,009	8.25%	1,210,903	42,589	7.09%
Consumer	63,047	3,046	9.74%	28,550	1,386	9.79%
Mortgage	17,871	603	6.80%	19,997	587	5.92%
Other	1,445	—	—	941	—	—

Total loans	1,832,870	75,681	8.33%	1,434,991	50,313	7.07%
Allowance for loan losses	(20,638)			(16,166)
Securities:
U.S. government and mortgage-backed	382,752	8,301	4.37%	256,354	4,712	3.71%
State and political subdivisions:
Non-taxable	44,855	1,163	5.23%	30,333	812	5.40%
Other	14,788	364	4.96%	16,134	295	3.69%

Total securities	442,395	9,828	4.48%	302,821	5,819	3.88%
Interest-bearing deposits with other banks	6,040	172	5.74%	4,277	53	2.50%
Federal funds sold	14,302	402	5.67%	3,799	51	2.71%

Total interest-earning assets	2,295,607	86,083	7.56%	1,745,888	56,236	6.50%
Non-interest-earning assets:
Cash and due from banks	70,820			52,325
Other	192,685			122,327

Total non-interest-earning assets	263,505			174,652

Total assets	$2,538,474			$1,904,374

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$325,450	$1,791	1.11%	$261,425	$965	0.74%
Certificates of deposit < $100,000	420,702	7,524	3.61%	219,931	3,131	2.87%
Certificates of deposit > $100,000	447,508	9,083	4.09%	324,820	5,176	3.21%
Money market savings accounts	246,467	3,477	2.84%	219,749	1,800	1.65%
Regular savings accounts	113,793	616	1.09%	71,569	314	0.88%

Total interest-bearing deposits	1,553,919	22,491	2.92%	1,097,494	11,386	2.09%
Federal funds purchased and securities sold under agreements to repurchase	152,893	2,984	3.94%	52,455	209	0.80%
Short-term borrowings	47,649	1,158	4.90%	121,863	1,848	3.06%
Long-term debt	64,921	1,191	3.70%	112,649	1,704	3.05%
Junior subordinated debentures	57,853	2,159	7.53%	39,572	1,203	6.04%

Total interest-bearing liabilities	1,877,235	29,983	3.22%	1,424,033	16,350	2.32%
Non-interest-bearing demand accounts	436,765			324,602
Other non-interest-bearing liabilities	9,802			7,354

Total liabilities	2,323,802			1,755,989
Stockholders’ equity	214,672			148,385

Total liabilities and stockholders’ equity	$2,538,474			$1,904,374

Net interest income		$56,100			$39,886

Net interest spread			4.34%			4.18%
Net interest margin			4.93%			4.61%
Ratio of average interest-earning assets to average interest-bearing liabilities			122.29%			122.60%

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

Rising and falling interest rate environments can have various impacts on a bank’s net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank’s various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of June 30, 2006, our cumulative interest rate gap for the period up to three months was a positive $293.8 million and for the period up to one year was a positive $83.1 million. Based solely on our interest rate gap of twelve months or less, our net income could be unfavorably impacted by decreases in interest rates or favorably impacted by increases in interest rates.

The following table sets forth our estimate of maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at June 30, 2006. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with accounting principles generally accepted in the United States of America. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Less than three months	Three months to less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with other banks	$465	$198	$1,505	$—	$2,168
Investment securities	47,718	46,412	251,856	75,832	421,818
Federal funds sold	5,250	—	—	—	5,250
Loans:
Commercial	155,062	30,420	61,976	6,484	253,942
Real estate	864,176	182,600	398,934	159,536	1,605,246
Consumer	9,203	7,102	25,446	17,748	59,499

Total interest-earning assets	$1,081,874	$266,732	$739,717	$259,600	$2,347,923

Interest-bearing liabilities:
Savings and NOW accounts	$138,674	$163,744	$302,415	$88,523	$693,356
Certificates of deposit greater than $100,000	270,041	135,072	127,971	2,356	535,440
Certificates of deposit less than $100,000	86,872	174,634	134,764	2,579	398,849
Securities sold under agreements to repurchase	128,314	—	—	—	128,314
FHLB advances and other	106,329	3,988	2,204	507	113,028
Junior subordinated debentures	57,817	—	—	—	57,817

Total interest-bearing liabilities	$788,047	$477,438	$567,354	$93,965	$1,926,804

Interest rate gap	$293,827	($210,706)	$172,363	$165,635	$421,119

Cumulative interest rate gap at June 30, 2006	$293,827	$83,121	$255,484	$421,119

Cumulative gap ratio at June 30, 2006	1.37	1.07	1.14	1.22

Item 4. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2006, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures and internal control over financial reporting are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

On June 2, 2006 we held our annual meeting of shareholders. At that meeting the following items were submitted to a vote of security holders:

1.	The following five directors were elected:

		Shares Voted
Name	Term	For	Withheld
Michael R. Stanford	3 years	15,491,605	793,448
A.J. (Jim) Wells	3 years	15,719,285	565,768
Lowell A. Hare	3 years	15,842,185	442,868
Nedra Matteucci	3 years	15,589,629	695,424
Daniel H. Lopez, Ph.D.	2 years	15,471,117	813,936

As a result of the election of the above listed directors, our Board of Directors will consist of those directors and the following directors: H. Patrick Dee, Leonard J. DeLayo, Jr., Bradford M. Johnson, Douglas M. Smith, M.D., and Herman N. Wisenteiner.

2.	Proposal to approve an amendment to the Company’s Restated Articles of Incorporation to increase the number of authorized shares of the common stock issuable by the Company from 20,000,000 to 50,000,000 shares.

Votes: For 14,139,865; Against 2,072,872; Abstain 72,315.

3.	Proposal to approve an amendment to the First State Bancorporation 2003 Equity Incentive Plan to increase the number of shares available for grant from 1,500,000 to 2,000,000 shares.

Votes: For 9,181,348; Against 4,319,509; Abstain 21,378.

4.	Proposal to ratify the selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2006.

Votes: For 16,008,389; Against 217,436; Abstain 59,227.

Item 6. Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (8)

2.2	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation and Ranchers Banks. (9)

2.3	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (10)

3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. *

3.3	Amended Bylaws of First State Bancorporation. (2)

4	Shareholder Protection Rights Agreement dated October 25, 1996. (3)

10.1	Executive Employment Agreement. (5)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (4)

10.3	Deferred Compensation Agreement. (2) (Participation and contributions to this Plan have been frozen as of December 31, 2004)

10.4	First Amendment to Executive Employment Agreement. (7)

10.5	Officer Employment Agreement. (7)

10.6	First Amendment to Officer Employment Agreement. (7)

10.7	First State Bancorporation Deferred Compensation Plan. (6)

10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (11)

10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (14)

10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (14)

10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (12)

10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (13)

10.13	Third Amendment to First State Bancorporation 2003 Equity Incentive Plan. *

14	Code of Ethics for Executives. (2)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003.
(3)	Incorporated by reference from First State Bancorporation’s Form 8-A filed on November 21, 1996.
(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003.
(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001.
(6)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.
(7)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2005.
(8)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(9)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(10)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed January 20, 2006.
(12)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997, SEC file No. 333-28217.
(13)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003, SEC file No. 333-104906.
(14)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2006.
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST STATE BANCORPORATION

Date: August 9, 2006	By:	/s/ Michael R. Stanford
Michael R. Stanford, President & Chief Executive Officer

Date: August 9, 2006	By:	/s/ Christopher C. Spencer
Christopher C. Spencer, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (8)

2.2	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation and Ranchers Banks. (9)

2.3	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (10)

3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. *

3.3	Amended Bylaws of First State Bancorporation. (2)

4	Shareholder Protection Rights Agreement dated October 25, 1996. (3)

10.1	Executive Employment Agreement. (5)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (4)

10.3	Deferred Compensation Agreement. (2) (Participation and contributions to this Plan have been frozen as of December 31, 2004)

10.4	First Amendment to Executive Employment Agreement. (7)

10.5	Officer Employment Agreement. (7)

10.6	First Amendment to Officer Employment Agreement. (7)

10.7	First State Bancorporation Deferred Compensation Plan. (6)

10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (11)

10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (14)

10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (14)

10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (12)

10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (13)

10.13	Third Amendment to First State Bancorporation 2003 Equity Incentive Plan. *

14	Code of Ethics for Executives. (2)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003.
(3)	Incorporated by reference from First State Bancorporation’s Form 8-A filed on November 21, 1996.
(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003.
(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001.
(6)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.
(7)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2005.
(8)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(9)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(10)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed January 20, 2006.
(12)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997, SEC file No. 333-28217.
(13)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003, SEC file No. 333-104906.
(14)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2006.
*	Filed herewith.