Form 10-Q
period 2006-09-30
FIRST STATE BANCORPORATION
filed 2006-11-07
CIK 897861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2006.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,603,663 shares of common stock, no par value, outstanding as of November 2, 2006.

FIRST STATE BANCORPORATION AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Balance Sheets

(unaudited)

(Dollars in thousands, except share and per share amounts)

	September 30, 2006	December 31, 2005
Assets
Cash and due from banks	$68,008	$60,625
Interest-bearing deposits with other banks	1,888	102
Federal funds sold	3,300	—

Total cash and cash equivalents	73,196	60,727

Investment securities:
Available for sale (at market, amortized cost of $332,862 at September 30, 2006, and $245,706 at December 31, 2005)	328,324	240,434
Held to maturity (at amortized cost, market value of $77,925 at September 30, 2006, and $196,177 at December 31, 2005)	79,479	197,521
Federal Home Loan Bank stock and Federal Reserve Bank stock, at cost	11,831	16,357

Total investment securities	419,634	454,312

Mortgage loans available for sale	22,155	18,932
Loans held for investment net of unearned interest	1,969,204	1,506,995
Less allowance for loan losses	(22,784)	(17,413)

Net loans	1,968,575	1,508,514

Premises and equipment (net of accumulated depreciation of $23,058 at September 30, 2006, and $19,145 at December 31, 2005)	59,595	30,153
Accrued interest receivable	13,168	9,043
Other real estate owned	1,027	778
Goodwill and intangibles, (net of accumulated amortization of $2,573 at September 30, 2006, and $1,599 at December 31, 2005)	74,691	43,806
Cash surrender value of bank owned life insurance	33,131	31,994
Deferred tax asset, net	—	3,612
Other assets, net	16,466	14,632

Total assets	$2,659,483	$2,157,571

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$458,402	$385,972
Interest-bearing	1,634,594	1,124,035

Total deposits	2,092,996	1,510,007

Securities sold under agreements to repurchase and federal funds purchased	142,244	229,995
Federal Home Loan Bank advances and other	129,545	198,793
Junior subordinated debentures	57,774	48,971
Deferred tax liability	290	—
Other liabilities	11,155	9,626

Total liabilities	2,434,004	1,997,392

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares at September 30, 2006 and 20,000,000 shares at December 31, 2005; issued 18,418,919 at September 30, 2006 and 16,211,337 at December 31, 2005; outstanding 17,601,668 at September 30, 2006 and 15,394,404 at December 31, 2005	141,649	89,794
Treasury stock, at cost (817,251 shares at September 30, 2006 and 816,933 shares at December 31, 2005)	(6,357)	(6,349)
Retained earnings	93,000	80,255
Unearned compensation	—	(147)
Accumulated other comprehensive income (loss)- Unrealized loss on investment securities, net of tax	(2,813)	(3,374)

Total stockholders’ equity	225,479	160,179

Total liabilities and stockholders’ equity	$2,659,483	$2,157,571

Book value per share	$12.81	$10.41

Tangible book value per share	$8.57	$7.56

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Operations

For the three and nine months ended September 30, 2006 and 2005

(unaudited)

(Dollars in thousands, except per share amounts)

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Interest income:
Interest and fees on loans	$42,254	$28,613	$117,935	$78,926
Interest on marketable securities:
Taxable	3,912	2,595	12,577	7,602
Non-taxable	594	480	1,757	1,292
Federal funds sold	103	125	505	176
Interest-bearing deposits with other banks	81	16	253	69

Total interest income	46,944	31,829	133,027	88,065

Interest expense:
Deposits	13,594	6,214	36,085	17,600
Short-term borrowings	2,680	1,742	6,822	3,799
Long-term debt	265	1,213	1,456	2,917
Junior subordinated debentures	1,183	794	3,342	1,997

Total interest expense	17,722	9,963	47,705	26,313

Net interest income	29,222	21,866	85,322	61,752
Provision for loan losses	(1,379)	(675)	(5,488)	(3,475)

Net interest income after provision for loan losses	27,843	21,191	79,834	58,277
Non-interest income:
Service charges on deposit accounts	2,012	1,512	5,630	4,149
Other banking service fees	218	205	687	592
Credit and debit card transaction fees	766	584	2,093	1,609
Loss on sale or call of investment securities	—	(92)	(140)	(179)
Check imprint income	174	141	441	425
Gain on sale of mortgage loans	1,098	1,523	3,530	3,626
Other	704	851	1,945	1,906

Total non-interest income	4,972	4,724	14,186	12,128

Non-interest expenses:
Salaries and employee benefits	11,264	8,384	32,905	23,815
Occupancy	2,795	2,084	8,143	6,011
Data processing	1,505	886	4,076	2,504
Equipment	1,618	1,197	4,471	3,386
Legal, accounting, and consulting	574	299	2,662	1,107
Marketing	957	754	2,971	1,928
Telephone	603	282	1,542	863
Supplies	357	208	1,019	626
Delivery	276	225	787	665
Other real estate owned	142	102	258	236
FDIC insurance premiums	60	46	171	144
Amortization of intangibles	325	27	975	81
Check imprint expense	59	163	417	481
Other	2,372	1,761	7,532	4,647

Total non-interest expenses	22,907	16,418	67,929	46,494

Income before income taxes	9,908	9,497	26,091	23,911
Income tax expense	3,248	3,436	9,121	8,614

Net income	$6,660	$6,061	$16,970	$15,297

Earnings per share:
Basic earnings per share	$0.38	$0.39	$0.97	$0.99

Diluted earnings per share	$0.37	$0.39	$0.95	$0.98

Dividends per common share	$0.08	$0.07	$0.24	$0.21

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Comprehensive Income

For the three and nine months ended September 30, 2006 and 2005

(unaudited)

(Dollars in thousands)

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Net income	$6,660	$6,061	$16,970	$15,297
Other comprehensive income (loss), net of tax- unrealized holding gains (losses) on securities available for sale arising during period	2,603	(470)	471	(1,449)
Reclassification adjustment for losses included in net income	—	59	90	115

Total comprehensive income	$9,263	$5,650	$17,531	$13,963

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the nine months ended September 30, 2006 and 2005

(unaudited)

(Dollars in thousands)

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Operating activities:
Net Income	$16,970	$15,297

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,488	3,475
Net gain on sale of other real estate owned	(42)	(121)
Depreciation and amortization	5,322	4,036
Share-based compensation expense	892	122
Loss on sale of investment securities available for sale	140	179
Gain on disposal of premises and equipment	(9)	(40)
Gain on sale of loans	—	(206)
Income tax benefit of share options exercised	—	60
Increase in bank owned life insurance cash surrender value	(1,137)	(814)
Amortization of securities, net	(811)	1,103
Amortization of core deposit intangible	975	—
Mortgage loans originated for sale	(265,077)	(255,019)
Proceeds from sale of mortgage loans available for sale	265,508	254,279
Excess tax benefits from share-based compensation	(213)	—
Deferred taxes	221	(35)
Increase in accrued interest receivable	(1,926)	(1,872)
Increase in other assets, net	(676)	(2,350)
(Decrease) increase in other liabilities, net	(1,009)	1,160

Total adjustments	7,646	3,957

Net cash provided by operating activities	24,616	19,254

Cash flows from investing activities:
Net increase in loans	(238,486)	(142,660)
Purchases of investment securities carried at amortized cost	(321,317)	(8,411)
Maturities of investment securities carried at amortized cost	494,029	12,273
Purchases of investment securities carried at market	(103,832)	(112,773)
Maturities of investment securities carried at market	25,532	70,840
Sale of investment securities available for sale	109,257	10,305
Proceeds from the sale of loans	—	3,555
Purchases of premises and equipment	(9,734)	(2,526)
Proceeds from sales of and payments on other real estate owned	1,253	1,773
Proceeds from sales of premises and equipment	8	305
Net cash received in business acquisitions	25,245	—
Purchase of bank owned life insurance	—	(10,000)

Net cash used in investing activities	(18,045)	(177,319)

Cash flows from financing activities:
Net increase in interest-bearing deposits	150,770	7,857
Net increase in non-interest-bearing deposits	22,422	63,474
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	(87,751)	4,079
Proceeds from Federal Home Loan Bank advances	123,000	300,000
Payments on Federal Home Loan Bank advances	(199,074)	(194,034)
Proceeds from junior subordinated debentures	—	10,310
Proceeds from common stock issued	1,161	699
Costs associated with issuance of common stock	(618)	—
Excess tax benefits from share-based compensation	213	—
Dividends paid	(4,225)	(3,231)

Net cash provided by financing activities	5,898	189,154

(Continued)

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the nine months ended September 30, 2006 and 2005

(unaudited)

(Dollars in thousands)

(continued)

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Increase in cash and cash equivalents	12,469	31,089
Cash and cash equivalents at beginning of period	60,727	45,265

Cash and cash equivalents at end of period	$73,196	$76,354

Supplemental disclosure of noncash investing and financing activities:
Additions to other real estate owned in settlement of loans	$1,263	$1,395

Supplemental disclosure of cash flow information:
Cash paid for interest	$47,790	$25,640

Cash paid for income taxes	$8,303	$8,742

Noncash financing and investing activities:
Stock options issued in connection with the acquisitions of Access and NMFC	992	—
Stock issued for the acquisitions	49,362	—
Summary of assets acquired, and liabilities assumed through acquisitions:		—
Cash and cash equivalents	25,245	—
Investment securities	167,480	—
Net loans	228,757	—
Accrued interest receivable	2,199	—
Goodwill and intangibles	31,860	—
Premises and equipment	24,267	—
Other assets, net	2,016	—
Deferred tax liability	(3,402)	—
Deposits	(409,797)	—
FHLB advances	(6,808)	—
Junior subordinated debentures	(8,934)	—
Other liabilities	(2,529)	—

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

Our consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

At January 3, 2006
Cash and cash equivalents	$17,764
Investments	110,567
Loans	194,979
Premises and equipment	14,869
Intangible assets	6,378
Goodwill	18,293
Other assets	2,818

Total assets acquired	365,668
Deposits	314,206
Borrowings	6,808
Junior subordinated debentures	8,934
Deferred tax liability	1,723
Other liabilities	1,309

Total liabilities	332,980

Net assets acquired	$32,688

Of the $6.4 million of acquired intangible assets, the total amount was assigned to the core deposit premium intangible, subject to amortization. The core deposit premiums are being amortized over their estimated useful lives of ten years.

Of the goodwill recognized in the acquisition of approximately $18.3 million, approximately $9.0 million is not expected to be deductible for tax purposes.

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

At January 10, 2006
Cash and cash equivalents	$7,481
Investments	56,913
Loans	33,778
Premises and equipment	9,398
Intangible assets	3,580
Goodwill	3,609
Other assets	1,397

Total assets acquired	116,156
Deposits	95,591
Deferred tax liability	1,679
Other liabilities	1,220

Total liabilities	98,490

Net assets acquired	$17,666

Of the $3.6 million of acquired intangible assets, the total amount was assigned to the core deposit premium intangible, subject to amortization. The core deposit premiums are being amortized over their estimated useful lives of ten years.

The goodwill recognized in the acquisition of approximately $3.6 million is not expected to be deductible for tax purposes.

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

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(dollars in thousands except per share amounts)
Interest income:
Interest and fees on loans	$117,935	$93,459
Interest on marketable securities:
Taxable securities	12,577	13,869
Non-taxable securities	1,757	1,308
Federal funds sold and interest bearing deposits	758	260

Total interest income	$133,027	$108,896

Interest expense:
Deposits	36,085	22,636
Short-term borrowings	6,822	4,524
Long-term debt	1,456	2,917
Junior subordinated debentures	3,342	2,440

Total interest expense	47,705	32,517

Net interest income	85,322	76,379

Provision for loan losses	(5,488)	(2,238)

Net interest income after provision for loan losses	79,834	74,141

Non-interest income	14,186	16,072
Non-interest expenses	67,929	59,038

Income before income taxes	26,091	31,175
Income tax expense	9,121	11,223

Net income	$16,970	$19,952

Basic earnings per share	$0.97	$1.14

Diluted earnings per share	$0.95	$1.12

3. New Accounting Standards

SEC Staff Guidance – Quantifying Financial Statement Misstatements. In September, 2006, the SEC staff issued Staff Accounting Bulletin No. 108, which discusses the process of quantifying financial statement misstatements. Management is not currently aware of any impacts that Staff Accounting Bulletin No. 108 will have on the Company’s consolidated financial statements. The interpretation will be adopted during the fourth quarter of 2006.

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will apply whenever other standards require or permit assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Early adoption is permitted. Management does not expect the adoption of SFAS 157 to have a material impact on the Company’s consolidated financial statements.

On July 13, 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The guidance in FIN 48 is effective for reporting periods beginning after December 15, 2006. Management does not expect the adoption of FIN 48 to have a material impact on the Company’s consolidated financial statements.

In February, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 addresses issues from SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 removes the exemption for securitized financial instruments and includes scenarios where certain discount mortgage-backed securities (“MBS’s”) and discount collateralized mortgage obligations (“CMO’s”) with embedded derivative components could be subject to the bifurcation rules of SFAS 133, and therefore be marked to market through earnings.

In October, 2006, the FASB met to discuss implementation issues and industry concerns surrounding SFAS 155. The FASB approved the staff’s recommendation to issue a narrow scope exception that may exempt discount MBS’s and CMO’s from the bifurcation test. The FASB expects to deliberate by mid-December in order to issue final guidance in early 2007. At September 30, 2006 the Company had approximately $87.2 million of discount CMO’s and MBS’s included in the investment portfolio that may be subject to the bifurcation rules of SFAS 133. These CMO’s and MBS’s have a combined unrealized loss, net of tax, of approximately $128,000. Management has not yet determined which, if any, of these CMO’s and MBS’s may be outside of the above scope exception and therefore subject to the bifurcation rules of SFAS 133, and as such, has not yet determined if there could be an impact on the Company’s consolidated financial statements. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

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

We adopted SFAS 123R using the modified prospective method, effective January 1, 2006, and recorded approximately $297,000 and $892,000 of pretax stock based compensation expense for the three and nine months ended September 30, 2006, respectively.

See Note 4 Share-Based Compensation, for further explanation of the implementation of SFAS 123R.

On November 3, 2005, the FASB issued FASB Staff Position (“FSP”) FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (“FSP 115-1”). FSP

115-1 provides accounting guidance regarding the determination of when an investment is considered impaired (i.e., fair value is less than amortized cost), whether that impairment is other-than-temporary, and the measurement of an impairment loss recognized in earnings if the impairment is other-than-temporary. FSP 115-1 includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures of quantitative and qualitative factors of debt and marketable equity securities classified as available-for-sale or held-to-maturity that are in an unrealized loss position at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. The guidance in FSP 115-1 is applicable for investments in debt and equity securities that are within the scope of SFAS 115 and SFAS 124. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 on January 1, 2006 did not have a material impact on the Company’s consolidated financial statements.

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

Effective June 6, 2003, the stockholders of the Company approved and the Company adopted the First State Bancorporation 2003 Equity Incentive Plan (“2003 Plan”), which provided for the granting of options to purchase up to 1,500,000 shares of the Company’s common stock. Effective June 2, 2006, the stockholders of the Company approved an amendment to the 2003 Plan to increase the number of shares available for grant from 1,500,000 to 2,000,000. Exercise dates and prices for the options are set by the Compensation Committee. The 2003 Plan also provides that stock options (which may be incentive stock options or non-qualified stock options), restricted stock, stock appreciation rights, and other awards that are valued by reference to Company common stock may be issued. These options vest over a five-year period from the date of grant unless otherwise stated and have a contractual term of the shorter of the term set in the option agreement or ten years. The 2003 Plan replaced the First State Bancorporation 1993 Stock Option Plan (“1993 Plan”), and all unissued options from the 1993 Plan are included in the total number of shares available for grant under the 2003 Plan. New shares of the Company’s common stock are issued upon exercise of options. No awards under the 2003 Plan may be repriced. In connection with the acquisition, the Company assumed the stock option plan of Access Anytime Bancorp, Inc. All outstanding options under the assumed plan were fully vested at the date of acquisition.

For the three and nine months ended September 30, 2006, the Company recorded approximately $297,000 and $892,000, respectively, of pretax share-based compensation expense associated with outstanding unvested stock options in salaries and employee benefits in the accompanying consolidated condensed statements of operations. The recorded income tax benefit associated with this compensation expense was approximately $63,000 and $181,000 for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, there was approximately $2.6 million of remaining unamortized share-based compensation expense associated with unvested stock options which will be expensed over a weighted average remaining service period of approximately 4.3 years.

The following table summarizes our stock option activity during the nine months ended September 30, 2006:

	Shares	Weighted average exercise price
Outstanding at December 31, 2005	1,347,700	$14.58
Granted	112,500	25.58
Assumed	74,196	11.81
Exercised	(41,000)	11.20
Forfeited	(80,000)	16.07

Outstanding at September 30, 2006	1,413,396	$15.32

Options exercisable at September 30, 2006	524,896	$11.30

The total pretax intrinsic value of options exercised during the nine months ended September 30, 2006 was approximately $566,000. Total cash received from the exercise of options during the nine months ended September 30, 2006 was approximately $459,000.

Outstanding options at September 30, 2006 are as follows:

Grant price	Options outstanding	Weighted average remaining life	Weighted average exercise price	Aggregate intrinsic value	Options exercisable	Weighted average exercise price	Aggregate intrinsic value
$ 3.00 – 10.00	215,192	1.78	$6.08	$4,279,815	215,192	$6.08	$4,279,815
10.01 – 15.00	326,794	7.16	14.34	3,801,558	122,794	13.27	1,559,598
15.01 – 20.00	683,910	7.67	16.04	6,792,975	186,910	16.03	1,858,145
Over 20.01	187,500	9.62	25.02	178,325	—	—	—

	1,413,396	6.91	$15.32	$15,052,673	524,896	$11.30	$7,697,558

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $25.97 as of September 29, 2006, the last business day of the quarter, which would have been received by the option holders had all option holders exercised their options as of that date.

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

Nine Months Ended September 30, 2006
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

	Three Months Ended September 30, 2005	Nine Months ended September 30, 2005
	(Dollars in thousands, except per share amounts)
Net income as reported:	$6,061	$15,297
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	27	78
Deduct: Total share-based employee compensation expense determined under fair value-based method for awards, net of related tax effects	(255)	(838)

Pro forma net income	$5,833	$14,537

Earnings per share:
Basic – as reported	$0.39	$0.99

Basic – pro forma	$0.38	$0.94

Diluted – as reported	$0.39	$0.98

Diluted – pro forma	$0.37	$0.93

The following table summarizes our restricted stock awards activity during the nine months ended September 30, 2006.

	Shares	Weighted average fair value
Nonvested at December 31, 2005	21,176	$15.98
Granted	7,521	23.79
Vested	(1,876)	15.99

Nonvested at September 30, 2006	26,821	$18.17

For the three and nine months ended September 30, 2006 and 2005, we recorded approximately $32,000 and $95,000 and $42,000 and $122,000, respectively, of pretax share-based compensation expense associated with restricted stock awards in salaries and employee benefits in the accompanying consolidated condensed statements of operations. As of September 30, 2006, there was approximately $231,000 of remaining unamortized share-based compensation expense associated with restricted stock awards which will be expensed over a weighted average remaining service period of approximately 3.7 years.

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

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and nine months ended September 30:

	Three Months Ended September 30,
	2006			2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share amounts)
Basic EPS:
Net income	$6,660	17,624,287	$0.38	$6,061	15,397,206	$0.39

Effect of dilutive securities:
Options		311,835			342,399

Diluted EPS:
Net income	$6,660	17,936,122	$0.37	$6,061	15,739,605	$0.39

	Nine Months Ended September 30,
	2006			2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share amounts)
Basic EPS:
Net income	$16,970	17,564,279	$0.97	$15,297	15,384,812	$0.99

Effect of dilutive securities:
Options		319,601			263,146

Diluted EPS:
Net income	$16,970	17,883,880	$0.95	$15,297	15,647,958	$0.98

6. Treasury Stock

Our Board of Directors has authorized us to purchase up to 1,050,000 shares of our common stock in the open market. As of September 30, 2006, we have purchased 784,100 shares. We did not purchase any additional shares during the nine months ended September 30, 2006. We may purchase additional shares, the amount of which will be determined by market conditions. We sponsor a deferred compensation plan, which is included in the consolidated financial statements. At September 30, 2006, the assets of the deferred compensation plan included 33,151 shares of Company common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements in this Form 10-Q are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The discussions regarding our growth strategy, expansion of operations in our markets, acquisitions, competition, loan and deposit growth, timing of new branch openings, and response to consolidation in the banking industry include forward-looking statements. Other forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “approximately,” “intend,” “plan,” “estimate,” or “anticipate” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statement. Some factors include changes in interest rates, local business conditions, government regulations, loss of key personnel or inability to hire suitable personnel, successful closing of and integration of Front Range, faster or slower than anticipated growth, economic conditions, our competitors’ responses to our marketing strategy or new competitive conditions, and competition in the geographic and business areas in which we conduct our operations. We are not undertaking any obligation to update these risks to reflect events or circumstances after the date of this report to reflect the occurrence of unanticipated events.

Consolidated Condensed Balance Sheets

Our total assets increased by $501.9 million from $2.158 billion as of December 31, 2005, to $2.659 billion as of September 30, 2006. The increase in total assets is primarily due to $481.8 million in assets acquired in the acquisitions of Access and NMFC, which included loans of approximately $228.8 million, investments of approximately $167.5 million, premises and equipment of $24.3 million, goodwill and intangibles of approximately $31.9 million, offset by the sale of approximately $100.2 million of the investments acquired from Access, the proceeds of which were used to pay down our borrowings in the first quarter of 2006. The remaining increase in total assets is primarily due to an increase in net loans of $231.3 million, partially offset by a net decrease of approximately $110.8 million in short-term investments held to satisfy pledging requirements of securities sold under agreements to repurchase, which decreased significantly during the nine months ended September 30, 2006.

The following table presents the amounts of our loans, by category, at the dates indicated.

	September 30, 2006		December 31, 2005		September 30, 2005
	(Dollars in thousands)
	Amount	%	Amount	%	Amount	%
Commercial	$278,569	14.0%	$201,816	13.2%	$186,506	12.3%
Real estate-commercial	701,479	35.2%	653,566	42.8%	654,493	43.3%
Real estate-one- to- four family	224,773	11.3%	170,158	11.2%	186,410	12.3%
Real estate-construction	706,956	35.5%	453,567	29.8%	438,015	28.9%
Consumer and other	57,427	2.9%	27,888	1.8%	27,698	1.8%
Mortgage loans available for sale	22,155	1.1%	18,932	1.2%	21,936	1.4%

Total	$1,991,359	100.0%	$1,525,927	100.0%	$1,515,058	100.0%

We utilize deposits and Federal Home Loan Bank advances as our main source of funding for loans and investments. Deposits increased by $583.0 million from $1.510 billion as of December 31, 2005, to $2.093 billion as of September 30, 2006, primarily due to $409.8 million in deposits from the acquisitions of Access and NMFC and approximately $173.2 million in deposit growth. The increase in deposits includes $40 million in new brokered certificates of deposit issued during the second quarter of 2006, offset by $30 million in brokered certificates of deposit which matured and were not renewed at the option of the Bank during the first quarter of 2006. Securities sold under agreements to repurchase decreased $87.8 million from $230.0 million at December 31, 2005 to $142.2 million at September 30, 2006, due primarily to a decrease in the accounts of two local governmental customers. The decrease in securities sold under agreements to repurchase was anticipated as these two entities had approximately $150 million at December 31, 2005 that was expected to decrease during the first and third quarters of 2006. In addition, one of the governmental entities did not renew their account, effective in October 2006. Federal Home Loan Bank advances and other decreased $69.3 million from $198.8 million at December 31, 2005 to $129.5 million at September 30, 2006. The decrease in Federal Home Loan Bank advances and other is directly related to selling approximately $100.2 million of the investments acquired from Access and using the proceeds to pay down our borrowings during the first quarter of 2006, partially offset by subsequent borrowings to fund new loan growth. Junior subordinated debentures increased by $8.8 million, due to the acquisition of Access and their outstanding junior subordinated debentures.

The following table represents customer deposits, by category, at the dates indicated.

	September 30, 2006		December 31, 2005		September 30, 2005
	(Dollars in thousands)
	Amount	%	Amount	%	Amount	%
Non-interest-bearing	$458,402	21.9%	$385,972	25.6%	$381,203	25.8%
Interest-bearing demand	306,011	14.6%	276,947	18.3%	266,559	18.1%
Money market savings accounts	260,260	12.4%	190,930	12.6%	190,752	13.0%
Regular savings	107,811	5.2%	74,831	5.0%	74,685	5.1%
Certificates of deposit less than $100,000	383,844	18.3%	240,626	15.9%	242,845	16.5%
Certificates of deposit greater than $100,000	576,668	27.6%	340,701	22.6%	316,590	21.5%

Total	$2,092,996	100.0%	$1,510,007	100.0%	$1,472,634	100.0%

Consolidated Results of Operations for the Three Months Ended September 30, 2006

Our net income for the three months ended September 30, 2006, was $6.7 million, or $0.37 per diluted share, compared to $6.1 million or $0.39 per diluted share for the same period in 2005. Our annualized return on average assets was 1.02% for the three months ended September 30, 2006, compared to 1.20% for the same period of 2005.

Our net interest income increased $7.3 million to $29.2 million for the third quarter of 2006 compared to $21.9 million for the third quarter of 2005. This increase was composed of a $15.1 million increase in total interest income, partially offset by a $7.8 million increase in total interest expense.

The increase in interest income was composed of an increase of $9.3 million due to increased average interest earning assets of $498.9 million, and an increase of $5.8 million due to a 1.10% increase in the yield on average interest-earning assets. The increase in average interest-earning assets primarily occurred in loans and investment securities. Of the total increase in average loans of $423.2 million, approximately $207.1 million of the increase was made possible by new loan production and our successful efforts to attract new customers and approximately $216.1 million was directly a result of the loans acquired from Access and NMFC. The increase in our average investment securities of approximately $80.0 million is composed of approximately $18.9 million in purchases of new securities to satisfy collateral pledging requirements in addition to an increase of approximately $61.1 million as a result of the investments acquired from Access and NMFC.

The increase in total interest expense was composed of an increase of $2.7 million due to increased average interest-bearing liabilities of $431.0 million and an increase of $5.1 million due to a 1.00% increase in the cost of interest-bearing liabilities. The increase in average interest-bearing liabilities was primarily due to an increase in average interest-bearing deposits of $532.0 million, and an increase in average federal funds purchased and securities sold under agreements to repurchase of $51.1 million, partially offset by a decrease in average short-term borrowings of $46.9 million and a decrease in average long-term debt of $114.0 million. The increase in average interest-bearing deposits is composed of approximately $190.2 million as a result of our success in increasing market share in New Mexico and Colorado and approximately $341.8 million was directly a result of the interest bearing deposits acquired from Access and NMFC. The increase in average federal funds purchased and securities sold under agreements to repurchase was due to an increase in the number of higher dollar securities sold under agreements to repurchase accounts due to a significant increase in the rates paid on those accounts. The decrease in average short-term borrowings and long-term debt was due to the increased liquidity resulting from the acquisitions of Access and NMFC, the sale of approximately $100.2 million of acquired investments in the first quarter of 2006, and the increase in brokered certificates of deposit in the second quarter of 2006.

The increase in yield on interest earning assets of 1.10% reflects the impact of the Federal Reserve Bank’s increase of the discount rate throughout 2005 and into 2006. The discount rate has increased 300 basis points since the beginning of 2005. The increase in the discount rate contributes to a corresponding increase in the prime rate. A substantial portion of our loan portfolio consists of adjustable rate loans whose rates are adjusted based upon the then prevailing prime rate. The increase in the prime rate has led to a corresponding increase in the yield on our loan portfolio. We expect that the Federal Reserve Bank rate increases in the first nine months of 2006 will cause the yield on our loan portfolio to continue to increase slightly in the coming months as existing loans reprice.

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

We believe that the competitive environment for deposits will significantly determine the impact on the net interest margin of changes in interest rates. During the quarter ended September 30, 2006, the net interest margin increased by 0.25% over the quarter ended September 30, 2005 due primarily to Federal Reserve Bank rate increases, the acquisitions of Access and NMFC, and our asset sensitive position. The amortization of the purchase accounting adjustments related to the acquisitions of Access and NMFC accounted for 9 basis points of the third quarter’s net interest margin and is expected to continue to have a positive impact during the remainder of 2006 of approximately 7 to 9 basis points at the current level of average interest earning assets. The net interest margin decreased in the third quarter of 2006 to 4.94% from 5.00% in the second quarter of 2006, primarily due to the cost of deposits and borrowings outpacing the increased yield on loans and investments. The extent of future changes in our net interest margin will depend on the amount and timing of any further Federal Reserve Bank rate changes, the level of borrowings to fund loan growth and our ability to manage the cost of interest-bearing liabilities, and stay competitive in the markets we serve.

Our provision for loan losses was $1.4 million for the third quarter of 2006, compared to $675,000 for the third quarter of 2005. The increase is a result of significant new loan production during the period, and an increase in non-performing loans which resulted primarily from one $6.0 million credit that was down-graded during the period. This $6.0 million credit is expected to return to performing status in the fourth quarter of 2006 with a minimal loss to the Bank. The allowance for loan losses to total loans held for investment was 1.16% and the ratio of allowance for loan losses to non-performing loans was 127% at September 30, 2006, compared to the allowance for loan losses to total loans held for investment of 1.17% and the ratio of allowance for loan losses to non-performing loans of 315% at September 30, 2005. Total non-performing assets to total assets were 0.71% at September 30, 2006, compared to 0.32% at September 30, 2005. We provide for loan losses based upon our judgments concerning the adequacy of the allowance for loan losses considering such factors as loan growth, delinquency trends, previous charge-off experience, and local and national economic conditions.

Our total non-interest income increased by $248,000 to $5.0 million for the third quarter of 2006, compared to $4.7 million for the same period of 2005. The acquisitions of Access and NMFC contributed approximately $420,000 toward the overall increase in non-interest income. Service charges on deposit accounts increased approximately $500,000, compared to the third quarter of 2005, of which approximately $351,000 related to the acquisitions of Access and NMFC, income from credit and debit transaction fees increased by $182,000 compared to the third quarter of 2005, and the gain on sale of mortgage loans decreased approximately $425,000 over the third quarter of 2005.

Our total non-interest expenses increased by $6.5 million to $22.9 million for the third quarter of 2006, compared to $16.4 million for the same period of 2005. The acquisitions of Access and NMFC contributed approximately $3.2 million toward the overall increase in non-interest expenses. Non-interest expenses were also impacted by the Company’s continued organic growth. Salaries and benefits increased $2.9 million, approximately $1.0 million of which related to the acquisitions of Access and NMFC. Occupancy increased $711,000, of which $400,000 related to the acquisitions of Access and NMFC. Occupancy expense was also impacted by three new branches that opened within the past twelve months. Data processing increased $619,000, equipment expenses increased $421,000, legal, accounting, and consulting increased $275,000, marketing expense increased $203,000, telephone expense increased $321,000, amortization of intangibles increased $298,000 and other expenses increased $610,000 over the third quarter of 2005. In addition, the third quarter of 2006 included $158,000 of expenses related to the Access acquisition for the conversion and implementation of information systems.

Consolidated Results of Operations for the Nine Months Ended September 30, 2006

Our net income for the nine months ended September 30, 2006, was $17.0 million, or $0.95 per diluted share, compared to $15.3 million or $0.98 per diluted share for the same period in 2005. Our annualized return on average assets was 0.89% for the nine months ended September 30, 2006, compared to 1.05% for the same period of 2005.

Our net interest income increased $23.5 million to $85.3 million for the nine months ended September 30, 2006 compared to $61.8 million for the same period of 2005. This increase was composed of a $44.9 million increase in total interest income, partially offset by a $21.4 million increase in total interest expense.

The increase in interest income was composed of an increase of $26.8 million due to increased average interest earning assets of $532.6 million, and an increase of $18.1 million due to a 1.08% increase in the yield on average interest-earning assets. The increase in average interest-earning assets primarily occurred in loans and investment securities. Of the total increase in average loans of $406.4 million, approximately $182.8 million of the increase was made possible by new loan production and our successful efforts to attract new customers and approximately $223.6 million was directly a result of the loans acquired from Access and NMFC. The increase in average investment securities of approximately $119.5 million is composed of approximately $45.9 million in purchases of new securities to satisfy collateral pledging requirements in addition to an increase of approximately $73.6 million as a result of the investments acquired from Access and NMFC.

The increase in total interest expense was composed of an increase of $7.6 million due to increased average interest-bearing liabilities of $445.7 million and an increase of $13.8 million due to a 0.94% increase in the cost of interest-bearing liabilities. The increase in average interest-bearing liabilities was primarily due to an increase in average interest-bearing deposits of $481.9 million, and an increase in average federal funds purchased and securities sold under agreements to repurchase of $83.8 million, partially offset by a decrease in average short-term borrowings of $65.0 million, and a decrease in average long-term debt of $70.1 million. The increase in average interest-bearing deposits is composed of approximately $133.0 million as a result of our success in increasing market share in New Mexico and Colorado and approximately $348.9 million was directly a result of the interest bearing deposits acquired from Access and NMFC. The increase in average federal funds purchased and securities sold under agreements to repurchase was due to an increase in the number of higher dollar securities sold under agreements to repurchase accounts due to a significant increase in the rates paid on those accounts. The decrease in average short-term borrowings and average long-term debt was due to the increased liquidity resulting from the acquisitions of Access and NMFC, the sale of approximately $100.2 million of acquired investments in the first quarter of 2006, and the increase in brokered deposits in the second quarter of 2006.

Our provision for loan losses was $5.5 million for the first nine months of 2006, compared to $3.5 million for the same period of 2005. The increase is a result of significant new loan production during the nine months ended September 30, 2006, an increase in charge-offs, and an increase in non-performing loans. Net charge-offs for the nine months ended September 30, 2006, were $2.2 million compared to $1.4 million for the same period of 2005. Non-performing loans were $18.0 million at September 30, 2006, compared to $5.5 million at September 30, 2005. Non-performing loans at September 30, 2006 include a $6.0 million credit which was down-graded in the third quarter of 2006. This $6.0 million credit is expected to return to performing status in the fourth quarter of 2006 with a minimal loss to the Bank.

Our total non-interest income increased by $2.1 million to $14.2 million for the nine months ended September 30, 2006, compared to $12.1 million for the same period of 2005. The acquisitions of Access and NMFC contributed approximately $1.3 million toward the overall increase in non-interest income. Service charges on deposit accounts increased approximately $1.5 million, compared to the first nine months of 2005, of which approximately $911,000 related to the acquisitions of Access and NMFC, income from credit and debit transaction fees increased by $484,000 compared to the first nine months of 2005, and the gain on sale of mortgage loans decreased approximately $96,000 over the first nine months of 2005. In addition, non-interest income for the nine months ended September 30, 2006 includes the loss on sale of securities of $140,000, resulting from the sale in the first quarter of approximately $100.2 million of investments acquired in the Access acquisition compared to a loss of $179,000 in the same period in 2005, due to investment repositioning.

Our total non-interest expenses increased by $21.4 million to $67.9 million for the first nine months of 2006, compared to $46.5 million for the same period of 2005. The acquisitions of Access and NMFC contributed approximately $9.0 million toward the overall increase in non-interest expenses. Non-interest expenses were also impacted by the Company’s continued organic growth. In addition, the nine months ended September 30, 2006 included approximately $1.3 million of expenses related to the acquisitions, primarily for the conversion and implementation of information systems, and $252,000 of expenses related to the cancellation of two Access vendor contracts. Salaries and benefits increased $9.1 million, of which approximately $3.7 million related to the acquisitions of Access and NMFC. Occupancy increased $2.1 million, of which approximately $1.2 million related to the acquisitions of Access and NMFC. Occupancy expense was also impacted by the opening of three new branches in the last twelve months. Data processing increased $1.6 million, legal, accounting, and consulting increased $1.6 million, marketing expense increased $1.0 million, equipment expenses increased $1.1 million, telephone expense increased $679,000, amortization of intangibles increased $894,000 and other expenses increased $2.8 million over the first nine months of 2005. The increase in other non-interest expenses includes approximately $303,000 of filing and recording fees, approximately $95,000 of foreign debit card fraud, a $60,000 loss recognized on the sublease of excess office space in Utah at a rate lower than our contractual obligation, and the $252,000 of contract cancellation expenses noted above.

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

ALLOWANCE FOR LOAN LOSSES:	Nine months ended September 30, 2006	Twelve months ended December 31, 2005	Nine months ended September 30, 2005
	(Dollars in thousands)
Balance beginning of period	$17,413	$15,331	$15,331
Allowance related to acquired loans	2,128	—	—
Provision for loan losses	5,488	3,920	3,475
Net charge-offs	(2,245)	(1,838)	(1,393)

Balance end of period	$22,784	$17,413	$17,413

Allowance for loan losses to total loans held for investment	1.16%	1.16%	1.17%
Allowance for loan losses to non-performing loans	127%	259%	315%

NON-PERFORMING ASSETS:	September 30, 2006	December 31, 2005	September 30, 2005
	(Dollars in thousands)
Accruing loans – 90 days past due	$—	$21	$—

Non-accrual loans	17,955	6,698	5,529

Total non-performing loans	17,955	6,719	5,529
Other real estate owned	1,027	778	998

Total non-performing assets	$18,982	$7,497	$6,527

Potential problem loans	$32,809	$17,684	$19,901

Total non-performing assets to total assets	0.71%	0.35%	0.32%

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

	Three Months Ended September 30,
	2006			2005
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$261,124	$5,782	8.78%	$191,333	$3,430	7.11%
Real estate	1,600,999	34,676	8.59%	1,268,028	24,059	7.53%
Consumer	58,355	1,476	10.03%	27,793	701	10.01%
Mortgage	17,675	320	7.18%	28,610	423	5.87%
Other	1,946	—	—	1,134	—	—

Total loans	1,940,099	42,254	8.64%	1,516,898	28,613	7.48%
Allowance for loan losses	(22,336)			(17,586)
Securities:
U.S. government and mortgage-backed	340,187	3,752	4.38%	263,359	2,398	3.61%
State and political subdivisions:
Non-taxable	45,769	594	5.15%	34,592	480	5.51%
Other	10,455	160	6.07%	18,492	197	4.23%

Total securities	396,411	4,506	4.51%	316,443	3,075	3.86%
Interest-bearing deposits with other banks	6,438	81	4.99%	1,884	16	3.37%
Federal funds sold	5,983	103	6.83%	14,827	125	3.34%

Total interest-earning assets	2,348,931	46,944	7.93%	1,850,052	31,829	6.83%
Non-interest-earning assets:
Cash and due from banks	67,928			47,119
Other	198,272			129,850

Total non-interest-earning assets	266,200			176,969

Total assets	$2,592,795			$2,009,435

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$317,835	$964	1.20%	$270,313	$560	0.82%
Certificates of deposit > $100,000	550,067	6,342	4.57%	319,134	2,784	3.46%
Certificates of deposit < $100,000	385,730	3,921	4.03%	224,897	1,772	3.13%
Money market savings accounts	255,448	2,059	3.20%	197,268	932	1.87%
Regular savings accounts	108,747	308	1.12%	74,236	166	0.89%

Total interest-bearing deposits	1,617,827	13,594	3.33%	1,085,848	6,214	2.27%
Federal funds purchased and securities sold under agreements to repurchase	136,049	1,509	4.40%	84,933	558	2.61%
Short-term borrowings	86,311	1,171	5.38%	133,208	1,184	3.53%
Long-term debt	21,138	265	4.97%	135,164	1,213	3.56%
Junior subordinated debentures	57,798	1,183	8.12%	48,971	794	6.43%

Total interest-bearing liabilities	1,919,123	17,722	3.66%	1,488,124	9,963	2.66%
Non-interest-bearing demand accounts	438,542			358,945
Other non-interest-bearing liabilities	12,256			7,701

Total liabilities	2,369,921			1,854,770
Stockholders’ equity	222,874			154,665

Total liabilities and stockholders’ equity	$2,592,795			$2,009,435

Net interest income		$29,222			$21,866

Net interest spread			4.27%			4.17%
Net interest margin			4.94%			4.69%
Ratio of average interest-earning assets to average interest-bearing liabilities			122.40%			124.32%

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$243,669	$15,805	8.67%	$180,239	$9,182	6.81%
Real estate	1,544,452	96,686	8.37%	1,230,154	66,648	7.24%
Consumer	61,466	4,522	9.84%	28,295	2,087	9.86%
Mortgage	17,805	922	6.92%	22,900	1,009	5.89%
Other	1,614	—	—	1,006	—	—

Total loans	1,869,006	117,935	8.44%	1,462,594	78,926	7.21%
Allowance for loan losses	(21,211)			(16,645)
Securities:
U.S. government and mortgage-backed	368,407	12,053	4.37%	258,715	7,110	3.67%
State and political subdivisions:
Non-taxable	45,163	1,757	5.20%	31,768	1,292	5.44%
Other	13,328	524	5.26%	16,929	492	3.89%

Total securities	426,898	14,334	4.49%	307,412	8,894	3.87%
Interest-bearing deposits with other banks	6,174	253	5.48%	3,470	69	2.66%
Federal funds sold	11,499	505	5.87%	7,515	176	3.13%

Total interest-earning assets	2,313,577	133,027	7.69%	1,780,991	88,065	6.61%
Non-interest-earning assets:
Cash and due from banks	69,846			50,570
Other	194,568			124,863

Total non-interest-earning assets	264,414			175,433

Total assets	$2,556,780			$1,939,779

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$322,884	$2,755	1.14%	$264,420	$1,525	0.77%
Certificates of deposit > $100,000	524,699	16,126	4.11%	322,904	7,960	3.30%
Certificates of deposit < $100,000	366,288	10,744	3.92%	221,605	4,903	2.96%
Money market savings accounts	249,493	5,536	2.97%	212,173	2,732	1.72%
Regular savings accounts	112,092	924	1.10%	72,467	480	0.89%

Total interest-bearing deposits	1,575,456	36,085	3.06%	1,093,569	17,600	2.15%
Federal funds purchased and securities sold under agreements to repurchase	147,217	4,493	4.08%	63,401	767	1.62%
Short-term borrowings	60,678	2,329	5.13%	125,686	3,032	3.23%
Long-term debt	50,166	1,456	3.88%	120,236	2,917	3.24%
Junior subordinated debentures	57,834	3,342	7.73%	42,740	1,997	6.25%

Total interest-bearing liabilities	1,891,351	47,705	3.37%	1,445,632	26,313	2.43%
Non-interest-bearing demand accounts	437,364			336,175
Other non-interest-bearing liabilities	10,629			7,476

Total liabilities	2,339,344			1,789,283
Stockholders’ equity	217,436			150,496

Total liabilities and stockholders’ equity	$2,556,780			$1,939,779

Net interest income		$85,322			$61,752

Net interest spread			4.32%			4.18%
Net interest margin			4.93%			4.64%
Ratio of average interest-earning assets to average interest-bearing liabilities			122.32%			123.20%

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

Rising and falling interest rate environments can have various impacts on a bank’s net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank’s various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of September 30, 2006, our cumulative interest rate gap for the period up to three months was a positive $286.3 million and for the period up to one year was a positive $94.3 million. Based solely on our interest rate gap of twelve months or less, our net income could be unfavorably impacted by decreases in interest rates or favorably impacted by increases in interest rates.

The following table sets forth our estimate of maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at September 30, 2006. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with accounting principles generally accepted in the United States of America. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Less than three months	Three months to less than one year	One to five years	More than five	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$33,404	$53,508	$260,773	$71,949	$419,634

Interest-bearing deposits with other banks	185	198	1,505	—	1,888
Federal funds sold	3,300	—	—	—	3,300
Loans:
Commercial	181,600	33,566	60,136	3,267	278,569
Real estate	913,730	196,678	438,517	106,438	1,655,363
Consumer	9,463	11,462	28,221	8,281	57,427

Total interest-earning assets	$1,141,682	$295,412	$789,152	$189,935	$2,416,181

Interest-bearing liabilities:
Savings and NOW accounts	$134,814	$160,839	$295,660	$82,769	$674,082
Certificates of deposit greater than $100,000	339,674	137,962	96,569	2,463	576,668
Certificates of deposit less than $100,000	70,912	182,619	114,793	15,520	383,844
Securities sold under agreements to repurchase	142,244	—	—	—	142,244
FHLB advances and other	109,977	5,931	10,696	2,941	129,545
Junior subordinated debentures	57,774	—	—	—	57,774

Total interest-bearing liabilities	$855,395	$487,351	$517,718	$103,693	$1,964,157

Interest rate gap	$286,287	$(191,939)	$271,434	$86,242	$452,024

Cumulative interest rate gap at September 30, 2006	$286,287	$94,348	$365,782	$452,024

Cumulative gap ratio at September 30, 2006	1.33	1.07	1.20	1.23

Item 4. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2006, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures and internal control over financial reporting are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II – OTHER INFORMATION

Item 5. Other Information

During the third quarter of 2006, First State Bancorporation announced that it had entered into a definitive agreement to acquire Front Range Capital Corporation (“Front Range”) and its wholly owned subsidiary, Heritage Bank, for $72 million in cash. Front Range is a bank holding company headquartered in Broomfield, Colorado and Heritage Bank is a Colorado state charted bank with approximately $450 million in assets. The transaction is subject to regulatory approval and approval by the shareholders of Front Range Capital Corporation and is expected to close in the first quarter of 2007.

Item 6. Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (7)

2.2	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation and Ranchers Banks. (8)

2.3	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (9)

2.4	Agreement and Plan of Merger, dated as of October 4, 2006, by and among First State Bancorporation, MSUB, Inc., Front Range Capital Corporation and Heritage Bank. (15)

3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (14)

3.3	Amended Bylaws of First State Bancorporation. (2)

4.0	Shareholder Protection Rights Agreement dated October 25, 1996 (17)

10.1	Executive Employment Agreement. (4)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (3)

10.3	Deferred Compensation Agreement. (2) (Participation and contributions to this Plan have been frozen as of December 31, 2004)

10.4	First Amendment to Executive Employment Agreement. (6)

10.5	Officer Employment Agreement. (6)

10.6	First Amendment to Officer Employment Agreement. (6)

10.7	First State Bancorporation Deferred Compensation Plan. (5)

10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (10)

10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (13)

10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (13)

10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (11)

10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (12)

10.13	Third Amendment to First State Bancorporation 2003 Equity Incentive Plan. (14)

10.14	Compensation Committee Approval and Board Ratification of Certain Executive Salaries. (16)

14	Code of Ethics for Executives. (2)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003.
(3)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003.
(4)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001.
(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.
(6)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2005.
(7)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(8)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(9)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(10)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed January 20, 2006.
(11)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997, SEC file No. 333-28217.
(12)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003, SEC file No. 333-104906.
(13)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2006.
(14)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2006.
(15)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed October 5, 2006.
(16)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed November 2, 2006.
(17)	Incorporated by reference from First State Bancorporation’s Form 8-A filed on November 21, 1996.
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST STATE BANCORPORATION

Date: November 7, 2006	By:	/s/ Michael R. Stanford
Michael R. Stanford, President & Chief Executive Officer

Date: November 7, 2006	By:	/s/ Christopher C. Spencer
Christopher C. Spencer, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (7)

2.2	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation and Ranchers Banks. (8)

2.3	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (9)

2.4	Agreement and Plan of Merger, dated as of October 4, 2006, by and among First State Bancorporation, MSUB, Inc., Front Range Capital Corporation and Heritage Bank. (15)

3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (14)

3.3	Amended Bylaws of First State Bancorporation. (2)

4.0	Shareholder Protection Rights Agreement dated October 25, 1996. (17)

10.1	Executive Employment Agreement. (4)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (3)

10.3	Deferred Compensation Agreement. (2) (Participation and contributions to this Plan have been frozen as of December 31, 2004)

10.4	First Amendment to Executive Employment Agreement. (6)

10.5	Officer Employment Agreement. (6)

10.6	First Amendment to Officer Employment Agreement. (6)

10.7	First State Bancorporation Deferred Compensation Plan. (5)

10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (10)

10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (13)

10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (13)

10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (11)

10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (12)

10.13	Third Amendment to First State Bancorporation 2003 Equity Incentive Plan. (14)

10.14	Compensation Committee Approval and Board Ratification of Certain Executive Salaries. (16)

14	Code of Ethics for Executives. (2)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003.
(3)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003.
(4)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001.
(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.
(6)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2005.
(7)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.

(8)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(9)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(10)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed January 20, 2006.
(11)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997, SEC file No. 333-28217.
(12)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003, SEC file No. 333-104906.
(13)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2006.
(14)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2006.
(15)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed October 5, 2006.
(16)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed November 2, 2006.
(17)	Incorporated by reference from First State Bancorporation’s Form 8-A filed on November 21, 1996.
*	Filed herewith.