Form 10-K
period 2006-12-31
FIRST STATE BANCORPORATION
filed 2007-02-28
CIK 897861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 001-12487

FIRST STATE BANCORPORATION

(Exact name of registrant as specified in its charter)

NEW MEXICO	85-0366665
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7900 JEFFERSON NE ALBUQUERQUE, NEW MEXICO	87109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (505) 241-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☑    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $383,798,000, computed by reference to the closing sale price of the stock on The Nasdaq Stock Market on June 30, 2006, the last trading day of the registrant’s most recently completed second fiscal quarter.

As of February 27, 2007, there were 20,822,400 shares of common stock issued and outstanding.

Documents Incorporated By Reference

Certain Part III information is incorporated herein by reference, pursuant to Instruction G of Form 10-K, from First State Bancorporation’s Proxy Statement for its 2007 Annual Shareholders’ Meeting to be filed with the Commission within 120 days after December 31, 2006.

		Page
PART I

Item 1:	Business	3

Item 1A:	Risk Factors	18

Item 1B:	Unresolved Staff Comments	24

Item 2:	Properties	24

Item 3:	Legal Proceedings	24

Item 4:	Submission of Matters to a Vote of Security Holders	25

PART II

Item 5:	Market for Registrant’s Common Equity and Related Stockholder Matters	25

Item 6:	Selected Financial Data	27

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk	27

Item 8:	Financial Statements and Supplementary Data	27

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27

Item 9A:	Controls and Procedures	28

Item 9B:	Other Information	28

PART III

Item 10:	Directors, Executive Officers, and Corporate Governance	Proxy Statement

Item 11:	Executive Compensation	Proxy Statement

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Proxy Statement

Item 13:	Certain Relationships and Related Transactions, and Director Independence	Proxy Statement

Item 14:	Principal Accounting Fees and Services	Proxy Statement

PART IV

Item 15:	Exhibits and Financial Statement Schedules	29

	Signatures	32

	Financial Information	Appendix A

Forward-Looking Statements

Certain statements in this Form 10-K are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The discussions regarding our growth strategy, expansion of operations in our markets, acquisitions, competition, loan and deposit growth, timing of new branch openings, and response to consolidation in the banking industry include forward-looking statements. Other forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “approximately,” “intend,” “plan,” “estimate,” or “anticipate” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statement. Some factors include changes in interest rates, local business conditions, government regulations, loss of key personnel or inability to hire suitable personnel, successful consummation of the Front Range transaction and the integration of Front Range into our business, faster or slower than anticipated growth, economic conditions, our competitors’ responses to our marketing strategy or new competitive conditions, and competition in the geographic and business areas in which we conduct our operations. We are not undertaking any obligation to update these risks to reflect events or circumstances after the date of this report to reflect the occurrence of unanticipated events.

PART I

Item 1:	Business.

First State Bancorporation

We are a New Mexico-based bank holding company. We provide commercial banking services to businesses through our subsidiary bank, First Community Bank, (“First Community Bank” or “Bank”). At December 31, 2006, we operated forty-nine branch offices, including thirty-nine in New Mexico (three offices in Taos, fourteen offices in Albuquerque, four offices in Santa Fe, two offices each in Rio Rancho, Belen, Los Lunas, Las Cruces, and Clovis, and one office each in Gallup, Portales, Grants, Edgewood, Bernalillo, Pojoaque, Placitas, and Moriarty), seven in Colorado (two offices in Colorado Springs, and one office each in Denver, Fort Collins, Lakewood, Littleton, and Longmont), two in Utah (Midvale and Salt Lake City), and one in Sun City, Arizona. In January 2007, we closed our Edgewood location and one branch location in Albuquerque, and in February 2007, we opened a new branch location in Phoenix, Arizona. At December 31, 2006, we had total assets, total deposits, and total stockholders’ equity of $2.802 billion, $2.121 billion, and $304.9 million, respectively.

Our management strategy is to provide a business culture in which customers are provided individualized customer service. As part of our operating and growth strategies, we are working to (i) place greater emphasis on attracting core deposits from, and providing financial services to, local businesses and governments; (ii) expand operations in the Albuquerque metropolitan area (which consists of Albuquerque and Rio Rancho), Las Cruces, and other strategic areas in New Mexico; (iii) expand operations in the Colorado and Utah markets including the Denver metropolitan area, Colorado Springs, Salt Lake City, and the surrounding areas; (iv) expand operations in Arizona focusing on the greater Phoenix metropolitan area; (v) maintain asset quality through strict adherence to credit administration standards; (vi) manage interest rate risk; (vii) continue to improve internal operating systems; (viii) increase non-interest income, and (ix) manage non-interest expenses.

We believe that we are well qualified to pursue an aggressive growth strategy throughout New Mexico, Colorado, Utah, and Arizona due to our responsive customer service, our streamlined management structure, management’s and employees’ strong community involvement in our business locations, and our recent expansion into the Colorado, Utah, and Arizona markets. We believe that expansion opportunities are centered primarily in the Albuquerque, Denver, Salt Lake City, and Phoenix metropolitan areas, as well as Santa Fe, Las Cruces, Colorado Springs, and the surrounding markets. We continue to add staff to service the additional volume of loans and deposits obtained as a result of expansion in and into these marketplaces. The level of any additional staffing and related expenses will depend on the magnitude of continued growth. See “Growth Strategy.”

At December 31, 2006, First State Bancorporation and First Community Bank were “well capitalized” under regulatory capital guidelines.

Our executive offices are located at 7900 Jefferson NE, Albuquerque, New Mexico 87109, and our telephone number is (505) 241-7500.

History

First Community Bank, originally organized as First State Bank began operations in 1922 in Taos County, New Mexico. First State Bancorporation and an affiliated company, New Mexico Bank Corporation, were organized under the laws of New Mexico in 1988 to acquire banking institutions in New Mexico. In December 1988, we acquired First State Bank, and New Mexico Bank Corporation acquired National Bank of Albuquerque (“NBA”). After a change in New Mexico banking laws in 1991, First State Bancorporation and New Mexico Bank Corporation merged, and the operations of NBA were merged into First State Bank in December 1991.

On December 1, 1993, we purchased 94.5% of the outstanding shares of common stock of First State Bank of Santa Fe (“Santa Fe Bank”). Certain members of our current management, our board of directors, and two officers of First State Bank sold their shares of Santa Fe Bank to us. Santa Fe Bank was merged into First State Bank as of June 5, 1994.

During the fourth quarter of 1999, First State Bank opened a mortgage origination division. The mortgage division allows the Bank to generate fee income from our branch network and construction lending activities as well as to attract additional customers. In 2004, the mortgage origination division was reorganized and began operating as First Community Mortgage.

On October 1, 2002, we entered the Colorado and Utah markets when we completed our acquisition of First Community Industrial Bank. We acquired approximately $343 million in loans and approximately $242 million in deposits, and recognized goodwill of approximately $43 million related to the transaction.

On January 3, 2006, we completed the acquisition of Access Anytime Bancorp, Inc. and its wholly owned subsidiary, AccessBank (“Access”) and on January 10, 2006, we completed the acquisition of New Mexico Financial Corporation and its wholly owned subsidiary, Ranchers Banks (“NMFC”). The acquisition of Access added three branches in Albuquerque in addition to six branches in Clovis, Gallup, Las Cruces, and Portales, New Mexico, and one in Sun City, Arizona. Through the Access transaction we acquired approximately $195 million in loans and $314 million in deposits, and recognized goodwill of approximately $19 million related to the transaction. The acquisition of NMFC added two branches each in our existing markets of Albuquerque, Belen, and Los Lunas, New Mexico as well as one branch each in Edgewood, Grants, and Moriarty, New Mexico. Through the NMFC transaction, we acquired approximately $34 million in loans and $96 million in deposits, and recognized goodwill of approximately $4 million related to the transaction. During 2006, we closed two branches acquired from NMFC, one in Belen, New Mexico, and one in Los Lunas, New Mexico, and consolidated our existing branch in Moriarty, New Mexico with the Moriarty branch acquired from NMFC. Subsequent to year end, we also closed one Albuquerque location that was acquired as part of the Access transaction and closed the Edgewood, New Mexico location that was acquired as part of the NMFC transaction. See Note 2 of Notes to Consolidated Financial Statements for additional information on these acquisitions.

On October 4, 2006, we announced the execution of a definitive agreement to acquire Front Range Capital Corporation (“Front Range”) and its subsidiary, Heritage Bank, for $72 million in cash (the “Merger Agreement”). Under the terms of the Merger Agreement, each issued and outstanding share of Front Range common stock, the 1987 voting preferred stock and the 1988 non-voting preferred stock will be converted into the right to receive $35.904 (rounded to the nearest full cent) per share in cash, and each issued and outstanding share of Front Range 2000 non-voting preferred stock will be converted into the right to receive $1,000 per share in cash. In the event of a termination of the Merger Agreement under certain circumstances, First State or Front Range may be required to pay the other a termination fee as set forth in the Merger Agreement. This acquisition will add approximately $450 million in assets and thirteen branches to our franchise in the Denver-Boulder-Longmont triangle along Colorado’s front range. The transaction has received all necessary approvals, including the Front Range shareholders, the Federal Reserve Bank of Kansas City, the Colorado Division of Banking, and the Financial Institutions Division for the State of New Mexico. The acquisition is anticipated to close in early March 2007. Additional information regarding the Front Range transaction may be found in our Current Report on Form 8-K filed with the Commission on October 5, 2006.

Operating Strategy

Our operating strategies include:

•	Pursuing an aggressive growth strategy

•	Providing responsive, personal customer service

•	Fostering a culture in which employees are valued and respected

•	Attracting new account relationships

•	Emphasizing community involvement

•	Increasing efficiency

•	Optimizing asset/liability management

Pursuing an Aggressive Growth Strategy. We intend to continue the aggressive growth strategy that has been successful for us over the years in New Mexico and which we are currently employing in our new markets of Colorado, Utah, and Arizona. Our markets are characterized by numerous acquisitions of local community banks by out of state institutions. We believe that our high touch personalized approach to banking provides us with a competitive advantage in this environment. Furthermore, Colorado, Utah, and Arizona, markets that are relatively new to us are much larger than our home market of New Mexico and therefore, should provide us with significant growth prospects. We will focus our growth over the next two to three years on a combination of internal growth and de novo branch openings within the existing four state footprint. We will consider strategic acquisitions as opportunities arise. See “Growth Strategy.”

Customer Service. Our objective is to increase market share in both lending volume and deposits by providing responsive customer service that is tailored to our customers' needs. By maximizing personal contact with customers, maintaining low employee turnover, and endeavoring to understand the needs and preferences of our customers, we are working to maintain and further enhance our reputation of providing excellent customer service. We have developed a streamlined management structure that allows us to make credit and other banking decisions rapidly. We believe that this structure, when compared to other competing institutions, enables us to provide a higher degree of service and increased flexibility to creditworthy customers.

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

Community Involvement. First Community Bank’s management and other employees participate actively in a wide variety of civic and community activities and organizations in New Mexico, Colorado, Utah, and Arizona. First Community Bank’s management also sponsors a number of community-oriented programs and events each year, contributing approximately $1.4 million to these organizations in 2006. We believe that these activities assist First Community Bank through increased visibility and through development and maintenance of customer relationships.

Maintaining Asset Quality. We believe that we can mitigate our credit risk by adhering to strict underwriting criteria and carefully monitoring our loan portfolio. We aggressively manage our past due and classified loans to limit our net charge-offs. While our lenders are primarily responsible for identifying potential problem loans, we also have an experienced internal loan review staff which assists in that process. In addition, this group reviews our overall credit administration. We believe that we can further mitigate our credit risk by maintaining a loan portfolio that has a small average loan size and that is geographically diverse.

Increasing Efficiency. We believe that our investments in technology will continue to produce operational efficiencies over the next few years. Our investments in internet and telephone banking continue to provide alternative methods to enhance our ability to service both our retail and commercial customers. We continue on an implementation path with an imaging-based document management and archiving system that is providing efficiencies in managing document flow and ensuring records retention is managed correctly and efficiently. All of our locations are linked together by a private voice and data network eliminating long distance costs for intracompany phone calls and data transmission. We are in the process of implementing Thin Client desktops and IP Telephony, and have implemented VPN technology, all of which will allow bank employees greater communication flexibility throughout the organization as well as increasing worker productivity, while reducing support and maintenance costs. We are prepared for the efficiencies that will come with Check 21 with the development of our long term check and payment strategies. We believe these investments as well as others will allow us to expand our asset base without a commensurate increase in non-interest expenses.

We continue to evaluate and improve our branch locations and facilities. In 2003, we began repositioning several of our facilities in Colorado and Utah to improve the future growth in these markets. Our repositioning and renovation continued into 2005 and included opening one new branch in both Colorado and Utah and closing one facility in New Mexico. Our occupancy expenses grew slightly during 2005 and have increased substantially in 2006 with the acquisitions of Access and NMFC and the addition of de novo branches in Colorado Springs, Colorado and Rio Rancho, New Mexico in the third quarter of 2006. During 2006, we closed two branches acquired from NMFC, one in Belen, New Mexico and one in Los Lunas, New Mexico and consolidated our existing Moriarty, New Mexico branch with the Moriarty branch acquired as part of the NMFC transaction. In January 2007, we closed one branch acquired from NMFC in Edgewood, New Mexico and one branch acquired from Access, located on Albuquerque’s westside, and in February 2007, we opened a new branch in Phoenix, Arizona. We intend to add two additional de novo branches in the Phoenix, Arizona market in 2007, one of which is scheduled to open late in the first quarter and the other in the second quarter. In addition, de novo branches in Denver and Ft. Collins, Colorado, are planned for late second quarter or early third quarter of 2007. A de novo branch in Albuquerque is also scheduled to open in the fourth quarter of 2007. We believe our investments in facilities will facilitate future growth as well as enable us to provide the convenience and quality of service that our customers deserve.

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

Growth Strategy

We expect to continue pursuing a growth strategy through a combination of internal growth, by opening de novo branches throughout our markets in strategic locations, by attracting employees and management teams who are not satisfied by working at larger organizations, and by selectively entering into new markets that are significantly larger than our New Mexico markets primarily through de novo branching strategy. We will also consider strategic acquisitions; however, our emphasis will be on organic growth over the next two to three years. Our total assets have grown from $494 million at December 31, 1998, to $2.802 billion at December 31, 2006. Our acquisition of Access and NMFC in January 2006 added approximately $482 million in total assets. Since 1993, large out of state financial institutions have acquired several banks that compete with us. These institutions concentrate on the mass retail customer base and extremely large customers. They also reduce service levels to small to medium size businesses. These institutions’ method of doing business affords us a continuing opportunity to gain profitable new account relationships and to expand existing relationships by positioning ourselves as a local responsive alternative to the impersonal service of the larger banks.

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

We believe that the strategy we have employed successfully in the New Mexico market and are currently employing in the Colorado and Utah markets can be successfully employed in the Arizona market. Our goal is to continue building a broad-based, well capitalized, diversified, customer-focused regional financial institution while continuing to pursue the high growth strategy we have been successful with to date.

Market Areas and Banks

Markets. First Community Bank has historically served three distinct market areas within New Mexico: the Albuquerque metropolitan area (Bernalillo, Sandoval, Torrance, and Valencia counties), Taos County, and Santa Fe County. The acquisition of Access strengthened our presence in the Albuquerque metropolitan area and added a presence in Clovis (Curry County), Gallup (McKinley County), Portales (Roosevelt County), and Las Cruces (Dona Ana County), New Mexico. The NMFC acquisition also expanded our branch network in the Albuquerque metropolitan area and added a branch in southern Santa Fe County and a branch in Cibola County. The Bank also operates in two distinct market areas in Colorado and Utah: the Colorado front range market area, which includes the Denver metropolitan area, and the Salt Lake City, Utah metropolitan area. The acquisition of Access also provided an entrance into Arizona with a branch in Sun City, a suburb of Phoenix, Arizona, in Maricopa County.

The Albuquerque metropolitan area is the largest metropolitan area in New Mexico and is the financial center of the state. It has a diverse economy centered around federal and state government, military, service, and technology industries. Military facilities include Kirtland Air Force Base and Sandia National Laboratories. A number of companies, including Intel, General Mills, The Gap, Wal-Mart, and Eclipse Aviation have initiated or expanded operations in the area in the past several years.

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

Clovis, New Mexico and nearby Portales, New Mexico are small communities in the east-central side of the state. Clovis is home to Cannon Air Force Base, which recently found a new mission in order to remain open past 2009. Portales is home to one of the state’s major universities, Eastern New Mexico University. Both communities are also supported by agricultural activity.

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

Salt Lake City is the state capital of Utah and the financial center of the state. The Salt Lake City area has a diverse economy driven by technology, telemarketing, and engineering companies, management services, universities, and state and local governments. Many major companies as well as small businesses operate throughout the area. The state of Utah is a recreation minded and livable community catering to year-round recreation with both mountain and desert areas nearby.

Sun City in Maricopa County, Arizona, is best known as a retirement community just minutes away from Phoenix, Arizona, the largest city in the state. Phoenix has a very diverse economic base which has seen dramatic growth over the last several years. We believe our business model, which is designed to attract disenfranchised customers of the very large banks, should work well in Maricopa County, where the three largest banks currently have approximately 65% of the almost $55 billion deposit market. We intend to increase our market share through an aggressive de novo branching strategy. The Phoenix metropolitan area has a fairly diverse economy, including financial services, professional services, health care, leisure, hospitality, and government.

First Community Bank’s operations as of December 31, 2006, are divided into eight regions: Northern New Mexico, which includes Taos and Santa Fe County; Central New Mexico, which includes Cibola County, McKinley County, and the Albuquerque metropolitan area counties of Bernalillo and Sandoval; Southern New Mexico, which includes Valencia, Torrance, Roosevelt, Curry, and Dona Ana Counties; Northern Colorado, which includes Larimer and Boulder Counties; Central Colorado, which includes Denver, Jefferson, and Arapahoe Counties; Southern Colorado, which includes El Paso County; Utah, which includes Salt Lake County; and Arizona, which includes Maricopa County.

First Community Bank. The following table sets forth certain information concerning the banking offices of First Community Bank as of December 31, 2006:

First Community Bank Locations (by Region)	Number of Facilities	Total Deposits	Total Loans
	(Dollars in thousands)

Northern New Mexico	8	$390,399	$274,428

Central New Mexico	20	1,035,463	944,260

Southern New Mexico	11	343,609	206,775

Northern Colorado	2	32,421	72,263

Central Colorado	3	125,925	210,586

Southern Colorado	2	80,438	113,523

Utah	2	22,200	194,335

Arizona	1	90,469	25,437

Total	49	$2,120,924	$2,041,607

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

The Southern and Northern New Mexico locations serve a diverse group of small to medium size businesses and individual customers and provide conventional commercial loans to established commercial businesses. These branches also provide a broad range of consumer banking services, including a full complement of deposit and residential construction and mortgage lending, and other loan services in the Santa Fe and Taos areas.

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

The Sun City, Arizona location provides conventional commercial and real estate secured commercial lending to established businesses and individual customers in these markets. This location also provides a full range of banking services, including a full complement of deposit and residential construction and mortgage lending, and other loan services in the Phoenix metropolitan area. The new Phoenix location, which opened in February 2007, provides similar services.

The following is a summary of the percentage of our deposits to total deposits of FDIC insured institutions (market share) in the counties in which we do business as of June 30, 2006:

New Mexico

Taos	40.94%

Bernalillo	10.12%

Santa Fe	8.88%

Sandoval	40.42%

Valencia	31.67%

Torrance	29.32%

Dona Ana	5.38%

Cibola	10.82%

Curry	12.54%

Roosevelt	14.34%

McKinley	5.00%

Colorado

Larimer	0.26%

Boulder	0.33%

Denver	0.27%

Jefferson	0.17%

Arapahoe	0.36%

El Paso	1.63%

Utah

Salt Lake	0.02%

Arizona

Maricopa	0.16%

We believe that our greatest opportunity for growth in our current market area in New Mexico is in increasing our market share in Bernalillo, Valencia, Santa Fe, and Dona Ana counties. First Community Bank is the largest bank in Taos County and Sandoval County, and growth in those markets is expected to come from economic growth and not as a result of increased market share.

We continue to believe that the Colorado, Utah, and Arizona markets represent a great opportunity for growth as we continue to aggressively seek commercial banking relationships with small to medium size businesses. We expect that the continued integration of our individualized customer service will result in increased market share in Colorado, Utah, and Arizona.

The pending acquisition of Front Range will significantly increase our presence along the Colorado front range and enhance our ability to grow. When the Front Range acquisition closes, which is anticipated to be in early March 2007, we will have 20 branches in Colorado.

Competition

First Community Bank competes for loans and deposits with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders, governmental organizations, and other institutions with respect to the scope and type of services offered, interest rates paid on deposits, and pricing of loans, among other things. Many of our competitors have significantly greater financial and other resources than we do. First Community Bank also faces significant competition for investors' funds from sellers of short-term money market securities and other corporate and government securities.

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

Employees

As of December 31, 2006, we had 864 full-time equivalent employees. We place a high priority on staff development, training, and selective hiring. We select new employees on the basis of both technical skills and customer-service capabilities. Our staff development involves training in marketing, customer service, and regulatory compliance. Our employees are not covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

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

Supervision and regulation of bank holding companies and their subsidiaries are intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation (the "FDIC"), and the banking system as a whole, not for the protection of bank holding company stockholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines and other penalties for violation of laws and regulations.

On January 1, 2005, the Federal Reserve Board’s revised bank holding company rating system became effective. The revised system more closely aligns the Federal Reserve's rating process with the focus of its current supervisory practices by placing an increased emphasis on risk management, providing a more flexible and comprehensive framework for evaluating financial condition, and requiring an explicit determination of the likelihood that the non-depository entities of a bank holding company will have a significant negative impact on the depository subsidiaries. Under the revised rating system, each bank holding company is assigned a composite rating based on an evaluation and rating of three essential components of an institution's financial condition and operations. These three components are: Risk

Management, Financial Condition, and potential impact of the parent company and non-depository subsidiaries on the subsidiary depository institutions. A fourth rating, Depository Institution, mirrors the primary regulator's assessment of the subsidiary depository institutions.

First Community Bank. As a New Mexico-chartered state member bank of the Federal Reserve System, First Community Bank is subject to regulation and supervision by the Federal Reserve Board and the New Mexico Financial Institutions Division, and, as a result of the insurance of its deposits, by the FDIC. Almost every aspect of the operations and financial condition of First Community Bank is subject to extensive regulation and supervision and to various requirements and restrictions under federal and state law, including requirements governing capital adequacy, liquidity, earnings, dividends, reserves against deposits, management practices, branching, loans, investments, and the provision of services. Various consumer protection laws and regulations also affect the operations of First Community Bank. The deposits of First Community Bank are insured up to applicable limits by the FDIC.

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

Payment of Dividends. The Federal Reserve Board has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that, as a matter of prudent banking, a bank holding company should not maintain a rate of cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company's capital needs, asset quality, and overall financial condition. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing.

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

Capital Adequacy Requirements. We are subject to the Federal Reserve Board's risk-based capital and leverage guidelines for bank holding companies. The minimum ratio of total capital to risk-weighted assets, which are the credit risk equivalents of balance sheet assets and certain off balance sheet items such as standby letters of credit, is 8%. At least half of the total capital must be composed of common stockholders' equity (including retained earnings), trust preferred securities, qualifying non-cumulative perpetual preferred stock (and, for bank holding companies only, a limited amount of qualifying cumulative perpetual preferred stock), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, other disallowed intangibles, and disallowed deferred tax assets, among other items ("Tier 1 Capital"). The remainder may consist of a limited amount of subordinated debt, other perpetual preferred stock, hybrid capital instruments, mandatory convertible debt securities that meet certain requirements, as well as a limited amount of reserves for loan losses ("Tier 2 Capital"). The maximum amount of Tier 2 Capital that may be included in an organization's qualifying total capital is limited to 100% of Tier 1 Capital. The Federal Reserve Board has also adopted a minimum leverage ratio for bank holding companies, requiring Tier 1 Capital of at least 4% of average total consolidated assets.

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

Risk-Based Capital and Leverage Ratios

	As of December 31, 2006 Risk-Based Ratios
	Tier I Capital	Total Capital	Leverage Ratio
First State Bancorporation	12.5%	13.5%	11.0%
First Community Bank	9.2%	10.2%	8.1%
Minimum required ratio	4.0%	8.0%	4.0%
"Well capitalized" minimum ratio	6.0%	10.0%	5.0%

The federal bank regulatory agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. In addition, the regulations of the Federal Reserve Board provide that concentration of credit risk, interest rate risk, and certain risks arising from nontraditional activities, as well as an institution's ability to manage these risks, are important factors to be taken into account by regulatory agencies in assessing an organization's overall capital adequacy. The risk-based capital regulations also provide for the consideration of interest rate risk in the agencies' determination of a banking institution's capital adequacy. The regulations require such institutions to effectively measure and monitor their interest rate risk and to maintain capital adequate for that risk.

Prompt Corrective Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, the federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized depository institutions. Depository institutions, such as First Community Bank, are assigned one of five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," and are subjected to differential regulation corresponding to the capital category within which the institution falls. Under certain circumstances, a well capitalized, adequately capitalized, or undercapitalized institution may be treated as if the institution were in the next lower capital category. A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized. Adequately capitalized institutions cannot accept, renew, or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

The banking regulatory agencies are permitted or, in certain cases, required to take certain actions with respect to institutions falling within one of the three undercapitalized categories. Depending on the level of an institution's capital, the agencies’ corrective powers include, among other things:

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

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution's holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution's holding company is entitled to a priority of payment in bankruptcy. Failure to meet capital guidelines could subject the bank to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, and to certain restrictions on business. As of December 31, 2006, both First State Bancorporation and First Community Bank exceeded the required capital ratios for classification as "well capitalized."

Enforcement Powers of the Federal Banking Agencies. The federal banking agencies have broad enforcement powers. Failure to comply with applicable laws, regulations, and supervisory agreements could subject First State Bancorporation or First Community Bank, as well as officers, directors, and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil monetary penalties. In addition to the grounds discussed under "Prompt Corrective Action," the appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, where the banking institution:

•	is undercapitalized and has no reasonable prospect of becoming adequately capitalized;

•	fails to become adequately capitalized when required to do so;

•	fails to submit a timely and acceptable capital restoration plan; or

•	materially fails to implement an accepted capital restoration plan.

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

The restrictions on loans to directors, executive officers, principal stockholders, and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and Regulation O apply to all federally insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. Regulation O institutions are not subject to the prohibitions of the Sarbanes-Oxley Act of 2002 on certain loans to insiders.

Anti-Terrorism Legislation. We are subject to the USA Patriot Act of 2001, which contains the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. The Act contains anti-money laundering measures affecting insured depository institutions, broker-dealers, and certain financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions' operations. We have established policies and procedures to ensure compliance with the Act and the related regulations.

Interstate Banking and Branching. The Riegle-Neal Act, enacted in 1994, permits an adequately capitalized and adequately managed bank holding company, with Federal Reserve Board approval, to acquire banking institutions located in states other than the bank holding company's home state without regard to whether the transaction is prohibited under state law. In addition, national banks and state banks with different home states are permitted to merge across state lines, with the approval of the appropriate federal banking agency, unless the home state of a participating banking institution has passed legislation prior to that date that expressly prohibits interstate mergers. De novo interstate branching is permitted if the laws of the host state so authorize.

The Gramm-Leach-Bliley Act. The GLBA enables qualified bank holding companies to acquire insurance companies and securities firms and effectively repeals depression-era laws, which prohibited the affiliation of banks and these other financial services entities under a single holding company. Certain qualified bank holding companies and other types of financial service entities may elect to become financial holding companies under the GLBA. Financial holding companies may engage in a wide range of activities and may affiliate with a wider range of companies than may bank holding companies that are not financial holding companies. The GLBA enables financial holding companies and their non-bank subsidiaries to engage in activities that are financial in nature, incidental to financial activities, or complementary to financial activities, including banking, securities underwriting, merchant banking, and insurance (both underwriting and agency services). Qualification as a financial holding company depends on subsidiary depository institutions remaining well capitalized and well managed, as defined in Federal Reserve Board regulations, and receiving at least satisfactory ratings under the Community Reinvestment Act. We currently qualify, and have elected with the Federal Reserve Board, to be a financial holding company under the GLBA, but do not engage in activities, or affiliate with any company, in reliance on our financial holding company status.

The financial activities authorized by the GLBA also may be engaged in by a "financial subsidiary" of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, all of which must be conducted by the financial holding company.

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

Community Reinvestment Act. First Community Bank is subject to the CRA. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications, and applications to acquire the assets and assume the liabilities of another bank. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of its bank subsidiaries are reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. First Community Bank received an "outstanding" CRA rating from the Federal Reserve at its most recent CRA examination.

Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, First Community Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Unfair Practices Acts of states, and the Real Estate Settlement Procedures Act among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, or engaging in other types of transactions with such customers.

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

Check 21 Act. We are subject to the Check Clearing for the 21st Century Act (the “Check 21 Act”), which was enacted on October 28, 2003 and became effective on October 28, 2004. The Check 21 Act authorizes a new negotiable instrument called a "substitute check" to facilitate check truncation and electronic check exchange. A substitute check is a paper reproduction of the original check that contains an image of the front and back of the original check and can be processed just like the original check. The Check 21 Act provides that a properly prepared substitute check is the legal equivalent of the original check for all purposes. The Check 21 Act does not require any bank to create substitute checks or to accept checks electronically. The Check 21 Act includes new warranties, an indemnity, and expedited re-credit procedures that protect substitute check recipients. We have established policies and procedures designed for compliance with the Check 21 Act.

Corporate Governance - Sarbanes-Oxley Act of 2002 and NASDAQ Independence Rules. We are subject to the Sarbanes-Oxley Act of 2002 (“SOX”), which implemented reforms intended to address securities and accounting fraud. Among other things, SOX established a new accounting oversight board to enforce auditing, quality control and independence standards, restricts provision of both auditing and consulting services by accounting firms, and provides audit committee pre-approval of non-audit services to audit clients. To insure auditor independence, any non-audit services being provided to an audit client requires pre-approval by a company’s audit committee members. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Commission, subject to civil and criminal penalties for knowing violations. SOX also requires audit committees to be independent, and enacts other requirements for audit committee operations and selection of auditor. SOX expands the scope and penalties of the federal criminal code relating to securities and accounting fraud, and affords protection for employees who are “whistle-blowers.” We are subject to the requirements of Section 404 of SOX wherein management is required to establish and maintain internal controls and procedures for financial reporting and to report annually on (1) management’s responsibility for the internal controls and procedures for financial reporting and (2) their effectiveness. The assessment reported by management is the subject of an attestation report by our independent external audit firm.

Our independent registered public accounting firm has attested to, and reported on, management’s evaluation of internal controls and procedures over financial reporting as of December 31, 2006, which appears in Appendix A.

We are listed on the NASDAQ as a member of their Global Select Market (NASDAQ). On November 2, 2003, the SEC approved NASDAQ rules for companies listed on NASDAQ as part of their qualitative listing requirements for listing or continued listing relating to audit committee composition, audit committee charters, nominating committee charters, executive sessions of independent directors, and code of conduct requirements. Under the NASDAQ rules, the audit committee must be composed of independent directors without recent affiliation with auditors of the company, must have at least one financial expert, must have an audit committee charter, directors must have executive sessions of independent directors, must have a nominating committee charter, and must have a code of conduct applying to all employees, officers, and directors meeting certain minimum standards. As required by the NASDAQ rules, we have certified that we comply with the new rules. In addition, the NASDAQ also requires audit committee approval of all related party transactions and that a majority of the board of directors be independent under the NASDAQ definition of independence.

The board is committed to maintaining a corporate governance structure that meets or exceeds the requirements under the securities laws and the NASDAQ rules.

Deposit Insurance Reform. The deposits of First Community Bank are insured up to applicable limits by the FDIC. The Federal Deposit Insurance Reform Act of 2005 made several changes in the structure of deposit insurance. Among these, the Bank Insurance Fund and the Savings Association Fund were merged into a new fund, the Deposit Insurance Fund, effective March 31, 2006. The Act also increases deposit coverage for certain retirement accounts and provides the FDIC with greater flexibility in assessing insurance premiums on insured banks, including First Community Bank. In November 2006, the FDIC adopted a new rule on the risk-based assessment system that will enable the FDIC to more closely tie each bank’s premiums to the risk it poses to the deposit insurance fund. In addition, the FDIC has new flexibility to manage the deposit insurance fund’s reserve ratio within a range, which in turn will help prevent sharp swings in assessment rates that were possible under the design of the former system. Under the new risk-based assessment system, the FDIC will evaluate each institution’s risk based on three primary sources of information: supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them. As a result of the foregoing, the FDIC set the assessment rates that took effect at the beginning of 2007. The new rates will vary between five and seven cents for every $100 of domestic deposits. Under the new rule, First Community Bank’s assessment rate, beginning on January 1, 2007, will be approximately 5.45 cents for every $100 of domestic deposits. The previous assessment system was under the guidance of the Financing Corporation (“FICO”), established by the Competitive Equality Banking Act of 1987. The FICO assessment rate was adjusted quarterly. First Community Bank’s most recent rate was 1.22 cents for every $100 of domestic deposits. The new rulemaking also allows eligible insured depository institutions to share a one-time assessment credit pool of approximately $4.7 billion, which will offset the increase in premiums for a period of time. First Community Bank expects its share of the one-time credit to be used up in the third quarter of 2007.

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

Other

For a discussion of asset/liability management, the investment portfolio, loan portfolio, nonperforming assets, allowance for loan losses, and deposits see Item 7: “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our success is dependent to a significant extent upon local economic conditions in the communities we serve and the general economic conditions in the United States. The economic conditions, including real estate values, in these areas and throughout the United States, have a significant impact on loan demand, the ability of borrowers to repay these loans, and the value of the collateral securing these loans. A decline in economic conditions, including a decline in real estate values, over a prolonged period of time in any of these areas could cause significant increases in nonperforming assets and could affect our ability to recover on defaulted loans by foreclosing and selling the real estate collateral, which could cause decreased operating results, liquidity, and capital. As of December 31, 2006, approximately 83% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate.

Our loan portfolio is also concentrated in New Mexico, Colorado, and Utah, with growing exposure in Arizona. Adverse economic conditions in these states could have a greater effect on our ability to attract deposits and result in high rates of loss and delinquency on our loan portfolio compared to competitors who may have more geographic diversification.

Our small to medium-sized business customers may have less financial resources with which to weather a downturn in the economy.

One of the primary focal points of our business development and marketing strategy is serving the banking and financial services needs of small to medium-sized businesses. Small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions become unfavorable in New Mexico, Colorado, Utah, or Arizona, the businesses of our customers and their ability to repay outstanding loans may be negatively affected. As a consequence, our results of operations and financial condition may be adversely affected.

Fluctuations in interest rates could reduce our profitability.

Our net interest income may be reduced by changes in the interest rate environment. Our earnings depend to a significant extent on the interest rate differential. The interest rate differential or "spread" is the difference between the interest earned on loans, securities, and other interest-earning assets, and interest paid on deposits, borrowings, and other interest-bearing liabilities. These rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. In particular, changes in the discount rate by the Board of Governors of the Federal Reserve System usually lead to changes in interest rates, which affect our interest income, interest expense, and securities portfolio. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. We cannot assure you that we can minimize our interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, and overall profitability.

In addition, our net income is affected by our interest rate sensitivity. Interest rate sensitivity is the difference between our interest-earning assets and our interest-bearing liabilities maturing or repricing within a given time period. Interest rate sensitivity is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. As of December 31, 2006, our interest sensitivity was positive. As a result, if a decrease in rates occurs, our results of operations and financial condition may be adversely affected.

Our loans are concentrated in New Mexico, Colorado, Utah, and Arizona and adverse conditions in those markets could adversely affect operations.

Because our loans and deposits are in only a few concentrated geographic areas, our business may be more affected by local economic conditions and could be more vulnerable than banks whose lending and deposit activities are in larger, more geographically diversified markets. A prolonged or more extreme downturn in the local economies in New Mexico, Colorado, Utah, or Arizona could have an adverse effect on business activity, employment, and collateral values, with a corresponding adverse effect on loan growth, income, and on borrowers' abilities to repay loans.

Recent supervisory guidance on commercial real estate concentrations could restrict our activities and impose financial requirements or limitations on the conduct of our business.

The Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation recently finalized joint supervisory guidance on sound risk management practices for concentrations in commercial real estate lending. The guidance is intended to help ensure that institutions pursuing a significant commercial real estate lending strategy remain healthy and profitable while continuing to serve the credit needs of their communities. The agencies are concerned that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. The guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending. The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit banks’ commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. The lending and risk management practices will be taken into account in supervisory evaluation of capital adequacy. Our commercial real estate portfolio as of December 31, 2006 meets the definition of commercial real estate concentration as set forth in the final guidelines. If our risk management practices are found to be deficient, it could result in increased reserves and capital costs.

We operate in a highly regulated environment; changes in federal and state laws and regulations and accounting principles may adversely affect us.

We are a bank holding company. Bank holding companies and their subsidiaries operate in a highly regulated environment, subject to extensive supervision and examination by federal and state bank regulatory agencies. We are subject to changes in federal and state law, as well as changes in regulation and governmental policies, income tax law, and accounting principles. Any change in applicable regulations, or federal or state legislation, or in accounting principles could have a significant impact on us and our results of operations. Additional legislation or regulations may be enacted or adopted in the future that could significantly affect our powers, authority, and operations. If new legislation, regulations, or accounting principles are enacted or adopted, our results of operations and financial condition may be adversely affected.

In particular, we are subject to the Bank Holding Company Act of 1956, as amended, and to regulation and supervision by the Federal Reserve Board. First Community Bank, as a state member bank of the Federal Reserve System, is subject to regulation and supervision by the Federal Reserve Board and the New Mexico Financial Institutions Division of the Regulation and Licensing Department and, because its deposits are insured, by the Federal Deposit Insurance Corporation. Our operations in Colorado, Utah, and Arizona may also be subject to regulation and supervision by the State of Colorado Division of Banking, the Utah Department of Financial Institutions, and the Arizona State Banking Department, respectively. Regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of the regulators’ supervisory and enforcement duties. If regulators exercise these powers, our results of operations and financial condition may be adversely affected.

We currently qualify, and have elected with the Federal Reserve Board, to be a financial holding company under the Gramm-Leach-Bliley Act. Financial holding companies may engage in a wider range of activities and may affiliate with a wider range of companies than may bank holding companies that are not financial holding companies. If we were to engage in activities or affiliate with companies permissible only for financial holding companies, and we were to lose our status as a financial holding company, we could be required to cease those activities or divest those companies. This could adversely affect our results of operations and financial condition. However, we do not currently engage in activities, and are not currently affiliated with any companies, in reliance on our financial holding company status.

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

Although we hold all of the outstanding capital stock of First Community Bank, we are a legal entity separate and distinct from First Community Bank. Our ability to pay dividends on our common stock will depend primarily on the ability of First Community Bank to pay dividends to us. First Community Bank’s ability to pay dividends and make other capital distributions to us is governed by federal and state law. Federal and state regulatory limitations on a bank’s dividends generally are based on the bank’s capital levels and current and retained earnings. The earnings of First Community Bank may not be sufficient to make capital distributions to us in an amount sufficient for us to service our obligations or to pay dividends on our common stock.

First Community Bank is prohibited under federal law from paying any dividend that would cause it to become "undercapitalized." As of December 31, 2006, First Community Bank met the capital requirements of a "well capitalized" institution under applicable Federal Reserve Board regulations. We cannot assure you that the bank will remain "well capitalized."

It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available from the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Federal Reserve Board policy also provides that bank holding companies should not maintain such a level of cash dividends that would undermine the bank holding company’s ability to provide financial resources as needed to its insured banking subsidiaries. Additionally, the Federal Reserve Board has the right to object to a distribution on safety and soundness grounds. Depending upon the circumstances, the Federal Reserve Board could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

The terms of our trust preferred securities may restrict our ability to pay dividends.

If we suspend payments on our trust preferred securities, we will not be able to pay dividends to holders of our common stock. The terms of our trust preferred securities allow us to suspend payments of interest, at our option, for up to five years. We expect that similar provisions will exist in any future offerings of trust preferred securities. However, if we exercise our option to suspend those payments, we will be prohibited from paying any dividends on any class of capital stock for as long as the trust preferred interest payments remain suspended. We are currently paying interest on our trust preferred securities and have no plans to suspend those payments. However, we cannot assure you that we will not suspend payments in the future.

Defaults in the repayment of loans may negatively affect our business.

A borrower’s default on its obligations under one or more of our loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work-out of the loan. In certain situations, where collection efforts are unsuccessful or acceptable work-out arrangements cannot be reached, we may have to write-off the loan in whole or in part. In these situations, we may acquire real estate or other assets, if any, which secure the loan through foreclosure or other similar available remedies. In these cases, the amount owed under the defaulted loan often exceeds the value of the assets acquired.

We regularly make a determination of an allowance for loan losses based on available information, including the quality of and trends in our loan portfolio, economic conditions, the value of the underlying collateral, historical charge-offs, and the level of our non-accruing loans. Provisions for this allowance result in an expense for the period. If, as a result of general economic conditions or an increase in defaulted loans, we determine that additional increases in the allowance for loan losses are necessary, we may incur additional expenses. In addition, bank regulatory agencies periodically review our allowances for loan losses and the values we attribute to real estate acquired through foreclosure or other similar remedies. These regulatory agencies may require us to adjust our determination of the value for these items. If we are required to adjust our allowances for loan losses, our results of operations and financial condition may be adversely affected.

Competition with other financial institutions could adversely affect our profitability.

The banking business is highly competitive, and our profitability depends upon our ability to compete in our market areas. We compete with other commercial and savings banks and savings and loan associations. We also compete with credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders, and governmental organizations that may offer subsidized financing at lower rates than those we offer. Many of our competitors have significantly greater financial and other resources than we do. Although we have been able to compete effectively in the past, we may not be able to compete effectively in the future. Our large competitors may also in the future attempt to respond directly to our marketing strategy by emphasizing similar services.

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

We are dependent on key personnel.

Our success has been and continues to be largely dependent on the services of Michael R. Stanford, our President and Chief Executive Officer, H. Patrick Dee, our Executive Vice President and Treasurer, Christopher C. Spencer, our Senior Vice President and Chief Financial Officer, and other members of management who have significant relationships with our customers. The prolonged unavailability or the unexpected loss of any of these officers could have an adverse effect on our growth and profitability.

Our Restated Articles of Incorporation, our Bylaws, and New Mexico law may delay or prevent an acquisition of us by a third party.

Our Restated Articles of Incorporation, our Bylaws, and New Mexico law contain provisions that make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions also could discourage proxy contests and may make it more difficult for you and other shareholders to elect your own representatives as directors and take other corporate actions.

Our Restated Articles of Incorporation do not permit cumulative voting of shareholders in the election of directors. As a result, the holders of a majority of our outstanding shares control the election of all our directors. We also have a staggered board, which means that only one-third of our board can be replaced by shareholders at any annual meeting. Directors may not be removed without cause except with the affirmative vote of at least two-thirds of our shareholders.

Our Restated Articles of Incorporation also prohibit business combinations with a person who acquires 10% or more of any class of our equity securities, including our common stock, unless the acquiror receives prior approval for the business combination from at least 66.6% of the votes entitled to vote at a meeting of our shareholders held to vote on the proposed business combination. This provision in our Restated Articles of Incorporation is in addition to the limitations that New Mexico law provides that may discourage potential acquirors from purchasing shares of our common stock. Under New Mexico law, our directors may consider the interest of persons other than our shareholders when faced with unsolicited offers for control of us. For example, our directors may consider the interest of our employees, suppliers, creditors, the communities we serve, and the State of New Mexico generally in evaluating any change of control offer.

These and other provisions of New Mexico law and our governing documents may have the effect of delaying, deferring, or preventing a transaction or a change in control that might be in the best interest of our shareholders.

If we do not complete the acquisition of Front Range, our management will have broad discretion over the use of the proceeds from the recent public stock offering.

We received net proceeds from our offering in December 2006 of approximately $74.4 million. We intend to use significantly all of the net proceeds from the offering to pay the $72 million purchase price for the Front Range acquisition. Any remaining proceeds from the offering will be used to pay the fees and expenses related to the Front Range acquisition and for working capital and other general corporate purposes. If the Front Range acquisition is not completed for any reason, we will use the net proceeds for working capital and other general corporate purposes, which may include other acquisitions that we have not yet identified. Our management will retain broad discretion as to the use and allocation of the net proceeds from the offering in the event that we do not acquire Front Range.

We may have difficulty integrating our operations with those of Front Range.

We have operated independently from Front Range. It is possible that the integration process could result in the loss of key employees, as well as the disruption of our or Front Range's ongoing businesses or inconsistencies in standards, controls, procedures, and policies, any or all of which could adversely affect our ability to maintain relationships with clients, customers, depositors, and employees after the acquisition or to achieve the anticipated benefits of the acquisition. Integration efforts will also divert management attention and resources. These integration matters could have an adverse effect on our operations.

We may fail to realize the anticipated benefits of the acquisition.

The success of the acquisition of Front Range will depend, in part, on our ability to realize the anticipated growth opportunities, economies of scale, and other benefits from combining the operations of Front Range into ours. To realize the anticipated benefits of this combination, our management team must develop strategies and implement a business plan that will successfully combine the businesses. If we do not realize economies of scale and other anticipated benefits as a result of the acquisitions, the value of our common stock may decline.

An extended disruption of our vital infrastructure could negatively impact our operations, results, and financial condition.

Our operations depend upon, among other things, our infrastructure, including equipment, information and telecommunications technologies, and facilities. An extended disruption of vital infrastructure by fire, power loss, computer hacking or viruses, terrorist activity, natural disaster, telecommunications failure, or other events beyond our control could impact the financial services industry as a whole and our business. Our business recovery plan may not work as intended or may not prevent significant interruptions of our operations.

Rapid technological changes may adversely affect the value of our current or future technologies to us and our customers, which could cause us to increase expenditures to upgrade and protect our technology or develop and protect competing technologies for delivering our services.

Technology in our industry is evolving rapidly. Our ability to compete and our future results depend in part on our ability to make timely and cost-effective enhancements and additions to our technology, to introduce new products and services that meet customer demands and to keep pace with rapid advancements in technology. Maintaining flexibility to respond to technological and market dynamics may require substantial expenditures and lead-time. We cannot assure you that we will successfully identify and develop new products or services in a timely manner, that offerings, technologies or services developed by others will not render our offerings obsolete or noncompetitive, or that the technologies in which we focus our investments will achieve acceptance in the marketplace and provide a return on our investment.

Material breaches of our systems may have a significant effect on our business.

We collect, process, and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both us and third party service providers. We have security, backup and recovery systems in place, as well as a business continuity plan to ensure the system will not be inoperable. We also have security to prevent unauthorized access to the system. In addition, we require our third party service providers to maintain similar controls. However, we cannot be certain that the measures will be successful. A security breach in the system and loss of confidential information such as credit card numbers and related information could result in losing the customers’ confidence and thus the loss of their business.

Item 1B:	Unresolved Staff Comments.

None.

Item 2:	Properties.

Our principal offices are located at 7900 Jefferson NE, Albuquerque, New Mexico 87109. At December 31, 2006, we operated forty-nine branch offices, including thirty-nine in New Mexico (three offices in Taos, fourteen offices in Albuquerque, four offices in Santa Fe, two offices each in Rio Rancho, Belen, Los Lunas, Las Cruces, and Clovis, and one office each in Gallup, Portales, Grants, Edgewood, Bernalillo, Pojoaque, Placitas, and Moriarty), seven in Colorado (two offices in Colorado Springs, and one office each in Denver, Fort Collins, Lakewood, Littleton, and Longmont), two in Utah (Midvale and Salt Lake City), and one in Sun City, Arizona. In addition to these branch offices, we have separate loan production offices in Denver, Colorado, and Phoenix, Arizona, two administrative facilities in Albuquerque, and one vacant parcel of land in Albuquerque for future expansion. We own the following locations: the Main and Southside facilities in Taos, the Journal Center facility, the Eubank facility, the Isleta facility, and the Fourth Street facility in Albuquerque, the Pile and Prince locations in Clovis, the Gallup location, the Portales location, the Moriarty location, the Grants location, the Belen Reinken location, the Los Lunas West location, the Bernalillo facility, the Littleton facility, the Salt Lake City facility, and the Sun City facility; we lease the remaining banking facilities. We monitor the quality and appearance of our banking facilities and complete renovations as considered appropriate in order to effectively serve our customers. All of the facilities in Colorado and Utah have been renovated and/or relocated to new facilities since 2002, and the majority of our New Mexico facilities have been renovated or built within the last 10 years.

In January 2007, we closed our Edgewood, New Mexico location and one branch location in Albuquerque, and in February 2007, we opened a new branch location in Phoenix, Arizona and acquired a vacant parcel of land in Las Cruces, New Mexico for future expansion.

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

Item 4:	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

Item 5:	Market for Registrant’s Common Equity and Related Stockholder Matters.

Performance Graph

The graph below compares the cumulative shareholder return on the Company’s Common Stock since December 31, 2001, with the cumulative total return on the NASDAQ Total US Index and the SNL $1B-$5B Bank Index. The table below compares the cumulative total return of the Common Stock as of December 31, 2001, 2002, 2003, 2004, 2005, and 2006 assuming a $100 investment on December 31, 2001, and assuming reinvestment of all dividends. This data was furnished by SNL Securities LLC.

		Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
First State Bancorporation	100.00	118.38	168.57	180.95	239.45	250.15
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Bank $1B-$5B	100.00	115.44	156.98	193.74	190.43	220.36

The preceding information under the caption “Performance Graph” shall be deemed to be “furnished” but not “filed” with the Securities and Exchange Commission.

Price Range of Common Stock

Our Common Stock is traded on The NASDAQ Stock Market as a member of their Global Select Market under the symbol “FSNM.” Our Common Stock commenced trading on November 3, 1993. The quotations in the over-the-counter market reflect inter-dealer prices, without retail markup, markdown, or commissions and may not necessarily represent actual transactions.

	Per Share
Quarter Ended	Diluted Net Earnings	Dividends Paid	Book Value	Low Price (1)	High Price (1)	Quarter End Price
December 31, 2006	0.31	0.08	14.67	24.73	26.38	24.75
September 30, 2006	0.37	0.08	12.81	22.50	26.93	25.97
June 30, 2006	0.33	0.08	12.34	22.84	27.31	23.78
March 31, 2006	0.24	0.08	12.11	23.05	27.23	26.56
December 31, 2005	0.39	0.07	10.41	20.67	25.79	23.99
September 30, 2005	0.39	0.07	10.14	18.69	23.43	21.19
June 30, 2005	0.32	0.07	9.83	16.85	19.58	19.29
March 31, 2005	0.28	0.07	9.51	16.95	19.22	16.98

(1)	The prices shown represent the high and low closing sales prices for the quarter.

The last reported sale price of our Common Stock on February 27, 2007, was $22.63 per share. As of February 27, 2007, there were approximately 282 shareholders of record, not including shareholders who beneficially own Common Stock held in nominee or street name.

Dividend Policy

We paid cash dividends of $5.6 million or $0.32 per share in 2006 and $4.3 million or $0.28 per share in 2005, which amounted to 24.75% and 20.14% of net income in 2006 and 2005, respectively. The declaration and payment of cash dividends are determined by the Board of Directors in light of the earnings, capital requirements, our financial condition, and other relevant factors. Our ability to pay cash dividends depends on the amount of cash dividends paid to us by First Community Bank and our capital position. Capital distributions, including dividends, by First Community Bank, are subject to federal and state regulatory restrictions tied to its earnings and capital. During the year ended December 31, 2006, First Community Bank paid a $2 million dividend to First State Bancorporation. Information regarding dividend restrictions on our banking subsidiary is incorporated herein by reference to Item 1. “Business–Supervision and Regulation/Payment of Dividends.”

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding compensation plans under which shares of Common Stock may be issued upon the exercise of options, warrants, and rights under the First State Bancorporation 1993 Stock Option Plan and the 2003 Equity Incentive Plan as of December 31, 2006:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,423,396	$15.39	793,353
Equity compensation plans not approved by security holders	—	—	—

Total	1,423,396	$15.39	793,353

Item 6:	Selected Financial Data.

Selected Financial Data are filed as part of this report and appear in “Financial Summary” in the attached Appendix A.

Item 7:	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Our consolidated financial statements are filed as a part of this report and appear in Appendix A immediately following the Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A:	Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information required to be disclosed in the reports we file with the SEC, and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC.

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, pursuant to Exchange Act Rules 13(a)-15(e) and 15(d)-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, our internal control over financial reporting was effective.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by KPMG, LLP, the independent registered public accounting firm who also audited our consolidated financial statements. KPMG’s attestation report on management’s assessment of our internal control over financial reporting appears on page A-23 hereof.

Item 9B:	Other Information.

None.

PART III

Item 10:	Directors, Executive Officers, and Corporate Governance.

Information regarding directors appearing under the caption “Election of Directors” in our Proxy Statement for the 2007 Annual Meeting of Shareholders is hereby incorporated by reference. Information relating to disclosure of delinquent Form 3, 4, and 5 filers is incorporated by reference to the information appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2007 Annual Meeting of Shareholders.

Information regarding our audit committee financial experts appearing under the caption “Information with Respect to Standing Committees of the Board of Directors and Meetings” in our Proxy Statement for the 2007 Annual Meeting of Shareholders is hereby incorporated by reference.

Information regarding our Code of Ethics appearing under the caption “Corporate Governance” in our Proxy Statement for the 2007 Annual Meeting of Shareholders is hereby incorporated by reference. The Code of Ethics has been filed with the Commission and is posted on our website at www.fcbnm.com “Investor Relations.”

Information regarding executive officers appearing under the caption “Executive Officers of the Company” in our Proxy Statement for the 2007 Annual Meeting of Shareholders is hereby incorporated by reference.

Item 11:	Executive Compensation.

Information appearing under the captions “Compensation of Directors,” “Executive Compensation,” and “Compensation Discussion and Analysis” in the 2007 Proxy Statement is hereby incorporated by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Voting Securities and Principal Holders” in the 2007 Proxy Statement is hereby incorporated by reference.

Item 13:	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain related transactions appearing under the caption “Certain Business Relationships” in the 2007 Proxy Statement is hereby incorporated by reference.

Item 14:	Principal Accounting Fees and Services.

Information regarding principal accountant fees and services appearing under the caption “Ratification of Independent Auditors” in the 2007 Proxy Statement is hereby incorporated by reference.

PART IV

Item 15:	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this annual report on Form 10-K:

1. Financial Statements:

•	Financial Highlights

•	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Management’s Report on Internal Controls over Financial Reporting

•	Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements)

•	Report of Independent Registered Public Accounting Firm (Internal Controls over Financial Reporting)

•	Consolidated Balance Sheets as of December 31, 2006 and 2005

•	Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005, and 2004

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2006, 2005, and 2004

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005, and 2004

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004

The above financial statements are incorporated by reference from pages A-24 through A-60 of the attached Appendix.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

No.	Description

2.1	Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank N.M. (formerly known as First State Bank of Taos), First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation. (6)

2.2	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (9)

2.3	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation, and Ranchers Banks. (10)

2.4	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc., and AccessBank. (11)

2.5	Agreement and Plan of Merger, dated as of October 4, 2006, by and among First State Bancorporation, MSUB, Inc., Front Range Capital Corporation, and Heritage Bank. (15)

3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (14)

3.3	Amended Bylaws of First State Bancorporation. (7)

10.1	Executive Employment Agreement. (5)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (4)

10.3	Deferred Compensation Agreement. (7) (Participation and contributions to this Plan have been frozen as of December 31, 2004.)

10.4	First Amendment to Executive Employment Agreement. (8)

10.5	Officer Employment Agreement. (8)

10.6	First Amendment to Officer Employment Agreement. (8)

10.7	First State Bancorporation Deferred Compensation Plan. (3)

10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (17)

10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (13)

10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (13)

10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (18)

10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (12)

10.13	Third Amendment to First State Bancorporation 2003 Equity Incentive Plan. (14)

10.14	Compensation Committee Approval and Board Ratification of Certain Executive Salaries. (16)

14	Code of Ethics for Executives. (7)

21	Subsidiaries of Registrant. (2)

23	Consent of KPMG LLP. *

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	First State Bancorporation Charter of the Audit Committee of the Board of Directors. *

99.2	First State Bancorporation Compensation Committee Charter. *

(1)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form SB-2, Commission File No. 33-68166, declared effective November 3, 1993.
(3)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.
(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003.
(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001.
(6)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on May 31, 2002.
(7)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003.
(8)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2005.
(9)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(10)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(12)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003, SEC file No. 333-104906.
(13)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2006.
(14)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2006.
(15)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed October 5, 2006.
(16)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed November 2, 2006.
(17)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on January 20, 2006.
(18)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997, SEC file No. 333-28217.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST STATE BANCORPORATION

By:	/s/ Michael R. Stanford
Michael R. Stanford, President and
Chief Executive Officer

Dated: February 28, 2007

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Michael R. Stanford		February 28, 2007
Michael R. Stanford	President and Chief Executive Officer and a Director (Principal Executive Officer)

/s/ H. Patrick Dee		February 28, 2007
H. Patrick Dee	Executive Vice President, Treasurer and a Director

/s/ Christopher C. Spencer		February 28, 2007
Christopher C. Spencer	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Leonard J. DeLayo, Jr.		February 28, 2007
Leonard J. DeLayo, Jr.	Director

/s/ Douglas M. Smith, M.D.		February 28, 2007
Douglas M. Smith, M.D.	Director

/s/ Herman N. Wisenteiner		February 28, 2007
Herman N. Wisenteiner	Director

/s/ Nedra Matteucci		February 28, 2007
Nedra Matteucci	Director

/s/ Lowell A. Hare		February 28, 2007
Lowell A. Hare	Director

/s/ A.J. (Jim) Wells		February 28, 2007
A.J. (Jim) Wells	Director

/s/ Daniel H. Lopez, Ph.D.		February 28, 2007
Daniel H. Lopez, Ph.D.	Director

APPENDIX A

FIRST STATE BANCORPORATION AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Summary	A-2 to A-3

Management’s Discussion and Analysis of Financial Condition and Results of Operations	A-4 to A-20

Management’s Report on Internal Control over Financial Reporting	A-21

Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements)	A-22

Report of Independent Registered Public Accounting Firm (Internal Control over Financial Reporting)	A-23

Consolidated Balance Sheets as of December 31, 2006 and 2005	A-24

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005, and 2004	A-25

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2006, 2005, and 2004	A-26

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2006, 2005, and 2004	A-27

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004	A-28 to A-29

Notes to Consolidated Financial Statements	A-30 to A-60

FINANCIAL HIGHLIGHTS

	Years ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Interest income	$181,852	$121,957	$93,442	$83,713	$59,846
Interest expense	67,051	37,712	23,875	22,629	18,384

Net interest income	114,801	84,245	69,567	61,084	41,462
Provision for loan losses	(6,993)	(3,920)	(4,500)	(5,543)	(2,589)

Net interest income after provision for loan losses	107,808	80,325	65,067	55,541	38,873
Non-interest income	19,472	16,451	14,191	14,521	12,698
Non-interest expenses	92,008	63,590	55,478	47,242	35,982

Income before income taxes	35,272	33,186	23,780	22,820	15,589
Income tax expense	12,497	11,788	8,555	7,969	5,631

Net income	$22,775	$21,398	$15,225	$14,851	$9,958

Per Share Data:
Net income per diluted share	$1.26	$1.36	$0.99	$0.98	$0.83
Book value	14.67	10.41	9.42	8.71	8.02
Tangible book value	11.04	7.56	6.55	5.81	4.99
Dividends paid	0.32	0.28	0.24	0.22	0.20
Market price end of period	24.75	23.99	18.38	17.38	12.40
Weighted average diluted common shares outstanding	18,061,931	15,689,445	15,443,536	15,196,898	11,995,202

Average Balance Sheet Data:
Total assets	$2,592,464	$1,977,615	$1,705,356	$1,466,715	$998,165
Loans	1,903,414	1,477,146	1,284,904	1,110,741	692,283
Investment securities	427,693	327,169	264,654	204,624	188,628
Interest-bearing deposits with other banks	7,206	4,056	4,982	5,216	16,785
Federal funds sold	10,792	7,968	1,087	10,247	22,682
Deposits	2,027,378	1,446,212	1,305,770	1,137,698	805,417
Borrowings	179,718	285,527	190,542	136,504	41,695
Stockholders’ equity	224,481	152,695	139,122	126,328	82,053

Performance Ratios:
Return on average assets	0.88%	1.08%	0.89%	1.01%	1.00%
Return on average common equity	10.15%	14.01%	10.94%	11.76%	12.14%
Net interest margin	4.89%	4.64%	4.47%	4.59%	4.50%
Efficiency ratio	68.52%	63.15%	66.24%	62.49%	66.44%
Earnings to fixed charges:
Including interest on deposits	1.53x	1.88x	2.00x	2.01x	1.85x
Excluding interest on deposits	3.12x	3.56x	6.11x	6.83x	8.08x

Asset Quality Ratios:
Nonperforming assets to total loans and other real estate owned	0.99%	0.49%	0.67%	1.14%	1.17%
Net charge-offs to average loans	0.18%	0.12%	0.26%	0.29%	0.16%
Allowance for loan losses to total loans held for investment	1.15%	1.16%	1.13%	1.15%	1.19%
Allowance for loan losses to nonperforming loans	166%	259%	192%	113%	108%

Capital Ratios:
Leverage ratio	10.96%	8.18%	7.80%	7.93%	7.82%
Average stockholders’ equity to average total assets	8.66%	7.72%	8.16%	8.61%	8.22%
Tier I risk-based capital ratio	12.47%	9.62%	9.52%	9.52%	10.42%
Total risk-based capital ratio	13.48%	10.63%	10.58%	10.64%	11.59%

SELECTED QUARTERLY FINANCIAL DATA

(unaudited)

	2006
	Fourth Qtr	Third Qtr	Second Qtr	First Qtr
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Interest income	$48,825	$46,944	$44,671	$41,412
Interest expense	19,346	17,722	15,821	14,162

Net interest income	29,479	29,222	28,850	27,250
Provision for loan losses	(1,505)	(1,379)	(1,380)	(2,729)

Net interest income after provision for loan losses	27,974	27,843	27,470	24,521
Non-interest income	5,286	4,972	4,874	4,340
Non-interest expenses	24,079	22,907	22,933	22,089

Income before income taxes	9,181	9,908	9,411	6,772
Income tax expense	3,376	3,248	3,423	2,450

Net income	$5,805	$6,660	$5,988	$4,322

Net interest margin	4.76%	4.94%	5.00%	4.85%

Per Share Data:
Net income per diluted share	$0.31	$0.37	$0.33	$0.24
Book value	14.67	12.81	12.34	12.11
Tangible book value	11.04	8.57	7.97	7.73
Dividends paid	0.08	0.08	0.08	0.08
Weighted average diluted common shares outstanding	18,580,868	17,936,122	17,910,041	17,802,209

	2005
	Fourth Qtr	Third Qtr	Second Qtr	First Qtr
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Interest income	$33,892	$31,829	$29,482	$26,754
Interest expense	11,399	9,963	8,937	7,413

Net interest income	22,493	21,866	20,545	19,341
Provision for loan losses	(445)	(675)	(1,725)	(1,075)

Net interest income after provision for loan losses	22,048	21,191	18,820	18,266
Non-interest income	4,323	4,724	4,160	3,244
Non-interest expenses	17,096	16,418	15,300	14,776

Income before income taxes	9,275	9,497	7,680	6,734
Income tax expense	3,174	3,436	2,750	2,428

Net income	$6,101	$6,061	$4,930	$4,306

Net interest margin	4.64%	4.69%	4.60%	4.61%

Per Share Data:
Net income per diluted share	$0.39	$0.39	$0.32	$0.28
Book value	10.41	10.14	9.83	9.51
Tangible book value	7.56	7.29	6.98	6.65
Dividends paid	0.07	0.07	0.07	0.07
Weighted average diluted common shares outstanding	15,793,979	15,739,605	15,606,089	15,563,534

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF

OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

Basis of Presentation

The following represents management’s discussion and analysis of First State Bancorporation’s consolidated financial condition as of December 31, 2006 and 2005, and our results of consolidated operations for the years ended December 31, 2006, 2005, and 2004. This discussion should be read in conjunction with the consolidated financial statements and related footnotes and the five-year summary of selected financial data.

Overview and Outlook

For the year ended December 31, 2006, we reported net income of $22.8 million, or $1.26 per diluted share, a decrease of 7% over prior year earnings per diluted share. Net income for 2005 was $21.4 million, or $1.36 per diluted share. Net earnings for the year were reduced by higher non-interest expenses associated with the acquisitions of Access and NMFC in January of 2006 and a compressed net interest margin in the second half of the year.

Highlights for 2006 are as follows:

•

We completed the acquisitions and mergers of Access and NMFC on January 3, 2006 and January 10, 2006, respectively. We acquired approximately $229 million in loans, approximately $410 million in deposits, and recognized goodwill of approximately $23 million for the two acquisitions combined.

•	Loan demand throughout our system was strong and resulted in total loan growth of $281 million, or 19%, excluding the loans acquired in January.

•	Excluding the deposits acquired in January, total deposits grew $201 million or 13%.

•

Our net interest margin increased from 4.64% in 2005 to 4.89% in 2006 as a result of interest rate increases by the Federal Reserve Bank over the last two years and our asset sensitive position. The net interest margin decreased during the second half of the year, due primarily to the repricing of existing deposits, the higher cost of new deposits, and the need to utilize borrowings to fund the loan growth which has outpaced deposit growth.

•	We announced the signing of a definitive agreement to acquire Front Range Capital Corporation and its wholly owned subsidiary, Heritage Bank.

Business Combinations

On January 3, 2006, we completed the acquisition of Access Anytime Bancorp, Inc. and its wholly owned subsidiary, AccessBank (“Access”) and on January 10, 2006, we completed the acquisition of New Mexico Financial Corporation and its wholly owned subsidiary, Ranchers Banks (“NMFC”). The acquisition of Access added three branches in Albuquerque in addition to six branches in Clovis, Gallup, Las Cruces, and Portales, New Mexico, and one in Sun City, Arizona. Through the Access transaction, we acquired approximately $195 million in loans and $314 million in deposits, and recognized goodwill of approximately $19 million related to the transaction. The acquisition of NMFC added two branches each in our existing markets of Albuquerque, Belen, and Los Lunas, New Mexico as well as one branch each in Edgewood, Grants, and Moriarty, New Mexico. Through the NMFC transaction, we acquired approximately $34 million in loans and $96 million in deposits, and recognized goodwill of approximately $4 million related to the transaction. See Note 2 of Notes to Consolidated Financial Statements for additional information on these acquisitions.

During the third quarter of 2006, the Company announced the signing of a definitive agreement to acquire Front Range Capital Corporation (“Front Range”) and its wholly owned subsidiary, Heritage Bank, for $72 million in cash. Front Range is a bank holding company headquartered in Broomfield, Colorado and Heritage Bank is a Colorado state chartered bank with approximately $450 million in assets operating thirteen offices in the Denver-Boulder-Longmont triangle of northern Colorado. The Company expects to acquire approximately $314 million in gross loans and $361 million in deposits in conjunction with the acquisition. In December 2006, the Company completed the sale, in a public offering, of approximately 3.2 million shares of its common stock and intends to use significantly all of the $74.4 million in net proceeds from the offering to pay the purchase price for the acquisition. The acquisition is anticipated to close in early March 2007. The transaction has been approved by the Front Range shareholders, the Federal Reserve Bank of Kansas City, the Colorado Division of Banking, and the Financial Institutions Division for the State of New Mexico.

Critical Accounting Estimates and Judgments

Allowance for Loan Losses

Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain an adequate allowance. Estimating the allowance is a critical accounting policy. Management uses a systematic methodology with subjective elements that require material estimates which are subject to revision as facts and circumstances warrant. In assessing the adequacy of the allowance, management reviews the size, quality, and risks of loans in the portfolio, and considers factors such as specific known risks, past experience, the status and amount of nonperforming assets, and economic conditions. A specific percentage is provided for inherent losses in the loan portfolio based on historical loss experience, while additional amounts are added for individual loans considered to have specific loss potential. Loans identified as losses are charged off. Based on total allocations, the provision is recorded to maintain the allowance at a level deemed appropriate by management based on probable losses in the loan portfolio.

Goodwill

The excess of cost over fair value of the net assets of acquired banks is recorded as goodwill. We test goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We completed our annual goodwill impairment tests during the fourth quarter in 2006, 2005, and 2004, and found no impairment.

Recent Accounting Pronouncements and Developments

Note 1 to the consolidated financial statements discusses new accounting policies we adopted during 2006 and the expected impact of other new accounting standards recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect our financial condition, results of operations or liquidity, the impact is discussed elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements.

Results of Operations

Earnings Performance

An analysis of the major components of net income in 2006, 2005, and 2004 is presented below. Additional data on our performance during the past five years appear in “Financial Highlights.”

	Years ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Interest income	$181,852	$121,957	$93,442
Interest expense	67,051	37,712	23,875

Net interest income	114,801	84,245	69,567
Provision for loan losses	(6,993)	(3,920)	(4,500)
Non-interest income	19,472	16,451	14,191
Non-interest expense	92,008	63,590	55,478

Income before income taxes	35,272	33,186	23,780
Income tax expense	12,497	11,788	8,555

Net income	$22,775	$21,398	$15,225

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

During the years ended December 31, our net interest income increased by $30.6 million to $114.8 million or 36.3% in 2006 from $84.2 million in 2005, which was an increase of $14.7 million or 21.1% from $69.6 million in 2004. These increases were primarily due to a $426 million or 28.9% increase in average loans to $1.903 billion in 2006 from $1.477 billion in 2005, and a $192 million or 15.0% increase from $1.285 billion in 2004. We experienced growth in the loan portfolio as a result of our efforts to increase market share by building around the infrastructure we have established and taking advantage of market dislocations caused by the acquisition of local competitors and growth in the economy of our market areas, as well as through the acquisitions of Access and NMFC. Of the total increase in average loans, approximately $218.9 million is a result of the loans acquired from Access and NMFC. The increase in interest income was aided by an increase in yield on loans to 8.49% in 2006 from 7.36% in 2005 and 6.51% in 2004. This increase in yield was a direct result of the Federal Reserve Bank increasing rates during 2005 and during the first half of 2006, which has a direct effect on the prime rate to which a significant portion of our loans are tied. The increase in net interest income during 2006 was also due to an increase in average investment securities of $100.5 million in 2006. This increase in average investment securities is composed of approximately $30.6 million in purchases of new securities to satisfy collateral pledging requirements in addition to an increase of approximately $69.9 million as a result of the investments acquired from Access and NMFC.

During 2006, the cost of interest-bearing liabilities also increased to 3.50% from 2.57% in 2005 and 1.86% in 2004 as a result of increasing interest rates precipitated by the Federal Reserve Bank’s rate increases. In addition, during 2006, the mix of deposits shifted toward higher cost deposit products, particularly shorter-term certificates of deposit. The changes in rates we pay on deposits lag behind the increases from the Federal Reserve Bank, and are primarily market driven due to the competitive nature of deposits which impacts the rates we pay on deposits.

Our net interest margin was 4.89% in 2006, compared to 4.64% in 2005, and 4.47% in 2004. The increase in net interest margin from 2004 to 2005 and from 2005 to 2006 is due primarily to rate increases made by the Federal Reserve Bank beginning in the middle of 2004 and continuing into the first half of 2006, and our asset sensitive position. We experienced margin compression during the second half of 2006, due primarily to the repricing of existing deposits, the higher cost of new deposits, and the need to utilize borrowings to fund the loan growth which has continued to outpace deposit growth. The net interest margin may compress further in 2007 if we continue to experience strong loan growth without a corresponding increase in core deposits, or due to further repricing of deposits at higher rates.

The amortization of the purchase accounting adjustments for the acquisitions of Access and NMFC contributed approximately nine basis points to the net interest margin in the year ended December 31, 2006. The contribution to the net interest margin from these purchase accounting adjustments will decrease to approximately six basis points during 2007.

Management believes that the extent of future changes in net interest margin will depend on the amount and timing of any further Federal Reserve Bank rate changes, the level of borrowings needed to fund loan growth, our ability to manage the cost of interest-bearing liabilities, and our ability to stay competitive in the markets we serve.

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

	Years ended December 31,
	2006			2005			2004
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$252,827	$21,959	8.69%	$182,690	$12,763	6.99%	$160,891	$9,420	5.85%
Real estate	1,570,038	132,455	8.44	1,243,284	91,946	7.40	1,085,522	70,967	6.54
Consumer	60,162	5,915	9.83	28,092	2,778	9.89	29,654	2,777	9.36
Mortgage	18,697	1,287	6.88	21,991	1,296	5.89	8,167	459	5.62
Other	1,690	—	—	1,089	—	—	670	—	—

Total loans	1,903,414	161,616	8.49%	1,477,146	108,783	7.36%	1,284,904	83,623	6.51%
Allowance for loan losses	(21,735)			(16,948)			(14,829)
Securities:
U.S. government and mortgage-backed	367,587	16,115	4.38	276,278	10,272	3.72	236,582	8,801	3.72
States and political subdivisions:
Non-taxable	46,577	2,395	5.14	33,786	1,824	5.40	13,879	573	4.13
Taxable	—	—	—	—	—	—	—	—	—
Other	13,529	711	5.26	17,105	687	4.02	14,193	372	2.62

Total securities	427,693	19,221	4.49%	327,169	12,783	3.91%	264,654	9,746	3.68%
Interest-bearing deposits with other banks	7,206	398	5.52	4,056	125	3.08	4,982	57	1.14
Federal funds sold	10,792	617	5.72	7,968	266	3.34	1,087	16	1.47

Total interest-earning assets	2,349,105	$181,852	7.74%	1,816,339	$121,957	6.71%	1,555,627	$93,442	6.01%
Non-interest-earning assets:
Cash and due from banks	69,346			51,514			51,424
Other.	195,748			126,710			113,134

Total non-interest-earning assets	265,094			178,224			164,558

Total assets	$2,592,464			$1,977,615			$1,705,356

Liabilities and Stockholders' Equity
Deposits:
Interest-bearing demand accounts	$320,311	$3,698	1.15%	$267,027	$2,238	0.84%	$237,144	$1,118	0.47%
Certificates of deposit < $100,000	372,509	15,026	4.03	226,992	6,973	3.07	231,686	6,183	2.67
Certificates of deposit > $100,000	538,634	23,045	4.28	322,685	10,902	3.38	295,398	8,712	2.95
Money market savings accounts	245,675	7,450	3.03	207,056	3,935	1.90	194,961	2,636	1.35
Regular savings accounts	111,111	1,222	1.10	72,882	677	0.93	67,480	573	0.85

Total interest-bearing deposits	1,588,240	50,441	3.18%	1,096,642	24,725	2.25%	1,026,669	19,222	1.87%
Federal funds purchased and securities sold under agreements to repurchase	149,818	6,249	4.17	85,435	2,039	2.39	64,278	199	0.31
Short-term borrowings	79,099	4,121	5.21	117,475	3,972	3.38	71,235	993	1.39
Long-term debt	42,641	1,717	4.03	123,742	4,123	3.33	84,848	1,728	2.04
Junior subordinated debentures	57,978	4,523	7.80	44,310	2,853	6.44	34,459	1,733	5.03

Total interest-bearing liabilities	1,917,776	67,051	3.50%	1,467,604	37,712	2.57%	1,281,489	23,875	1.86%
Non-interest-bearing demand accounts	439,138			349,570			279,101
Other non-interest-bearing liabilities	11,069			7,746			5,644

Total liabilities	2,367,983			1,824,920			1,566,234
Stockholders' equity	224,481			152,695			139,122

Total liabilities and stockholders' equity	$2,592,464			$1,977,615			$1,705,356

Net interest income		$114,801			$84,245			$69,567

Net interest spread			4.24%			4.14%			4.15%
Net interest margin			4.89%			4.64%			4.47%
Ratio of average interest-earning assets to average interest-bearing liabilities			122.49%			123.76%			121.39%

Loan fees of $7.3 million, $6.3 million, and $5.7 million are included in interest income for the years ended December 31, 2006, 2005, and 2004, respectively.

The following table illustrates the changes in our net interest income due to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been included in the changes due to volume.

	Years ended December 31,
	2006 vs. 2005 Increase (decrease) due to changes in			2005 vs. 2004 Increase (decrease) due to changes in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets
Loans:
Commercial	$4,900	$4,296	$9,196	$1,276	$2,067	$3,343
Real estate	25,235	15,274	40,509	10,654	10,325	20,979
Consumer	3,171	(34)	3,137	(146)	147	1
Mortgage	(194)	185	(9)	777	60	837

Total loans	33,112	19,721	52,833	12,561	12,599	25,160
Securities:
U.S. government and mortgage-backed	3,395	2,448	5,843	1,477	(6)	1,471
States and political subdivisions:
Non-taxable	691	(120)	571	822	429	1,251
Taxable	—	—	—	—	—	—
Other	(144)	168	24	76	239	315

Total securities	3,942	2,496	6,438	2,375	662	3,037
Interest-bearing deposits with other banks	97	176	273	(11)	79	68
Federal funds sold	94	257	351	101	149	250

Total interest-earning assets	37,245	22,650	59,895	15,026	13,489	28,515

Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	447	1,013	1,460	141	979	1,120
Certificates of deposit < $100,000	4,470	3,583	8,053	(125)	915	790
Certificates of deposit > $100,000	7,296	4,847	12,143	805	1,385	2,190
Money market savings accounts	734	2,781	3,515	164	1,135	1,299
Regular savings accounts	355	190	545	46	58	104

Total interest-bearing deposits	13,302	12,414	25,716	1,031	4,472	5,503
Federal funds purchased and securities sold under agreements to repurchase	1,537	2,673	4,210	66	1,774	1,840
Short-term borrowings	(1,298)	1,447	149	645	2,334	2,979
Long-term debt	(2,702)	296	(2,406)	792	1,603	2,395
Junior subordinated debentures	880	790	1,670	495	625	1,120

Total interest-bearing liabilities	11,719	17,620	29,339	3,029	10,808	13,837

Total increase (decrease) in net interest income	$25,526	$5,030	$30,556	$11,997	$2,681	$14,678

Non-interest Income

An analysis of the components of non-interest income is presented in the table below:

	Years ended December 31,			$ Change		% Change
	2006	2005	2004	2006-2005	2005-2004	2006-2005	2005-2004
	(Dollars in thousands)
Service charges on deposit accounts	$7,575	$5,658	$4,410	$1,917	$1,248	34%	28%
Credit and debit card transaction fees	2,959	2,192	3,991	767	(1,799)	35	(45)
Gain on sale of mortgage loans	4,867	4,865	2,718	2	2,147	—	79
Other	4,071	3,736	3,072	335	664	9	22

Total non-interest income	$19,472	$16,451	$14,191	$3,021	$2,260	18%	16%

Service charges on deposit accounts increased $1.9 million, $1.2 million of which was due to the acquisitions of Access and NMFC. An increase in fees related to the Company’s overdraft privilege product contributed to the increase in service charges on deposit account in 2006 and 2005. The increase was further aided by the increases in total deposits from 2004 to 2006.

Credit and debit card transaction fees increased $767,000 in 2006, primarily due to an increase in transaction volume. Credit and debit card transaction fees decreased $1.8 million in 2005 due to the sale of the merchant portfolio in the third quarter of 2004 to an unrelated third party for $500,000, plus contingent future amounts subject to customer retention percentages payable in 2005 and 2006. Contingent payments of $250,000 were received in 2005 and 2006, respectively, based on the terms of the agreement. The gain and the contingent payments are being amortized over the 10-year term of the revenue sharing agreement signed with the purchaser. The sale resulted in lower fee income as well as salaries and related expenses of the operation.

Gain on sale of mortgage loans increased $2.1 million in 2005 due to the increased emphasis on mortgage lending in the Colorado and Utah markets. Loan originations were up $171.3 million in 2005 to $347.8 million from $176.5 million in 2004. We generally attempt to sell all mortgage loans that we originate in the secondary market. We made a strategic decision to reorganize the residential mortgage division of the bank and in the second quarter of 2004 began hiring additional lending officers and expanding the operation. As a result of adding new lenders and mortgage loan interest rates remaining relatively low, we experienced increased activity throughout 2005, and maintained the level of activity throughout 2006, originating $348.8 million in loans.

Non-interest Expense

An analysis of the components of non-interest expense is presented in the table below:

	Years ended December 31,			$ Change		% Change
	2006	2005	2004	2006-2005	2005-2004	2006-2005	2005-2004
	(Dollars in thousands)
Salaries and employee benefits	$43,906	$31,890	$24,843	$12,016	$7,047	38%	28%
Occupancy	11,198	8,216	7,804	2,982	412	36	5
Data processing	5,688	3,518	2,934	2,170	584	62	20
Credit and debit card interchange	—	—	1,580	—	(1,580)	—	(100)
Equipment	6,270	4,571	4,258	1,699	313	37	7
Legal, accounting, and consulting	3,292	1,668	1,372	1,624	296	97	22
Marketing	3,873	2,955	2,288	918	667	31	29
Telephone	2,172	1,202	1,219	970	(17)	81	(1)
Supplies	1,326	915	922	411	(7)	45	(1)
Delivery	1,074	873	901	201	(28)	23	(3)
Loss on sale of loans	—	—	435	—	(435)	—	(100)
Amortization of intangibles	1,299	108	111	1,191	(3)	1,103	(3)
Other	11,910	7,674	6,811	4,236	863	55	13

Total non-interest expense	$92,008	$63,590	$55,478	$28,418	$8,112	45%	15%

Total non-interest expenses increased in 2006 and 2005 by $28.4 million and $8.1 million, respectively. The acquisitions of Access and NMFC contributed approximately $12.5 million toward the overall increase in non-interest expenses from 2005 to 2006. In addition, the year ended December 31, 2006 included approximately $1.3 million of expense related to the acquisitions, primarily for the conversion and implementation of information systems, and $252,000 of expenses related to the cancellation of two Access contracts. The conversion and implementation of information systems for the Access and NMFC acquisitions, the majority of which are included in legal, accounting, and consulting expense, were completed in the third quarter of 2006.

Salary and employee benefits increased in 2006 and 2005 by $12.0 million and $7.0 million, respectively, directly related to the increase in full-time equivalent employees as we continue to grow and expand our operations, and to normal compensation increases for job performance. There were 864 FTE’s, 663 FTE’s, and 552 FTE’s at December 31, 2006, 2005, and 2004, respectively. Of the $12.0 million increase in salaries and benefits in 2006, $4.7 million is due to the additional employees of Access and NMFC. This $12.0 million increase also includes $1.2 million of compensation expense related to stock options, the majority of which began being expensed in 2006 as required under SFAS 123R.

Occupancy expense increased $3.0 million in 2006, primarily due to the acquisitions of Access and NMFC, three new branches that opened in Colorado Springs, Rio Rancho, and Salt Lake City, the lease of space in Phoenix for a new branch that opened in February 2007, additional administrative space in Albuquerque, and a branch location in Denver to be opened in the second quarter of 2007. The increase in equipment expense in 2006 reflects the acquisitions and an increase in depreciation expense resulting from additional capital expenditures throughout 2006, primarily for information technology related equipment and equipment for new branches. In 2005, the significant increase in occupancy and equipment was primarily due to the opening of a new branch in Lakewood, Colorado, and one in Midvale, Utah in addition to a full year of expense related to a new branch opened in 2004 and several remodeled branches. Occupancy and equipment expenses are expected to continue to increase in 2007, primarily from the addition of several new branches scheduled to open in 2007 and contractual rent increases in existing leases.

The increase in data processing expenses in 2006 and 2005 reflects our continued investment in new technologies for the benefit of our existing customers and to attract new customers. The increase in 2006 also reflects additional costs associated with the acquisitions of Access and NMFC.

Credit and debit card interchange expense decreased $1.6 million to zero in 2005 due to the sale of our merchant portfolio in the third quarter of 2004.

Legal, accounting, and consulting expenses increased by $1.6 million and $296,000 in 2006 and 2005, respectively. The increase in 2006 reflects costs associated with the acquisitions of Access and NMFC, primarily for the conversion and implementation of information systems, as well as an increase in computer processing fees and software maintenance fees, resulting primarily from information technology system upgrades. The increase in 2005 was primarily due to increased costs to comply with the requirements of the Sarbanes-Oxley Act.

The increase in marketing expenses reflects increases in direct advertising campaign costs, partially related to changing the name of our subsidiary bank to First Community Bank in 2005, as well as increases in charitable contributions and other bank sponsored activities.

Telephone expense increased by $970,000 in 2006, $465,000 of which was due to the acquisitions of Access and NMFC. The remaining increase is primarily due to an increase in telephone repair and maintenance, increases in local, wireless, and long distance telephone services, and an increase in costs of lines and data circuits.

Other non-interest expenses increased by $4.2 million in 2006. This increase includes the $252,000 related to the cancellation of two Access vendor contracts, $191,000 due to the early redemption of securities associated with First State NM Statutory Trust I and the write off of the related offering costs, $140,000 related to our new debit and credit card points program, $95,000 in foreign debit card fraud, and a $60,000 loss on the sublease of excess office space in Utah. The increase in other non-interest expenses also reflects general increases in filing and recording fees, travel and entertainment, appraisal fees, directors’ fees, and security.

Income Tax Expense

Income tax expense increased to $12.5 million in 2006, from $11.8 million in 2005 and $8.6 million in 2004. The effective tax rate, computed by dividing income tax expense by income before taxes, was 35.4% in 2006, compared to 35.5% in 2005, and 36.0% in 2004. The effective tax rate is lower than the statutory tax rate primarily due to bank owned life insurance and tax-exempt interest income. The effective tax rate in 2005 also benefited from an increase in the rate at which net deferred taxes are expected to be realized.

Return on Equity and Assets

The following table shows the return on average assets, return on average equity, dividend payout ratio, and ratio of average equity to average assets for the periods indicated.

	Years ended December 31,
	2006	2005	2004
Return on average assets	0.88%	1.08%	0.89%
Return on average equity	10.15	14.01	10.94
Dividend payout ratio	24.75	20.14	23.63
Average equity to average assets	8.66	7.72	8.16

Financial Condition

Summary of Changes in Investments, Loans, Deposits, and Borrowings

The following table summarizes the change in our investment, loan, deposit, and borrowing balances compared to the previous year:

	As of December 31,			$ Change		% Change
	2006	2005	2004	2006-2005	2005-2004	2006-2005	2005-2004
	(Dollars in thousands)
Investments	$492,752	$454,312	$290,925	$38,440	$163,387	8%	56%
Loans	2,041,607	1,525,927	1,377,795	515,680	148,132	34	11
Deposits	2,120,924	1,510,007	1,401,303	610,917	108,704	40	8
Borrowings	213,413	247,764	192,513	(34,351)	55,251	(14)	29

The increases in loans and deposits in 2006 include approximately $231 million in gross loans and $410 million in deposits acquired in connection with the acquisitions of Access and NMFC.

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

As of December 31, 2006, our cumulative interest rate GAP for the period up to three months was a positive $281.2 million and for the period up to one year was a positive $126.3 million. Based solely on our interest rate GAP of twelve months or less, our net income could be unfavorably impacted by a decrease in interest rates or favorably impacted by an increase in interest rates.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate GAP of our interest-earning assets and interest-bearing liabilities at December 31, 2006. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with accounting principles generally accepted in the United States of America. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Less than three months	Three months to less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$19,837	$142,906	$262,186	$67,823	$492,752
Interest-bearing deposits with other banks	474	99	1,511	—	2,084
Federal funds sold	5,425	—	—	—	5,425
Loans:
Commercial	187,773	37,865	67,087	2,841	295,566
Real estate	948,365	210,988	436,360	94,681	1,690,394
Consumer	9,526	11,265	26,951	7,905	55,647

Total interest-earning assets	1,171,400	403,123	794,095	173,250	2,541,868

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	130,557	152,784	283,340	86,111	652,792
Certificates of deposit of $100,000 or more	342,588	193,352	96,127	2,267	634,334
Other time accounts	72,201	205,856	106,180	2,389	386,626
Securities sold under agreements to repurchase	149,171	—	—	—	149,171
FHLB advances and other	137,989	6,025	9,875	1,794	155,683
Junior subordinated debentures	57,730	—	—	—	57,730

Total interest-bearing liabilities	890,236	558,017	495,522	92,561	2,036,336

Interest rate GAP	$281,164	($154,894)	$298,573	$80,689	$505,532

Cumulative interest rate GAP at December 31, 2006	$281,164	$126,270	$424,843	$505,532

Cumulative GAP ratio at December 31, 2006	1.32	1.09	1.22	1.25

The following table presents an analysis of the sensitivity inherent in our net interest income and market value of portfolio equity (market value of assets, less the market value of liabilities). The interest rate scenarios presented in the table include interest rates at December 31, 2006, and as adjusted by instantaneous parallel rate changes upward and downward of up to 200 basis points. Each rate scenario reflects unique prepayment and repricing assumptions.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates. This analysis is based on the earlier of repricing or contractual final maturity of our assets and liabilities at December 31, 2006.

Change in Interest Rates	Net Interest Income	Market Value of Portfolio Equity
+200	1%	1%
+100	1%	10%
0	0%	19%
-100	0%	27%
-200	(1)%	36%

Investment Portfolio

The following table provides the carrying value of our investment portfolio at each of the dates indicated. At December 31, 2006, the carrying value exceeded the market value by approximately $1.4 million and at December 31, 2005, the carrying value exceeded the market value by approximately $1.3 million. We do not own a 10 percent or greater position in any single issuer.

	As of December 31,
	2006	2005	2004
	(Dollars in thousands)
U.S. Treasury securities	$1,000	$1,001	$1,001
U.S. government agency securities	238,305	260,109	127,393
Mortgage-backed securities:
Pass-through certificates	74,313	48,189	69,397
Collateralized mortgage obligations	113,318	85,881	56,580
Obligations of states and political subdivisions	51,704	42,775	24,210
Other securities	14,112	16,357	12,344

Total investment securities	$492,752	$454,312	$290,925

The significant increase in investment securities from 2004 to 2005 is directly related to short-term U.S. government agency securities purchased as collateral against securities sold under agreements to repurchase.

The table below provides the carrying values, maturities, and weighted average yields of our investment portfolio as of December 31, 2006.

	Carrying value	Average maturity (years)	Weighted average yields
	(Dollars in thousands)
U.S. Treasury securities
One year or less	$1,000	0.68	4.00%
U.S. government agency securities
One year or less	88,129	0.77	3.98
After one through five years	147,878	1.73	3.78
After five through ten years	1,311	7.19	4.06
After ten years	987	11.71	5.06

Total U.S. government agency securities	238,305	1.45	3.86
Mortgage-backed securities
One year or less	42	0.93	7.00
After one through five years	5,961	3.14	4.89
After five through ten years	38,617	7.52	4.67
After ten years	143,011	17.83	4.59

Total mortgage-backed securities obligations (a)	187,631	15.24	4.62
Obligations of states and political subdivisions
One year or less	400	0.51	4.05
After one through five years	3,337	3.38	3.47
After five through ten years	15,551	8.38	7.05
After ten years	32,416	20.44	5.90

Total states and political subdivisions securities	51,704	15.56	6.08
Other securities	14,112	—	5.20

Total investment securities	$492,752	8.14	4.42%

(a)

Substantially all of our mortgage-backed securities are due in 10 years or more based on contractual maturity. The estimated weighted average life, which reflects anticipated future prepayments is approximately four years for pass-through certificates and two years for collateralized mortgage obligations.

The yields shown above have not been computed on a tax equivalent basis for tax-exempt obligations.

Loan Portfolio

The following table presents the amount of our loans, by category, at the dates indicated.

	As of December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$295,566	14.5%	$201,816	13.2%	$174,293	12.6%	$160,261	13.0%	$100,813	9.9%
Real estate - commercial	714,086	35.0	653,566	42.8	628,074	45.6	521,013	42.3	393,734	38.7
Real estate - one- to four-family	217,247	10.6	170,158	11.2	198,420	14.4	258,361	21.0	314,617	30.9
Real estate - construction	733,333	35.9	453,567	29.8	329,442	23.9	253,458	20.6	151,991	15.0
Consumer and other	55,647	2.7	27,888	1.8	28,601	2.1	30,736	2.5	35,555	3.5
Mortgage loans available for sale	25,728	1.3	18,932	1.2	18,965	1.4	7,656	0.6	20,315	2.0

Total loans	$2,041,607	100.0%	$1,525,927	100.0%	$1,377,795	100.0%	$1,231,485	100.0%	$1,017,025	100.0%

We completed the acquisitions and mergers of Access and NMFC on January 3, 2006 and January 10, 2006, respectively. In connection with the acquisitions, we acquired approximately $231.0 million in gross loans.

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

The following table presents the aggregate maturities of loans in each major category of our loan portfolio at December 31, 2006. Actual maturities may differ from the contractual maturities shown as a result of renewals and prepayments.

	Less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Fixed-rate loans:
Commercial	$38,914	$50,325	$1,893	$91,132
Real estate	82,316	80,669	69,769	232,754
Consumer	15,958	26,951	7,871	50,780
Mortgage loans available for sale	25,728	—	—	25,728

Total fixed-rate loans	162,916	157,945	79,533	400,394

Variable-rate loans:
Commercial	186,724	16,762	948	204,434
Real estate	1,051,309	355,691	24,912	1,431,912
Consumer	4,833	—	34	4,867

Total variable-rate loans	1,242,866	372,453	25,894	1,641,213

Total loans	$1,405,782	$530,398	$105,427	$2,041,607

Nonperforming Assets

Nonperforming assets consist of loans past due 90 days or more, non-accrual loans, restructured loans, and other real estate owned. We generally place a loan on non-accrual status and cease accruing interest when loan payment performance is deemed unsatisfactory or we become aware that adverse factors have occurred that create substantial doubt about the collectability of the loan. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received, while a loan is classified as non-accrual, are recorded as a reduction of principal as long as doubt exists as to collection. During 2006, we experienced increases in both non-performing assets and potential problem loans. Our non-performing loans are largely secured by real estate, such that we expect our ultimate losses to be nominal. The significant increase in other real estate owned at the end of 2006 includes a $5.7 million property that is in the process of being sold. Management does not currently believe that the additional non-performing assets and potential problem loans represent significant negative trends in the remaining portfolio, such as loan type, geographic area, or general economic conditions.

Potential problem assets are defined as loans presently accruing interest, and not contractually past due 90 days or more and not restructured, but about which management has doubt as to the future ability of the borrower to comply with present repayment terms, which may result in the reporting of the loans as nonperforming assets in the future. Management monitors the performance and value of any collateral securing such loans monthly, and in cases where the loan balance exceeds estimated fair value of collateral, a specific portion of the allowance for loan losses is allocated to these loans. At December 31, 2006, approximately $2.0 million of the allowance for loan losses was allocated specifically to such loans.

The following table sets forth information with respect to these assets at the dates indicated.

	As of December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Loans past due 90 days or more	$75	$21	$4	$13	$721
Non-accrual loans	13,851	6,698	7,969	12,515	10,241

Total nonperforming loans	13,926	6,719	7,973	12,528	10,962
Other real estate owned	6,396	778	1,255	1,557	908

Total nonperforming assets	$20,322	$7,497	$9,228	$14,085	$11,870

Allowance for loan losses	$23,125	$17,413	$15,331	$14,121	$11,838

Potential problem assets	$35,916	$17,684	$22,174	$15,115	$23,286

Ratio of total nonperforming assets to total assets	0.73%	0.35%	0.51%	0.86%	0.86%
Ratio of total nonperforming loans to total loans	0.68%	0.44%	0.58%	1.02%	1.08%
Ratio of allowance for loan losses to total nonperforming loans	166%	259%	192%	113%	108%

Loans on which the accrual of interest has been discontinued amounted to $13.9 million, $6.7 million, and $8.0 million at December 31, 2006, 2005, and 2004, respectively. If interest on such loans had been accrued, such income would have been approximately $934,000 in 2006, $334,000 in 2005, and $348,000 in 2004. Actual interest income on those loans, which is recorded only when received, amounted to zero in 2006, 2005, and 2004.

Analysis of the Allowance for Loan Losses

Management uses a systematic methodology, which is applied monthly, to evaluate the amount of allowance for loan losses and the resultant provisions for loan losses it considers adequate to provide for probable inherent losses in the portfolio. This methodology includes the following elements:

•	A periodic detailed analysis of the loan portfolio

•	A systematic loan grading system

•	A periodic review of the summary of the allowance for loan loss balance

•	Identification of loans to be evaluated on an individual basis for impairment under SFAS No. 114

•	Consideration of internal factors such as our size, organizational structure, loan portfolio structure, loan administration procedures, past due and delinquency trends, and loss experience

•	Consideration of risks inherent in different kinds of lending

•	Consideration of external factors such as local, regional, and national economic factors

•	An overall evaluation of the quality of the underlying collateral, and holding and disposition costs

The following table sets forth information regarding changes in our allowance for loan losses for the periods indicated.

	Years ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Allowance for loan losses, beginning of period	$17,413	$15,331	$14,121	$11,838	$7,207
Charge-offs:
Commercial and other	945	798	1,038	445	598
Real estate loans	2,259	1,000	2,067	2,349	358
Consumer loans	573	468	426	766	298
Credit cards	134	107	172	142	174

Total charge-offs	3,911	2,373	3,703	3,702	1,428

Recoveries:
Commercial and other	65	134	136	115	121
Real estate loans	287	240	135	141	57
Consumer loans	110	136	83	146	93
Credit cards	40	25	59	40	34

Total recoveries	502	535	413	442	305

Net charge-offs	3,409	1,838	3,290	3,260	1,123
Provision for loan losses	6,993	3,920	4,500	5,543	2,589
Allowance related to acquired loans	2,128	—	—	—	3,165

Allowance for loan losses, end of period	$23,125	$17,413	$15,331	$14,121	$11,838

As a percentage of average total loans:
Net charge-offs	0.18%	0.12%	0.26%	0.29%	0.16%
Provision for loan losses	0.37	0.27	0.35	0.50	0.37
Allowance for loan losses	1.21	1.18	1.19	1.27	1.71
As a percentage of total loans held for investment at year-end:
Allowance for loan losses	1.15	1.16	1.13	1.15	1.19
As a multiple of net charge-offs:
Allowance for loan losses	6.78	9.47	4.66	4.33	10.54
Income before income taxes and provision for loan losses	12.40	20.19	8.60	8.70	16.19

Specific allowances are provided for individual loans where ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and considering the net realizable value of the security and of the loan guarantees, if applicable. The following table sets forth the allowance for loan losses by category, based upon management's assessment of the risk associated with these categories at the dates indicated, and summarizes the percentage of gross loans in each category as a percentage of total loans.

Our loan portfolio is concentrated in New Mexico, Colorado, Utah, and Arizona. A significant portion of our loan portfolio is secured by real estate in those communities. Accordingly, the ultimate collectibility of our loan portfolio is dependent upon the economy and real estate values in those markets.

	As of December 31,
	2006		2005		2004		2003		2002
	(Dollars in thousands)
	Amount of allowance	Percent of loans to total loans	Amount of allowance	Percent of loans to total loans	Amount of allowance	Percent of loans to total loans	Amount of allowance	Percent of loans to total loans	Amount of allowance	Percent of loans to total loans
Commercial and other and subjective portion	$11,273	14.47%	$9,107	13.22%	$6,785	12.64%	$6,056	13.01%	$6,368	9.91%
Real estate	10,427	82.80	7,524	84.95	7,642	85.28	6,944	84.49	4,981	86.59
Consumer	1,425	2.73	782	1.83	904	2.08	1,121	2.50	489	3.50

Total allowance for loan losses	$23,125	100.00%	$17,413	100.00%	$15,331	100.00%	$14,121	100.00%	$11,838	100.00%

The provision for loan losses increased to $7.0 million in 2006, from $3.9 million in 2005 and $4.5 million in 2004. The provision in each year was based on management’s judgment concerning the amount of allowance for loan losses necessary after its review of various factors, which we believe affect the credit quality of the loan portfolio. Charge-offs net of recoveries of loans were $3.4 million in 2006, $1.8 million in 2005, and $3.3 million in 2004. The percentage of net charge-offs to average loans was 0.18% in 2006, 0.12% in 2005, and 0.26% in 2004. Management intends to continue to provide for probable inherent losses in the portfolio, trends in delinquencies, charge-off experience, and local and national economic conditions.

Deposits

The following table presents the average balances outstanding for each major category of our deposits and weighted average interest rate paid for interest-bearing deposits for the periods indicated.

	Years ended December 31,
	2006			2005	2004
	(Dollars in thousands)
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Interest-bearing demand accounts	$320,311	1.15%	$267,027	0.84%	$237,144	0.47%
Certificates of deposit	911,143	4.18	549,677	3.25	527,084	2.83
Money market savings accounts	245,675	3.03	207,056	1.90	194,961	1.35
Regular savings accounts	111,111	1.10	72,882	0.93	67,480	0.85

Total interest-bearing deposits	1,588,240	3.18	1,096,642	2.25	1,026,669	1.87
Non-interest-bearing demand accounts	439,138	—	349,570	—	279,101	—

Total deposits	$2,027,378	2.49%	$1,446,212	1.71%	$1,305,770	1.47%

The following table shows the amount and maturity of certificates of deposit that had balances of $100,000 or more and the percentage of the total for each maturity.

	As of December 31,
	2006		2005		2004
	(Dollars in thousands)
Three months or less	$342,588	54.01%	$128,282	37.65%	$69,605	21.74%
Three through six months	96,338	15.19	57,243	16.80	64,530	20.16
Six through twelve months	97,014	15.29	53,390	15.67	75,104	23.47
Over twelve months	98,394	15.51	101,786	29.88	110,862	34.63

Totals	$634,334	100.00%	$340,701	100.00%	$320,101	100.00%

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled approximately $149.2 million, $223.2 million, and $69.7 million at December 31, 2006, 2005, and 2004, respectively. The weighted average interest rate on securities sold under agreements to repurchase was 4.44%, 3.54%, and 0.43% at December 31, 2006, 2005, and 2004, respectively.

Securities sold under agreements to repurchase are summarized as follows:

	Years ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Balance	$149,171	$223,195	$69,723
Weighted average interest rate	4.44%	3.54%	0.43%
Maximum amount outstanding at any month end	$162,223	$223,195	$75,109
Average balance outstanding during the period	$149,765	$85,367	$64,241
Weighted average interest rate during the period	4.17%	2.39%	0.31%

The significant increase in securities sold under agreements to repurchase at December 31, 2005 compared to December 31, 2004 is related to two local governmental entities that had repurchase agreements that totaled approximately $150 million at December 31, 2005. The decrease in securities sold under agreements to repurchase at December 31, 2006 compared to December 31, 2005 was due primarily to a decrease in the accounts of theses two local governmental entities, which was anticipated, as the $150 million balance in these repurchase agreements at December 31, 2005 came primarily from the collection of property taxes. In addition, one of the governmental entities did not renew their account, effective October 2006.

Short-term FHLB Advances

Short-term Federal Home Loan Bank (“FHLB”) advances (original term less than one year) totaled approximately $136 million, $65 million, and $91 million at December 31, 2006, 2005, and 2004, respectively. The weighted average interest rate on short-term FHLB advances was 5.31%, 3.93%, and 2.21% at December 31, 2006, 2005, and 2004, respectively.

Short-term FHLB advances are summarized as follows:

	Years ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Balance	$136,000	$65,000	$91,000
Weighted average interest rate	5.31%	3.93%	2.21%
Maximum amount outstanding at any month end	$144,000	$150,000	$115,000
Average balance outstanding during the period	$79,099	$117,475	$71,235
Weighted average interest rate during the period	5.21%	3.27%	1.39%

Liquidity and Sources of Funds

Our primary sources of funds are customer deposits, loan repayments, and borrowings. These funds are used to make loans, acquire investment securities and other assets, and fund continuing operations. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not stable sources of funds. Our deposits increased by $611.0 million to $2.121 billion at December 31, 2006, from $1.510 billion at December 31, 2005, primarily due to $409.8 million in deposits from the acquisitions of Access and NMFC and approximately $201.2 million in deposit growth. Growth in deposits has occurred primarily as a result of our efforts to increase market share by taking advantage of market dislocations caused by the acquisition of local competitors and growth in the economy of our market areas. The increase in deposits includes approximately $50 million in new brokered certificates of deposit issued during the second and fourth quarters of 2006, offset by $40 million in brokered certificates of deposit which matured during 2006.

Our total net loans increased to $2.018 billion at December 31, 2006 from $1.508 billion as of December 31, 2005, primarily due to $228.9 million in loans from the acquisitions of Access and NMFC and approximately $281.1 million in loan growth. The loan growth is primarily due to our successful efforts to increase our market share by taking advantage of market dislocations caused by the acquisition of local competitors, growth in the economy of our market area, and our continued focus on the Colorado, Utah, and Arizona markets.

We maintain an investment securities portfolio made up of U.S. Treasury, U.S. agencies, mortgage-backed securities issued by U.S. agencies, municipal bonds, and other securities. These securities may be used as a source of liquidity either through sale of securities available for sale or pledging for qualified deposits, or as collateral for Federal Home Loan Bank borrowings.

Total Federal Home Loan Bank advances and other decreased $43.1 million at December 31, 2006, as approximately $100.2 million of the investments acquired from Access were sold with the proceeds used to pay down borrowings in the first quarter of 2006. Throughout the remainder of 2006, our loan growth continued to outpace the growth in deposits resulting in an increase in short-term borrowings from the Federal Home Loan Bank, which occurred primarily in the fourth quarter of 2006. During 2006, we also utilized the brokered deposit market as discussed above. At December 31, 2006, we had additional borrowing capacity at the Federal Home Loan Bank of approximately $387 million as well as unused Federal Funds lines at other banks of $57.5 million.

On November 22, 2006, the Company formed First State NM Statutory Trust V (“Trust V”) for the purpose of issuing trust preferred securities (“Trust V Securities”) in a pooled transaction to unrelated investors. Trust V issued $7,500,000 of Trust V Securities that bear interest at an annual rate equal to the three-month LIBOR plus 1.75% and invested the proceeds thereof in $7,732,000 of junior subordinated deferrable interest debentures of the Company (“Trust V Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 1.75%. The proceeds from the offering of Trust V were used to redeem First State NM Statutory Trust I (“Trust I”) at par. See Note 10 to the consolidated financial statements for further discussion regarding the formation of Trust V and the redemption of Trust I. During 2007, management anticipates issuing an additional $10.0 million of Trust V Securities under the same terms as the $7.5 million issuance.

While management anticipates that we will continue to rely primarily on customer deposits and loan repayments, as well as retained earnings, to provide liquidity, to make loans, and to purchase securities, we may also consider secondary sources of liquidity such as the issuance of additional brokered deposits, the issuance of junior subordinated debentures, private equity offerings, or the sale of equity in the capital markets. We believe that our customer deposits provide a strong source of liquidity because of the high percentage of core deposits. FHLB advances are used to compensate for reductions in other sources of funds. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets. The sources of such borrowings are federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank.

Our principal asset is the outstanding capital stock of First Community Bank. As a result, our liquidity and ability to pay dividends on our common stock depend primarily on the ability of First Community Bank to pay dividends to us in amounts sufficient to service our obligations. During the year ended December 31, 2006, First Community Bank paid a $2 million dividend to First State Bancorporation.

Contractual Obligations and Commercial Commitments

The following tables present contractual cash obligations, defined as principal of non-deposit obligations with maturities in excess of one year, and property and equipment operating lease obligations, and commercial commitments, defined as commitments to extend credit as of December 31, 2006. See Notes 9, 10, and 13 of the notes to the consolidated financial statements.

	Payments Due by Period
Contractual Cash Obligations	Total	One Year and Less	One to Three Years	Four to Five Years	After Five Years
	(Dollars in thousands)
FHLB advances	$154,953	$142,953	$4,954	$4,977	$2,069
Note Payable	730	53	115	130	432
Operating leases	50,918	6,296	13,239	11,450	19,933
Junior subordinated debentures	57,730	—	—	—	57,730

Total contractual cash obligations	$264,331	$149,302	$18,308	$16,557	$80,164

	Amount of Commitment Expiration Per Period
Commercial Commitments	Unfunded Commitments	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in thousands)
Lines of credit	$492,396	$329,299	$73,880	$11,378	$77,839
Standby letters of credit	45,240	31,044	13,850	346	—

Total commercial commitments	$537,636	$360,343	$87,730	$11,724	$77,839

Capital Resources

Our total stockholders' equity increased to $304.9 million at December 31, 2006 from $160.2 million at December 31, 2005. Of the $144.7 million increase, $22.8 million was produced by earnings, $2.7 million was due to stock issuances related to stock options, restricted stock, compensation expense related to employee stock options, the dividend re-investment plan, and the employee benefit plan, $218,000 was generated from the tax benefit of exercised options, and $540,000 was due to an increase in market value of securities available for sale. In addition,

$49.7 million was due to common shares issued and stock options assumed in connection with the Access and NMFC acquisitions, and $74.4 million was due to the sale, in a public offering, of approximately 3.2 million shares of common stock, significantly all of which is intended to be used to pay the purchase price for the acquisition of Front Range. These increases were offset primarily by $5.6 million in dividend payments.

Management currently intends to continue to retain a major portion of our earnings to support anticipated growth. As of December 31, 2006, we were considered well capitalized based on the regulatory capital requirements as further disclosed in Note 14 to the consolidated financial statements.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of First State Bancorporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13(a)-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of the Company’s financial statements for public disclosure in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG, LLP, the Company’s independent registered public accounting firm who also audited the Company’s consolidated financial statements.

February 23, 2007	/s/ Michael R. Stanford
Michael R. Stanford
President and Chief Executive Officer

/s/ Christopher C. Spencer
Christopher C. Spencer
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

First State Bancorporation:

We have audited the accompanying consolidated balance sheets of First State Bancorporation and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First State Bancorporation and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1(k) to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First State Bancorporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Albuquerque, New Mexico

February 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

First State Bancorporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that First State Bancorporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First State Bancorporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that First State Bancorporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, First State Bancorporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First State Bancorporation and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 23, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Albuquerque, New Mexico

February 23, 2007

FIRST STATE BANCORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2006	2005
ASSETS
Cash and due from banks (note 3)	$76,871	$60,625
Interest-bearing deposits with other banks	2,084	102
Federal funds sold	5,425	—

Total cash and cash equivalents	84,380	60,727

Investment securities (note 4):
Available for sale (at market, amortized cost of $420,573 and $245,706 at December 31, 2006 and 2005, respectively)	416,002	240,434
Held to maturity (at amortized cost, market of $61,243 and $196,177 at December 31, 2006 and 2005, respectively)	62,638	197,521
Federal Home Loan Bank stock and Federal Reserve Bank stock at cost	14,112	16,357

Total investment securities	492,752	454,312

Mortgage loans available for sale (note 5)	25,728	18,932
Loans held for investment, net of unearned interest (note 5)	2,015,879	1,506,995
Less allowance for loan losses (note 5)	(23,125)	(17,413)

Net loans	2,018,482	1,508,514

Premises and equipment (net of accumulated depreciation of $24,713 and $19,145 at December 31, 2006 and 2005, respectively) (note 6)	59,011	30,153
Accrued interest receivable	13,879	9,043
Other real estate owned	6,396	778
Goodwill (note 7)	66,185	43,223
Intangibles (net of accumulated amortization of $1,663 and $364 at December 31, 2006 and 2005, respectively) (note 7)	9,242	583
Cash surrender value of bank owned life insurance (note 1)	33,466	31,994
Deferred tax asset, net (note 11)	—	3,612
Other assets, net	17,779	14,632

Total assets	$2,801,572	$2,157,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (note 8):
Non-interest-bearing	$447,172	$385,972
Interest-bearing	1,673,752	1,124,035

Total deposits	2,120,924	1,510,007

Securities sold under agreements to repurchase and federal funds purchased (note 9)	149,171	229,995
Federal Home Loan Bank advances and other (note 9)	155,683	198,793
Junior subordinated debentures (note 10)	57,730	48,971
Deferred tax liability (note 11)	256	—
Other liabilities	12,916	9,626

Total liabilities	2,496,680	1,997,392

Stockholders' equity (note 12):
Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares and 20,000,000 shares; issued 21,594,410 and 16,211,337; outstanding 20,777,056 and 15,394,404 at December 31, 2006 and 2005, respectively	216,692	89,794
Treasury stock, at cost (817,354 shares and 816,933 shares at December 31, 2006 and 2005, respectively)	(6,360)	(6,349)
Retained earnings	97,394	80,255
Unearned compensation	—	(147)
Accumulated other comprehensive income (loss) —
Unrealized loss on investment securities, net of tax (notes 4 and 11)	(2,834)	(3,374)

Total stockholders' equity	304,892	160,179

Commitments and contingencies (notes 12 and 13)
Total liabilities and stockholders' equity	$2,801,572	$2,157,571

See accompanying notes to consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Years ended December 31,
	2006	2005	2004
Interest income:
Interest and fees on loans	$161,616	$108,783	$83,623
Interest on marketable securities:
Taxable	16,826	10,959	9,173
Nontaxable	2,395	1,824	573
Federal funds sold	617	266	16
Interest-bearing deposits with other banks	398	125	57

Total interest income	181,852	121,957	93,442

Interest expense:
Deposits	50,441	24,725	19,222
Short-term borrowings (note 9)	10,370	6,011	1,192
Long-term debt (note 9)	1,717	4,123	1,728
Junior subordinated debentures (note 10)	4,523	2,853	1,733

Total interest expense	67,051	37,712	23,875

Net interest income	114,801	84,245	69,567
Provision for loan losses (note 5)	(6,993)	(3,920)	(4,500)

Net interest income after provision for loan losses	107,808	80,325	65,067
Non-interest income:
Service charges on deposit accounts	7,575	5,658	4,410
Other banking service fees	867	760	756
Credit and debit card transaction fees	2,959	2,192	3,991
Gain (loss) on sale or call of investment securities (note 4)	(140)	(179)	359
Check imprint income	609	589	584
Gain on sale of mortgage loans	4,867	4,865	2,718
Other	2,735	2,566	1,373

Total non-interest income	19,472	16,451	14,191

Non-interest expenses:
Salaries and employee benefits (notes 12 and 13)	43,906	31,890	24,843
Occupancy	11,198	8,216	7,804
Data processing	5,688	3,518	2,934
Credit and debit card interchange	—	—	1,580
Equipment	6,270	4,571	4,258
Legal, accounting, and consulting	3,292	1,668	1,372
Marketing	3,873	2,955	2,288
Telephone expense	2,172	1,202	1,219
Supplies	1,326	915	922
Delivery expenses	1,074	873	901
Other real estate owned	371	334	366
FDIC insurance premiums	234	193	181
Amortization of intangibles	1,299	108	111
Check imprint expense	574	638	537
Loss on sale of loans	—	—	435
Other	10,731	6,509	5,727

Total non-interest expenses	92,008	63,590	55,478

Income before income taxes	35,272	33,186	23,780
Income tax expense (note 11)	12,497	11,788	8,555

Net income	$22,775	$21,398	$15,225

Earnings per share (note 1):
Basic earnings per share	$1.28	$1.39	$0.99

Diluted earnings per share	$1.26	$1.36	$0.99

See accompanying notes to consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years ended December 31,
	2006	2005	2004
Net income	$22,775	$21,398	$15,225
Other comprehensive income (loss), net of tax—unrealized holding gains (losses) on securities available for sale arising during period	450	(2,530)	(1,065)
Reclassification adjustment for losses (gains) included in net income	90	115	(230)

Total comprehensive income	$23,315	$18,983	$13,930

See accompanying notes to consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands, except share and per share amounts)

	Years ended December 31, 2006, 2005, and 2004
	Common Stock Shares	Common Stock Amount	Treasury Stock	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2003	15,209,984	$87,304	$(6,335)	$51,539	$(403)	$336	$132,441

Net income	—	—	—	15,225	—	—	15,225
Dividends ($0.24) per share	—	—	—	(3,598)	—	—	(3,598)
Common shares issued from exercise of options (note 12)	86,728	513	—	—	—	—	513
Income tax benefit from exercise of options (note 12)	—	363	—	—	—	—	363
Common shares issued in employee benefit plan	21,380	337	—	—	—	—	337
Common shares issued pursuant to dividend reinvestment plan	6,980	117	—	—	—	—	117
Restricted stock awards (note 12)	—	—	—	—	211	—	211
Deferred compensation (note 13)	(344)	—	(5)	—	—	—	(5)
Net change in market value, net of tax	—	—	—	—	—	(1,295)	(1,295)

Balance at December 31, 2004	15,324,728	88,634	(6,340)	63,166	(192)	(959)	144,309

Net income	—	—	—	21,398	—	—	21,398
Dividends ($0.28) per share	—	—	—	(4,309)	—	—	(4,309)
Common shares issued from exercise of options (note 12)	26,590	126	—	—	—	—	126
Income tax benefit from exercise of options (note 12)	—	189	—	—	—	—	189
Common shares issued in employee benefit plan	31,656	623	—	—	—	—	623
Common shares issued pursuant to dividend reinvestment plan	5,483	111	—	—	—	—	111
Restricted stock awards (note 12)	6,376	111	—	—	45	—	156
Deferred compensation (note 13)	(429)	—	(9)	—	—	—	(9)
Net change in market value, net of tax	—	—	—	—	—	(2,415)	(2,415)

Balance at December 31, 2005	15,394,404	89,794	(6,349)	80,255	(147)	(3,374)	160,179

Net income	—	—	—	22,775	—	—	22,775
Reclassification of unearned compensation to common stock	—	(147)	—	—	147	—	—
Dividends ($0.32) per share	—	—	—	(5,636)	—	—	(5,636)
Common shares issued from exercise of options (note 12)	41,000	459	—	—	—	—	459
Income tax benefit from exercise of options (note 12)	—	218	—	—	—	—	218
Common shares issued in employee benefit plan	30,442	772	—	—	—	—	772
Common shares issued pursuant to dividend reinvestment plan	6,608	163	—	—	—	—	163
Common shares issued pursuant to public offering	3,162,500	74,405	—	—	—	—	74,405
Common shares issued pursuant to acquisitions	2,134,752	48,744	—	—	—	—	48,744
Stock options assumed in connection with the acquisition of Access	—	992	—	—	—	—	992
Restricted stock awards (note 12)	7,771	122	—	—	—	—	122
Stock-based compensation expense related to employee stock options	—	1,170	—	—	—	—	1,170
Deferred compensation (note 13)	(421)	—	(11)	—	—	—	(11)
Net change in market value, net of tax	—	—	—	—	—	540	540

Balance at December 31, 2006	20,777,056	$216,692	$(6,360)	$97,394	$—	$(2,834)	$304,892

See accompanying notes to consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Years ended December 31,
	2006	2005	2004
Operating activities:
Net income	$22,775	$21,398	$15,225

Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	6,993	3,920	4,500
Provision for decline in value of other real estate owned	—	—	56
Depreciation and amortization	7,217	5,508	4,997
Income tax benefit of stock options exercised	—	189	363
Increase in bank owned life insurance cash surrender value	(1,222)	(1,194)	(799)
Amortization of securities, net	(1,040)	800	858
Amortization of core deposit intangible	1,299	—	—
(Gain) loss on sale of investment securities available for sale	140	179	(359)
Net (loss) gain on sales of other real estate owned	53	(183)	(177)
(Gain) loss on sale of loans	—	(206)	435
(Gain) loss on disposal of fixed assets	(9)	(24)	174
Share-based compensation expense	1,292	156	211
Mortgage loans originated for sale	(348,783)	(347,814)	(177,169)
Proceeds from sale of mortgage loans originated for sale	359,414	351,281	167,006
Excess tax benefits from share-based compensation	(218)	—	—
Increase in accrued interest receivable	(2,637)	(2,096)	(1,365)
Deferred taxes	126	342	512
Increase in other assets, net	(2,265)	(3,046)	(349)
Increase in other liabilities, net	571	2,225	2,242

Total adjustments	20,931	10,037	1,136

Net cash provided by operating activities	43,706	31,435	16,361

Cash flows from investing activities:
Net increase in loans	(305,573)	(158,180)	(179,941)
Purchases of investment securities carried at amortized cost	(321,317)	(337,541)	(9,996)
Maturities of investment securities carried at amortized cost	510,865	215,818	19,183
Purchases of investment securities carried at market	(207,830)	(136,926)	(140,370)
Maturities of investment securities carried at market	49,780	80,205	37,992
Sale of investment securities available for sale	99,248	10,305	34,863
Proceeds from the sale of loans	—	3,555	37,649
Purchases of premises and equipment	(11,762)	(5,488)	(10,488)
Proceeds from sale of and payments on other real estate owned	1,387	2,054	2,843
Proceeds from the sale of fixed assets	35	337	—
Net cash received in business acquisitions	25,245	—	—
Purchase of bank owned life insurance	(250)	(10,890)	—

Net cash used in investing activities	(160,172)	(336,751)	(208,265)

Cash flows from financing activities:
Net increase in interest-bearing deposits	189,928	40,461	157,268
Net increase in non-interest-bearing deposits	11,192	68,243	48,160
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	(80,824)	160,272	6,037
Proceeds from Federal Home Loan Bank advances	151,000	300,000	91,000
Payments on Federal Home Loan Bank advances and other	(200,940)	(255,059)	(153,970)
Proceeds from junior subordinated debentures	7,732	10,310	5,155
Redemption of junior subordinated debentures	(7,732)	—	—
Proceeds from common stock issued	76,108	860	967
Costs associated with issuance of common stock	(927)	—	—
Excess tax benefits from share-based compensation	218	—	—
Dividends paid	(5,636)	(4,309)	(3,598)

Net cash provided by financing activities	140,119	320,778	151,019

(Decrease) increase in cash and cash equivalents	23,653	15,462	(40,885)
Cash and cash equivalents at beginning of year	60,727	45,265	86,150

Cash and cash equivalents at end of year	$84,380	$60,727	$45,265

Continued

FIRST STATE BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

(continued)

	Years ended December 31,
	2006	2005	2004
Supplemental disclosure of additional noncash investing and financing activities:
Additions to other real estate owned in settlement of loans	$6,861	$1,394	$2,420

Supplemental disclosure of cash flow information:
Cash paid for interest	$66,539	$37,109	$23,873

Cash paid for income taxes	$11,270	$11,646	$6,344

Noncash financing and investing activities:
Stock options assumed in connection with the acquisitions of Access and NMFC	992	—	—
Stock issued for the acquisitions	49,362	—	—
Summary of assets acquired and liabilities assumed through acquisitions:
Cash and cash equivalents	25,245	—	—
Investment securities	167,480	—	—
Net loans	228,880	—	—
Accrued interest receivable	2,199	—	—
Goodwill and intangibles	32,920	—	—
Premises and equipment	23,337	—	—
Other assets, net	2,016	—	—
Deferred tax liability	(3,476)	—	—
Deposits	(409,797)	—	—
FHLB advances	(6,808)	—	—
Junior subordinated debentures	(8,934)	—	—
Other liabilities	(2,708)	—	—

See accompanying notes to consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

(a) Organization, Basis of Presentation, and Principles of Consolidation

First State Bancorporation is a New Mexico-based holding company that serves communities in New Mexico, Colorado, Utah, and Arizona through its wholly owned subsidiary First Community Bank, (“First Community Bank” or “Bank”). First Community Bank is a state chartered bank providing a full range of commercial banking services in Taos, Albuquerque, Santa Fe, Rio Rancho, Los Lunas, Bernalillo, Placitas, Pojoaque, Belen, Clovis, Gallup, Grants, Las Cruces, Portales, and Moriarty, New Mexico; Denver, Cherry Creek, Littleton, Lakewood, Colorado Springs, Fort Collins, and Longmont, Colorado; Sun City and Phoenix, Arizona; and Midvale and Salt Lake City, Utah. First State Bancorporation and First Community Bank are collectively referred to as “the Company.”

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

The Company's results of operations depend on its net interest income. The components of net interest income, interest income, and interest expense, are affected by general economic conditions and by competition in the marketplace.

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

(b) Investment Securities

The Company classifies investment securities in one of three categories and accounts for them as follows: (i) debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost; (ii) debt and equity securities that are bought and held primarily for the purpose of selling them in the near term are classified as trading securities and carried at fair value, with unrealized gains and losses included in earnings; and (iii) debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities. These are securities that the Company will hold for an indefinite period of time and may be used as a part of the Company's asset/liability management strategy and may be sold in response to changes in interest rates, prepayments, or similar factors. Available for sale securities are carried at estimated market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of related deferred income taxes. Upon purchase of investment securities, management designates securities as either held to maturity or available for sale. Amortization of premiums and accretion of discounts are calculated using a method that approximates the effective interest method. Declines in the fair value of individual investment securities held to maturity and available for sale below their cost that are other-than-temporary are recorded as write-downs of the individual securities to their fair value and the related write-downs are included in earnings as realized losses. The Company does not maintain a trading portfolio.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock are restricted securities and not readily marketable, therefore these investments are carried at cost, which approximates fair value. As a member of the FHLB and FRB systems, the Company is required to maintain a minimum level of investment in stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2006 and 2005, the Company met its minimum required investments.

(c) Loan, and Allowance for Loan Losses

Interest on loans is recognized as income based upon the daily principal amount outstanding. Interest accrued on loans is discontinued in most instances when a loan becomes 90 days past due and/or management believes the borrower's financial condition is such that collection of future principal and interest payments is doubtful. Loans are removed from non-accrual status when they become current as to both principal and interest, and concern no longer exists as to the collectibility of principal or interest. Interest on non-accrual loans is recognized as income when the loan is returned to accrual status. When a loan is placed on non-accrual, any uncollected interest accrued in the current year is charged against income, with prior years' accruals charged to the allowance for loan losses unless in management’s opinion the loan is well secured and in the process of collection.

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

Impaired loans acquired by completion of a transfer, including business combinations, that have evidence of deterioration of credit quality since origination, and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable (“Impaired Loans”) are initially recorded at fair value, as determined by the present value of expected future cash flows, with no valuation allowance. There were no loans acquired in the acquisitions of Access and NMFC that were considered to be impaired, under the above criteria, at acquisition.

The Company’s loan portfolio is concentrated in New Mexico, Colorado, Utah, and Arizona. A significant portion of the loan portfolio is secured by real estate in those communities. Accordingly, the ultimate collectibility of the Company’s loan portfolio is dependent upon real estate values in those markets.

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

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d) Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the related assets. Routine repairs and maintenance are charged to expense as incurred.

(e) Goodwill and Intangible Assets

The excess of cost over the fair value of the net assets of acquired banks is recorded as goodwill. The Company tests goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company completed its annual goodwill impairment tests during the fourth quarter in 2006, 2005, and 2004, and found no impairment.

Core deposit intangibles are amortized on an accelerated basis based on an estimated useful life of approximately 10 years. The Company reviews its core deposit intangible assets periodically for impairment, and has found no indication of impairment. If such impairment is indicated, recoverability of the asset is assessed based on expected undiscounted net cash flows. Any impairment losses would be reported in the consolidated statements of operations.

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

(g) Bank Owned Life Insurance

The Company owns life insurance policies on certain of its officers. The cash surrender value of these policies was approximately $33.5 million and $32.0 million at December 31, 2006 and 2005, respectively. During 2006, the Company purchased additional policies on officers with a value of $250,000. The increase in the cash surrender value is included in non-interest income in the consolidated statements of operations and amounted to approximately $1.2 million, $1.2 million, and $799,000 in 2006, 2005, and 2004, respectively.

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

	Years ended December 31,
	2006			2005			2004
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share amounts)
Basic EPS:
Net income	$22,775	17,736,860	$1.28	$21,398	15,391,863	$1.39	$15,225	15,312,068	$0.99

Effect of dilutive securities options	—	325,071		—	297,582		—	131,468

Diluted EPS:
Net income	$22,775	18,061,931	$1.26	$21,398	15,689,445	$1.36	$15,225	15,443,536	$0.99

For the years ended December 31, 2006, 2005, and 2004, approximately 110,000, 75,000, and zero stock options outstanding, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were equal to or greater than the average share price of the common shares, and therefore, their inclusion would have been anti-dilutive.

(k) Share-Based Compensation

Effective on January 1, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all share-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants was determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS 123 as amended by SFAS 148. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock. Such fair values are recognized as compensation expense over the requisite service period, net of estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. In conjunction with the adoption of SFAS 123R, the Company changed its method of attributing the value of share-based compensation to expense from the accelerated multiple-option approach to the straight-line single options method for all future share-based grants. Compensation expense for all share-based payment awards granted on or prior to January 1, 2006 will continue to be recognized using the accelerated multiple-option approach. The Company recorded approximately $1.3 million of pretax share-based compensation expense, pursuant to the grant of stock options and restricted stock, in salaries and employee benefits in 2006. Compensation expense of approximately $156,000 and $211,000 was recognized in 2005 and 2004, respectively, as required under previous accounting standards.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement reduces net operating cash flows and increases net financing cash flows in periods after the effective date. In addition, SFAS 123R requires that any unearned or deferred compensation related to share-based awards be eliminated against the appropriate equity account. As such, effective January 1, 2006, the Company reclassified approximately $147,000 of unearned compensation to common stock.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to January 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by APB 25 and related interpretations in accounting for the Company’s fixed plan stock options. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Had compensation costs been determined consistent with the fair value method of SFAS 123 at the grant dates for awards, the Company’s net income and earnings per common share would have changed to the pro forma amounts indicated below.

	Years Ended December 31,
	2005	2004
	(Dollars in thousands, except per share amounts)
Net income as reported:	$21,398	$15,225
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	100	135
Deduct: Total stock-based employee compensation expense determined under fair value-based method for awards, net of related tax effects	(1,100)	(1,288)

Pro forma net income	$20,398	$14,072

Earnings per share:
Basic – as reported	$1.39	$0.99
Basic – pro forma	$1.33	$0.92
Diluted – as reported	$1.36	$0.99
Diluted – pro forma	$1.30	$0.91

See Note 12 for further discussion of the Company’s share-based employee compensation.

(l) Reclassifications

Certain previous period balances have been reclassified to conform to the 2006 presentation.

(m) Reporting Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure in the financial statements of comprehensive income that encompasses earnings and those items currently required to be reported directly in the equity section of the balance sheet, such as unrealized gains and losses on available for sale securities.

(n) Other New Accounting Standards

SEC Staff Guidance – Quantifying Financial Statement Misstatements. In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, which discusses the process of quantifying financial statement misstatements. The interpretation was adopted during the fourth quarter of 2006 and did not have any impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). Under EITF 06-4, an employer that enters into an endorsement split-dollar life insurance arrangement that provides an employee with a postretirement benefit should recognize a liability for the future benefits promised based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Management has not yet determined the impact on the Company’s consolidated financial statements.

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will apply

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

whenever other standards require or permit assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Early adoption is permitted. Management does not expect the adoption of SFAS 157 to have a material impact on the Company’s consolidated financial statements.

On July 13, 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The guidance in FIN 48 is effective for reporting periods beginning after December 15, 2006. Management is currently evaluating the impact of FIN 48 on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 addresses issues from SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” Under the original guidance, SFAS 155 removed the exemption for securitized financial instruments and included scenarios where certain discount mortgage-backed securities (“MBS’s”) and discount collateralized mortgage obligations (“CMO’s”) with embedded derivative components could be subject to the bifurcation rules of SFAS 133, and therefore be marked to market through earnings. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. In October 2006, the FASB met to discuss implementation issues and industry concerns surrounding SFAS 155. In January 2007, the FASB issued SFAS 133 Implementation Issue No. B40. Implementation Issue No. B40 includes a narrow scope exception from paragraph 13(b) of SFAS 133 for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets, thereby excluding certain discount MBS’s and CMO’s from the bifurcation test. The guidance in Implementation Issue No. B40 generally applies to securitized interests in prepayable financial assets acquired after the adoption of SFAS 155. Management does not expect the adoption of SFAS 155 or the guidance contained in Implementation Issue No. B40 to have a material impact on the Company’s consolidated financial statements.

On November 3, 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 provides accounting guidance regarding the determination of when an investment is considered impaired (i.e., fair value is less than amortized cost), whether that impairment is other-than-temporary, and the measurement of an impairment loss recognized in earnings if the impairment is other-than-temporary. FSP 115-1 includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures of quantitative and qualitative factors of debt and marketable equity securities classified as available-for-sale or held-to-maturity that are in an unrealized loss position at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. The guidance in FSP 115-1 is applicable for investments in debt and equity securities that are within the scope of SFAS 115 and SFAS 124. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 on January 1, 2006 did not have a material impact on the Company’s consolidated financial statements.

2. Business Acquisitions

On January 3, 2006, the Company acquired 100 percent of the outstanding common shares of Access Anytime Bancorp, Inc. (“Access”). The results of Access’ operations have been included in the consolidated financial statements since that date. Subsequent to the acquisition, Access and its wholly owned subsidiary, AccessBank, were merged with and into the Company and the Bank, respectively. Access was the thrift holding company of AccessBank (formerly FirstBank). AccessBank was a federally chartered stock savings bank conducting business from nine full-service banking locations in Albuquerque, Clovis, Gallup, Portales, and Las Cruces, New Mexico and one branch location in Sun City, Arizona. As a result of the acquisition, the Company gained the opportunity to expand its footprint to attractive markets, strengthening the Bank’s market position.

The aggregate purchase price of Access was approximately $32.6 million, including approximately $31.7 million of common stock and approximately $992,000 related to outstanding options at the date of acquisition. As a result of the acquisition, the Company issued 1,416,940 shares of common stock valued at $22.37 per share determined based on the average market price of the Company’s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced on August 31, 2005. The Company assumed 74,196 options with a weighted average fair value of approximately $13.37 determined based on the market price of the Company’s common stock on the date of acquisition of $24.29.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

At January 3, 2006
Cash and cash equivalents	$17,764
Investments	110,567
Loans	195,102
Premises and equipment	14,519
Intangible assets	6,378
Goodwill	18,584
Other assets	2,818

Total assets acquired	365,732
Deposits	314,206
Borrowings	6,808
Junior subordinated debentures	8,934
Deferred tax liability	1,621
Other liabilities	1,475

Total liabilities	333,044

Net assets acquired	$32,688

Of the $6.4 million of acquired intangible assets, the total amount was assigned to the core deposit premium intangible, subject to amortization. The core deposit premiums are being amortized over their estimated useful lives of ten years.

On January 10, 2006, the Company acquired 100 percent of the outstanding common shares of New Mexico Financial Corporation (“NMFC”). The results of NMFC’s operations have been included in the consolidated financial statements since that date. Subsequent to the acquisition, NMFC and its wholly owned subsidiary Ranchers Banks were merged with and into the Company and the Bank, respectively. NMFC was a New Mexico bank holding company that operated through its wholly owned subsidiary, Ranchers Banks. Ranchers Banks conducted business from nine branches serving communities in central New Mexico. As a result of the acquisition, the Company benefited from the increased scale and scope that resulted from the acquisition and strengthened the Bank’s market position.

The purchase price of $17.7 million was determined based on 9,783 outstanding shares of NMFC common stock and a purchase price of $2,044.36 per share less the purchase of $2.7 million in treasury shares. As a result of the acquisition, the Company issued 717,812 shares of common stock valued at $24.61 per share determined based on the average market price of the Company’s common shares over the 2-day period before and after the measurement date of November 18, 2005 on which our stock price resulted in the minimum exchange ratio of 84.83, through closing, pursuant to the terms of the purchase agreement.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

At January 10, 2006
Cash and cash equivalents	$7,481
Investments	56,913
Loans	33,778
Premises and equipment	8,818
Intangible assets	3,580
Goodwill	4,378
Other assets	1,397

Total assets acquired	116,345
Deposits	95,591
Deferred tax liability	1,855
Other liabilities	1,233

Total liabilities	98,679

Net assets acquired	$17,666

Of the $3.6 million of acquired intangible assets, the total amount was assigned to the core deposit premium intangible, subject to amortization. The core deposit premiums are being amortized over their estimated useful lives of ten years.

In conjunction with the acquisitions of Access and NMFC, the Company incurred approximately $618,000 in costs associated with the issuance of common stock, which was recorded as a reduction of stockholders equity.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the pro forma results of operations assuming that the acquisitions were consummated on January 1 of the earliest indicated period. The pro forma adjustments are based on information available and certain assumptions that management believes are reasonable. Certain acquisition related adjustments are not included in the pro forma information since they were recorded after completion of the acquisitions and are not indicative of what the historical results of the combined company would have been had the companies actually been combined during the periods presented. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of future operations that would have been achieved had the acquisitions taken place at the beginning of 2005. Pro forma information follows:

	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005
	(Dollars in thousands except per share amounts)
Interest income:
Interest and fees on loans	$161,616	$128,031
Interest on marketable securities:
Taxable securities	16,826	19,248
Non-taxable securities	2,395	1,844
Federal funds sold and interest bearing deposits	1,015	417

Total interest income	181,852	149,540
Interest expense:
Deposits	50,441	31,845
Short-term borrowings	10,370	6,864
Long-term debt	1,717	4,123
Junior subordinated debentures	4,523	3,447

Total interest expense	67,051	46,279

Net interest income	114,801	103,261
Provision for loan losses	(6,993)	(2,204)

Net interest income after provision for loan losses	107,808	101,057
Non-interest income	19,472	21,401
Non-interest expenses	92,008	80,750

Income before income taxes	35,272	41,708
Income tax expense	12,497	14,807

Net income	$22,775	$26,901

Basic earnings per share	$1.28	$1.53

Diluted earnings per share	$1.26	$1.51

During the third quarter of 2006, the Company announced the signing of a definitive agreement to acquire Front Range Capital Corporation (“Front Range”) and its wholly owned subsidiary, Heritage Bank, for $72 million in cash. Front Range is a bank holding company headquartered in Broomfield, Colorado and Heritage Bank is a Colorado state chartered bank with approximately $450 million in assets operating thirteen offices in the Denver-Boulder-Longmont triangle of northern Colorado. The Company expects to acquire approximately $314 million in loans and $361 million in deposits in conjunction with the acquisition. In December 2006, the Company completed the sale, in a public offering, of approximately 3.2 million shares of its common stock and intends to use significantly all of the $74.4 million in net proceeds from the offering to pay the purchase price for the acquisition. The acquisition is anticipated to close in early March 2007. The transaction has been approved by the Front Range shareholders, the Federal Reserve Bank of Kansas City, the Colorado Division of Banking, and the Financial Institutions Division for the State of New Mexico.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Cash and Due from Banks

First Community Bank is required to maintain certain daily reserve balances in the form of vault cash or on deposit with the Federal Reserve Bank in accordance with Federal Reserve Board requirements. The consolidated reserve balances maintained in accordance with these requirements were approximately $9.6 million and $12.1 million at December 31, 2006 and 2005, respectively.

4. Investment Securities

Following is a summary of amortized costs and approximate market values of investment securities:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
	(Dollars in thousands)
As of December 31, 2006
Obligations of the U.S. Treasury—Held to maturity	$1,000	$—	$7	$993
Obligations of U.S. government agencies—Available for sale	241,735	24	3,454	238,305
Mortgage-backed securities:
Pass-through certificates:
Available for sale	37,772	69	317	37,524
Held to maturity	36,789	69	1,321	35,537
Collateralized mortgage obligations—Available for sale	114,049	190	921	113,318
Obligations of states and political subdivisions:
Available for sale	27,017	80	242	26,855
Held to maturity	24,849	5	141	24,713
Federal Home Loan Bank stock	9,397	—	—	9,397
Federal Reserve Bank stock	4,715	—	—	4,715

	$497,323	$437	$6,403	$491,357

As of December 31, 2005
Obligations of the U.S. Treasury—Held to maturity	$1,001	$—	$8	$993
Obligations of U.S. government agencies:
Available for sale	138,561	—	4,284	134,277
Held to maturity	125,832	27	5	125,854
Mortgage-backed securities:
Pass-through certificates:
Available for sale	3,505	2	97	3,410
Held to maturity	44,779	110	1,435	43,454
Collateralized mortgage obligations—Available for sale	86,741	19	879	85,881
Obligations of states and political subdivisions:
Available for sale	16,899	121	154	16,866
Held to maturity	25,909	351	384	25,876
Federal Home Loan Bank stock	13,349	—	—	13,349
Federal Reserve Bank stock	3,008	—	—	3,008

	$459,584	$630	$7,246	$452,968

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated market value of investment securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Within one year:
Available for sale	$88,564	$88,129
Held to maturity	1,400	1,393
One through five years:
Available for sale	151,702	148,692
Held to maturity	2,523	2,482
Five through ten years:
Available for sale	10,974	10,923
Held to maturity	5,939	5,841
After ten years:
Available for sale	17,512	17,416
Held to maturity	15,987	15,990
Mortgage-backed securities (a)	188,610	186,379
Federal Home Loan Bank stock	9,397	9,397
Federal Reserve Bank stock	4,715	4,715

Total	$497,323	$491,357

(a)	Substantially all of the Company’s mortgage-backed securities are due in 10 years or more based on contractual maturity. The estimated weighted average life, which reflects anticipated future prepayments is approximately four years for pass-through certificates and two years for collateralized mortgage obligations.

Marketable securities available for sale with a market value of approximately $373.7 million and marketable securities held to maturity with an amortized cost of approximately $42.6 million were pledged to collateralize deposits as required by law and for other purposes at December 31, 2006.

Proceeds from sales of investments in debt securities for the years ended December 31, 2006, 2005, 2004 were $99.2 million, $10.3 million, and $34.9 million, respectively. Gross losses realized were $211,000 in 2006, $186,000 in 2005, and $22,000 in 2004. Gross gains realized were $69,000 in 2006, zero in 2005, and $381,000 in 2004. The Company calculates gain or loss on sale of securities based on the specific identification method.

The unrealized losses on investment securities are caused by fluctuations in market interest rates. The majority of the gross unrealized losses have been in an unrealized loss position for more than 12 months. The underlying cash obligations of the securities are guaranteed by the U.S. government agency, Freddie Mac, Fannie Mae, Ginnie Mae, and/or the municipality underwriting the debt instrument. It is the belief of the Company that the U.S. government agency, Freddie Mac, Fannie Mae, Ginnie Mae, and/or the municipality issuing the debt will honor its interest payment schedule, as well as the full debt at maturity. The securities are purchased by the Company for their economic value. Because the decrease in fair value is due to market interest rates and not other factors, and because the Company has the intent and ability to hold these investments until a market price recovery, or maturity of the securities, the Company has concluded that the investments are not considered other-than-temporarily impaired.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has determined that there were no other-than temporary impairments associated with the unrealized losses in the investment portfolio securities noted below:

	Less than twelve months		Greater than twelve months		Total
As of December 31, 2006	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Obligations of the U.S. Treasury	$—	$—	$993	$7	$993	$7
Obligations of U.S. government agencies	101,383	209	130,216	3,245	231,599	3,454
Mortgage-backed securities	69,226	433	83,804	2,126	153,030	2,559
Obligations of states and political subdivisions	15,243	134	11,338	249	26,581	383

Total	$185,852	$776	$226,351	$5,627	$412,203	$6,403

As of December 31, 2005
Obligations of the U.S. Treasury	$993	$8	$—	$—	$993	$8
Obligations of U.S. government agencies	36,440	387	107,805	3,902	144,245	4,289
Mortgage-backed securities	61,072	609	53,469	1,802	114,541	2,411
Obligations of states and political subdivisions	23,255	443	1,951	95	25,206	538

Total	$121,760	$1,447	$163,225	$5,799	$284,985	$7,246

5. Loans

Following is a summary of loans by major categories:

	As of December 31,
	2006	2005
	(Dollars in thousands)
Commercial	$295,566	$201,816
Consumer and other	55,647	27,888
Real estate—commercial	714,086	653,566
Real estate—one- to four-family	217,247	170,158
Real estate—construction	733,333	453,567
Mortgage loans available for sale	25,728	18,932

Total	$2,041,607	$1,525,927

Included in the above balances are net deferred fees of approximately $6.2 million and $5.7 million, at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, approximately $174 million and $212 million in loans were pledged as collateral for FHLB advances.

At December 31, 2006, loans were comprised of fixed and variable rate instruments as follows:

(Dollars in thousands)
Loans at fixed rates	$400,394
Loans at variable rates	1,641,213

Total	$2,041,607

Loans at variable rates include loans that reprice immediately, as well as loans that reprice any time prior to maturity.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximate loan portfolio maturities on fixed-rate loans and repricings on variable-rate loans at December 31, 2006 are as follows:

	Within 1 year	1 to 5 Years	After 5 Years	Total
	(Dollars in thousands)
Commercial	$225,638	$67,087	$2,841	$295,566
Real estate	1,133,625	436,360	94,681	1,664,666
Consumer	20,791	26,951	7,905	55,647
Mortgage loans available for sale	25,728	—	—	25,728

Total	$1,405,782	$530,398	$105,427	$2,041,607

Following is a summary of changes to the allowance for loan losses:

	Years ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$17,413	$15,331	$14,121
Provision charged to operations	6,993	3,920	4,500
Loans charged-off	(3,911)	(2,373)	(3,703)
Recoveries	502	535	413
Allowance related to acquired loans	2,128	—	—

Balance at end of year	$23,125	$17,413	$15,331

The recorded investment in loans, which are considered impaired, was approximately $13.9 million at December 31, 2006, $6.7 million at December 31, 2005, and $8.0 million at December 31, 2004. The average investment in loans for which impairment has been recognized was approximately $12.4 million in 2006, $6.0 million in 2005, and $8.6 million in 2004. The allowance for loan losses related to these loans was approximately $2.0 million at December 31, 2006, $1.2 million at December 31, 2005, and $829,000 at December 31, 2004. The allowance for impaired loans is included in the allowance for loan losses. Interest income recognized on impaired loans was zero in 2006, 2005, and 2004.

Loans on which the accrual of interest has been discontinued amounted to approximately $13.9 million, $6.7 million, and $8.0 million at December 31, 2006, 2005, and 2004, respectively. If interest on such loans had been accrued, such income would have been approximately $934,000 in 2006, $334,000 in 2005, and $348,000 in 2004. Actual interest income on those loans, which is recorded only when received, amounted to zero in 2006, 2005, and 2004.

As of December 31, 2006 and 2005, loans outstanding to certain related-party loan customers of the subsidiary bank (executive officers, directors, and principal shareholders of the Company, including their families and companies in which they are principal owners) totaled $8.3 million and $10.2 million, respectively. In the opinion of management, all transactions entered into between the Company and such related parties have been, and are, in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Premises and Equipment

Following is a summary of premises and equipment, at cost:

	Estimated Useful Life (years)	As of December 31,
		2006	2005
		(Dollars in thousands)
Land	—	$9,196	$2,930
Building and leasehold improvements	10-30	43,617	23,905
Equipment	3-5	30,911	22,463

		83,724	49,298
Less accumulated depreciation and amortization		(24,713)	(19,145)

		$59,011	$30,153

Depreciation and amortization expense on premises and equipment in 2006, 2005, and 2004 was approximately $6.2 million, $4.3 million, and $4.0 million, respectively.

7. Goodwill and Intangible Assets

Goodwill primarily relates to the Company’s acquisition of First Community Industrial Bank (“FCIB”) in October of 2002, and to the acquisitions of Access and NMFC in January of 2006. The goodwill recognized in the FCIB acquisition totaled approximately $42.9 million and is expected to be fully deductible for tax purposes. Of the goodwill recognized in the Access acquisition of approximately $18.6 million, approximately $9.3 million is not expected to be deductible for tax purposes. The goodwill recognized in the NMFC acquisition of approximately $4.4 million is not expected to be deductible for tax purposes.

Following is a summary of the changes in the carrying amount of goodwill:

	Years ended December 31,
	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$43,223	$43,223
Goodwill acquired	22,962	—
Impairment losses	—	—

Balance at end of year	$66,185	$43,223

The Company’s core deposit intangibles primarily relate to the acquisition of FCIB in October of 2002 and to the acquisitions of Access and NMFC in January of 2006. Core deposit intangibles recognized in the FCIB, Access, and NMFC acquisitions totaled approximately $881,000, $6.4 million, and $3.6 million, respectively. The core deposit intangibles are being amortized over their estimated useful lives of ten years.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of intangible assets:

	As of December 31,
	2006	2005
	(Dollars in thousands)
Core deposit intangibles	$10,905	$947
Accumulated amortization	(1,663)	(364)

Net core deposit intangibles	$9,242	$583

Expected annual amortization expense related to core deposit intangibles is as follows:

Years ending December 31,
(Dollars in thousands)
2007	$1,257
2008	1,213
2009	1,168
2010	1,122
2011	1,019
Thereafter	3,463

Total expected annual amortization expense	$9,242

8. Deposits

Following is a summary of interest-bearing deposits:

	As of December 31,
	2006	2005
	(Dollars in thousands)
Interest-bearing checking accounts	$322,717	$276,947
Money market savings	222,263	190,930
Regular savings	107,812	74,831
Time:
Denominations $100,000 and over	634,334	340,701
Denominations under $100,000	386,626	240,626

	$1,673,752	$1,124,035

At December 31, 2006, the scheduled maturities of all time deposits are as follows:

Years ending December 31,
(Dollars in thousands)
2007	$813,997
2008	90,682
2009	43,393
2010	42,697
2011	25,535
Thereafter	4,656

$1,020,960

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Borrowings

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are comprised of customer deposit agreements with overnight maturities. The obligations are not federally insured but are collateralized 102% by a security interest in U.S. Treasury, U.S. government agencies, or U.S. government agency issued mortgage-backed securities. These securities are segregated and held in safekeeping by third-party banks. These securities had a market value of approximately $152.2 million and $227.7 million, at December 31, 2006 and 2005, respectively. Interest expense included in the consolidated statements of operations was approximately $6.2 million, $2.0 million, and $198,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Securities sold under agreements to repurchase are summarized as follows:

	Years ended December 31,
	2006	2005
	(Dollars in thousands)
Balance	$149,171	$223,195
Weighted average interest rate	4.44%	3.54%
Maximum amount outstanding at any month end	$162,223	$223,195
Average balance outstanding during the period	$149,765	$85,367
Weighted average interest rate during the period	4.17%	2.39%

Federal Funds Purchased

Federal funds purchased generally mature within one to four days from the transaction date. As of December 31, 2006 and 2005, federal funds purchased totaled zero and $6.8 million, respectively. Interest expense included in the consolidated statements of operations was approximately $3,000, $3,000, and $1,000 for the years ended December 31, 2006, 2005, and 2004, respectively. As of December 31, 2006, the Company had available unused federal funds borrowing capacity of approximately $57.5 million.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal Home Loan Bank Advances and Other

First Community Bank has FHLB advances and notes payable as follows:

	As of December 31,
	2006	2005
	(Dollars in thousands)
$40 million note payable to FHLB, interest at 3.74%, due on January 6, 2006	$—	$40,000
$25 million note payable to FHLB, interest only at 3.22% payable monthly, due on January 12, 2006	—	25,000
$25 million note payable to FHLB, interest only at 4.24% payable monthly, due on January 17, 2006	—	25,000
$25 million note payable to FHLB, interest only at 3.32% payable monthly, due on February 8, 2006	—	25,000
$25 million note payable to FHLB, interest only at 3.71% payable monthly, due on March 16, 2006	—	25,000
$25 million note payable to FHLB, interest only at 3.61% payable monthly, due on April 20, 2006	—	25,000
$25 million note payable to FHLB, interest only at 3.86% payable monthly, due on June 19, 2006	—	25,000
$20 million note payable to FHLB, interest at 5.27%, due on January 2, 2007	20,000	—
$21 million note payable to FHLB, interest at 5.49%, due on January 2, 2007	21,000	—
$20 million note payable to FHLB, interest at 5.27%, due on January 3, 2007	20,000	—
$25 million note payable to FHLB, interest at 5.27%, due on January 4, 2007	25,000	—
$30 million note payable to FHLB, interest at 5.24%, due on January 12, 2007	30,000	—
$20 million note payable to FHLB, interest only at 5.37% payable monthly, due on February 28, 2007	20,000	—
$5 million note payable to FHLB, interest at 2.99%, payable in monthly principal and interest installments of approximately $90,000 through September 4, 2007	793	—
$20 million note payable to FHLB, interest at 2.93%, payable in monthly principal and interest installments of approximately $359,000 through November 1, 2007	3,889	8,014
$7.5 million note payable to FHLB, interest at 5.75%, payable in monthly principal and interest installments of approximately $144,000 through August 1, 2011	7,064	—
$7.5 million note payable to FHLB, interest at 5.78%, payable in monthly principal and interest installments of approximately $109,000 through August 1, 2013	7,207	—
Other note payable	730	779

Total FHLB Advances and Other	$155,683	$198,793

All outstanding borrowings with the FHLB are collateralized by a blanket pledge agreement on the Company’s one- to four-family residential mortgage loans, commercial real estate loans on deposit with the FHLB, and investment securities available for sale. As of December 31, 2006, the Company had available unused borrowing capacity from the FHLB for advances of approximately $387 million.

Included in the above FHLB advances are short-term FHLB advances (original term less than one year) that totaled approximately $136 million and $65 million at December 31, 2006 and 2005, respectively. The weighted average interest rate on short-term FHLB advances was 5.31% and 3.93% at December 31, 2006 and 2005, respectively.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term FHLB advances are summarized as follows:

	Years ended December 31,
	2006	2005
	(Dollars in thousands)
Balance	$136,000	$65,000
Weighted average interest rate	5.31%	3.93%
Maximum amount outstanding at any month end	$144,000	$150,000
Average balance outstanding during the period	$79,099	$117,475
Weighted average interest rate during the period	5.21%	3.27%

Other Note Payable

On April 30, 1997, the Company purchased its main banking facility in Taos, New Mexico, subject to a real estate contract with an original balance of $1,050,000 which bears interest at 6.00% adjustable every five years through 2017, payable approximately $8,000 monthly. The balances at December 31, 2006 and 2005 were approximately $730,000 and $779,000, respectively.

As of December 31, 2006, the contractual maturities of FHLB advances and other are as follows:

Years ending December 31,
(Dollars in thousands)
2007	$143,006
2008	2,462
2009	2,607
2010	2,761
2011	2,346
Thereafter	2,501

$155,683

10. Junior Subordinated Debentures

On November 14, 2001, the Company formed First State NM Statutory Trust I (“Trust I”) for the purpose of issuing trust preferred securities (“Securities”) in a pooled transaction to unrelated investors. Trust I issued $7,500,000 of Securities that qualify as Tier I capital for regulatory purposes that bear interest at an annual rate equal to the three-month LIBOR plus 3.60% and invested the proceeds thereof in $7,732,000 of junior subordinated deferrable interest debentures of the Company (“Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 3.60%. The Securities and Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on March 18, June 18, September 18, and December 18, provided however, that prior to December 18, 2006, the annual rate will not exceed 12.50%. Both the Securities and the Debentures will mature on December 18, 2031; however, they are callable at par beginning December 18, 2006. So long as there are no events of default, the Company may defer payments of interest for up to twenty consecutive interest payment periods. The Company did not defer any payments of interest and on December 18, 2006, the Securities were redeemed at par. In connection with the early redemption the Company expensed $191,000 of related offering costs which is included in other non-interest expenses in the Company’s 2006 Consolidated Statement of Operations.

On June 7, 2002, the Company formed First State NM Statutory Trust II (“Trust II”) for the purpose of issuing trust preferred securities (“Trust II Securities”) in a pooled transaction to unrelated investors. Trust II issued $25,000,000 of Trust II Securities that qualify as Tier I capital for regulatory purposes that bear interest at an annual rate equal to the three-month LIBOR plus 3.45% and invested the proceeds thereof in $25,774,000 of junior subordinated deferrable interest debentures of the Company (“Trust II Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 3.45%. The Trust II Securities and Trust II Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on March 26, June 26, September 26, and December 26, provided however, that prior to June 26, 2007, the annual rate will not exceed 11.95% (8.82% at December 31, 2006). Both the Trust II Securities and the Trust II Debentures will mature on June 26, 2032; however, they are callable at par beginning June 26, 2007. So long as there are no events of default, the Company may defer payments of interest for up to twenty consecutive interest payment periods. As of December 31, 2006, the Company has not deferred any payments of interest.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 20, 2004, the Company formed First State NM Statutory Trust III (“Trust III”) for the purpose of issuing trust preferred securities (“Trust III Securities”) in a pooled transaction to unrelated investors. Trust III issued $5,000,000 of Trust III Securities that qualify as Tier I capital for regulatory purposes that bear interest at an annual rate equal to the three-month LIBOR plus 2.25% and invested the proceeds thereof in $5,155,000 of junior subordinated deferrable interest debentures of the Company (“Trust III Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 2.25%. The Trust III Securities and Trust III Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on March 20, June 20, September 20, and December 20 (7.62% at December 31, 2006). Both the Trust III Securities and the Trust III Debentures will mature on September 20, 2034; however, they are callable at par beginning September 20, 2009. So long as there are no events of default, the Company may defer payments of interest for up to twenty consecutive interest payment periods. As of December 31, 2006, the Company has not deferred any payments of interest.

On May 26, 2005, the Company formed First State NM Statutory Trust IV (“Trust IV”) for the purpose of issuing trust preferred securities (“Trust IV Securities”) in a pooled transaction to unrelated investors. Trust IV issued $10,000,000 of Trust IV Securities that qualify as Tier I capital for regulatory purposes that bear interest at an annual rate equal to the three-month LIBOR plus 1.75% and invested the proceeds thereof in $10,310,000 of junior subordinated deferrable interest debentures of the Company (“Trust IV Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 1.75%. The Trust IV Securities and the Trust IV Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on March 15, June 15, September 15, and December 15 (7.11% at December 31, 2006). Both the Trust IV Securities and the Trust IV Debentures will mature on June 15, 2035; however, they are callable at par beginning June 15, 2010. So long as there are no events of default, the Company may defer payments of interest for up to twenty consecutive interest payment periods. As of December 31, 2006, the Company has not deferred any payments of interest.

On November 22, 2006, the Company formed First State NM Statutory Trust V (“Trust V”) for the purpose of issuing trust preferred securities (“Trust V Securities”) in a pooled transaction to unrelated investors. Trust V issued $7,500,000 of Trust V Securities that qualify as Tier I capital for regulatory purposes that bear interest at an annual rate equal to the three-month LIBOR plus 1.75% and invested the proceeds thereof in $7,732,000 of junior subordinated deferrable interest debentures of the Company (“Trust V Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 1.75%. The Trust V Securities and the Trust V Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on March 15, June 15, September 15, and December 15 (7.10% at December 31, 2006). Both the Trust V Securities and the Trust V Debentures will mature on December 15, 2036; however, they are callable at par beginning December 15, 2011. So long as there are no events of default, the Company may defer payments of interest for up to twenty consecutive interest payment periods. As of December 31, 2006, the Company has not deferred any payments of interest. The proceeds from the offering of Trust V were used to redeem Trust I at par.

On June 27, 2001, Access formed Access Anytime Capital Trust I (“Access Trust I”) for the purpose of issuing trust preferred securities (“Access Trust I Securities”) in a pooled transaction to unrelated investors. Access Trust I issued $4,000,000 of Access Trust I Securities that qualify as Tier I capital for regulatory purposes that bear interest at an annual rate of 10.25% and invested the proceeds thereof in $4,124,000 of junior subordinated deferrable interest debentures of Access (“Access Trust I Debentures”) that also bear interest at an annual rate of 10.25%. The Access Trust I Securities and the Access Trust I Debentures provide interest only payments payable at six-month intervals. Both the Access Trust I Securities and the Access Trust I Debentures will mature on July 25, 2031; however, they are callable at a price of 107.6875 on July 25, 2006, 106.15 on July 25, 2007, 104.6125 on July 25, 2008, 103.075 on July 25, 2009, 101.5375 on July 25, 2010, and may be redeemed at par on July 25, 2011 or after. So long as there are no events of default, payments of interest may be deferred for up to ten consecutive interest payment periods. As of December 31, 2006, no payments of interest had been deferred. Effective January 3, 2006, as a result of the Company’s acquisition of Access, the Company assumed all the duties, warranties, and obligations of Access in relation to the Access Trust I Securities and the Access Trust I Debentures.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 20, 2002, Access formed Access Anytime Capital Trust II (“Access Trust II”) for the purpose of issuing trust preferred securities (“Access Trust II Securities”) in a pooled transaction to unrelated investors. Access Trust II issued $4,000,000 of Access Trust II Securities that qualify as Tier I capital for regulatory purposes that bear interest at an annual rate equal to the three-month LIBOR plus 3.65% and invested the proceeds thereof in $4,124,000 of junior subordinated deferrable interest debentures of Access (“Access Trust II Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 3.65%. The Access Trust II Securities and the Access Trust II Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on the second business day preceding each January 15, April 15, July 15, and October 15 (9.01% at December 31, 2006). Both the Access Trust II Securities and the Access Trust II Debentures will mature on June 30, 2032; however, they are callable at par beginning July 30, 2007. So long as there are no events of default, payments of interest may be deferred for up to twenty consecutive interest payment periods. As of December 31, 2006, no payments of interest had been deferred. Effective January 3, 2006, as a result of the Company’s acquisition of Access, the Company assumed all the duties, warranties, and obligations of Access in relation to the Access Trust II Securities and the Access Trust II Debentures.

In conjunction with the purchase accounting for the acquisition of Access, Access Trust I and Access Trust II were recorded at fair value on the date of acquisition. Access Trust I and Access Trust II had initial fair value adjustments of approximately $582,000 and $104,000, respectively. The fair value adjustments for Access Trust I and Access Trust II are being amortized on a straight-line basis through July 2011 and July 2007, the respective dates that the securities and debentures can be called or redeemed at par. At December 31, 2006, the remaining fair value adjustments for Access Trust I and Access Trust II were approximately $476,000 and $35,000, respectively.

In 2005, the Federal Reserve Board released a final rule related to the inclusion of trust preferred securities in Tier 1 capital of bank holding companies beginning in 2009. Based on the Company’s current amount of trust preferred securities, the final rule will not impact its capital calculations.

Junior Subordinated Debentures are summarized as follows:

	As of December 31,
	2006	2005
	(Dollars in thousands)
Junior Subordinated Debentures – Trust I	$—	$7,732
Junior Subordinated Debentures – Trust II	25,774	25,774
Junior Subordinated Debentures – Trust III	5,155	5,155
Junior Subordinated Debentures – Trust IV	10,310	10,310
Junior Subordinated Debentures – Trust V	7,732	—
Junior Subordinated Debentures – Access Trust I	4,124	—
Junior Subordinated Debentures – Access Trust II	4,124	—
Fair Value Adjustment	511	—

Total Junior Subordinated Debentures	$57,730	$48,971

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income Taxes

Income tax expense consisted of the following:

	Years ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Federal	$10,332	$9,895	$7,152
State	1,509	1,551	891
Deferred	656	342	512

Total expense	$12,497	$11,788	$8,555

Actual income tax expense from continuing operations differs from the “expected” tax expense for 2006, 2005, and 2004 (computed by applying the U.S. federal corporate tax rate of 35% to income before income taxes) as follows:

	Years ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Computed “expected” tax expense	$12,345	$11,615	$8,323
Increase (reduction) in income taxes resulting from:
Tax-exempt interest	(759)	(596)	(188)
State tax, net	981	1,037	719
Deferred tax rate change	—	(88)	—
Bank owned life insurance	(428)	(418)	(269)
Incentive stock option compensation expense	188	—	—
Other	170	238	(30)

Total income tax expense	$12,497	$11,788	$8,555

Components of deferred income tax assets and liabilities are as follows:

	As of December 31,
	2006	2005
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$7,428	$6,170
Capital loss carry-forward	890	—
Share-based compensation expense	397	197
Tax effect of unrealized loss on investment securities	1,737	1,898
Deferred gain on sale	310	245
Fair value adjustments—acquisitions	2,073	—
Other	482	192

Total gross deferred tax assets	13,317	8,702

Deferred tax liabilities:
Goodwill	5,823	4,239
Prepaid expenses	854	469
Depreciation	3,686	283
Core deposit intangible	3,206	—
Other	4	99

Total gross deferred tax liabilities	13,573	5,090

Net deferred tax asset (liability)	$(256)	$3,612

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

In order to fully realize the deferred tax asset on the Company's consolidated balance sheet at December 31, 2006 of approximately $13.3 million, the Company will need to generate future taxable income of approximately $38.0 million. Based on the Company's historical and current pre-tax income, management believes it is more likely than not that the Company will realize the benefit of the temporary differences prior to the expiration of the carry-forward period and further believes that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. Additionally, the Company has a capital loss carry-forward of $890,000 which resulted from the sale of certain investment securities acquired from Access. This capital loss carry-forward can only be offset by capital gains. Management of the Company believes it is more likely than not that the Company will realize the benefit of the capital loss carry-forward prior to the expiration of the carry-forward period. There can be no assurance, however, that the Company will generate taxable or capital gain income or any specific level of continuing taxable income or capital gain income.

12. Stockholders' Equity

The Board of Directors has authorized management to purchase up to 1,050,000 shares of its common stock in the open market. As of December 31, 2006, the Company has purchased 784,100 shares. The Company did not purchase any additional shares during the year ended December 31, 2006. The Company may purchase additional shares, the amount of which will be determined by market conditions. The Company sponsors a deferred compensation plan, which is included in the consolidated financial statements. At December 31, 2006 and 2005, the assets of the deferred compensation plan included 33,254 shares and 32,833 shares of Company common stock, respectively.

Effective June 6, 2003, the stockholders of the Company approved and the Company adopted the First State Bancorporation 2003 Equity Incentive Plan (2003 Plan), which provided for the granting of options to purchase up to 1,500,000 shares of the Company’s common stock. Effective June 2, 2006, the stockholders of the Company approved an amendment to the 2003 Plan to increase the number of shares available for grant from 1,500,000 to 2,000,000. Exercise dates and prices for the options are set by the Compensation Committee. The 2003 Plan also provides that stock options (which may be incentive stock options or non-qualified stock options), restricted stock, stock appreciation rights, and other awards that are valued by reference to Company common stock may be issued. These options vest over a five-year period from the date of grant unless otherwise stated and have a contractual term of the shorter of the term set in the option agreement or ten years. The 2003 Plan replaced the First State Bancorporation 1993 Stock Option Plan (1993 Plan), and all unissued options from the 1993 Plan are included in the total number of shares available for grant under the 2003 Plan. No awards under the 2003 Plan may be repriced. In connection with the Access acquisition, the Company assumed the stock option plan of Access Anytime Bancorp, Inc. All outstanding options under the assumed plan were fully vested at the date of acquisition. Options under the plans are as follows:

	Years ended December 31,
	2006		2005		2004
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	1,347,700	$14.58	1,279,290	$13.77	486,010	$8.82
Granted	122,500	25.61	115,000	21.62	940,000	15.69
Assumed	74,196	11.81	—	—	—	—
Exercised	(41,000)	11.20	(26,590)	4.74	(86,728)	5.92
Forfeited	(80,000)	16.07	(20,000)	16.85	(59,992)	14.98

Outstanding at year end	1,423,396	$15.39	1,347,700	$14.58	1,279,290	$13.77

Options exercisable at year end	576,396	$11.92	393,700	$10.10	289,790	$7.08

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2006, the Company recorded approximately $1.3 million of pretax share-based compensation expense, pursuant to the grant of options and restricted stock in salaries and employee benefits. The income tax benefit associated with this compensation expense was approximately $226,000 for the year ended December 31, 2006. In addition, for the year ended December 31, 2006, the Company received an income tax benefit of approximately $218,000 related to the exercise of nonqualifying employee stock options. Compensation expense of approximately $156,000 and $211,000 was recognized in 2005 and 2004, respectively, pursuant to the grant of options and restricted stock, as required under previous accounting standards. The Company received income tax benefits of $189,000 and $363,000, respectively, related to the exercise of nonqualifying employee stock options for the years ended December 31, 2005 and 2004. As of December 31, 2006, there was approximately $2.4 million of remaining unamortized share-based compensation expense associated with unvested stock options which will be expensed over a weighted average remaining service period of approximately 4.1 years.

The total pretax intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was approximately $566,000, $477,000, and $951,000, respectively.

Outstanding options at December 31, 2006 are as follows:

Grant price	Options outstanding	Weighted average remaining life	Weighted average exercise price	Aggregate intrinsic value	Options exercisable	Weighted average exercise price	Aggregate intrinsic value
$ 3.00 – 10.00	215,192	1.27	$6.08	$4,017,000	215,192	$6.08	$4,017,000
10.01 – 15.00	326,794	6.66	14.34	3,403,000	122,794	13.27	1,410,000
15.01 – 20.01	683,910	7.16	16.04	5,959,000	223,410	15.98	1,960,000
Over 20.01	197,500	9.15	25.07	—	15,000	25.07	—

	1,423,396	6.43	$15.39	$13,379,000	576,396	$11.92	$7,387,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $24.75 as of December 29, 2006, the last business day of the year, which would have been received by the option holders had all option holders exercised their options as of that date.

The Company estimated the weighted average fair value of options granted in 2006, 2005, and 2004 to be approximately $8.65, $7.26, and $4.91, respectively, using the Black-Scholes options pricing model prescribed by SFAS 123. The fair value of each stock option grant is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.81%	4.32%	2.79%
Expected dividend yield	1.25%	1.33%	1.40%
Expected life (years)	6	6	6
Expected volatility	29.79%	31.02%	32.77%

See Note 1(k) Share-Based Compensation related to SFAS 123R.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our restricted stock awards activity during the year ended December 31, 2006.

	Shares	Weighted average grant date fair value
Nonvested at December 31, 2005	21,176	$15.98
Granted	7,771	23.86
Vested	(8,376)	15.77

Nonvested at December 31, 2006	20,571	$19.05

As of December 31, 2006, there was approximately $211,000 of remaining unamortized share-based compensation expense associated with restricted stock awards which will be expensed over a weighted average remaining service period of approximately 3.5 years. The total fair value of shares vested during the years ended December 31, 2006, 2005, and 2004, was approximately $206,000, $156,000, and $124,000, respectively.

The Company had a stockholder protection rights agreement to protect the stockholders of the Company from abusive or unfair take-over practices. The terms of the agreement provided one right for each share of common stock held. The rights became exercisable only if a person or a group accumulates ten percent or more of the Company's common shares. The Company would be entitled to redeem the rights for $0.0033 per right until the tenth day following a public announcement of an acquisition of 10% of its common shares. The rights expired on November 20, 2006.

The Company offers a dividend reinvestment plan that allows any stockholder of record of 300 shares or more of common stock to reinvest dividends on those shares in common shares issued by the Company pursuant to the plan. Holders of 300 or more shares may also acquire shares from the Company through the plan in an amount not to exceed $30,000 quarterly.

13. Commitments and Contingencies

Employee Benefit Plans

First Community Bank sponsors an employee tax-sheltered savings plan for substantially all full-time employees which provides a mandatory 50% match by First Community Bank of employee contributions up to a maximum of 6% of gross annual wages. Full vesting occurs after three years. The Company’s contributions to the plan totaled approximately $732,000 in 2006, $529,000 in 2005, and $402,000 in 2004.

In 2003, the Company established a nonqualified deferred compensation plan for certain of its executive employees and non-employee directors. The deferred compensation plan allows employees to contribute up to 50% of the employees’ base pay and 100% of the employees’ bonus compensation. Directors of the Company are allowed to contribute up to 100% of their compensation as a director. In addition, an employee with a vested unexercised stock award may elect to defer all or any portion of the stock award. All amounts contributed by employees or directors vest immediately. The Company’s obligation to the participants in the deferred compensation plan is limited to the balance in the deferred compensation plan. The deferred compensation plan is an unfunded, unsecured promise to pay compensation in the future. At December 31, 2006 and 2005, the total assets of the plan were $894,000 and $874,000, which included an investment of $582,000 and $571,000 in the Company’s common stock. The investment in the Company’s common stock is recorded as treasury stock in the consolidated statement of stockholders’ equity. An offsetting liability is recorded in the consolidated financial statements totaling $894,000 and $874,000. The Company’s compensation expense for this plan for the years ended December 31, 2006, 2005, and 2004, totaled approximately zero, zero, and $65,000, respectively. All amounts contributed are subject to an underlying trust and shall be subject to the claims of the general creditors of the Company. Because certain provisions of the plan were not in compliance with the American Jobs Creation Act of 2004 (“Act”), the plan was frozen effective December 31, 2004.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2005, the Company established a new nonqualified deferred compensation plan in compliance with the Act for certain of its highly compensated or management employees. The new plan allows employees to contribute up to 50% of the employees’ base pay and 100% of the employees’ bonus compensation. All amounts contributed by employees vest immediately. The Company’s obligation to the participants in the deferred compensation plan is limited to the balance in the deferred compensation plan. All amounts payable by the Company are in cash only. The deferred compensation plan is an unfunded, unsecured promise to pay compensation in the future. At December 31, 2006 the total assets of the plan were $94,000. An offsetting liability is recorded in the consolidated financial statements totaling $94,000. At December 31, 2005, the total assets of the plan were zero, as the plan had not been funded. The Company’s compensation expense for this plan for the years ended December 31, 2006 and 2005 totaled approximately $65,000 and $65,000, respectively. All amounts contributed are subject to an underlying trust and shall be subject to the claims of the general creditors of the Company.

Leases

The Company leases certain of its premises and equipment under noncancellable operating leases from certain related and unrelated parties. Rent expense for the years ended December 31, 2006, 2005, and 2004, totaled approximately $5.4 million, $4.7 million, and $4.5 million, respectively. Minimum future payments under these leases at December 31, 2006, are as follows:

Years ending December 31,
(Dollars in thousands)
2007	$6,296
2008	6,607
2009	6,632
2010	6,197
2011	5,253
Thereafter	19,933

$50,918

One of the Company’s branch locations was constructed on land owned by a Director of the Company. The Company is leasing the site for an initial term of 15 years. Lease payments were approximately $82,000 in 2006, $79,000 in 2005, and $76,000 in 2004, respectively. Management believes the lease is on terms similar to other third-party commercial transactions in the ordinary course of business.

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

	As of December 31,
	2006	2005
	(Dollars in thousands)
Commitments to extend credit	$492,396	$393,550
Standby letters of credit	45,240	42,377

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

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Outstanding Letter of Credit

The Company has two outstanding letters of credit totaling $18.6 million from the FHLB that are used to secure certain governmental deposits over and above FDIC limits. The $13.5 letter of credit has a term of one year and will expire in June 2007 if not renewed. The $5.1 million letter of credit has an initial term of two years and will expire in April 2008 if not renewed. The letters of credit are fully collateralized by the Company’s Blanket Lien Collateral status with the FHLB as if they were a funded FHLB advance.

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

14. Regulatory Matters

Bank regulations specify the level of dividends that can be paid by First Community Bank. During the year ended December 31, 2006, First Community Bank paid a $2 million dividend to First State Bancorporation. As of December 31, 2006, First Community Bank had approximately $51.4 million in retained earnings, which were available for the payment of dividends to First State Bancorporation, subject to regulatory capital requirements. Future dividend payments will be dependent upon the level of earnings generated by First Community Bank and/or regulatory restrictions, if any.

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

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in regulations and set forth in the following table) to risk-weighted assets, and of Tier I capital to average total assets (leverage ratio). Management believes, as of December 31, 2006, that the Company and subsidiary bank meet all capital adequacy requirements to which they are subject.

	As of December 31, 2006
	Actual		For capital adequacy purposes		To be considered well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk weighted assets:
Consolidated	$310,924	13.5%	$184,576	8.0%	$230,720	10.0%
Bank subsidiary	235,726	10.2%	184,356	8.0%	230,446	10.0%
Tier I capital to risk weighted assets:
Consolidated	287,799	12.5%	92,288	4.0%	138,432	6.0%
Bank subsidiary	212,601	9.2%	92,178	4.0%	138,267	6.0%
Tier I capital to average total assets:
Consolidated	287,799	11.0%	105,030	4.0%	131,288	5.0%
Bank subsidiary	212,601	8.1%	104,828	4.0%	131,035	5.0%

	As of December 31, 2005
	Actual		For capital adequacy purposes		To be considered well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk weighted assets:
Consolidated	$184,659	10.6%	$139,036	8.0%	$173,795	10.0%
Bank subsidiary	179,818	10.4%	138,847	8.0%	173,559	10.0%
Tier I capital to risk weighted assets:
Consolidated	167,246	9.6%	69,518	4.0%	104,277	6.0%
Bank subsidiary	162,405	9.4%	69,423	4.0%	104,135	6.0%
Tier I capital to average total assets:
Consolidated	167,246	8.2%	81,825	4.0%	102,281	5.0%
Bank subsidiary	162,405	8.0%	81,740	4.0%	102,175	5.0%

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Financial Information of Parent Company

The assets of the Company, as parent company, consist primarily of the investment in its subsidiary bank and a money market savings account held in the subsidiary bank. The primary sources of the parent company’s cash revenues are dividends from its subsidiary bank along with interest received from the money market account. Following are condensed financial statements of the parent company:

Condensed Statements of Condition

	As of December 31,
	2006	2005
	(Dollars in thousands)
Assets:
Cash and due from banks	$74,786	$3,724
Investment in subsidiary	284,546	202,613
Goodwill	648	223
Deferred tax asset	528	230
Other assets	3,727	3,336

Total assets	$364,235	$210,126

Liabilities and equity capital:
Accounts payable and accrued expenses	$1,613	$976
Junior subordinated debentures	57,730	48,971

Total liabilities	59,343	49,947

Equity capital	304,892	160,179

Total liabilities and equity capital	$364,235	$210,126

Condensed Statements of Operations

	Years ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Income:
Cash dividends from subsidiary	$2,000	$—	$—
Other income	214	130	90

Total income	2,214	130	90

Expenses:
Interest expense	4,490	2,820	1,700
Compensation expense	658	156	211
Legal	30	32	29
Loss on early redemption of Trust I	191	—	—
Other	782	563	473

Total expenses	6,151	3,571	2,413

Loss before income taxes and undistributed income of bank subsidiary	(3,937)	(3,441)	(2,323)
Income tax benefit	2,212	1,369	916
Undistributed income of bank subsidiary	24,500	23,470	16,632

Net income	$22,775	$21,398	$15,225

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	Years ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$22,775	$21,398	$15,225

Adjustments to reconcile net income to cash provided (used) by operating activities:
Compensation expense	658	156	211
Undistributed income of bank subsidiary	(24,500)	(23,470)	(16,632)
Income tax benefit from exercise of options	218	189	363
Increase in other assets	(179)	(599)	(81)
Increase in other liabilities, net	451	57	84

Total adjustments	(23,352)	(23,667)	(16,055)

Net cash used by operating activities	(577)	(2,269)	(830)

Cash flows from investing activities:
Net cash received in business acquisitions	842	—	—

Net cash provided by investing activities	842	—	—

Cash flows from financing activities:
Common stock issued	76,108	860	967
Costs associated with issuance of common stock	(927)	—	—
Payment from subsidiary bank for acquisition costs	618	—	—
Payment from subsidiary bank for stock option compensation	634	—	—
Capital contributions to subsidiary bank	—	(7,000)	(2,000)
Issuance of junior subordinated debentures	7,732	10,310	5,155
Redemption of junior subordinated debentures	(7,732)	—	—
Dividends paid	(5,636)	(4,309)	(3,598)

Net cash provided (used) by financing activities	70,797	(139)	524

Increase (decrease) in cash and due from banks	71,062	(2,408)	(306)

Cash and due from banks at beginning of year	3,724	6,132	6,438

Cash and due from banks at end of year	$74,786	$3,724	$6,132

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

Fair value estimates are made at a specific point in time based on available relevant market information about the financial instrument. However, a significant portion of the Company's financial instruments, such as commercial real estate loans, do not currently have an active marketplace in which they can be readily sold or purchased to determine fair value. Consequently, fair value estimates for those financial instruments are based on assumptions made by management regarding the financial instruments’ credit risk characteristics, prevailing interest rates, future estimated cash flows, expected loss experience, current and future economic conditions, and other factors which affect fair value. As a result, these fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Accordingly, changes in management's assumptions could cause the fair value estimates to deviate substantially. Further, these estimates do not reflect any additional premium or discount that could result from offering for sale, at one time, the Company's entire holdings of a particular financial instrument or any estimated transaction costs. Finally, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in the estimates.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying values and estimated fair values of the Company's financial instruments at December 31 are as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$84,380	$84,370	$60,727	$60,727
Marketable securities available for sale	416,002	416,002	240,434	240,434
Marketable securities held to maturity	62,638	61,243	197,521	196,177
Federal Home Loan Bank and Federal Reserve Bank stock	14,112	14,112	16,357	16,357
Loans, net	2,018,482	2,013,306	1,508,514	1,498,006
Accrued interest receivable	13,879	13,879	9,043	9,043
Cash surrender value of bank owned life insurance	33,466	33,466	31,994	31,994
Financial liabilities:
Deposits	2,120,924	2,133,198	1,510,007	1,453,548
Securities sold under agreements to repurchase and federal funds purchased	149,171	149,171	229,995	229,995
FHLB advances and other	155,683	155,796	198,793	198,688
Junior subordinated debentures	57,730	57,712	48,971	48,971

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents. Carrying value approximates fair value since the majority of these instruments are payable on demand and do not present credit concerns.

Federal Home Loan Bank and Federal Reserve Bank stock. The stock is carried at cost, which approximates fair value at December 31, 2006 and 2005.

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

Deposits. The estimated fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market deposits, approximates the amounts payable on demand at December 31, 2006 and 2005. The fair value of fixed maturity certificates of deposit is estimated by discounting the future contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

Securities sold under agreements to repurchase and federal funds purchased. The carrying value of securities sold under agreements to repurchase and federal funds purchased, which reset frequently to market interest rates, approximates fair value.

FHLB advances and other. Fair values for FHLB advances and other are estimated based on the current rates offered for similar borrowing arrangements at December 31, 2006 and 2005.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Junior subordinate debentures. The carrying value of junior subordinated debentures, the majority of which reset quarterly to market interest rates, approximates fair value. The fair value of fixed junior subordinated debentures is estimated by discounting the future contractual cash flows using the rates currently offered for similar borrowing arrangements.

Off- balance sheet items. The estimated fair values of the Company's off-balance sheet items are not material to the fair value of financial instruments included in the consolidated balance sheets.