Form 10-Q
period 2007-03-31
FIRST STATE BANCORPORATION
filed 2007-05-10
CIK 897861

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-12487

FIRST STATE BANCORPORATION

(Exact name of registrant as specified in its charter)

NEW MEXICO	85-0366665
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7900 JEFFERSON NE ALBUQUERQUE, NEW MEXICO	87109
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,446,893 shares of common stock, no par value, outstanding as of May 7, 2007.

FIRST STATE BANCORPORATION AND SUBSIDIARY

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Balance Sheets

(unaudited)

(Dollars in thousands, except share and per share amounts)

	March 31, 2007	December 31, 2006
Assets
Cash and due from banks	$79,997	$76,871
Interest-bearing deposits with other banks	2,657	2,084
Federal funds sold	35,625	5,425

Total cash and cash equivalents	118,279	84,380

Investment securities:
Available for sale (at market, amortized cost of $404,316 at March 31, 2007, and $420,573 at December 31, 2006)	400,881	416,002
Held to maturity (at amortized cost, market value of $59,714 at March 31, 2007, and $61,243 at December 31, 2006)	60,980	62,638
Non-marketable securities, at cost	18,238	14,112

Total investment securities	480,099	492,752

Mortgage loans available for sale	20,546	25,728
Other loans available for sale	17,072	—
Loans held for investment, net of unearned interest	2,367,509	2,015,879
Less allowance for loan losses	(27,913)	(23,125)

Net loans	2,377,214	2,018,482

Premises and equipment (net of accumulated depreciation of $33,298 at March 31, 2007, and $24,713 at December 31, 2006)	75,170	59,011
Accrued interest receivable	16,191	13,879
Other real estate owned	17,241	6,396
Goodwill	120,993	66,185
Intangibles (net of accumulated amortization of $2,097 at March 31, 2007, and $1,663 at December 31, 2006)	20,257	9,242
Cash surrender value of bank-owned life insurance	42,273	33,466
Deferred tax asset, net	3,355	—
Other assets, net	17,636	17,779

Total assets	$3,288,708	$2,801,572

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$498,624	$447,172
Interest-bearing	2,003,843	1,673,752

Total deposits	2,502,467	2,120,924

Securities sold under agreements to repurchase and federal funds purchased	199,351	149,171
Federal Home Loan Bank advances and other borrowings	164,803	155,683
Junior subordinated debentures	88,357	57,730
Deferred tax liability	—	256
Other liabilities	24,486	12,916

Total liabilities	2,979,464	2,496,680

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued 21,658,257 at March 31, 2007 and 21,594,410 at December 31, 2006; outstanding 20,734,982 at March 31, 2007 and 20,777,056 at December 31, 2006	217,891	216,692
Treasury stock, at cost (923,275 shares at March 31, 2007 and 817,354 shares at December 31, 2006)	(8,721)	(6,360)
Retained earnings	102,204	97,394
Accumulated other comprehensive loss - Unrealized loss on investment securities, net of tax	(2,130)	(2,834)

Total stockholders’ equity	309,244	304,892

Total liabilities and stockholders’ equity	$3,288,708	$2,801,572

Book value per share	$14.91	$14.67

Tangible book value per share	$8.10	$11.04

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Operations

For the three months ended March 31, 2007 and 2006

(unaudited)

(Dollars in thousands, except per share amounts)

	Three Months ended March 31, 2007	Three Months ended March 31, 2006
Interest income:
Interest and fees on loans	$46,685	$35,928
Interest on marketable securities:
Taxable	5,045	4,625
Non-taxable	656	574
Federal funds sold	125	191
Interest-bearing deposits with other banks	42	94

Total interest income	52,553	41,412

Interest expense:
Deposits	15,910	10,199
Short-term borrowings	4,090	2,063
Long-term debt	242	857
Junior subordinated debentures	1,171	1,043

Total interest expense	21,413	14,162

Net interest income	31,140	27,250
Provision for loan losses	(2,044)	(2,729)

Net interest income after provision for loan losses	29,096	24,521
Non-interest income:
Service charges on deposit accounts	2,142	1,772
Other banking service fees	223	227
Credit and debit card transaction fees	887	627
Gain (loss) on sale or call of investment securities, net	42	(140)
Check imprint income	177	132
Gain on sale of mortgage loans	1,449	1,216
Other	970	506

Total non-interest income	5,890	4,340

Non-interest expenses:
Salaries and employee benefits	12,260	10,602
Occupancy	3,241	2,679
Data processing	1,548	1,253
Equipment	1,849	1,383
Legal, accounting, and consulting	621	1,217
Marketing	948	1,031
Telephone expense	503	383
Supplies	334	340
Delivery expenses	287	256
Other real estate owned	186	63
FDIC insurance premiums	63	51
Amortization of intangibles	434	325
Check imprint expense	174	173
Other	2,493	2,333

Total non-interest expenses	24,941	22,089

Income before income taxes	10,045	6,772
Income tax expense	3,567	2,450

Net income	$6,478	$4,322

Earnings per share:
Basic earnings per share	$0.31	$0.25

Diluted earnings per share	$0.31	$0.24

Dividends per common share	$0.08	$0.08

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Comprehensive Income

For the three months ended March 31, 2007 and 2006

(unaudited)

(Dollars in thousands)

	Three months ended March 31, 2007	Three months ended March 31, 2006
Net Income	$6,478	$4,322
Other comprehensive income (loss), net of tax—unrealized holding gains (losses) on securities available for sale arising during period	732	(1,115)
Reclassification adjustment for (gains) losses included in net income	(28)	90

Total comprehensive income	$7,182	$3,297

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the three months ended March 31, 2007 and 2006

(unaudited)

(Dollars in thousands)

	Three Months ended March 31, 2007	Three Months ended March 31, 2006
Operating activities:
Net Income	$6,478	$4,322

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,044	2,729
Net (gain) loss on sale of other real estate owned	(45)	19
Depreciation and amortization	2,011	1,754
Share-based compensation expense	274	337
(Gain) loss on sale of investment securities available for sale	(42)	140
(Gain) loss on disposal of premises and equipment	(12)	1
Increase in bank-owned life insurance cash surrender value	(354)	(229)
Amortization of securities, net	(420)	(345)
Amortization of core deposit intangible	434	325
Mortgage loans originated for sale	(97,943)	(82,173)
Proceeds from sale of mortgage loans available for sale	103,733	87,016
Excess tax benefits from share-based compensation	(275)	(160)
Deferred taxes	1,659	93
Decrease in accrued interest receivable	228	119
Decrease in other assets, net	1,025	551
Decrease in other liabilities, net	(4,970)	(1,351)

Total adjustments	7,347	8,826

Net cash provided by operating activities	13,825	13,148

Cash flows from investing activities:
Net increase in loans	(70,110)	(84,303)
Purchases of investment securities carried at amortized cost	—	(24,908)
Maturities of investment securities carried at amortized cost	1,618	207,047
Purchases of investment securities carried at market	(4,126)	(55,971)
Maturities of investment securities carried at market	18,467	8,672
Sale of investment securities available for sale	70,840	100,211
Purchases of premises and equipment	(4,274)	(3,100)
Redemption of bank-owned life insurance	318	—
Net proceeds from other real estate owned	1,206	347
Proceeds from the sale of fixed assets	19	8
Cash paid for business acquisition, net of cash received	(57,164)	25,245

Net cash provided (used) by investing activities	(43,206)	173,248

Cash flows from financing activities:
Net increase in interest-bearing deposits	24,050	27,404
Net (decrease) increase in non-interest-bearing deposits	(2,285)	18,496
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	39,254	(94,691)
Proceeds from Federal Home Loan Bank advances	147,000	50,000
Payments on Federal Home Loan Bank advances	(162,254)	(146,288)
Proceeds from common stock issued	650	585
Costs associated with issuance of common stock	—	(618)
Issuance of junior subordinated debentures	20,619	—
Excess tax benefits from share-based compensation	275	160
Dividends paid	(1,668)	(1,406)
Treasury stock	(2,361)	—

Net cash provided (used) by financing activities	63,280	(146,358)

Increase in cash and cash equivalents	33,899	40,038
Cash and cash equivalent at beginning of period	84,380	60,727

Cash and cash equivalents at end of period	$118,279	$100,765

(Continued)

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the three months ended March 31, 2007 and 2006

(unaudited)

(Dollars in thousands)

(continued)

	Three Months ended March 31, 2007	Three Months ended March 31, 2006
Supplemental disclosure of noncash investing and financing activities:

Additions to other real estate owned in settlement of loans	$2,753	$913

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,312	$14,402

Cash paid for income taxes	$812	$—

Noncash financing and investing activities:
Stock options issued in connection with the acquisitions of Access and NMFC	$—	$992
Stock issued for the acquisitions	—	49,362
Summary of assets acquired, and liabilities assumed through acquisition:
Cash and cash equivalents	14,836	25,245
Investment securities	72,549	167,480
Net loans	299,209	228,757
Accrued interest receivable	2,540	2,199
Goodwill and intangibles	66,257	33,513
Premises and equipment	13,666	24,251

Other real estate owned	9,253	197
Bank-owned life insurance	8,771	—

Other assets, net	897	1,745
Deferred tax asset(liability)	5,701	(4,926)
Deposits	(359,778)	(409,797)
Securities sold under agreements to repurchase and federal funds purchased	(10,926)	—
FHLB advances	(24,371)	(6,808)
Junior subordinated debentures	(10,064)	(8,934)
Other liabilities	(16,540)	(2,568)

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Notes to Consolidated Condensed Financial Statements

(unaudited)

1. Consolidated Condensed Financial Statements

The accompanying consolidated condensed financial statements of First State Bancorporation and subsidiary (the “Company” or “First State”) are unaudited and include our accounts and those of our wholly owned subsidiary, First Community Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated. Information contained in our consolidated condensed financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Our consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2. Acquisition

On March 1, 2007, we completed the acquisition of Front Range Capital Corporation and its subsidiary, Heritage Bank, (collectively “Front Range”) for $72 million in cash. Under the terms of the agreement, each issued and outstanding share of Front Range common stock, the 1987 voting preferred stock and the 1988 non-voting preferred stock were converted into the right to receive $35.904 (rounded to the nearest full cent) per share in cash, and each issued and outstanding share of Front Range 2000 non-voting preferred stock was converted into the right to receive $1,000 per share in cash. Concurrent with the merger of First State and Front Range, First Community Bank and Heritage Bank merged with First Community Bank surviving. As a result of the acquisition, the Bank franchise was strengthened, allowing for further growth along Colorado’s front range. The results of operations for Front Range are included in our results subsequent to the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands). We are in the process of finalizing the purchase accounting for the acquisition; thus, the allocation of the purchase price is subject to changes. In addition, we are currently negotiating the sale of certain loans acquired in the Front Range transaction with a carrying value of approximately $17.1 million. Any difference between the carrying value of the loans and the final sales price will be recorded as an addition to or reduction of goodwill.

At March 1, 2007
Cash and cash equivalents	$14,836
Investments	72,549
Loans, net	299,209
Premises and equipment	13,666
Other real estate owned	9,253
Intangible assets	11,449
Goodwill	54,808
Cash surrender value of bank-owned life Insurance	8,771
Deferred tax asset	5,701
Other assets	3,437

Total assets acquired	493,679
Deposits	359,778
Securities sold under agreements to repurchase and federal funds purchased	10,926
Borrowings	24,371
Junior subordinated debentures	10,064
Other liabilities	16,540

Total liabilities	421,679

Net assets acquired	$72,000

Of the $11.4 million of acquired intangible assets, the total amount was assigned to the core deposit premium intangible, subject to amortization. The core deposit premiums are being amortized over their estimated useful lives of ten years.

The goodwill recognized in the acquisition of approximately $54.8 million is not expected to be deductible for tax purposes.

Pro Forma Financial Information

The unaudited pro forma financial information assumes that the Front Range acquisition was consummated on January 1 of the earliest indicated period. The pro forma adjustments are based on information available and certain assumptions that we believe are reasonable. Certain acquisition related adjustments are not included in the pro forma information since they were recorded after completion of the acquisitions and are not indicative of what the historical results of the combined company would have been had our companies actually been combined during the periods presented. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of future operations that would have been achieved had the acquisition taken place at the beginning of 2006. Pro forma information follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(Dollars in thousands, except per share amounts)
Interest income	$57,556	$49,015
Interest expense	23,734	17,436

Net interest income	33,822	31,579
Provision for loan losses	(2,658)	(2,984)

Net interest income after provision for loan losses	31,164	28,595
Non-interest income	6,411	5,295
Non-interest expenses	28,468	27,431

Income before income taxes	9,107	6,459
Income tax expense	3,234	2,337

Net income	$5,873	$4,122

Basic earnings per share	$0.28	$0.20

Diluted earnings per share	$0.28	$0.20

3. New Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately on the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating this statement.

In September 2006, the FASB issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). Under EITF 06-4, an employer that enters into an endorsement split-dollar life insurance arrangement that provides an employee with a postretirement benefit should recognize a liability for the future benefits promised based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Management has not yet determined the impact on our consolidated financial statements.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will apply whenever other standards require or permit assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Early adoption is permitted. Management does not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

On July 13, 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. No accrued interest or penalties have been booked at March 31, 2007. We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows. At January 1, 2007, we had no unrecognized tax benefits. Because there are no unrecognized tax benefits to be recognized, there will not be an impact to the effective tax rate in a future period.

We do not expect the total amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48.

We file U.S. federal and state tax returns and are no longer subject to U.S. federal or state examinations by tax authorities for years prior to 2002.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 addresses issues from SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” Under the original guidance, SFAS 155 removed the exemption for securitized financial instruments and included scenarios where certain discount mortgage-backed securities (“MBS’s”) and discount collateralized mortgage obligations (“CMO’s”) with embedded derivative components could be subject to the bifurcation rules of SFAS 133, and therefore be marked to market through earnings. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. In October 2006, the FASB met to discuss implementation issues and industry concerns surrounding SFAS 155. In January 2007, the FASB issued SFAS 133 Implementation Issue No. B40. Implementation Issue No. B40 includes a narrow scope exception from paragraph 13(b) of SFAS 133 for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets, thereby excluding certain discount MBS’s and CMO’s from the bifurcation test. The guidance in Implementation Issue No. B40 generally applies to securitized interests in prepayable financial assets acquired after the adoption of SFAS 155. The adoption of SFAS 155 did not have a material impact on our consolidated financial statements.

4. Share-Based Compensation

Effective on January 1, 2006, we adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all share-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest.

For the three months ended March 31, 2007 and 2006, respectively, we recorded approximately $274,000 and $337,000 of pretax share-based compensation expense associated with outstanding unvested stock options and restricted stock awards in salaries and employee benefits in the accompanying consolidated condensed statements of operations.

The following table summarizes our stock option activity during the three months ended March 31, 2007:

	Shares	Weighted average exercise price
Outstanding at December 31, 2006	1,423,396	$15.39

Granted	—	—

Exercised	(55,601)	9.96

Forfeited	—	—

Outstanding at March 31, 2007	1,367,795	$15.62

Options exercisable at March 31, 2007	610,795	$12.74

The total pretax intrinsic value of options exercised during the three months ended March 31, 2007 was approximately $763,000. Total cash received from the exercise of options during the three months ended March 31, 2007 was $528,000.

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

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months ended March 31:

	Three Months Ended March 31,
	2007			2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share
	(Dollars in thousands, except share and per share amounts)
Basic EPS:
Net income	$6,478	20,840,839	$0.31	$4,322	17,453,734	$0.25

Effect of dilutive securities
Options	—	259,139		—	348,475

Diluted EPS:
Net income	$6,478	21,099,978	$0.31	$4,322	17,802,209	$0.24

For the three-month periods ended March 31, 2007 and 2006, approximately 197,500 and 30,000 stock options outstanding, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were equal to or greater than the average share price of the common shares, and therefore, their inclusion would have been antidilutive.

6. Treasury Stock

On March 26, 2007, our Board of Directors authorized the repurchase, through a revised share repurchase program, of up to five percent of the then current 20,825,782 outstanding shares, or approximately 1,040,000 shares. As of March 31, 2007, we had purchased 105,800 shares under the revised program. We may purchase additional shares, the amount of which will be determined by market conditions. We sponsor a deferred compensation plan, which is included in the consolidated financial statements. At March 31, 2007, the assets of the deferred compensation plan included 33,375 shares of our common stock. Under the previous authorized repurchase program, as of March 31, 2007, we had purchased 784,100 shares.

7. Junior Subordinated Debentures

On March 29, 2007, we formed First State NM Statutory Trust VI (“Trust VI”) for the purpose of issuing trust preferred securities (“Trust VI Securities”) in a pooled transaction to unrelated investors. Trust VI issued $20,000,000 of Trust VI Securities that qualify as Tier I capital for regulatory purposes that bear interest at an annual rate equal to the three-month LIBOR plus 1.65% and invested the proceeds thereof in $20,619,000 of junior subordinated deferrable interest debentures of the Company (“Trust VI Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 1.65%. The Trust VI Securities and the Trust VI Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on March 15, June 15, September 15, and December 15. The first scheduled interest payment is due on June 15, 2007 at a coupon rate of 7.0%. Both the Trust VI Securities and the Trust VI Debentures will mature on June 15, 2037; however, they are callable at par beginning June 15, 2012. So long as there are no events of default, interest payments may be deferred for up to twenty consecutive interest payment periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements in this Form 10-Q are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The discussions regarding our growth strategy, expansion of operations in our markets, acquisitions, competition, loan and deposit growth, timing of new branch openings and consolidations, and response to consolidation in the banking industry include forward-looking statements. Other forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “approximately,” “intend,” “plan,” “estimate,” or “anticipate” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statement. Some factors include changes in interest rates, local business conditions, government regulations, loss of key personnel or inability to hire suitable personnel, successful integration of Front Range into our business, faster or slower than anticipated growth, economic conditions, our competitors’ responses to our marketing strategy or new competitive conditions, and competition in the geographic and business areas in which we conduct our operations. We are not undertaking any obligation to update these risks to reflect events or circumstances after the date of this report to reflect the occurrence of unanticipated events.

Consolidated Condensed Balance Sheets

Our total assets increased by $487.1 million from $2.802 billion as of December 31, 2006 to $3.289 billion as of March 31, 2007. The increase in total assets is primarily due to $493.7 million in assets acquired in the acquisition of Front Range, which included net loans of approximately $299.2 million, investments of approximately $72.5 million, premises and equipment of $13.7 million, other real estate owned of $9.3 million, cash surrender value of bank owned life insurance of $8.8 million, and goodwill and intangibles of approximately $66.3 million. With the exception of approximately $2.0 million, the entire Front Range investment portfolio was sold, immediately following the close of the acquisition. The proceeds from the sale of the investment portfolio were used to pay off Front Range’s short-term borrowings and long-term debt, with the remainder going toward reduction of our existing short-term borrowings.

The following table presents the amounts of our loans, by category, at the dates indicated.

	March 31, 2007		December 31, 2006		March 31, 2006
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$321,977	13.4%	$295,566	14.5%	$226,733	12.4%
Real estate—commercial	837,564	34.8%	714,086	35.0%	766,842	41.8%
Real estate – one- to four-family	242,474	10.1%	217,247	10.6%	233,469	12.7%
Real estate—construction	907,710	37.7%	733,333	35.9%	528,794	28.9%
Consumer and other	57,784	2.4%	55,647	2.7%	62,589	3.4%
Mortgage loans available for sale	20,546	0.9%	25,728	1.3%	15,336	0.8%
Other loans available for sale	17,072	0.7%	—	—	—	—

Total	$2,405,127	100.0%	$2,041,607	100.0%	$1,833,763	100.0%

Other loans available for sale consist of approximately $17.1 million of non-performing loans acquired from Front Range that are in the process of being sold to unrelated third parties. Any difference between the carrying value of the loans and the final sales price will be recorded as an addition to or reduction of goodwill.

We utilize deposits and Federal Home Loan Bank advances as our main sources of funding for loans and investments. Deposits increased by $381.5 million from $2.121 billion as of December 31, 2006 to $2.502 billion as of March 31, 2007, primarily due to $359.8 million in deposits from the acquisition of Front Range and approximately $21.7 million in deposit growth for the quarter. Securities sold under agreements to repurchase and federal funds purchased increased $50.2 million from $149.2 million at

December 31, 2006 to $199.4 million at March 31, 2007, primarily due to $10.9 million from the acquisition of Front Range, approximately $27.2 million in new repurchase accounts and an $11.8 million increase in the account of a governmental entity. Junior subordinated debentures increased by $30.6 million, due to the acquisition of Front Range and its $10.1 million in outstanding junior subordinated debentures and the additional $20.6 million of junior subordinated debentures issued to support our revised share repurchase program. See Notes 6 and 7 to the consolidated condensed financial statements above.

The following table represents customer deposits, by category, at the dates indicated.

	March 31, 2007		December 31, 2006		March 31, 2006
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Non-interest-bearing	$498,624	19.9%	$447,172	21.1%	$454,476	23.1%
Interest-bearing demand	353,694	14.1%	322,717	15.2%	329,344	16.8%
Money market savings accounts	363,081	14.5%	222,263	10.5%	249,759	12.7%
Regular savings	124,107	5.0%	107,812	5.1%	116,368	5.9%
Certificates of deposit less than $100,000	451,504	18.1%	386,626	18.2%	361,817	18.4%
Certificates of deposit greater than $100,000	711,457	28.4%	634,334	29.9%	453,941	23.1%

Total	$2,502,467	100.0%	$2,120,924	100.0%	$1,965,705	100.0%

Consolidated Results of Operations For the Three Months Ended March 31, 2007

Our net income for the three months ended March 31, 2007 was $6.5 million, or $0.31 per diluted share, compared to $4.3 million or $0.24 per diluted share for the same period in 2006. Our annualized return on average assets was 0.88% for the three months ended March 31, 2007, compared to 0.70% for the same period of 2006.

Our net interest income increased $3.8 million to $31.1 million for the first quarter of 2007 compared to $27.3 million for the first quarter of 2006. This increase was composed of an $11.1 million increase in total interest income, partially offset by a $7.3 million increase in total interest expense.

The increase in interest income was composed of an increase of $8.3 million due to increased average interest earning assets of $410.4 million, and an increase of $2.8 million due to a 0.56% increase in the yield on average interest-earning assets. The increase in average interest-earning assets primarily occurred in loans. Of the total increase in average loans of $392.1 million, approximately $286.7 million of the increase was made possible by new loan production and our successful efforts to attract new customers and approximately $105.4 million was directly a result of the loans acquired in the Front Range transaction.

The increase in total interest expense was composed of an increase of $3.4 million due to increased average interest-bearing liabilities of $344.9 million and an increase of $3.9 million due to a 0.85% increase in the cost of interest-bearing liabilities. The increase in average interest-bearing liabilities was primarily due to an increase in average interest-bearing deposits of $285.3 million. The increase in average interest-bearing deposits is composed of approximately $179.9 million as a result of our success in increasing market share in New Mexico and Colorado and approximately $105.4 million was directly a result of the interest bearing deposits acquired in the Front Range transaction. Average short-term borrowings increased by $106.8 million, but this increase was partially offset by a $76.3 million decrease in long-term debt. Short-term borrowings have increased as a result of deposit growth being lower than loan growth.

The increase in yield on interest earning assets of 0.56% reflects the continuing impact of the Federal Reserve Bank’s increase of the discount rate that continued through the first half of 2006. The increase in the discount rate contributes to a corresponding increase in the prime rate. A substantial portion of our loan portfolio consists of adjustable rate loans whose rates are adjusted based upon the then prevailing prime rate. The increase in the prime rate has led to a corresponding increase in the yield on our loan portfolio.

The cost of interest bearing liabilities increased by 0.85% as a result of increasing interest rates precipitated by the Federal Reserve

Bank’s rate increases. In addition, our mix of deposits has shifted toward higher cost deposit products, particularly shorter-term certificates of deposit greater than $100,000. The changes in deposit rates lag behind the increases from the Federal Reserve Bank, and are primarily market driven due to the competitive nature of deposits which impacts the rates that we pay on deposits. In addition, the increase in the discount rate has corresponded to an increase in interest expense related to our borrowings as the majority of our borrowings are short-term.

During the quarter ended March 31, 2007, the net interest margin decreased by 0.15% over the quarter ended March 31, 2006 and decreased by 0.06% over the fourth quarter of 2006. The decrease in the net interest margin was primarily due to the repricing of existing deposits, the higher cost of new deposits, and the need to utilize borrowings to fund loan growth which has continued to outpace deposit growth. The Front Range acquisition also contributed to net interest margin compression, as their net interest margin was lower than First State’s net interest margin on a stand-alone basis. Front Range’s net interest margin may cause further compression in the second quarter, as we realize a full quarter’s impact of the acquisition. In addition, the net interest margin may compress further in 2007 if we continue to experience strong loan growth without a corresponding increase in core deposits, or due to further repricing of deposits at higher rates.

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

ALLOWANCE FOR LOAN LOSSES:

	Three months ended March 31, 2007	Twelve months ended December 31, 2006	Three months ended March 31, 2006
	(Dollars in thousands)
Balance beginning of period	$23,125	$17,413	$17,413
Allowance related to acquired loans	3,138	2,128	2,128
Provision for loan losses	2,044	6,993	2,729
Net charge-offs	(394)	(3,409)	(1,597)

Balance end of period	$27,913	$23,125	$20,673

Allowance for loan losses to total loans held for investment	1.18%	1.15%	1.14%
Allowance for loan losses to non-performing loans	78%	166%	252%

NON-PERFORMING ASSETS:

	March 31, 2007	December 31, 2006	March 31, 2006
	(Dollars in thousands)
Accruing loans – 90 days past due	$187	$75	$42
Non-accrual loans	35,575	13,851	8,156

Total non-performing loans	35,762	13,926	8,198
Other real estate owned	17,241	6,396	1,522

Total non-performing assets	$53,003	$20,322	$9,720

Potential problem loans	$42,311	$35,916	$30,942
Total non-performing assets to total assets	1.61%	0.73%	0.39%

Our provision for loan losses was $2.0 million for the first quarter of 2007, compared to $2.7 million for the first quarter of 2006. The decrease is primarily a result of the decrease in charge-offs. Net charge-offs for the first quarter of 2007 were $394,000 compared to $1.6 million for the first quarter of 2006. The allowance for loan losses to total loans held for investment was 1.18% and the ratio of allowance for loan losses to non-performing loans was 78% at March 31, 2007, compared to the allowance for loan losses to total loans held for investment of 1.14% and the ratio of allowance for loan losses to non-performing loans of 252% at March 31, 2006. In assessing the adequacy of the allowance, management reviews the size, quality, and risks of loans in the portfolio, and considers factors such as specific known risks, past experience, the status and amount of non-performing assets, and economic conditions.

Total non-performing assets to total assets were 1.61% at March 31, 2007, compared to 0.39% at March 31, 2006. Non-performing assets at March 31, 2007 include $17.1 million of non-accrual loans that are in the process of being sold to unrelated third parties. Total non-performing assets include $17.2 million of other real estate owned, $8.5 million of which was acquired in connection with the Front Range transaction. Of the $8.5 million, $6.7 million represents an 8.2 acre property in Broomfield, Colorado, purchased by Front Range in 2001, and referred to as “Heritage Place.” Although the Heritage Place property is under contract to be sold, the likelihood of completion of the sale is uncertain and backup offers are being pursued. The $17.2 million of other real estate owned also includes a $5.7 million residential lot development property in Denver, Colorado transferred to other real estate owned in December 2006. On April 30, 2007, we entered into a contract to sell this property to a national homebuilder. The agreement involves the sale of lots in phases, with the last purchase to be completed in the middle of 2009. Based on the provisions of this contract, we expect to incur an approximate $115,000 loss on the sale of this property. Based on collateral values associated with our non-performing loans, management believes that future charge-offs should remain at fairly normal levels in the near future, compared to prior years.

Potential problem loans are loans not included in non-performing loans that we have doubts as to the ability of the borrowers to comply with present loan repayment terms.

Non-interest Income

An analysis of the components of non-interest income is presented in the table below.

(Dollars in thousands)

	First Quarter Ended March 31,
	2007	2006	$ Change	% Change
Service charges on deposit accounts	$2,142	$1,772	$370	21%
Other banking service fees	223	227	(4)	(2)
Credit and debit card transaction fees	887	627	260	41
Gain (loss) on sale or call of investment securities, net	42	(140)	182	(130)
Gain on sale of mortgage loans	1,449	1,216	233	19
Check imprint income	177	132	45	34
Other	970	506	464	92

	$5,890	$4,340	$1,550	36%

Non-interest income for the first quarter of 2007 was $5.9 million, compared to $4.3 million for the first quarter of 2006, an increase of $1.6 million or 36%. The acquisition of Front Range contributed approximately $367,000 toward the overall increase in non-interest income during the quarter. Of the $370,000 increase in service charges on deposit accounts, $140,000 is due to the Front Range acquisition. The remaining increase is primarily due to an increase in overdraft and NSF fees. The increase in credit and debit card transaction fees is primarily due to increased transaction volume. The increase in gain on sale of mortgage loans is primarily due to an approximate 19% increase in loans sold during the quarter, from $85.8 million to $102.3 million. Of the $464,000 increase in other non-interest income, $287,000 is due to the Front Range acquisition. Of this $287,000, approximately $132,000 is expected to be non-recurring, and relates to interest income on monies held in escrow for exchange of Front Range shares for cash.

Non-interest Expenses

An analysis of the components of non-interest expense is presented in the table below.

(Dollars in thousands)

	First Quarter Ended March 31,
	2007	2006	$ Change	% Change
Salaries and employee benefits	$12,260	$10,602	$1,658	16%
Occupancy	3,241	2,679	562	21
Data processing	1,548	1,253	295	24
Equipment	1,849	1,383	466	34
Legal, accounting, and consulting	621	1,217	(596)	(49)
Marketing	948	1,031	(83)	(8)
Telephone expense	503	383	120	31
Supplies	334	340	(6)	(2)
Delivery expenses	287	256	31	12
Other real estate owned	186	63	123	195
FDIC insurance premiums	63	51	12	24
Check imprint expense	174	173	1	1
Amortization of intangibles	434	325	109	34
Other	2,493	2,333	160	7

	$24,941	$22,089	$2,852	13%

Non-interest expenses were $24.9 million and $22.1 million for the quarters ended March 31, 2007 and 2006, respectively, and represent an increase of $2.9 million or 13%. The acquisition of Front Range contributed approximately $1.3 million toward the overall increase in non-interest expenses during the quarter. This $1.3 million represents the Front Range non-interest expenses since March 1, 2007, the date of acquisition. Of the $1.7 million increase in salaries and benefits, $670,000 is due to the additional employees of Front Range, which includes approximately $200,000 related to retention bonuses. The remaining increase in salaries and benefits is primarily due to normal compensation increases for job performance and an increase in incentives and mortgage loan commissions. The increase in occupancy expense reflects the acquisition of Front Range, the lease of space in Phoenix for a new branch, additional administrative space in Albuquerque, a new branch in Rio Rancho, and a branch location in Denver to be opened in the second quarter of 2007. The increase in equipment is primarily due to Front Range and our continued organic growth. Legal, accounting and consulting expense for the quarter ended March 31, 2006 included approximately $275,000 for the implementation of new information systems related to the acquisitions of Access Anytime Bancorp, Inc. and New Mexico Financial Corporation in January 2006 as well as approximately $250,000 for assistance with conversion of their core banking applications. Management expects reductions in non-interest expenses over the remainder of 2007 as efficiencies are realized from the Front Range acquisition, primarily in the areas of salaries, occupancy and data processing, as well as from staffing reductions throughout the Company which will occur in the second quarter of 2007. However, the remainder of 2007 will include non-interest expenses related to Front Range for full three month quarters, rather than for a single month, as in the first quarter. In addition, these reductions will be offset by increases in expenses relating to a net increase in branch count of one (five new branches and four closures and consolidations) planned for the second and third quarters of 2007.

Liquidity and Capital Expenditures

Our primary sources of funds are customer deposits, loan repayments, and maturities of investment securities. We have additional sources of liquidity in the form of borrowings, brokered certificates of deposit, and junior subordinated debentures. Borrowings include federal funds purchased, securities sold under repurchase agreements, and borrowings from the Federal Home Loan Bank. To increase our liquidity, we have recently increased our junior subordinated debentures, as they qualify as capital for regulatory purposes.

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

	Three Months Ended March 31,
	2007			2006
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$308,103	$6,465	8.51%	$227,059	$4,741	8.47%
Real estate—mortgage	1,313,356	27,238	8.41%	1,155,973	21,931	7.69%
Real estate—construction	479,341	11,238	9.51%	323,336	7,433	9.32%
Consumer	56,136	1,374	9.93%	65,165	1,552	9.66%
Mortgage	21,975	370	6.83%	16,161	271	6.80%
Other	2,287	—	—	1,383	—	—

Total loans	2,181,198	46,685	8.68%	1,789,077	35,928	8.14%
Allowance for loan losses	(25,103)			(19,914)
Securities:
U.S. government and mortgage-backed	426,985	4,861	4.62%	407,865	4,420	4.39%
State and political subdivisions:
Non-taxable	52,373	656	5.08%	44,321	574	5.25%
Other	16,425	184	4.54%	17,446	205	4.77%

Total securities	495,783	5,701	4.66%	469,632	5,199	4.49%
Interest-bearing deposits with other banks	2,441	42	6.98%	5,938	94	6.42%
Federal funds sold	9,804	125	5.17%	14,157	191	5.47%

Total interest-earning assets	2,689,226	52,553	7.93%	2,278,804	41,412	7.37%
Non-interest-earning assets:
Cash and due from banks	70,346			71,299
Other.	244,448			189,365

Total non-interest-earning assets	314,794			260,664

Total assets	$2,978,917			$2,519,554

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$329,723	$950	1.17%	$323,586	$869	1.09%
Certificates of deposit > $100,000	656,600	7,813	4.83%	435,486	4,154	3.87%
Certificates of deposit < $100,000	408,584	4,561	4.53%	384,070	3,210	3.39%
Money market savings accounts	280,082	2,279	3.30%	245,724	1,657	2.73%
Regular savings accounts	113,977	307	1.09%	114,775	309	1.09%

Total interest-bearing deposits	1,788,966	15,910	3.61%	1,503,641	10,199	2.75%
Federal funds purchased and securities sold under agreements to repurchase	173,563	1,879	4.39%	148,503	1,347	3.68%
Short-term borrowings	167,637	2,211	5.35%	60,794	716	4.78%
Long-term debt	18,442	242	5.32%	94,761	857	3.67%
Junior subordinated debentures	61,856	1,171	7.68%	57,861	1,043	7.31%

Total interest-bearing liabilities	2,210,464	21,413	3.93%	1,865,560	14,162	3.08%
Non-interest-bearing demand accounts	441,859			431,994
Other non-interest-bearing liabilities	14,185			10,124

Total liabilities	2,666,508			2,307,678
Stockholders’ equity	312,409			211,876

Total liabilities and stockholders’ equity	$2,978,917			$2,519,554

Net interest income		$31,140			$27,250

Net interest spread			4.00%			4.29%
Net interest margin			4.70%			4.85%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.66%			122.15%

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

Rising and falling interest rate environments can have various impacts on a bank’s net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank’s various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of March 31, 2007, our cumulative interest rate gap for the period up to three months was a positive $191.6 million and for the period up to one year was a positive $125.6 million. Based solely on our interest rate gap of twelve months or less, our net income could be unfavorably impacted by decreases in interest rates or favorably impacted by increases in interest rates.

The following table sets forth our estimate of maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at March 31, 2007. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with accounting principles generally accepted in the United States of America. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Less than three months	Three months to less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$25,280	$168,457	$217,837	$68,525	$480,099
Interest-bearing deposits with other banks	1,140	—	1,517	—	2,657
Federal funds sold	35,625	—	—	—	35,625
Loans:
Commercial	179,723	54,036	80,841	8,669	323,269
Real estate	1,052,267	305,987	545,829	119,916	2,023,999
Consumer	9,441	11,928	27,592	8,898	57,859

Total interest-earning assets	$1,303,476	$540,408	$873,616	$206,008	$2,923,508

Interest-bearing liabilities:
Savings and NOW accounts	$168,180	$204,480	$372,665	$95,557	$840,882
Certificates of deposit greater than $100,000	418,623	173,486	117,223	2,125	711,457
Certificates of deposit less than $100,000	102,242	224,483	122,110	2,669	451,504
Securities sold under agreements to repurchase	199,351	—	—	—	199,351
FHLB advances and other	149,713	4,028	9,595	1,467	164,803
Junior subordinated debentures	73,732	—	10,052	4,573	88,357

Total interest-bearing liabilities	$1,111,841	$606,477	$631,645	$106,391	$2,456,354

Interest rate gap	$191,635	($66,069)	$241,971	$99,617	$467,154

Cumulative interest rate gap at March 31, 2007	$191,635	$125,566	$367,537	$467,154

Cumulative gap ratio at March 31, 2007	1.17	1.07	1.16	1.19

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2007, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures and internal control over financial reporting are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in our internal control over financial reporting or in other factors that occurred during the registrant’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 5.	Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank N.M. (formerly known as First State Bank of Taos), First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation. (6)

2.2	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (9)

2.3	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation, and Ranchers Banks. (10)

2.4	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc., and AccessBank. (11)

2.5	Agreement and Plan of Merger, dated as of October 4, 2006, by and among First State Bancorporation, MSUB, Inc., Front Range Capital Corporation, and Heritage Bank. (15)

3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (14)

3.3	Amended Bylaws of First State Bancorporation. (7)

10.1	Executive Employment Agreement. (5)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (4)

10.3	Deferred Compensation Agreement. (7) (Participation and contributions to this Plan have been frozen as of December 31, 2004.)

10.4	First Amendment to Executive Employment Agreement. (8)

10.5	Officer Employment Agreement. (8)

10.6	First Amendment to Officer Employment Agreement. (8)

10.7	First State Bancorporation Deferred Compensation Plan. (3)

10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (17)

10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (13)

10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (13)

10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (2)

10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (12)

10.13	Third Amendment to First State Bancorporation 2003 Equity Incentive Plan. (14)

10.14	Compensation Committee Approval and Board Ratification of Certain Executive Salaries. (16)

14	Code of Ethics for Executives. (7)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	First State Bancorporation Compensation Committee Charter, as amended. *

(1)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997, SEC file No. 333-28217.
(3)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.

(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003.
(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001.
(6)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on May 31, 2002.
(7)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003.
(8)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2005.
(9)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(10)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(12)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003, SEC file No. 333-104906.
(13)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2006.
(14)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2006.
(15)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed October 5, 2006.
(16)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed November 2, 2006.
(17)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on January 20, 2006.
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST STATE BANCORPORATION

Date: May 10, 2007	By: /s/ Michael R. Stanford
Michael R. Stanford, President & Chief Executive Officer

Date: May 10, 2007	By: /s/ Christopher C. Spencer
Christopher C. Spencer, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank N.M. (formerly known as First State Bank of Taos), First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation. (6)

2.2	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (9)

2.3	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation, and Ranchers Banks. (10)

2.4	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc., and AccessBank. (11)

2.5	Agreement and Plan of Merger, dated as of October 4, 2006, by and among First State Bancorporation, MSUB, Inc., Front Range Capital Corporation, and Heritage Bank. (15)

3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (14)

3.3	Amended Bylaws of First State Bancorporation. (7)

10.1	Executive Employment Agreement. (5)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (4)

10.3	Deferred Compensation Agreement. (7) (Participation and contributions to this Plan have been frozen as of December 31, 2004.)

10.4	First Amendment to Executive Employment Agreement. (8)

10.5	Officer Employment Agreement. (8)

10.6	First Amendment to Officer Employment Agreement. (8)

10.7	First State Bancorporation Deferred Compensation Plan. (3)

10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (17)

10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (13)

10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (13)

10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (2)

10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (12)

10.13	Third Amendment to First State Bancorporation 2003 Equity Incentive Plan. (14)

10.14	Compensation Committee Approval and Board Ratification of Certain Executive Salaries. (16)

14	Code of Ethics for Executives. (7)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	First State Bancorporation Compensation Committee Charter, as amended *

(1)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997, SEC file No. 333-28217.
(3)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.
(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003.
(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001.
(6)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on May 31, 2002.
(7)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003.
(8)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2005.

(9)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(10)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(12)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003, SEC file No. 333-104906.
(13)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2006.
(14)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2006.
(15)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed October 5, 2006.
(16)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed November 2, 2006.
(17)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on January 20, 2006.
*	Filed herewith.