Form 10-Q
period 2007-06-30
FIRST STATE BANCORPORATION
filed 2007-08-09
CIK 897861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-12487

FIRST STATE BANCORPORATION

(Exact name of registrant as specified in its charter)

NEW MEXICO	85-0366665
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7900 JEFFERSON NE ALBUQUERQUE, NEW MEXICO	87109
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,244,601 shares of common stock, no par value, outstanding as of August 7, 2007.

FIRST STATE BANCORPORATION AND SUBSIDIARY

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Balance Sheets

(unaudited)

(Dollars in thousands, except share and per share amounts)

	June 30, 2007	December 31, 2006
Assets
Cash and due from banks	$85,206	$76,871
Interest-bearing deposits with other banks	3,923	2,084
Federal funds sold	27,110	5,425

Total cash and cash equivalents	116,239	84,380

Investment securities:
Available for sale (at market, amortized cost of $393,292 at June 30, 2007, and $420,573 at December 31, 2006)	388,278	416,002
Held to maturity (at amortized cost, market value of $57,217 at June 30, 2007, and $61,243 at December 31, 2006)	58,950	62,638
Non-marketable securities, at cost	21,262	14,112

Total investment securities	468,490	492,752

Mortgage loans available for sale	19,987	25,728
Other loans available for sale	37,928	—
Loans held for investment net of unearned interest	2,411,924	2,015,879
Less allowance for loan losses	(29,217)	(23,125)

Net loans	2,440,622	2,018,482

Premises and equipment (net of accumulated depreciation of $27,915 at June 30, 2007, and $24,713 at December 31, 2006)	69,724	59,011
Accrued interest receivable	16,094	13,879
Other real estate owned	23,099	6,396
Goodwill	123,925	66,185
Intangibles (net of accumulated amortization of $2,749 at June 30, 2007, and $1,663 at December 31, 2006)	19,605	9,242
Cash surrender value of bank owned life insurance	42,200	33,466
Deferred tax asset, net	8,237	—
Other assets, net	19,621	17,779

Total assets	$3,347,856	$2,801,572

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$496,202	$447,172
Interest-bearing	1,988,570	1,673,752

Total deposits	2,484,772	2,120,924

Securities sold under agreements to repurchase and federal funds purchased	180,917	149,171
Federal Home Loan Bank advances and other borrowings	250,200	155,683
Junior subordinated debentures	109,936	57,730
Deferred tax liability	—	256
Other liabilities	20,497	12,916

Total liabilities	3,046,322	2,496,680

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued 21,782,747 at June 30, 2007 and 21,594,410 at December 31, 2006; outstanding 20,237,439 at June 30, 2007 and 20,777,056 at December 31, 2006	219,626	216,692
Treasury stock, at cost (1,545,308 shares at June 30, 2007 and 817,354 shares at December 31, 2006)	(22,532)	(6,360)
Retained earnings	107,549	97,394
Accumulated other comprehensive loss - Unrealized loss on investment securities, net of tax	(3,109)	(2,834)

Total stockholders’ equity	301,534	304,892

Total liabilities and stockholders’ equity	$3,347,856	$2,801,572

Book value per share	$14.90	$14.67

Tangible book value per share	$7.81	$11.04

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Operations

For the three and six months ended June 30, 2007 and 2006

(unaudited)

(Dollars in thousands, except per share amounts)

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Interest income:
Interest and fees on loans	$53,291	$39,753	$99,976	$75,681
Interest on marketable securities:
Taxable	4,907	4,040	9,952	8,665
Non-taxable	609	589	1,265	1,163
Federal funds sold	170	211	295	402
Interest-bearing deposits with other banks	55	78	97	172

Total interest income	59,032	44,671	111,585	86,083

Interest expense:
Deposits	18,027	12,292	33,937	22,491
Short-term borrowings	4,888	2,079	8,978	4,142
Long-term debt	216	334	458	1,191
Junior subordinated debentures	1,726	1,116	2,897	2,159

Total interest expense	24,857	15,821	46,270	29,983

Net interest income	34,175	28,850	65,315	56,100
Provision for loan losses	(2,068)	(1,380)	(4,112)	(4,109)

Net interest income after provision for loan losses	32,107	27,470	61,203	51,991
Non-interest income:
Service charges on deposit accounts	2,635	1,846	4,777	3,618
Other banking service fees	248	242	471	469
Credit and debit card transaction fees	1,128	700	2,015	1,327
Gain (loss) on sale or call of investment securities	(12)	—	30	(140)
Check imprint income	184	135	361	267
Gain on sale of mortgage loans	1,310	1,216	2,759	2,432
Income on cash surrender value of bank-owned life insurance	956	319	1,310	549
Other	693	416	1,309	692

Total non-interest income	7,142	4,874	13,032	9,214

Non-interest expenses:
Salaries and employee benefits	13,694	11,039	25,954	21,641
Occupancy	3,838	2,669	7,079	5,348
Data processing	1,702	1,318	3,250	2,571
Equipment	2,074	1,470	3,923	2,853
Legal, accounting, and consulting	845	871	1,466	2,088
Marketing	773	983	1,721	2,014
Telephone	716	556	1,219	939
Supplies	338	322	672	662
Delivery expenses	307	255	594	511
Other real estate owned	330	53	516	116
FDIC insurance premiums	76	60	139	111
Amortization of intangibles	653	325	1,087	650
Check imprint expense	159	185	333	358
Other	2,732	2,827	5,225	5,160

Total non-interest expenses	28,237	22,933	53,178	45,022

Income before income taxes	11,012	9,411	21,057	16,183
Income tax expense	3,782	3,423	7,349	5,873

Net income	$7,230	$5,988	$13,708	$10,310

Earnings per share:
Basic earnings per share	$0.35	$0.34	$0.66	$0.59

Diluted earnings per share	$0.35	$0.33	$0.66	$0.58

Dividends per common share	$0.09	$0.08	$0.17	$0.16

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Comprehensive Income

For the three and six months ended June 30, 2007 and 2006

(unaudited)

(Dollars in thousands)

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Net Income	$7,230	$5,988	$13,708	$10,310
Other comprehensive loss, net of tax—unrealized holding losses on securities available for sale arising during period	(988)	(1,017)	(256)	(2,132)
Reclassification adjustment for (gains) losses included in net income	9	—	(19)	90

Total comprehensive income	$6,251	$4,971	$13,433	$8,268

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the six months ended June 30, 2007 and 2006

(unaudited)

(Dollars in thousands)

	Six months ended June 30, 2007	Six months ended June 30, 2006
Operating activities:
Net Income	$13,708	$10,310
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,112	4,109
Net gain on sale of other real estate owned	(4)	(42)
Depreciation and amortization	4,330	3,481
Share-based compensation expense	539	662
(Gain) loss on sale of investment securities available for sale	(30)	140
Loss (gain) on disposal of premises and equipment	3	(9)
Increase in bank-owned life insurance cash surrender value	(281)	(799)
Amortization of premium or discount on securities, net	(705)	(731)
Amortization of core deposit intangible	1,087	650
Mortgage loans originated for sale	(193,409)	(182,638)
Proceeds from sale of mortgage loans available for sale	195,935	181,223
Excess tax benefits from share-based compensation	(908)	(160)
Deferred taxes	979	562
Decrease (increase) in accrued interest receivable	325	(173)
Increase in other assets, net	(643)	(2,215)
Decrease in other liabilities, net	(8,732)	(1,503)

Total adjustments	2,598	2,557

Net cash provided by operating activities	16,306	12,867

Cash flows from investing activities:
Net increase in loans	(137,410)	(163,580)
Purchases of investment securities carried at amortized cost	—	(306,377)
Maturities of investment securities carried at amortized cost	3,608	454,480
Purchases of investment securities carried at market	(6,598)	(73,159)
Maturities of investment securities carried at market	31,280	16,587
Sale of investment securities available for sale	70,992	99,248
Purchases of non-marketable securities carried at cost	(8,857)	(1,914)
Redemption of non-marketable securities carried at cost	6,678	8,236
Purchases of premises and equipment	(8,372)	(6,381)
Redemption of bank-owned life insurance	318	—
Net proceeds from other real estate owned	1,193	502
Proceeds from sales of fixed assets	56	8
Net cash (paid) received for business acquisitions	(57,164)	25,245

Net cash (used in) provided by investing activities	(104,276)	52,895

Cash flows from financing activities:
Net increase in interest-bearing deposits	8,634	143,820
Net (decrease) increase in non-interest-bearing deposits	(4,707)	15,373
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	20,820	(101,681)
Proceeds from Federal Home Loan Bank advances	235,000	105,000
Payments on Federal Home Loan Bank advances and other borrowings	(164,858)	(197,574)
Issuance of junior subordinated debentures	42,270	—
Proceeds from common stock issued	1,487	759
Costs associated with issuance of common stock	—	(618)
Excess tax benefits from share-based compensation	908	160
Dividends paid	(3,553)	(2,815)
Treasury stock	(16,172)	—

Net cash provided by (used in) financing activities	119,829	(37,576)

Increase in cash and cash equivalents	31,859	28,186
Cash and cash equivalents at beginning of period	84,380	60,727

Cash and cash equivalents at end of period	$116,239	$88,913

(Continued)

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the six months ended June 30, 2007 and 2006

(unaudited)

(Dollars in thousands)

(continued)

	Six Months ended June 30, 2007	Six Months ended June 30, 2006
Supplemental disclosure of noncash investing and financing activities:
Additions to other real estate owned in settlement of loans	$3,873	$1,149

Additions to other real estate owned from premises and equipment	$6,973	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$44,941	$30,132

Cash paid for income taxes	$4,848	$5,305

Noncash financing and investing activities:
Stock options issued in connection with the acquisitions of Access and NMFC	$—	$992
Stock issued for the acquisitions	—	49,362
Summary of assets acquired, and liabilities assumed through acquisitions:
Cash and cash equivalents	14,836	25,245
Investment securities	72,549	167,480
Net loans	294,230	228,757
Accrued interest receivable	2,540	2,199
Goodwill and intangibles	69,189	33,583
Premises and equipment	13,230	24,267
Other real estate owned	8,057	197
Bank-owned life insurance	8,771	—
Other assets, net	897	1,745
Deferred tax asset (liability)	9,304	(4,926)
Deposits	(359,921)	(409,797)
Securities sold under agreements to repurchase and federal funds purchased	(10,926)	—
FHLB advances	(24,371)	(6,808)
Junior subordinated debentures	(10,072)	(8,934)
Other liabilities	(16,313)	(2,654)

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

Our consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2. Acquisitions

On March 1, 2007, we completed the acquisition of Front Range Capital Corporation and its subsidiary, Heritage Bank, (collectively “Front Range”) paying $72 million in cash. Under the terms of the agreement, each issued and outstanding share of Front Range common stock, the 1987 voting preferred stock, and the 1988 non-voting preferred stock were converted into the right to receive $35.904 (rounded to the nearest full cent) per share in cash, and each issued and outstanding share of Front Range 2000 non-voting preferred stock was converted into the right to receive $1,000 per share in cash. Concurrent with the merger of First State and Front Range, First Community Bank and Heritage Bank merged with First Community Bank surviving. As a result of the acquisition, the Bank franchise was strengthened, allowing for further growth along Colorado’s front range. The results of operations for Front Range are included in our results subsequent to the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands). We are in the process of finalizing the purchase accounting for the acquisition; thus, the allocation of the purchase price is subject to changes. On July 27, 2007, the Bank entered into a definitive agreement for the sale of certain loans acquired from Front Range and the related accrued interest. The loans had an estimated net realizable value at June 30, 2007 of approximately $37.9 million. The transaction closed on July 31, 2007 and the Bank received cash of $36.6 million, based on the principal balances and related accrued interest at July 27, 2007. At July 27, 2007, the loans had a carrying value of approximately $38.0 million and accrued interest of approximately $600,000. The difference between the carrying value of the loans and related accrued interest, and the cash received, will be recorded as an addition to goodwill of approximately $2.0 million in the third quarter of 2007.

At March 1, 2007
Cash and cash equivalents	$14,836
Investment securities	72,549
Net loans	294,230
Premises and equipment	13,230
Other real estate owned	8,057
Core deposit intangible asset	11,449
Goodwill	57,740
Cash surrender value of bank-owned life insurance	8,771
Deferred tax asset	9,304
Other assets	3,437

Total assets acquired	493,603
Deposits	359,921
Securities sold under agreements to repurchase and federal funds purchased	10,926
Borrowings	24,371
Junior subordinated debentures	10,072
Other liabilities	16,313

Total liabilities	421,603

Net assets acquired	$72,000

The core deposit intangible assets are being amortized over their estimated useful lives of ten years.

The goodwill recognized in the acquisition is not expected to be deductible for tax purposes.

Pro Forma Financial Information

The unaudited pro forma financial information assumes that the Front Range acquisition was consummated on January 1 of the earliest indicated period. The pro forma adjustments are based on information available and certain assumptions that we believe are reasonable. Certain acquisition related adjustments are not included in the pro forma information since they were recorded after completion of the acquisitions and are not indicative of what the historical results of the combined company would have been had our companies actually been combined during the periods presented. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of future operations that would have been achieved had the acquisition taken place at the beginning of 2006. Pro forma information follows.

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(Dollars in thousands, except per share amounts)
Interest income	$116,608	$101,791
Interest expense	48,577	36,757

Net interest income	68,031	65,034
Provision for loan losses	(4,726)	(4,638)

Net interest income after provision for loan losses	63,305	60,396
Non-interest income	13,553	11,046
Non-interest expenses	56,077	55,238

Income before income taxes	20,781	16,204
Income tax expense	7,253	5,881

Net income	$13,528	$10,323

Basic earnings per share	$0.66	$0.50

Diluted earnings per share	$0.65	$0.49

3. New Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately on the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted, subject to certain conditions, and the concurrent adoption of SFAS No. 157. Management is currently evaluating this statement.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will apply whenever other standards require or permit assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Early adoption is permitted. Management does not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. No accrued interest or penalties have been booked at June 30, 2007. We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows. At January 1, 2007, we had no unrecognized tax benefits. Because there are no unrecognized tax benefits to be recognized, there will not be an impact to the effective tax rate in a future period. We do not expect the total amounts of unrecognized tax benefits to significantly increase within 12 months of the adoption of FIN 48. We file U.S. federal and state tax returns and are no longer subject to U.S. federal or state examinations by tax authorities for years prior to 2002.

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

For the three months ended June 30, 2007 and 2006, respectively, we recorded approximately $265,000 and $325,000 respectively, of pretax share-based compensation expense associated with outstanding unvested stock options and restricted stock awards in salaries and employee benefits in the accompanying consolidated condensed statements of operations. For the six months ended June 30, 2007 and 2006, respectively, we recorded approximately $539,000 and $662,000 respectively, of pretax share-based compensation expense associated with outstanding unvested stock options and restricted stock awards in salaries and employee benefits in the accompanying consolidated condensed statements of operations.

The following table summarizes our stock option activity during the six months ended June 30, 2007:

	Shares	Weighted average exercise price
Outstanding at December 31, 2006	1,423,396	$15.39
Granted	102,500	21.23
Exercised	(167,801)	7.14
Forfeited	(47,000)	16.82

Outstanding at June 30, 2007	1,311,095	$16.86

Options exercisable at June 30, 2007	520,095	$14.69

The total pretax intrinsic value of options exercised during the six months ended June 30, 2007 was approximately $2.6 million. Total cash received from the exercise of options during the six months ended June 30, 2007 was $1.2 million. The Company estimated the weighted average fair value of options granted during the six months ended June 30, 2007 to be approximately $6.09. The value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.62%; expected dividend yield of 1.70%; an expected life of 6.0 years; and expected volatility of 25.93%.

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

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and six months ended June 30:

	Three Months Ended June 30,
	2007			2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share
	(Dollars in thousands, except share and per share amounts)
Basic EPS:
Net income	$7,230	20,408,485	$0.35	$5,988	17,612,630	$0.34

Effect of dilutive securities
Options	—	199,925		—	297,411

Diluted EPS:
Net income	$7,230	20,608,410	$0.35	$5,988	17,910,041	$0.33

For the three-month periods ended June 30, 2007 and 2006, approximately 201,500 and 100,000 stock options outstanding, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were equal to or greater than the average share price of the common shares, and therefore, their inclusion would have been antidilutive.

	Six Months Ended June 30,
	2007			2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share
	(Dollars in thousands, except share and per share amounts)
Basic EPS:
Net income	$13,708	20,623,534	$0.66	$10,310	17,533,677	$0.59

Effect of dilutive securities
Options	—	225,458		—	317,954

Diluted EPS:
Net income	$13,708	20,848,992	$0.66	$10,310	17,851,631	$0.58

For the six-month periods ended June 30, 2007 and 2006, approximately 201,500 and 100,000 stock options outstanding, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were equal to or greater than the average share price of the common shares, and therefore, their inclusion would have been antidilutive.

6. Treasury Stock

On March 26, 2007, our Board of Directors authorized the repurchase, through a revised share repurchase program, of up to five percent of the then current 20,825,782 outstanding shares, or approximately 1,040,000 shares. As of June 30, 2007, we had purchased 727,700 shares under the revised program. We may purchase additional shares, the amount of which will be determined by market conditions. We sponsor a deferred compensation plan, which is included in the consolidated financial statements. At June 30, 2007, the assets of the deferred compensation plan included 33,508 shares of our common stock. Under the previously authorized repurchase program we had purchased 784,100 shares, excluding the deferred compensation plan shares.

7. Junior Subordinated Debentures

On March 29, 2007, we formed First State NM Statutory Trust VI (“Trust VI”) for the purpose of issuing trust preferred securities (“Trust VI Securities”) in a pooled transaction to unrelated investors. Trust VI issued $20,000,000 of Trust VI Securities that qualify as Tier I capital for regulatory purposes and bear interest at an annual rate equal to the three-month LIBOR plus 1.65%. We invested the proceeds thereof in $20,619,000 of junior subordinated deferrable interest debentures of the Company (“Trust VI Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 1.65%. The Trust VI Securities and the Trust VI Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on March 15, June 15, September 15, and December 15. The three-month LIBOR rate at June 30, 2007 was 5.36% Both the Trust VI Securities and the Trust VI Debentures will mature on June 15, 2037; however, they are callable at par beginning June 15, 2012. So long as there are no events of default, interest payments may be deferred for up to twenty consecutive interest payment periods.

On May 15, 2007, we formed First State NM Statutory Trust VII (“Trust VII”) for the purpose of issuing trust preferred securities (“Trust VII Securities”) in a pooled transaction to unrelated investors. On May 15, 2007 and June 29, 2007, Trust VII issued $10,000,000 and $11,000,000, respectively, of Trust VII Securities that qualify as Tier I capital for regulatory purposes and bear interest at an annual rate equal to the three-month LIBOR plus 1.45% The proceeds were invested in $21,651,000 of junior subordinated deferrable interest debentures of the Company (“Trust VII Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 1.45%. The Trust VII Securities and the Trust VII Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on March 6, June 6, September 6, and December 6. The three-month LIBOR rate at June 30, 2007 was 5.36%. Both the Trust VII Securities and the Trust VII Debentures will mature on September 6, 2037; however, they are callable at par beginning September 6, 2012. So long as there are no events of default, interest payments may be deferred for up to twenty consecutive interest payment periods.

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

Consolidated Condensed Balance Sheets

Our total assets increased by $546 million from $2.802 billion as of December 31, 2006, to $3.348 billion as of June 30, 2007. The increase in total assets is primarily due to $493.6 million in assets acquired in the acquisition of Front Range, which included net loans of approximately $294.2 million, investments of approximately $72.5 million, premises and equipment of $13.2 million, and goodwill and intangibles of approximately $69.2 million. With the exception of approximately $2.0 million, the entire Front Range investment portfolio was sold, immediately following the close of the acquisition. The proceeds from the sale of the investment portfolio were used to pay off Front Range’s short-term borrowings and long-term debt, with the remainder of approximately $45.7 million going toward reduction of our existing short-term borrowings.

The following table presents the amounts of our loans, by category, at the dates indicated.

	June 30, 2007		December 31, 2006		June 30, 2006
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$329,161	13.3%	$295,566	14.5%	$253,942	13.3%
Real estate-commercial	883,843	35.8%	714,086	35.0%	765,085	39.9%
Real estate-one- to four-family	254,553	10.3%	217,247	10.6%	234,120	12.2%
Real estate-construction	888,469	36.0%	733,333	35.9%	583,073	30.3%
Consumer and other	55,898	2.3%	55,647	2.7%	59,499	3.1%
Mortgage loans available for sale	19,987	0.8%	25,728	1.3%	22,968	1.2%
Other loans available for sale	37,928	1.5%	—	—	—	—

Total	$2,469,839	100.0%	$2,041,607	100.0%	$1,918,687	100.0%

Other loans available for sale consist of approximately fifty loans acquired from Front Range with potential credit concerns. These loans were recorded at their estimated net realizable value of approximately $37.9 million at June 30, 2007. On July 27, 2007, First State entered into a definitive agreement for the sale of these loans and the related accrued interest, to a third party investor. The sale of the loans closed on July 31, 2007 and the Company received proceeds totaling approximately $36.6 million. See Note 2 to the accompanying consolidated condensed financial statements.

We utilize deposits and Federal Home Loan Bank advances as our main source of funding for loans and investments. Deposits increased by $364 million from $2.121 billion as of December 31, 2006, to $2.485 billion as of June 30, 2007, primarily due to $359.9 million in deposits from the acquisition of Front Range. Securities sold under agreements to repurchase increased $31.7 million from $149.2 million at December 31, 2006 to $180.9 million at June 30, 2007, primarily due to the acquisition of Front Range, and a general increase in net activity in 2007. Junior subordinated debentures increased by $52.2 million, due to the acquisition of Front Range and its $10.1 million in outstanding junior subordinated debentures and the additional $42.3 of junior subordinated debentures issued during the six months ended June 30, 2007. See Note 7 to the accompanying consolidated condensed financial statements. Federal Home Loan Bank advances and other increased $94.5 million from $155.7 million at December 31, 2006 to $250.2 million at June 30, 2007. The increase in Federal Home Loan Bank advances and other is primarily due to the need to utilize borrowings to fund loan growth which has continued to outpace deposit growth.

The following table represents customer deposits, by category, at the dates indicated.

	June 30, 2007		December 31, 2006		June 30, 2006
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Non-interest-bearing	$496,202	20.0%	$447,172	21.1%	$451,353	21.7%
Interest-bearing demand	342,092	13.8%	322,717	15.2%	332,385	16.0%
Money market savings accounts	336,698	13.5%	222,263	10.5%	250,738	12.1%
Regular savings	121,486	4.9%	107,812	5.1%	110,233	5.3%
Certificates of deposit less than $100,000	472,184	19.0%	386,626	18.2%	398,849	19.2%
Certificates of deposit greater than $100,000	716,110	28.8%	634,334	29.9%	535,440	25.7%

Total	$2,484,772	100.0%	$2,120,924	100.0%	$2,078,998	100.0%

Consolidated Results of Operations For the Three Months Ended June 30, 2006

Our net income for the three months ended June 30, 2007, was $7.2 million, or $0.35 per diluted share, compared to $6.0 million or $0.33 per diluted share for the same period in 2006. Our annualized return on average assets was 0.88% for the three months ended June 30, 2007, compared to 0.94% for the same period of 2006.

Our net interest income increased $5.3 million to $34.2 million for the second quarter of 2007 compared to $28.9 million for the second quarter of 2006. This increase was composed of a $14.3 million increase in total interest income, partially offset by a $9.0 million increase in total interest expense.

The increase in interest income was composed of an increase of $12.7 million due to increased average interest earning assets of $628.1 million, and an increase of $1.6 million due to a 0.30% increase in the yield on average interest-earning assets. The increase in average interest-earning assets primarily occurred in loans. Of the total increase in average loans of $569.7 million, approximately $289.7 million of the increase was made possible by new loan production and our successful efforts to attract new customers and approximately $280.0 million was directly a result of the loans acquired in the Front Range transaction.

The increase in total interest expense was composed of an increase of $6.7 million due to increased average interest-bearing liabilities of $617.3 million and an increase of $2.3 million due to a 0.62% increase in the cost of interest-bearing liabilities. The increase in average interest-bearing liabilities was primarily due to an increase in average interest-bearing deposits of $386.4 million. The increase in average interest-bearing deposits is composed of approximately $42.7 million as a result of our success in increasing market share in New Mexico and Colorado and approximately $343.7 million was directly a result of the interest bearing deposits acquired in the Front Range transaction. Average short-term borrowings increased by $165.4 million. Short-term borrowings have increased as a result of deposit growth being lower than loan growth.

The increase in yield on interest earning assets of 0.30% reflects the continuing impact of the Federal Reserve Bank’s increase of the discount rate that continued through the first half of 2006. The increase in the discount rate contributes to a corresponding increase in the prime rate. A substantial portion of our loan portfolio consists of adjustable rate loans whose rates are adjusted based upon the then prevailing prime rate. The increase in the prime rate has led to a corresponding increase in the yield on our loan portfolio.

The cost of interest bearing liabilities increased by 0.62% as a result of increasing interest rates precipitated by the Federal Reserve Bank’s rate increases. In addition, our mix of deposits has shifted toward higher cost deposit products, particularly shorter-term certificates of deposit greater than $100,000. The changes in deposit rates lag behind the increases from the Federal Reserve Bank, and are primarily market driven due to the competitive nature of deposits which impacts the rates that we pay on deposits. In addition, the increase in the discount rate has corresponded to an increase in interest expense related to our borrowings as the majority of our borrowings are short-term.

During the quarter ended June 30, 2007, the net interest margin decreased by 0.34% over the quarter ended June 30, 2006 and decreased by 0.04% over the first quarter of 2007. The decrease in the net interest margin was primarily due to the repricing of existing deposits, the higher cost of new deposits, and the need to utilize borrowings to fund loan growth which has continued to outpace deposit growth. In addition, the mix of our deposits has shifted toward higher cost deposit products. The Front Range acquisition also contributed to net interest margin compression, as Front Range’s net interest margin was lower than First State’s net interest margin on a stand-alone basis. In addition, the net interest margin may compress further in 2007 if we continue to experience strong loan growth without a corresponding increase in core deposits, or due to further repricing of deposits at higher rates.

Non-interest Income

An analysis of the components of non-interest income is presented in the table below.

	Three Months Ended June 30,
(Dollars in thousands)	2007	2006	$ Change	% Change
Service charges on deposit accounts	$2,635	$1,846	$789	43%
Other banking service fees	248	242	6	2
Credit and debit card transaction fees	1,128	700	428	61
Gain (loss) on sale or call of investment securities	(12)	—	(12)	—
Check imprint income	184	135	49	36
Gain on sale of mortgage loans	1,310	1,216	94	8
Income on cash surrender value of bank- owned life insurance	956	319	637	200
Other	693	416	277	67

	$7,142	$4,874	$2,268	47%

Non-interest income for the second quarter of 2007 was $7.1 million, compared to $4.9 million for the second quarter of 2006, an increase of $2.3 million or 47%. The increase in service charges on deposit accounts is primarily due to an increase in overdraft and NSF fees and the Front Range acquisition. The increase in credit and debit card transaction fees is primarily due to increased transaction volume. The increase in income on cash surrender value of bank-owned life insurance is primarily due to the accrual of approximately $550,000 related to the death benefit of an insured employee.

Non-interest Expenses

An analysis of the components of non-interest expense is presented in the table below.

	Three Months Ended June 30,
(Dollars in thousands)	2007	2006	$ Change	% Change
Salaries and employee benefits	$13,694	$11,039	$2,655	24%
Occupancy	3,838	2,669	1,169	44
Data processing	1,702	1,318	384	29
Equipment	2,074	1,470	604	41
Legal, accounting, and consulting	845	871	(26)	(3)
Marketing	773	983	(210)	(21)
Telephone	716	556	160	29
Supplies	338	322	16	5
Delivery	307	255	52	20
Other real estate owned	330	53	277	523
FDIC insurance premiums	76	60	16	27
Amortization of intangibles	653	325	328	101
Check imprint expense	159	185	(26)	(14)
Other	2,732	2,827	(95)	(3)

	$28,237	$22,933	$5,304	23%

Non-interest expenses were $28.2 million and $22.9 million for the quarters ended June 30, 2007 and 2006, respectively, and represent an increase of $5.3 million or 23%. The acquisition of Front Range contributed approximately $3.8 million toward the overall increase in non-interest expenses during the quarter. Of the $2.7 million increase in salaries and benefits, $1.8 million is due to the additional employees of Front Range, and includes approximately $417,000 in retention and stay bonuses for Front Range employees. The remaining increase in salaries and benefits is primarily due to normal compensation increases for job performance and an increase in incentives. In addition to the non-recurring retention and stay bonus expense, management expects a reduction in salary expense of approximately $500,000 in the third quarter of 2007, due to general staffing reductions that occurred in the second quarter. The increase in occupancy expense reflects the acquisition of Front Range, the lease of space in Phoenix for three new branches, additional administrative space in Albuquerque, a new branch in Rio Rancho, and a new branch location in Denver. The increase in equipment is primarily due to Front Range and our continued organic growth. The increase in expenses related to other real estate owned is primarily due to a write-down of a property and expenses related to other real estate owned acquired in the Front Range transaction. The increase in amortization of intangibles is due to the acquisition of Front Range.

Consolidated Results of Operations for the Six Months Ended June 30, 2007

Our net income for the six months ended June 30, 2007, was $13.7 million, or $0.66 per diluted share, compared to $10.3 million or $0.58 per diluted share for the same period in 2006. Our annualized return on average assets was 0.88% for the six months ended June 30, 2007, compared to 0.82% for the same period of 2006.

Our net interest income increased $9.2 million to $65.3 million for the six months ended June 30, 2007 compared to $56.1 million for the same period of 2006. This increase was composed of a $25.5 million increase in total interest income, partially offset by a $16.3 million increase in total interest expense.

The increase in interest income was composed of an increase of $20.6 million due to increased average interest earning assets of $519.9 million, and an increase of $4.9 million due to a 0.43% increase in the yield on average interest-earning assets. The increase in average interest-earning assets primarily occurred in loans. Of the total increase in average loans of $481.4 million, approximately $289.7 million of the increase was made possible by new loan production and our successful efforts to attract new customers and approximately $191.7 million was directly a result of the loans acquired in the Front Range transaction.

The increase in total interest expense was composed of an increase of $10.0 million due to increased average interest-bearing liabilities of $481.8 million and an increase of $6.3 million due to a 0.74% increase in the cost of interest-bearing liabilities. The increase in average interest-bearing liabilities was primarily due to an increase in average interest-bearing deposits of $336.2 million. The increase in average interest-bearing deposits is composed of approximately $101.8 million as a result of our success in increasing market share in New Mexico and Colorado and approximately $234.4 million was directly a result of the interest bearing deposits acquired in the Front Range transaction. Average short-term borrowings increased by $136.3 million, but this increase was partially offset by a $47.7 million decrease in long-term debt. Short-term borrowings have increased as a result of deposit growth being lower than loan growth.

Non-interest Income

An analysis of the components of non-interest income is presented in the table below.

	Six Months Ended June 30,
(Dollars in thousands)	2007	2006	$ Change	% Change
Service charges on deposit accounts	$4,777	$3,618	$1,159	32%
Other banking service fees	471	469	2	—
Credit and debit card transaction fees	2,015	1,327	688	52
Gain (loss) on sale or call of investment securities	30	(140)	170	(121)
Check imprint income	361	267	94	35
Gain on sale of mortgage loans	2,759	2,432	327	13
Income on cash surrender value of bank- owned life insurance	1,310	549	761	139
Other	1,309	692	617	89

	$13,032	$9,214	$3,818	41%

Non-interest income for the six months ended June 30, 2007 was $13.0 million, compared to $9.2 million for the same period in 2006, an increase of $3.8 million or 41%. The increase in service charges on deposit accounts is primarily due to an increase in overdraft and NSF fees and the Front Range acquisition. The increase in credit and debit card transaction fees is primarily due to increased transaction volume. The increase in income on cash surrender value of bank-owned life insurance is primarily due to the accrual of approximately $550,000 related to the death benefit of an insured employee. The increase in other non-interest income includes $132,000 of interest income on monies held in escrow for the exchange of Front Range shares for cash that is non-recurring. The increase in other non-interest income is also due to an increase in rental income and gains on sales of other real estate owned.

Non-interest Expenses

An analysis of the components of non-interest expense is presented in the table below.

	Six Months Ended June 30,
(Dollars in thousands)	2007	2006	$ Change	% Change
Salaries and employee benefits	$25,954	$21,641	$4,313	20%
Occupancy	7,079	5,348	1,731	32
Data processing	3,250	2,571	679	26
Equipment	3,923	2,853	1,070	38
Legal, accounting, and consulting	1,466	2,088	(622)	(30)
Marketing	1,721	2,014	(293)	(15)
Telephone	1,219	939	280	30
Supplies	672	662	10	2
Delivery	594	511	83	16
Other real estate owned	516	116	400	345
FDIC insurance premiums	139	111	28	25
Amortization of intangibles	1,087	650	437	67
Check imprint expense	333	358	(25)	(7)
Other	5,225	5,160	65	1

	$53,178	$45,022	$8,156	18%

Non-interest expenses were $53.2 million and $45.0 million for the six months ended June 30, 2007 and 2006, respectively, and represent an increase of $8.2 million or 18%. The acquisition of Front Range contributed approximately $5.1 million toward the overall increase in non-interest expenses during the six months ended June 30, 2007. Of the $4.3 million increase in salaries and benefits, approximately $2.5 million is due to the additional employees of Front Range, and includes approximately $617,000 in retention and stay bonuses for Front Range employees. The remaining increase in salaries and benefits is primarily due to normal compensation increases for job performance and an increase in incentives and mortgage loan commissions. In addition to the non-recurring retention and stay bonus expense, management expects a reduction in salary expense of approximately $1.0 million over the remaining six months of 2007, due to general staffing reductions that occurred in the second quarter. The increase in occupancy expense reflects the acquisition of Front Range, the lease of space in Phoenix for three new branches, additional administrative space in Albuquerque, a new branch in Rio Rancho, and a new branch location in Denver. The increase in data processing expense is primarily due to fees related to the Front Range system conversion, an increase in ATM processing fees and an increase in expenses associated with software maintenance contracts. The increase in equipment is primarily due to Front Range and our continued organic growth. The decrease in legal, accounting and consulting expense is primarily due to expenses incurred in the six months ended June 30, 2006, for the conversion and implementation of information systems related to the acquisitions of Access Anytime Bancorp Inc. and New Mexico Financial Corporation. The increase in expenses related to other real estate owned is primarily due to a write-down of a property and expenses related to other real estate owned acquired in the Front Range transaction. The increase in amortization of intangibles is due to the acquisition of Front Range. Management expects reductions in non-interest expenses over the remainder of 2007 as efficiencies are realized from the Front Range acquisition, primarily in the areas of salaries, occupancy and data processing, as well as from staffing reductions throughout the Company that occurred in the second quarter of 2007. These reductions will be offset by increases in expenses relating to the four new branches that opened in the second quarter of 2007, and one new branch that is expected to open in the fourth quarter of 2007.

In June 2007, one New Mexico branch facility was closed. This property is included in other real estate owned and is currently listed for sale. In July 2007, two branch facilities in Colorado were closed. We expect to close two New Mexico branch facilities in the third and fourth quarters of 2007. Of the owned properties, one was sold in July 2007, and the other will be listed for sale. We are currently pursuing sub-leases for the two leased properties.

In November 2006, the FDIC adopted a new rule on the risk-based assessment system that will enable the FDIC to more closely tie each bank’s premiums to the risk it poses to the deposit insurance fund. As a result, the FDIC set new assessment rates that took effect at the beginning of 2007, which are significantly higher than the previous assessment rates. The new rulemaking allowed eligible insured depository institutions to share a one-time assessment credit pool, which offset premiums for a period of time. First Community Bank’s share of the one-time credit will be used up in the third quarter of 2007. As a result, we expect an approximate increase in FDIC insurance premium expense of approximately $300,000 in the third quarter of 2007, and an increase of approximately $400,000 in the fourth quarter of 2007, as compared to the second quarter of 2007.

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

	Six months ended June 30, 2007	Twelve months ended December 31, 2006	Six months ended June 30, 2006
	(Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
Balance beginning of period	$23,125	$17,413	$17,413
Allowance related to acquired loans	2,958	2,128	2,128
Provision for loan losses	4,112	6,993	4,109
Net charge-offs	(978)	(3,409)	(1,972)

Balance end of period	$29,217	$23,125	$21,678

Allowance for loan losses to total loans held for investment	1.21%	1.15%	1.14%
Allowance for loan losses to non-performing loans	90%	166%	200%

	June 30, 2007	December 31, 2006	June 30, 2006
	(Dollars in thousands)
NON-PERFORMING ASSETS:
Accruing loans – 90 days past due	$247	$75	$16
Non-accrual loans	32,280	13,851	10,844

Total non-performing loans	32,527	13,926	10,860
Other real estate owned	23,099	6,396	1,664

Total non-performing assets	$55,626	$20,322	$12,524

Potential problem loans	$56,039	$35,916	$31,064
Total non-performing assets to total assets	1.66%	0.73%	0.48%

Our provision for loans losses was $2.1 million for the second quarter of 2007 compared to $1.4 million for the same period in 2006. The provision for loan losses for the six months ended June 30, 2007 was $4.1 million, consistent with the same period in 2006. The allowance for loans losses was 1.21% and 1.14% of total loans held for investment at June 30, 2007 and June 30, 2006, respectively. The ratio of allowance for loan losses to non-performing loans was 90% and 200% at June 30, 2007 and June 30, 2006, respectively. In assessing the adequacy of the allowance, management reviews the size, quality, and risks of loans in the portfolio, and considers factors such as specific known risks, past experience, the status and amount of non-performing assets, and economic conditions.

Since our acquisition of Front Range in the first quarter, our management team has been working diligently on monitoring our problem assets. In order to help avoid potential credit issues from the newly acquired loan portfolio, management took a very detailed approach, to better expose potential credit concerns. This detailed review, combined with our prior understanding of the Front Range loan portfolio, resulted in the decision to sell approximately 50 loans with potential credit concerns, with a combined face balance of approximately $47.4 million. These loans have been recorded at their estimated net realizable value of approximately $37.9 million and are classified as other loans available for sale. Of this $37.9 million, approximately $14.8 million is included in non-accrual loans and approximately $8.8 million is included in potential problem loans.

On July 27, 2007, First State entered into a definitive agreement for the sale of these loans and the related accrued interest, to a third party investor. The sale of the loans closed on July 31, 2007, and the Company received proceeds totaling approximately $36.6 million. See Note 2 to the accompanying consolidated condensed financial statements.

Other real estate owned increased approximately $21.4 million compared to the same period of 2006. Other real estate owned at June 30, 2007 includes $9.1 million in foreclosed or repossessed assets, $7.0 million in other real estate owned acquired as part of the Front Range acquisition, and approximately $7.0 million in facilities listed for sale.

The increase in foreclosed or repossessed assets includes a $5.6 million residential lot development property in Denver, Colorado, which was transferred to other real estate owned in December 2006. During the second quarter, the Company reached agreement to sell this property to a national homebuilder. This agreement involves the sale of the lots in phases, with the last purchase to be completed in mid 2009. In mid July, the Company received $1.1 million from the first of five takedowns and the value of the property was reduced accordingly.

Of the $7.0 million of other real estate owned acquired from Front Range, $5.7 million represents the appraised value of an 8.2 acre property in Broomfield, Colorado, purchased by Front Range in 2001 and referred to as “Heritage Place.” The Heritage Place property was under contract to be sold, however, the contract was terminated in July 2007. The Company has accepted another offer for Heritage Place for approximately $4.6 million. Pursuant to the new contract, the sale is expected to close within ninety days, which will result in a $1.1 million increase to goodwill, representing the difference between the carrying value and the contract price.

The $7.0 million of facilities listed for sale relates to our decision during the quarter to sell the real estate associated with two recently closed facilities, one new branch facility built by Front Range which will not be occupied, and our decision to forego the future build out related to three parcels of vacant land previously held for future branch locations. This increase in other real estate owned did not consist of any foreclosed or repossessed assets due to the deterioration of loan relationships.

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

First State assumed certain noncancellable operating leases with unrelated parties in conjunction with the acquisition of Front Range. Minimum future payments under these leases are approximately $3.2 million through 2017.

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

	Three Months Ended June 30,
	2007			2006
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$340,808	$7,393	8.70%	$242,449	$5,282	8.74%

Real estate	2,026,213	44,200	8.75%	1,551,712	32,645	8.44%
Consumer	57,584	1,459	10.16%	60,953	1,494	9.83%
Mortgage	19,063	239	5.03%	19,562	332	6.81%
Other	2,247	—	—	1,506	—	—

Total loans	2,445,915	53,291	8.74%	1,876,182	39,753	8.50%
Allowance for loan losses	(28,858)			(21,355)
Securities:
U.S. government and mortgage-backed	408,141	4,652	4.57%	357,914	3,881	4.35%
State and political subdivisions:
Non-taxable	47,786	609	5.11%	45,383	589	5.21%
Other	19,952	255	5.13%	12,160	159	5.24%

Total securities	475,879	5,516	4.65%	415,457	4,629	4.47%
Interest-bearing deposits with other banks	5,566	55	3.96%	6,141	78	5.09%
Federal funds sold	12,957	170	5.26%	14,446	211	5.86%

Total interest-earning assets	2,940,317	59,032	8.05%	2,312,226	44,671	7.75%
Non-interest-earning assets:
Cash and due from banks	74,706			70,346
Other	315,352			195,969

Total non-interest-earning assets	390,058			266,315

Total assets	3,301,517			2,557,186

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$352,950	$974	1.11%	$327,294	$922	1.13%

Certificates of deposit > $100,000	712,414	8,631	4.86%	459,397	4,929	4.30%
Certificates of deposit < $100,000	461,687	5,298	4.60%	456,931	4,314	3.79%
Money market savings accounts	343,233	2,811	3.28%	247,201	1,820	2.95%
Regular savings accounts	119,795	313	1.05%	112,821	307	1.09%

Total interest-bearing deposits	1,990,079	18,027	3.63%	1,603,644	12,292	3.07%
Federal funds purchased and securities sold under agreements to repurchase	205,984	2,247	4.38%	157,235	1,637	4.18%
Short-term borrowings	200,064	2,641	5.29%	34,649	442	5.12%
Long-term debt	16,041	216	5.40%	35,408	334	3.78%
Junior subordinated debentures	93,897	1,726	7.37%	57,845	1,116	7.74%

Total interest-bearing liabilities	2,506,065	24,857	3.98%	1,888,781	15,821	3.36%
Non-interest-bearing demand accounts	469,377			441,484
Other non-interest-bearing liabilities	20,822			9,484

Total liabilities	2,996,264			2,339,749
Stockholders’ equity	305,253			217,437

Total liabilities and stockholders’ equity	$3,301,517			$2,557,186

Net interest income		$34,175			$28,850

Net interest spread			4.07%			4.39%
Net interest margin			4.66%			5.00%
Ratio of average interest-earning assets to average interest-bearing liabilities			117.33%			122.42%

	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$324,546	$13,858	8.61%	$234,797	$10,023	8.61%

Real estate	1,910,100	82,676	8.73%	1,515,710	62,009	8.25%
Consumer	56,864	2,833	10.05%	63,047	3,046	9.74%
Mortgage	20,511	609	5.99%	17,871	603	6.80%
Other	2,267	—	—	1,445	—	—

Total loans	2,314,288	99,976	8.71%	1,832,870	75,681	8.33%
Allowance for loan losses	(26,991)			(20,638)
Securities:
U.S. government and mortgage-backed	418,190	9,530	4.60%	382,752	8,301	4.37%
State and political subdivisions:
Non-taxable	50,067	1,265	5.10%	44,855	1,163	5.23%
Other	17,519	422	4.86%	14,788	364	4.96%

Total securities	485,776	11,217	4.66%	442,395	9,828	4.48%
Interest-bearing deposits with other banks	4,012	97	4.88%	6,040	172	5.74%
Federal funds sold	11,389	295	5.22%	14,302	402	5.67%

Total interest-earning assets	2,815,465	111,585	7.99%	2,295,607	86,083	7.56%
Non-interest-earning assets:
Cash and due from banks	72,538			70,820
Other	280,096			192,685

Total non-interest-earning assets	352,634			263,505

Total assets	$3,141,108			$2,538,474

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$341,401	$1,924	1.14%	$325,450	$1,791	1.11%

Certificates of deposit > $100,000	684,661	16,444	4.84%	447,507	9,083	4.09%
Certificates of deposit < $100,000	435,282	9,859	4.57%	420,702	7,524	3.61%
Money market savings accounts	311,832	5,090	3.29%	246,467	3,477	2.84%
Regular savings accounts	116,902	620	1.07%	113,793	616	1.09%

Total interest-bearing deposits	1,890,078	33,937	3.62%	1,553,919	22,491	2.92%
Federal funds purchased and securities sold under agreements to repurchase	189,863	4,126	4.38%	152,893	2,984	3.94%
Short-term borrowings	183,940	4,852	5.32%	47,649	1,158	4.90%
Long-term debt	17,235	458	5.36%	64,921	1,191	3.70%
Junior subordinated debentures	77,965	2,897	7.49%	57,853	2,159	7.53%

Total interest-bearing liabilities	2,359,081	46,270	3.96%	1,877,235	29,983	3.22%
Non-interest-bearing demand accounts	455,694			436,765
Other non-interest-bearing liabilities	17,522			9,802

Total liabilities	2,832,297			2,323,802
Stockholders’ equity	308,811			214,672

Total liabilities and stockholders’ equity	$3,141,108			$2,538,474

Net interest income		$64,315			$56,100

Net interest spread			4.03%			4.34%
Net interest margin			4.68%			4.93%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.35%			122.29%

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

Rising and falling interest rate environments can have various impacts on a bank’s net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank’s various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of June 30, 2007, our cumulative interest rate gap for the period up to three months was a positive $166.5 million and for the period up to one year was a positive $86.2 million. Based solely on our interest rate gap of twelve months or less, our net income could be unfavorably impacted by decreases in interest rates or favorably impacted by increases in interest rates.

The following table sets forth our estimate of maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at June 30, 2007. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with accounting principles generally accepted in the United States of America. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Less than three months	Three months to less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$16,090	$190,736	$186,618	$75,046	$468,490

Interest-bearing deposits with other banks	2,400	793	730	—	3,923
Federal funds sold	27,110	—	—	—	27,110
Loans:
Commercial	206,347	51,544	82,041	6,797	346,729
Real estate	1,090,966	320,465	535,574	119,315	2,066,320
Consumer	10,346	11,419	26,590	8,435	56,790

Total interest-earning assets	$1,353,259	$574,957	$831,553	$209,593	$2,969,362

Interest-bearing liabilities:
Savings and NOW accounts	$160,056	$193,725	$353,782	$92,713	$800,276

Certificates of deposit greater than $100,000	405,551	205,570	103,051	1,938	716,110
Certificates of deposit less than $100,000	107,880	253,299	108,873	2,132	472,184
Securities sold under agreements to repurchase	180,917	—	—	—	180,917
FHLB advances and other	236,994	2,683	9,242	1,281	250,200
Junior subordinated debentures	95,365	—	10,024	4,547	109,936

Total interest-bearing liabilities	$1,186,763	$655,277	$584,972	$102,611	$2,529,623

Interest rate gap	$166,496	($80,320)	$246,581	$106,982	$439,739

Cumulative interest rate gap at June 30, 2007	$166,496	$86,176	$332,757	$439,739

Cumulative gap ratio at June 30, 2007	1.14	1.05	1.14	1.17

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2007, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures and internal control over financial reporting are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in our internal control over financial reporting or in other factors that occurred during the registrant’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

On June 1, 2007 we held our annual meeting of shareholders. At that meeting the following items were submitted to a vote of security holders:

1.	The following three directors were elected:

Name	Term	Shares Voted
		For	Withheld
H. Patrick Dee	3 years	18,661,819	269,190
Leonard J. DeLayo, Jr.	3 years	18,467,351	463,658
Kathleen L. Avila	3 years	18,772,203	158,806

As a result of the election of the above listed directors, our Board of Directors will consist of those directors and the following directors: Michael R. Stanford, Douglas M. Smith, M.D., Herman N. Wisenteiner, A.J. (Jim) Wells, Lowell A. Hare, Nedra Matteucci, and Daniel H. Lopez, PhD.

On June 29, 2007 Linda Childears was appointed to the Board of Directors, as reported in our Form 8-K filed on July 5, 2007. Ms. Childears will serve until 2008, at which time she will be subject to election by shareholders at the Company’s annual meeting.

2.	Proposal to ratify the selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2007.

Votes: For 18,639,584; Against 281,683; Abstain 9,741.

Item 5.	Other Information

None

Item 6.	Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank N.M. (formerly known as First State Bank of Taos), First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation. (6)

2.2	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (9)

2.3	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation, and Ranchers Banks. (10)

2.4	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc., and AccessBank. (11)

2.5	Agreement and Plan of Merger, dated as of October 4, 2006, by and among First State Bancorporation, MSUB, Inc., Front Range Capital Corporation, and Heritage Bank. (15)

2.6	Loan Purchase Agreement, dated July 27, 2007, by and between First Community Bank, successor by merger to Heritage Bank and CAPFINANCIAL CV2, LLC. (20)

3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (14)

3.3	Amended Bylaws of First State Bancorporation. (7)

10.1	Executive Employment Agreement. (5)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (4)

10.3	Deferred Compensation Agreement. (7) (Participation and contributions to this Plan have been frozen as of December 31, 2004.)

10.4	First Amendment to Executive Employment Agreement. (8)

10.5	Officer Employment Agreement. (8)

10.6	First Amendment to Officer Employment Agreement. (8)

10.7	First State Bancorporation Deferred Compensation Plan. (3)

10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (17)

10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (13)

10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (13)

10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (2)

10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (12)

10.13	Third Amendment to First State Bancorporation 2003 Equity Incentive Plan. (14)

10.14	Compensation Committee Approval and Board Ratification of Certain Executive Salaries. (16)

10.15	Fourth Amendment to the First State Bancorporation 2003 Equity Incentive Plan. *

10.16	Second Amendment to Executive Employment Agreement (Stanford) (19)

10.17	Second Amendment to Executive Employment Agreement (Dee) (19)

10.18	Second Amendment to Executive Employment Agreement (Spencer) (19)

10.19	Second Amendment to Executive Employment Agreement (Martin) (19)

14	Code of Ethics for Executives. (7)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	First State Bancorporation Compensation Committee Charter, as amended. (18)

(1)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997, SEC file No. 333-28217.
(3)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.
(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003.
(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001.
(6)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on May 31, 2002.
(7)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003.
(8)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2005.
(9)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(10)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(12)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003, SEC file No. 333-104906.
(13)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2006.
(14)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2006.
(15)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed October 5, 2006.
(16)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed November 2, 2006.
(17)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on January 20, 2006.
(18)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2007.
(19)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 27, 2007.
(20)	Incorporated by reference to Exhibit 2.1 from First State Bancorporation’s Form 8-K filed on August 1, 2007.
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST STATE BANCORPORATION

Date: August 9, 2007	By:	/s/ Michael R. Stanford
Michael R. Stanford, President & Chief Executive Officer

Date: August 9, 2007	By:	/s/ Christopher C. Spencer
Christopher C. Spencer, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank N.M. (formerly known as First State Bank of Taos), First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation. (6)

2.2	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (9)

2.3	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation, and Ranchers Banks. (10)

2.4	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc., and AccessBank. (11)

2.5	Agreement and Plan of Merger, dated as of October 4, 2006, by and among First State Bancorporation, MSUB, Inc., Front Range Capital Corporation, and Heritage Bank. (15)

2.6	Loan Purchase Agreement, dated July 27, 2007, by and between First Community Bank, successor by merger to Heritage Bank and CAPFINANCIAL CV2, LLC. (20)

3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (14)

3.3	Amended Bylaws of First State Bancorporation. (7)

10.1	Executive Employment Agreement. (5)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (4)

10.3	Deferred Compensation Agreement. (7) (Participation and contributions to this Plan have been frozen as of December 31, 2004.)

10.4	First Amendment to Executive Employment Agreement. (8)

10.5	Officer Employment Agreement. (8)

10.6	First Amendment to Officer Employment Agreement. (8)

10.7	First State Bancorporation Deferred Compensation Plan. (3)

10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (17)

10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (13)

10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (13)

10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (2)

10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (12)

10.13	Third Amendment to First State Bancorporation 2003 Equity Incentive Plan. (14)

10.14	Compensation Committee Approval and Board Ratification of Certain Executive Salaries. (16)

10.15	Fourth Amendment to First State Bancorporation 2003 Equity Incentive Plan. *

10.16	Second Amendment to Executive Employment Agreement (Stanford) (19)

10.17	Second Amendment to Executive Employment Agreement (Dee) (19)

10.18	Second Amendment to Executive Employment Agreement (Spencer) (19)

10.19	Second Amendment to Executive Employment Agreement (Martin) (19)

14	of Ethics for Executives. (7)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	First State Bancorporation Compensation Committee Charter, as amended. (18)

(1)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997, SEC file No. 333-28217.
(3)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.

(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003.
(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001.
(6)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on May 31, 2002.
(7)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003.
(8)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2005.
(9)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(10)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(12)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003, SEC file No. 333-104906.
(13)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2006.
(14)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2006.
(15)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed October 5, 2006.
(16)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed November 2, 2006.
(17)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on January 20, 2006.
(18)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2007.
(19)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 27, 2007.
(20)	Incorporated by reference to Exhibit 2.1 from First State Bancorporation’s Form 8-K filed on August 1, 2007.
*	Filed herewith.