Form 10-Q
period 2007-09-30
FIRST STATE BANCORPORATION
filed 2007-11-09
CIK 897861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-12487

FIRST STATE BANCORPORATION

(Exact name of registrant as specified in its charter)

NEW MEXICO	85-0366665
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7900 JEFFERSON NE ALBUQUERQUE, NEW MEXICO	87109
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,131,282 shares of common stock, no par value, outstanding as of November 6, 2007.

FIRST STATE BANCORPORATION AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Balance Sheets

(unaudited)

(Dollars in thousands, except share and per share amounts)

	September 30, 2007	December 31, 2006
Assets
Cash and due from banks	$88,760	$76,871
Interest-bearing deposits with other banks	2,235	2,084
Federal funds sold	7,109	5,425

Total cash and cash equivalents	98,104	84,380

Investment securities:
Available for sale (at market, amortized cost of $394,474 at September 30, 2007, and $420,573 at December 31, 2006)	392,731	416,002
Held to maturity (at amortized cost, market value of $55,824 at September 30, 2007, and $61,243 at December 31, 2006)	56,943	62,638
Non-marketable securities, at cost	18,816	14,112

Total investment securities	468,490	492,752

Mortgage loans available for sale	16,545	25,728
Loans held for investment net of unearned interest	2,462,438	2,015,879
Less allowance for loan losses	(29,616)	(23,125)

Net loans	2,449,367	2,018,482

Premises and equipment (net of accumulated depreciation of $26,801 at September 30, 2007, and $24,713 at December 31, 2006)	69,410	59,011
Accrued interest receivable	17,372	13,879
Other real estate owned	18,736	6,396
Goodwill	127,517	66,185
Intangibles (net of accumulated amortization of $3,392 at September 30, 2007, and $1,663 at December 31, 2006)	18,740	9,242
Cash surrender value of bank owned life insurance	42,594	33,466
Deferred tax asset, net	1,486	—
Other assets, net	24,888	17,779

Total assets	$3,336,704	$2,801,572

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$504,212	$447,172
Interest-bearing	2,044,616	1,673,752

Total deposits	2,548,828	2,120,924

Securities sold under agreements to repurchase and federal funds purchased	187,827	149,171
Federal Home Loan Bank advances and other borrowings	168,295	155,683
Junior subordinated debentures	102,773	57,730
Deferred tax liability	—	256
Other liabilities	19,926	12,916

Total liabilities	3,027,649	2,496,680

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued 21,798,756 at September 30, 2007 and 21,594,410 at December 31, 2006; outstanding 20,253,294 at September 30, 2007 and 20,777,056 at December 31, 2006	220,334	216,692
Treasury stock, at cost (1,545,462 shares at September 30, 2007 and 817,354 shares at December 31, 2006)	(22,535)	(6,360)
Retained earnings	112,336	97,394
Accumulated other comprehensive loss - Unrealized loss on investment securities, net of tax	(1,080)	(2,834)

Total stockholders’ equity	309,055	304,892

Total liabilities and stockholders’ equity	$3,336,704	$2,801,572

Book value per share	$15.26	$14.67

Tangible book value per share	$8.04	$11.04

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Operations

For the three and nine months ended September 30, 2007 and 2006

(unaudited)

(Dollars in thousands, except per share amounts)

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Interest income:
Interest and fees on loans	$53,910	$42,254	$153,886	$117,935
Interest on marketable securities:
Taxable	4,816	3,912	14,768	12,577
Non-taxable	643	594	1,908	1,757
Federal funds sold	100	103	395	505
Interest-bearing deposits with other banks	46	81	143	253

Total interest income	59,515	46,944	171,100	133,027

Interest expense:
Deposits	19,094	13,594	53,031	36,085
Short-term borrowings	4,294	2,680	13,272	6,822
Long-term debt	193	265	651	1,456
Junior subordinated debentures	2,031	1,183	4,928	3,342

Total interest expense	25,612	17,722	71,882	47,705

Net interest income	33,903	29,222	99,218	85,322
Provision for loan losses	(2,447)	(1,379)	(6,559)	(5,488)

Net interest income after provision for loan losses	31,456	27,843	92,659	79,834
Non-interest income:
Service charges on deposit accounts	2,566	2,012	7,343	5,630
Other banking service fees	246	218	717	687
Credit and debit card transaction fees	1,141	766	3,156	2,093
Gain (loss) on sale or call of investment securities	—	—	30	(140)
Check imprint income	189	174	550	441
Gain on sale of mortgage loans	1,024	1,098	3,783	3,530
Income on cash surrender value of bank-owned life insurance	413	338	1,723	887
Other	475	366	1,784	1,058

Total non-interest income	6,054	4,972	19,086	14,186

Non-interest expenses:
Salaries and employee benefits	12,221	11,264	38,175	32,905
Occupancy	3,887	2,795	10,966	8,143
Data processing	1,610	1,505	4,860	4,076
Equipment	2,076	1,618	5,999	4,471
Legal, accounting, and consulting	681	574	2,147	2,662
Marketing	799	957	2,520	2,971
Telephone	584	603	1,803	1,542
Supplies	320	357	992	1,019
Delivery	320	276	914	787
Other real estate owned	217	142	733	258
FDIC insurance premiums	449	60	588	171
Amortization of intangibles	642	325	1,729	975
Check imprint expense	209	59	542	417
Other	3,462	2,372	8,687	7,532

Total non-interest expenses	27,477	22,907	80,655	67,929

Income before income taxes	10,033	9,908	31,090	26,091
Income tax expense	3,463	3,248	10,812	9,121

Net income	$6,570	$6,660	$20,278	$16,970

Earnings per share:
Basic earnings per share	$0.32	$0.38	$0.99	$0.97

Diluted earnings per share	$0.32	$0.37	$0.98	$0.95

Dividends per common share	$0.09	$0.08	$0.26	$0.24

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Comprehensive Income

For the three and nine months ended September 30, 2007 and 2006

(unaudited)

(Dollars in thousands)

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Net Income	$6,570	$6,660	$20,278	$16,970
Other comprehensive income, net of tax - unrealized holding gains on securities available for sale arising during period	2,029	2,603	1,773	471
Reclassification adjustment for (gains) losses included in net income	—	—	(19)	90

Total comprehensive income	$8,599	$9,263	$22,032	$17,531

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the nine months ended September 30, 2007 and 2006

(unaudited)

(Dollars in thousands)

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Operating activities:
Net Income	$20,278	$16,970
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,559	5,488
Net gain on sale of other real estate owned	(69)	(42)
Depreciation and amortization	6,283	5,322
Share-based compensation expense	853	987
(Gain) loss on sale of investment securities available for sale	(30)	140
Loss (gain) on disposal of premises and equipment	8	(9)
Increase in bank-owned life insurance cash surrender value	(1,153)	(1,137)
Amortization of premium or discount on securities, net	(1,070)	(811)
Amortization of core deposit intangible	1,729	975
Mortgage loans originated for sale	(266,807)	(265,077)
Proceeds from sale of mortgage loans available for sale	273,695	265,508
Excess tax benefits from share-based compensation	(941)	(213)
Deferred taxes	6,728	221
Increase in other assets, net	(4,788)	(676)
Decrease in other liabilities, net	(9,170)	(1,009)
Increase in accrued interest receivable	(953)	(1,926)

Total adjustments	10,874	7,741

Net cash provided by operating activities	31,152	24,711

Cash flows from investing activities:
Net increase in loans	(157,374)	(238,486)
Purchases of investment securities carried at amortized cost	(988)	(321,317)
Maturities of investment securities carried at amortized cost	6,570	494,029
Purchases of investment securities carried at market	(17,655)	(99,359)
Maturities of investment securities carried at market	41,555	25,532
Sale of investment securities available for sale	70,991	99,248
Purchases of non-marketable securities carried at cost	(9,018)	(4,473)
Redemption of non-marketable securities carried at cost	9,285	10,009
Purchase of other investment	(1,200)	—
Purchases of premises and equipment	(11,537)	(9,734)
Redemption of bank-owned life insurance	796	—
Bank-owned life insurance proceeds	570	—
Net proceeds from other real estate owned	6,835	1,253
Proceeds from sales of fixed assets	1,179	8
Net cash (paid) received in business acquisitions	(57,164)	25,245

Net cash used in investing activities	(117,155)	(18,045)

Cash flows from financing activities:
Net increase in interest-bearing deposits	64,680	150,770
Net increase in non-interest-bearing deposits	3,303	22,422
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	27,730	(87,751)
Proceeds from Federal Home Loan Bank advances	155,000	123,000
Payments on Federal Home Loan Bank advances and other borrowings	(166,764)	(199,074)
Issuance of junior subordinated debentures	65,466	—
Redemption of junior subordinated debentures	(29,898)	—
Purchases of trust preferred capital securities	(1,966)	—
Redemptions of trust preferred capital securities	898	—
Proceeds from exercise of stock options	1,208	459
Proceeds from common stock issued	640	607
Costs associated with issuance of common stock	—	(618)
Excess tax benefits from share-based compensation	941	213
Dividends paid	(5,336)	(4,225)
Treasury stock	(16,175)	—

Net cash provided by financing activities	99,727	5,803

(Continued)

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the nine months ended September 30, 2007 and 2006

(unaudited)

(Dollars in thousands)

(continued)

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Increase in cash and cash equivalents	13,724	12,469
Cash and cash equivalents at beginning of period	84,380	60,727

Cash and cash equivalents at end of period	$98,104	$73,196

Supplemental disclosure of noncash investing and financing activities:
Additions to other real estate owned in settlement of loans	$5,234	$1,263

Additions to other real estate owned from premises and equipment	$6,973	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$70,234	$47,790

Cash paid for income taxes	$9,320	$8,303

Noncash financing and investing activities:
Stock options issued in connection with the acquisitions of Access and NMFC	$—	$992
Stock issued for the acquisitions	—	49,362
Summary of assets acquired, and liabilities assumed through acquisitions:
Cash and cash equivalents	14,836	25,245
Investment securities	72,549	167,480
Net loans	292,192	228,757
Accrued interest receivable	2,540	2,199
Goodwill and intangibles	72,559	31,860
Premises and equipment	12,985	24,267
Other real estate owned	6,899	—
Bank-owned life insurance	8,771	—
Other assets, net	594	2,016
Deferred tax asset (liability)	9,545	(3,402)
Deposits	(359,921)	(409,797)
Securities sold under agreements to repurchase and federal funds purchased	(10,926)	—
FHLB advances	(24,371)	(6,808)
Junior subordinated debentures	(10,072)	(8,934)
Other liabilities	(16,180)	(2,529)

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

Our consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2. Acquisitions

On March 1, 2007, we completed the acquisition of Front Range Capital Corporation and its subsidiary, Heritage Bank, (collectively “Front Range”) paying $72 million in cash. Under the terms of the agreement, each issued and outstanding share of Front Range common stock, the 1987 voting preferred stock, and the 1988 non-voting preferred stock were converted into the right to receive $35.904 (rounded to the nearest full cent) per share in cash, and each issued and outstanding share of Front Range 2000 non-voting preferred stock was converted into the right to receive $1,000 per share in cash. Concurrent with the merger of First State and Front Range, First Community Bank and Heritage Bank merged with First Community Bank surviving. As a result of the acquisition, the Bank franchise was strengthened, allowing for potential growth along Colorado’s front range. The results of operations for Front Range are included in our results subsequent to the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands). We are in the process of finalizing the purchase accounting for the acquisition; thus, the allocation of the purchase price is subject to changes. As part of the acquisition of Front Range, First State identified loans with a face value of approximately $47.4 million to be sold. The loan sale was finalized during the third quarter of 2007 and resulted in a total goodwill impact of approximately $9.8 million, $2.0 million of which was recorded in the third quarter of 2007.

At March 1, 2007
Cash and cash equivalents	$14,836
Investment securities	72,549
Net loans	292,192
Premises and equipment	12,985
Other real estate owned	6,899
Core deposit intangible asset	11,227
Goodwill	61,332
Cash surrender value of bank-owned life insurance	8,771
Deferred tax asset	9,545
Other assets	3,134

Total assets acquired	493,470

Deposits	359,921
Securities sold under agreements to repurchase and federal funds purchased	10,926
Borrowings	24,371
Junior subordinated debentures	10,072
Other liabilities	16,180

Total liabilities	421,470

Net assets acquired	$72,000

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

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	(Dollars in thousands, except per share amounts)
Interest income	$175,980	$157,050
Interest expense	74,205	58,253

Net interest income	101,775	98,797
Provision for loan losses	(7,173)	(6,354)

Net interest income after provision for loan losses	94,602	92,443
Non-interest income	19,607	16,905
Non-interest expenses	83,549	85,379

Income before income taxes	30,660	23,969
Income tax expense	10,662	8,379

Net income	$19,998	$15,590

Basic earnings per share	$0.98	$0.75

Diluted earnings per share	$0.96	$0.74

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

Our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. No accrued interest or penalties have been booked at September 30, 2007. We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows. At January 1, 2007, we had no material unrecognized tax benefits. Because there are no unrecognized tax benefits to be recognized, there will not be an impact to the effective tax rate in a future period. We do not expect the total amounts of unrecognized tax benefits to increase within 12 months of the adoption of FIN 48. We file U.S. federal and state tax returns and are no longer subject to U.S. federal or state examinations by tax authorities for years prior to 2002.

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

For the three months ended September 30, 2007 and 2006, we recorded approximately $314,000 and $325,000 respectively, of pretax share-based compensation expense associated with outstanding unvested stock options and restricted stock awards in salaries and employee benefits in the accompanying consolidated condensed statements of operations. For the nine months ended September 30, 2007 and 2006, we recorded approximately $853,000 and $987,000 respectively, of pretax share-based compensation expense associated with outstanding unvested stock options and restricted stock awards in salaries and employee benefits in the accompanying consolidated condensed statements of operations.

The following table summarizes our stock option activity during the nine months ended September 30, 2007:

	Shares	Weighted average exercise price
Outstanding at December 31, 2006	1,423,396	$15.39
Granted	209,590	19.08
Exercised	(173,801)	6.95
Forfeited	(48,500)	17.09

Outstanding at September 30, 2007	1,410,685	$16.92

Options exercisable at September 30, 2007	512,595	$14.82

The total pretax intrinsic value of options exercised during the nine months ended September 30, 2007 was approximately $2.7 million. Total cash received from the exercise of options during the nine months ended September 30, 2007 was $1.2 million. The Company estimated the weighted average fair value of options granted during the nine months ended September 30, 2007 to be approximately $5.63. The value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.62%; expected dividend yield of 1.91%; an expected life of 6.0 years; and expected volatility of 27.05%.

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

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and nine months ended September 30:

	Three Months Ended September 30,
	2007			2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share
	(Dollars in thousands, except share and per share amounts)
Basic EPS:
Net income	$6,570	20,279,943	$0.32	$6,660	17,624,287	$0.38

Effect of dilutive securities
Options	—	159,993		—	311,835

Diluted EPS:
Net income	$6,570	20,439,936	$0.32	$6,660	17,936,122	$0.37

For the three-month periods ended September 30, 2007 and 2006, approximately 302,538 and 187,500 stock options outstanding, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were equal to or greater than the average share price of the common shares, and therefore, their inclusion would have been antidilutive.

	Nine Months Ended September 30,
	2007			2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share
	(Dollars in thousands, except share and per share amounts)
Basic EPS:
Net income	$20,278	20,507,847	$0.99	$16,970	17,564,279	$0.97

Effect of dilutive securities
Options	—	246,498		—	319,601

Diluted EPS:
Net income	$20,278	20,754,345	$0.98	$16,970	17,883,880	$0.95

For the nine-month periods ended September 30, 2007 and 2006, approximately 256,788 and 147,784 stock options outstanding, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were equal to or greater than the average share price of the common shares, and therefore, their inclusion would have been antidilutive.

6. Treasury Stock

On March 26, 2007, our Board of Directors authorized the repurchase, through a revised share repurchase program, of up to five percent of the then current 20,825,782 outstanding shares, or approximately 1,040,000 shares. As of September 30, 2007, we had purchased 727,700 shares under the revised program. We may purchase additional shares, the amount of which will be determined by market conditions. We sponsor a deferred compensation plan, which is included in the consolidated financial statements. At September 30, 2007, the assets of the deferred compensation plan included 33,662 shares of our common stock. Under the previously authorized repurchase program we had purchased 784,100 shares, excluding the deferred compensation plan shares.

7. Junior Subordinated Debentures

On March 29, 2007, we formed First State NM Statutory Trust VI (“Trust VI”) for the purpose of issuing trust preferred securities (“Trust VI Securities”) in a pooled transaction to unrelated investors. Trust VI issued $20,000,000 of Trust VI Securities that qualify as Tier I capital for regulatory purposes and bear interest at an annual rate equal to the three-month LIBOR plus 1.65%. We invested the proceeds thereof in $20,619,000 of junior subordinated deferrable interest debentures of the Company (“Trust VI Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 1.65%. The Trust VI Securities and the Trust VI Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on March 15, June 15, September 15, and December 15. The three-month LIBOR rate at September 30, 2007 was 5.23%. Both the Trust VI Securities and the Trust VI Debentures will mature on June 15, 2037; however, they are callable at par beginning June 15, 2012. So long as there are no events of default, interest payments may be deferred for up to twenty consecutive interest payment periods.

On May 15, 2007, we formed First State NM Statutory Trust VII (“Trust VII”) for the purpose of issuing trust preferred securities (“Trust VII Securities”) in a pooled transaction to unrelated investors. On May 15, 2007 and June 29, 2007, Trust VII issued $10,000,000 and $11,000,000, respectively, of Trust VII Securities that qualify as Tier I capital for regulatory purposes and bear interest at an annual rate equal to the three-month LIBOR plus 1.45%. The proceeds were invested in $21,651,000 of junior subordinated deferrable interest debentures of the Company (“Trust VII Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 1.45%. The Trust VII Securities and the Trust VII Debentures provide interest only payments payable at three-month intervals on March 6, June 6, September 6, and December 6 with the rate adjusted quarterly. The three-month LIBOR rate at September 30, 2007 was 5.23%. Both the Trust VII Securities and the Trust VII Debentures will mature on September 6, 2037; however, they are callable at par beginning September 6, 2012. So long as there are no events of default, interest payments may be deferred for up to twenty consecutive interest payment periods.

On September 14, 2007, we formed First State NM Statutory Trust VIII (“Trust VIII”) for the purpose of issuing trust preferred securities (“Trust VIII Securities”) in a pooled transaction to unrelated investors. Trust VIII issued $22,500,000 of Trust VIII Securities that qualify as Tier I capital for regulatory purposes and bear interest at an annual rate equal to the three-month LIBOR plus 1.35%. The proceeds were invested in $23,196,000 of junior subordinated deferrable interest debentures of the Company (“Trust VIII Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 1.35%. The Trust VIII Securities and the Trust VIII Debentures provide interest only payments payable at three-month intervals on January 30, April 30, July 30, and October 30, with the rate adjusted quarterly. The three-month LIBOR rate at September 30, 2007 was 5.23%. Both the Trust VIII Securities and the Trust VIII Debentures will mature on October 30, 2037; however, they are callable at par beginning October 30, 2012. So long as there are no events of default, interest payments may be deferred for up to twenty consecutive interest payment periods.

We used $4.0 million of the proceeds from Trust VII to redeem Access Anytime Capital Trust I at 106.15 on July 25, 2007 and used another $4.0 million of the proceeds to redeem Access Anytime Capital Trust II at par on October 1, 2007. The remainder of the proceeds was used primarily for the repurchase of First State common stock during the second quarter of 2007. The proceeds from Trust VIII were used to redeem First State NM Statutory Trust II at par on September 25, 2007. In conjunction with the redemption of the Access Anytime Trust I, we recognized a gain on early redemption of approximately $168,000, representing the remaining accretion of the fair value adjustments recorded at the acquisition date, net of the premium on early redemption. We incurred a loss on the redemption of the First State NM Statutory Trust II of approximately $617,000, representing the write-off of the associated unamortized offering costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements in this Form 10-Q are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The discussions regarding our growth strategy, expansion of operations in our markets, acquisitions, competition, loan and deposit growth, and response to consolidation in the banking industry include forward-looking statements. Other forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “approximately,” “intend,” “plan,” “estimate,” or “anticipate” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statement. Some factors include changes in interest rates, local business conditions, government regulations, loss of key personnel or inability to hire suitable personnel, faster or slower than anticipated growth, economic conditions, our competitors’ responses to our marketing strategy or new competitive conditions, and competition in the geographic and business areas in which we conduct our operations. We are not undertaking any obligation to update these risks to reflect events or circumstances after the date of this report to reflect the occurrence of unanticipated events.

Consolidated Condensed Balance Sheets

Our total assets increased by $535 million from $2.802 billion as of December 31, 2006, to $3.337 billion as of September 30, 2007. The increase in total assets is primarily due to $493.5 million in assets acquired in the acquisition of Front Range, which included net loans of approximately $292.2 million, investments of approximately $72.5 million, premises and equipment of approximately $13.0 million, and goodwill and intangibles of approximately $72.6 million. Excluding the loans and deposits acquired, and taking into account the sale of a portion of the acquired loans, total loans increased by approximately $177 million or 9% and deposits increased by approximately $68 million or 3% from December 31, 2006 to September 30, 2007. With the exception of approximately $2.0 million, the entire Front Range investment portfolio was sold, immediately following the close of the acquisition. The proceeds from the sale of the investment portfolio were used to pay off Front Range’s short-term borrowings and long-term debt, with the remainder of approximately $45.7 million going toward reduction of our existing short-term borrowings.

The following table presents the amounts of our loans, by category, at the dates indicated.

	September 30, 2007		December 31, 2006		September 30, 2006
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$334,120	13.5%	$295,566	14.5%	$278,569	14.0%
Real estate-commercial	908,606	36.6%	714,086	35.0%	701,479	35.2%
Real estate-one- to four-family	246,031	9.9%	217,247	10.6%	224,773	11.3%
Real estate-construction	920,017	37.1%	733,333	35.9%	706,956	35.5%
Consumer and other	53,664	2.2%	55,647	2.7%	57,427	2.9%
Mortgage loans available for sale	16,545	0.7%	25,728	1.3%	22,155	1.1%

Total	$2,478,983	100.0%	$2,041,607	100.0%	$1,991,359	100.0%

Of the $920 million of real estate-construction loans, approximately 50% are in New Mexico, approximately 25% are in Colorado, approximately 20% are in Utah and approximately 5% are in Arizona. Approximately 45% of these loans are one to four family and approximately 40% of these loans are for infrastructure and vacant land development. We sell virtually all of the mortgage loans that we originate and we do not invest in securities that are backed by sub-prime mortgages.

We utilize deposits and Federal Home Loan Bank advances as our main source of funding for loans and investments. Deposits increased by $428 million from $2.121 billion as of December 31, 2006, to $2.549 billion as of September 30, 2007, primarily due to $359.9 million in deposits from the acquisition of Front Range and deposit growth during the three months ended September 30, 2007. Securities sold under agreements to repurchase increased $38.6 million from $149.2 million at December 31, 2006 to $187.8 million at September 30, 2007, primarily due to the acquisition of Front Range, and a general increase in net activity in 2007. Junior subordinated debentures increased by $45.0 million, due to the acquisition of Front Range and its $10.1 million in outstanding junior subordinated debentures and the additional $65.5 million of junior subordinated debentures issued during the nine months ended September 30, 2007, partially offset by the redemption of $29.9 million of junior subordinated debentures. See Note 7 to the accompanying consolidated condensed financial statements.

The following table represents customer deposits, by category, at the dates indicated.

	September 30, 2007		December 31, 2006		September 30, 2006
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Non-interest-bearing	$504,212	19.8%	$447,172	21.1%	$458,402	21.9%
Interest-bearing demand	322,686	12.7%	322,717	15.2%	306,011	14.6%
Money market savings accounts	354,773	13.9%	222,263	10.5%	260,260	12.4%
Regular savings	108,440	4.3%	107,812	5.1%	107,811	5.2%
Certificates of deposit less than $100,000	484,493	19.0%	386,626	18.2%	383,844	18.3%
Certificates of deposit greater than $100,000	774,224	30.3%	634,334	29.9%	576,668	27.6%

Total	$2,548,828	100.0%	$2,120,924	100.0%	$2,092,996	100.0%

Consolidated Results of Operations For the Three Months Ended September 30, 2007

Our net income for the three months ended September 30, 2007 was $6.6 million, or $0.32 per diluted share, compared to $6.7 million or $0.37 per diluted share for the same period in 2006. Our annualized return on average assets was 0.79% for the three months ended September 30, 2007, compared to 1.02% for the same period of 2006.

Our net interest income increased $4.7 million to $33.9 million for the third quarter of 2007 compared to $29.2 million for the third quarter of 2006. This increase was composed of a $12.6 million increase in total interest income, partially offset by a $7.9 million increase in total interest expense.

The increase in interest income was composed of an increase of $12.2 million due to increased average interest earning assets of $596.5 million, and an increase of $364,000 due to a 0.09% increase in the yield on average interest-earning assets. The increase in average interest-earning assets primarily occurred in loans. Of the total increase in average loans of $525.4 million, approximately $306.2 million of the increase was made possible by new loan production and our successful efforts to attract new customers and approximately $219.2 million was directly a result of the loans attributable to Front Range branches. Total gross loans acquired in the Front Range transaction were approximately $295.2 million.

The increase in total interest expense was composed of an increase of $6.8 million due to increased average interest-bearing liabilities of $586.8 million and an increase of $1.1 million due to a 0.39% increase in the cost of interest-bearing liabilities. The increase in average interest-bearing liabilities was primarily due to an increase in average interest-bearing deposits of $404.7 million. The increase in average interest-bearing deposits is composed of approximately $132.5 million as a result of our success in increasing market share in New Mexico and Colorado and approximately $272.2 million was directly a result of the interest bearing deposits attributable to Front Range branches. Total interest-bearing deposits acquired in the Front Range transaction were approximately $306.2 million.

The increase in yield on interest earning assets of 0.09% reflects the continuing impact of the Federal Reserve Bank’s increase of the discount rate that continued through the first half of 2006. The increase in the discount rate contributes to a corresponding increase in the prime rate. A substantial portion of our loan portfolio consists of adjustable rate loans whose rates are adjusted based upon the then prevailing prime rate. The increase in the prime rate has led to a corresponding increase in the yield on our loan portfolio. On September 18, 2007, the Federal Reserve Bank lowered the Federal Funds target rate by 50 basis points, which led to a similar decrease in the prime lending rate. This decrease had minimal affect on the yield on interest earning assets due to the date of the change. On October 31, 2007, the Federal Reserve Bank lowered the Federal Funds target rate again, by 25 basis points. See further discussion below.

The cost of interest bearing liabilities increased by 0.39% as a result of increasing interest rates precipitated by the Federal Reserve Bank’s rate increases that occurred through the first half of 2006. In addition, our mix of deposits has shifted toward higher cost deposit products, particularly shorter-term certificates of deposit greater than $100,000. The changes in deposit rates lag behind the increases or decreases from the Federal Reserve Bank and are primarily market driven due to the competitive nature of deposits which impacts the rates that we pay on deposits. In addition, the increase in the discount rate has corresponded to an increase in interest expense related to our borrowings as the majority of our borrowings are short-term. However, going forward, the lower Federal Funds target rate will lower our borrowing costs from the FHLB as well as the rate we pay on securities repurchase agreements. Subsequent to the Federal Reserve Bank lowering the Federal Funds target rate on September 18, 2007, we lowered selected deposit rates. This did not have any substantial impact on the cost of interest bearing liabilities during the three months ended September 30, 2007. On October 31, 2007, the Federal Reserve Bank lowered the Federal Funds target rate again, by 25 basis points. See further discussion below.

During the quarter ended September 30, 2007, the net interest margin decreased by 0.37% over the quarter ended September 30, 2006 and decreased by 0.09% over the second quarter of 2007. The decrease in the net interest margin was primarily due to the repricing of existing deposits, the higher cost of new deposits, and the need to utilize borrowings to fund loan growth which has continued to outpace deposit growth. In addition, the mix of our deposits has shifted toward higher cost deposit products. The Front Range acquisition also contributed to net interest margin compression, as Front Range’s net interest margin was lower than First State’s net interest margin on a stand-alone basis. Although the Federal Reserve Bank lowered target rates in late September, leading to a similar decrease in the prime lending rate, there was minimal impact to the net interest margin due to the date of the change. However, based on the Federal Reserve Bank’s decrease in the target rate in late September and again in late October, we expect further compression in the fourth quarter of 2007 as approximately 80% of the loan portfolio has variable rates with approximately 45% repricing immediately upon a change in the prime lending rate. Repricing of deposits will continue to be determined primarily by competitive market forces. In addition, the net interest margin may compress further in 2007 if we continue to experience strong loan growth without a corresponding increase in core deposits, or if the Federal Reserve continues to lower target rates.

Non-interest Income

An analysis of the components of non-interest income is presented in the table below.

(Dollars in thousands)	Three Months Ended September 30,
	2007	2006	$ Change	% Change
Service charges on deposit accounts	$2,566	$2,012	$554	28%
Other banking service fees	246	218	28	13%
Credit and debit card transaction fees	1,141	766	375	49%
Check imprint income	189	174	15	9%
Gain on sale of mortgage loans	1,024	1,098	(74)	(7)%
Income on cash surrender value of bank- owned life insurance	413	338	75	22%
Other	475	366	109	30%

	$6,054	$4,972	$1,082	22%

Non-interest income for the third quarter of 2007 was $6.1 million, compared to $5.0 million for the third quarter of 2006, an increase of $1.1 million or 22%. The increase in service charges on deposit accounts is primarily due to an increase in overdraft and NSF fees and the Front Range acquisition. The increase in credit and debit card transaction fees is primarily due to increased transaction volume. Although the gain on sale of mortgage loans for the quarter ended September 30, 2007 is comparable to the same period in 2006, the gains for the third quarter of 2007 are down from the second quarter of 2007, due to reduced volumes reflecting the nationwide slow down in the residential mortgage market.

Non-interest Expenses

An analysis of the components of non-interest expense is presented in the table below.

(Dollars in thousands)	Three Months Ended September 30,
	2007	2006	$ Change	% Change
Salaries and employee benefits	$12,221	$11,264	$957	8%
Occupancy	3,887	2,795	1,092	39%
Data processing	1,610	1,505	105	7%
Equipment	2,076	1,618	458	28%
Legal, accounting, and consulting	681	574	107	19%
Marketing	799	957	(158)	(17)%
Telephone	584	603	(19)	(3)%
Supplies	320	357	(37)	(10)%
Delivery	320	276	44	16%
Other real estate owned	217	142	75	53%
FDIC insurance premiums	449	60	389	648%
Amortization of intangibles	642	325	317	98%
Check imprint expense	209	59	150	254%
Other	3,462	2,372	1,090	46%

	$27,477	$22,907	$4,570	20%

Non-interest expenses were $27.5 million and $22.9 million for the quarters ended September 30, 2007 and 2006, respectively, and represent an increase of $4.6 million or 20%. The acquisition of Front Range contributed approximately $3.8 million toward the overall increase in non-interest expenses during the quarter. Salary and benefits increased approximately $957,000, due primarily to the additional Front Range employees. The increase in occupancy expense reflects the acquisition of Front Range, the lease of space in Phoenix for three new branches, additional administrative space in Albuquerque, a new branch in Rio Rancho, and new branch locations in Denver and Ft Collins, Colorado. The increase in equipment is primarily due to Front Range and our continued organic growth. The increase in FDIC insurance premiums is primarily due to new FDIC assessment rates that took effect at the beginning of 2007. These rates are significantly higher than the previous assessment rates. The new assessment system allowed eligible insured depository institutions to share a one-time assessment credit pool, which offset premiums for a period of time. First Community Bank’s share of the credit was used up in the third quarter of 2007, resulting in the increase. The increase in amortization of intangibles is due to the acquisition of Front Range. The increase in other non-interest expenses is primarily due to an $180,000 fraud loss, an increase of approximately $113,000 related to a new credit and debit card reward point program, and the $617,000 loss on redemption of the First State NM Statutory Trust II, partially offset by the net gain of $168,000 on the redemption of Access Anytime Trust I.

Consolidated Results of Operations for the Nine Months Ended September 30, 2007

Our net income for the nine months ended September 30, 2007 was $20.3 million, or $0.98 per diluted share, compared to $17.0 million or $0.95 per diluted share for the same period in 2006. Our annualized return on average assets was 0.85% for the nine months ended September 30, 2007, compared to 0.89% for the same period of 2006.

Our net interest income increased $13.9 million to $99.2 million for the nine months ended September 30, 2007 compared to $85.3 million for the same period of 2006. This increase was composed of a $38.1 million increase in total interest income, partially offset by a $24.2 million increase in total interest expense.

The increase in interest income was composed of an increase of $32.8 million due to increased average interest earning assets of $545.7 million, and an increase of $5.3 million due to a 0.31% increase in the yield on average interest-earning assets. The increase in average interest-earning assets primarily occurred in loans. Of the total increase in average loans of $496.3 million, approximately $295.3 million of the increase was made possible by new loan production and our successful efforts to attract new customers and approximately $201.0 million was directly a result of the loans acquired in the Front Range transaction.

The increase in total interest expense was composed of an increase of $16.6 million due to increased average interest-bearing liabilities of $517.2 million and an increase of $7.6 million due to a 0.62% increase in the cost of interest-bearing liabilities. The increase in average interest-bearing liabilities was primarily due to an increase in average interest-bearing deposits of $359.3 million. The increase in average interest-bearing deposits is composed of approximately $136.0 million as a result of our success in increasing market share in New Mexico and Colorado and approximately $223.3 million was directly a result of the interest bearing deposits acquired in the Front Range transaction. Average short-term borrowings increased by $120.7 million, which was partially offset by a $34.0 million decrease in long-term debt. Short-term borrowings have increased as a result of deposit growth being lower than loan growth. However, total borrowings at September 30, 2007 were substantially lower compared to June 30, 2007, resulting from payments made from the loan sale proceeds and deposit growth that occurred in the third quarter of 2007.

Non-interest Income

An analysis of the components of non-interest income is presented in the table below.

(Dollars in thousands)	Nine Months Ended September 30,
	2007	2006	$Change	%Change
Service charges on deposit accounts	$7,343	$5,630	$1,713	30%
Other banking service fees	717	687	30	4%
Credit and debit card transaction fees	3,156	2,093	1,063	51%
Gain (loss) on sale or call of investment securities	30	(140)	170	(121)%
Check imprint income	550	441	109	25%
Gain on sale of mortgage loans	3,783	3,530	253	7%
Income on cash surrender value of bank- owned life insurance	1,723	887	836	94%
Other	1,784	1,058	726	69%

	$19,086	$14,186	$4,900	35%

Non-interest income for the nine months ended September 30, 2007 was $19.1 million, compared to $14.2 million for the same period in 2006, an increase of $4.9 million or 35%. The increase in service charges on deposit accounts is primarily due to an increase in overdraft and NSF fees and the Front Range acquisition. The increase in credit and debit card transaction fees is primarily due to increased transaction volume. The increase in income on cash surrender value of bank-owned life insurance is primarily due to the receipt of approximately $570,000 from the death benefit of an insured employee and policies acquired in the Front Range transaction. The increase in other non-interest income includes $132,000 of interest income on monies held in escrow for the exchange of Front Range shares for cash that is non-recurring. The increase in other non-interest income is also due to an increase in rental income and gains on sales of other real estate owned.

Non-interest Expenses

An analysis of the components of non-interest expense is presented in the table below.

(Dollars in thousands)	Nine Months Ended September 30,
	2007	2006	$ Change	%Change
Salaries and employee benefits	$38,175	$32,905	$5,270	16%
Occupancy	10,966	8,143	2,823	35%
Data processing	4,860	4,076	784	19%
Equipment	5,999	4,471	1,528	34%
Legal, accounting, and consulting	2,147	2,662	(515)	(19)%
Marketing	2,520	2,971	(451)	(15)%
Telephone	1,803	1,542	261	17%
Supplies	992	1,019	(27)	(3)%
Delivery	914	787	127	16%
Other real estate owned	733	258	475	184%
FDIC insurance premiums	588	171	417	244%
Amortization of intangibles	1,729	975	754	77%
Check imprint expense	542	417	125	30%
Other	8,687	7,532	1,155	15%

	$80,655	$67,929	$12,726	19%

Non-interest expenses were $80.7 million and $67.9 million for the nine months ended September 30, 2007 and 2006 respectively, and represent an increase of $12.7 million or 19%. The acquisition of Front Range contributed approximately $8.9 million toward the overall increase in non-interest expenses during the nine months ended September 30, 2007. Of the $5.3 million increase in salaries and benefits, approximately $3.6 million is due to the additional employees of Front Range, and includes approximately $617,000 in retention and stay bonuses for Front Range employees. The remaining increase in salaries and benefits is primarily due to normal compensation increases for job performance and an increase in incentives and mortgage loan commissions. The increase in occupancy expense reflects the acquisition of Front Range, the lease of space in Phoenix for three new branches, additional administrative space in Albuquerque, a new branch in Rio Rancho, and new branch locations in Denver and Ft. Collins, Colorado. The increase in data processing expense is primarily due to fees related to the Front Range system conversion, an increase in ATM processing fees and an increase in expenses associated with software maintenance contracts. The increase in equipment is primarily due to Front Range and our continued organic growth. The decrease in legal, accounting and consulting expense is primarily due to expenses incurred in the nine months ended September 30, 2006, for the conversion and implementation of information systems related to the acquisitions of Access Anytime Bancorp Inc. and New Mexico Financial Corporation. The decrease in marketing is primarily due to a decrease in direct advertising expense, partially related to advertising in 2006 for the Bank’s name change. The increase in expenses related to other real estate owned is primarily due to a write-down of a property and expenses related to other real estate owned acquired in the Front Range transaction. The increase in FDIC insurance premiums is primarily due to new FDIC assessment rates that took effect at the beginning of 2007. These rates are significantly higher than the previous assessment rates. The new assessment system allowed eligible insured depository institutions to share a one-time assessment credit pool, which offset premiums for a period of time. First Community Bank’s share of the credit was used up in the third quarter of 2007, resulting in the increase. The increase in amortization of intangibles is directly related to the acquisition of Front Range. The increase in other non-interest expenses is primarily due to an $180,000 fraud loss, an increase of approximately $273,000 related to a new credit and debit card reward point program, and the $617,000 loss on redemption of the First State NM Statutory Trust II, partially offset by the net gain of $168,000 on the redemption of Access Anytime Trust I.

In June 2007, one New Mexico branch facility was closed. This property is included in other real estate owned, was listed for sale, and is currently under contract. We closed another New Mexico branch facility in the third quarter of 2007 and are currently using the facility for administrative purposes. We expect to close an additional New Mexico branch facility in the fourth quarter of 2007. In addition, during the third quarter of 2007, two branch facilities in Colorado, one that was leased and one that was owned, were closed. The owned property was sold in July 2007. The agreement on the leased property expires in January 2008 and has minimal financial impact over the remainder of 2007.

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

	Nine months ended September 30, 2007	Twelve months ended December 31, 2006	Nine months ended September 30, 2006
	(Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
Balance beginning of period	$23,125	$17,413	$17,413
Allowance related to acquired loans	2,958	2,128	2,128
Provision for loan losses	6,559	6,993	5,488
Net charge-offs	(3,026)	(3,409)	(2,245)

Balance end of period	$29,616	$23,125	$22,784

Allowance for loan losses to total loans held for investment	1.20%	1.15%	1.16%
Allowance for loan losses to non-performing loans	158%	166%	127%

	September 30, 2007	December 31, 2006	September 30, 2006
	(Dollars in thousands)
NON-PERFORMING ASSETS:
Accruing loans – 90 days past due	$236	$75	$—
Non-accrual loans	18,463	13,851	17,955

Total non-performing loans	18,699	13,926	17,955
Other real estate owned	18,736	6,396	1,027

Total non-performing assets	$37,435	$20,322	$18,982

Potential problem loans	$51,610	$35,916	$32,809
Total non-performing assets to total assets	1.12%	0.73%	0.71%

As part of the acquisition of Front Range, First State identified loans with a face value of approximately $47.4 million to be sold. The loans identified to be sold included non-accrual loans with an estimated net realizable value of approximately $14.8 million and potential problem loans with an estimated net realizable value of approximately $8.8 million. The loan sale was finalized during the third quarter of 2007.

Our provision for loans losses was $2.4 million for the third quarter of 2007 compared to $1.4 million for the same period in 2006. The provision for loan losses for the nine months ended September 30, 2007 was $6.6 million, compared to $5.5 million for the same period in 2006. The increase is primarily a result of an increase in net charge-offs. Net charge-offs were $2.0 million for the three months ended September 30, 2007, compared to $273,000 for the same period in 2006. The allowance for loans losses was 1.20% and 1.16% of total loans held for investment at September 30, 2007 and September 30, 2006, respectively. The ratio of allowance for loan losses to non-performing loans was 158% and 127% at September 30, 2007 and September 30, 2006, respectively. In assessing the adequacy of the allowance, management reviews the size, quality, and risks of loans in the portfolio, and considers factors such as specific known risks, past experience, the status and amount of non-performing assets, and economic conditions.

Other real estate owned increased approximately $17.7 million compared to the same period of 2006. Other real estate owned at September 30, 2007 includes $9.5 million in foreclosed or repossessed assets, $4.4 million in other real estate owned acquired as part of the Front Range acquisition, and approximately $4.8 million in bank facilities listed for sale.

The foreclosed or repossessed assets include a residential lot development property in Denver, Colorado, which was transferred to other real estate owned in December 2006. During the second quarter, we reached agreement to sell this property to a national homebuilder. This agreement involves the sale of the lots in phases, with the last purchase to be completed in mid 2009. In mid July, we received $1.1 million from the first of five takedowns and the value of the property was reduced from $5.6 million to $4.5 million. The next takedown is scheduled for the first quarter of 2008.

The $4.4 million of other real estate owned acquired from Front Range represents the estimated value of an 8.2 acre property in Broomfield, Colorado, purchased by Front Range in 2001 and referred to as “Heritage Place.” The Heritage Place property was under contract to be sold for $4.6 million, however, the contract was terminated in August 2007. The property had previously been valued at $5.7 million, but based on the proposed $4.6 million contract, less estimated selling costs, the property was written down to $4.4 million in the third quarter of 2007, resulting in a $1.3 million increase to goodwill.

The $4.8 million of bank facilities listed for sale is comprised of two recently closed facilities and three parcels of vacant land previously held for future branch locations. In addition, during the third quarter of 2007, a branch facility built by Front Range which was not occupied and was classified as other real estate owned was sold for $2.1 million.

Potential problem loans are loans not included in non-performing loans that we have doubts as to the ability of the borrowers to comply with present loan repayment terms.

Liquidity and Capital Expenditures

Our primary sources of funds are customer deposits, loan repayments, and maturities of investment securities. We have additional sources of liquidity in the form of borrowings, brokered certificates of deposit, and junior subordinated debentures. Sources of borrowings include federal funds purchased, securities sold under repurchase agreements, and borrowings from the Federal Home Loan Bank. To increase our liquidity, we have recently increased our junior subordinated debentures, as they qualify as capital for regulatory purposes.

First State assumed certain noncancellable operating leases with unrelated parties in conjunction with the acquisition of Front Range. Minimum future payments under these leases are approximately $3.0 million through 2017.

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

	Three Months Ended September 30,
	2007			2006
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$333,846	$7,210	8.57%	$261,124	$5,782	8.78%
Real estate	2,059,793	45,024	8.67%	1,600,999	34,676	8.59%
Consumer	55,481	1,435	10.26%	58,355	1,476	10.03%
Mortgage	14,123	241	6.77%	17,675	320	7.18%
Other	2,292	—	—	1,946	—	—

Total loans	2,465,535	53,910	8.67%	1,940,099	42,254	8.64%
Allowance for loan losses	(29,945)			(22,336)
Securities:
U.S. government and mortgage-backed	398,044	4,541	4.53%	340,187	3,752	4.38%
State and political subdivisions:
Non-taxable	49,655	643	5.14%	45,769	594	5.15%
Other	19,510	275	5.59%	10,455	160	6.07%

Total securities	467,209	5,459	4.64%	396,411	4,506	4.51%
Interest-bearing deposits with other banks	4,319	46	4.23%	6,438	81	4.99%
Federal funds sold	8,349	100	4.75%	5,983	103	6.83%

Total interest-earning assets	2,945,412	59,515	8.02%	2,348,931	46,944	7.93%
Non-interest-earning assets:
Cash and due from banks	75,232			67,928
Other	320,867			198,272

Total non-interest-earning assets	396,099			266,200

Total assets	$3,311,566			$2,592,795

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$327,265	$907	1.10%	$317,835	$964	1.20%
Certificates of deposit > $100,000	756,413	9,248	4.85%	550,067	6,342	4.57%
Certificates of deposit < $100,000	475,825	5,628	4.69%	385,730	3,921	4.03%
Money market savings accounts	350,604	3,027	3.43%	255,448	2,059	3.20%
Regular savings accounts	112,451	284	1.00%	108,747	308	1.12%

Total interest-bearing deposits	2,022,558	19,094	3.75%	1,617,827	13,594	3.33%
Federal funds purchased and securities sold under agreements to repurchase	183,709	1,976	4.27%	136,049	1,509	4.40%
Short-term borrowings	176,289	2,318	5.22%	86,311	1,171	5.38%
Long-term debt	13,966	193	5.48%	21,138	265	4.97%
Junior subordinated debentures	109,393	2,031	7.37%	57,798	1,183	8.12%

Total interest-bearing liabilities	2,505,915	25,612	4.05%	1,919,123	17,722	3.66%
Non-interest-bearing demand accounts	478,753			438,542
Other non-interest-bearing liabilities	19,525			12,256

Total liabilities	3,004,193			2,369,921
Stockholders’ equity	307,373			222,874

Total liabilities and stockholders’ equity	$3,311,566			$2,592,795

Net interest income		$33,903			$29,222

Net interest spread			3.97%			4.27%
Net interest margin			4.57%			4.94%
Ratio of average interest-earning assets to average interest-bearing liabilities			117.54%			122.40%

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$327,680	$21,068	8.60%	$243,669	$15,805	8.67%
Real estate	1,960,825	127,700	8.71%	1,544,452	96,686	8.37%
Consumer	56,398	4,268	10.12%	61,466	4,522	9.84%
Mortgage	18,080	850	6.29%	17,805	922	6.92%
Other	2,275	—	—	1,614	—	—

Total loans	2,365,258	153,886	8.70%	1,869,006	117,935	8.44%
Allowance for loan losses	(27,987)			(21,211)
Securities:
U.S. government and mortgage-backed	411,401	14,071	4.57%	368,407	12,053	4.37%
State and political subdivisions:
Non-taxable	49,928	1,908	5.11%	45,163	1,757	5.20%
Other	18,190	697	5.12%	13,328	524	5.26%

Total securities	479,519	16,676	4.65%	426,898	14,334	4.49%
Interest-bearing deposits with other banks	4,115	143	4.65%	6,174	253	5.48%
Federal funds sold	10,364	395	5.10%	11,499	505	5.87%

Total interest-earning assets	2,859,256	171,100	8.00%	2,313,577	133,027	7.69%
Non-interest-earning assets:
Cash and due from banks	73,446			69,846
Other	293,837			194,568

Total non-interest-earning assets	367,283			264,414

Total assets	$3,198,552			$2,556,780

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$336,637	$2,831	1.12%	$322,884	$2,755	1.14%
Certificates of deposit > $100,000	708,841	25,692	4.85%	524,699	16,126	4.11%
Certificates of deposit < $100,000	448,945	15,487	4.61%	366,288	10,744	3.92%
Money market savings accounts	324,898	8,117	3.34%	249,493	5,536	2.97%
Regular savings accounts	115,402	904	1.05%	112,092	924	1.10%

Total interest-bearing deposits	1,934,723	53,031	3.66%	1,575,456	36,085	3.06%
Federal funds purchased and securities sold under agreements to repurchase	187,789	6,102	4.34%	147,217	4,493	4.08%
Short-term borrowings	181,362	7,170	5.29%	60,678	2,329	5.13%
Long-term debt	16,133	651	5.40%	50,166	1,456	3.88%
Junior subordinated debentures	88,556	4,928	7.44%	57,834	3,342	7.73%

Total interest-bearing liabilities	2,408,563	71,882	3.99%	1,891,351	47,705	3.37%
Non-interest-bearing demand accounts	463,464			437,364
Other non-interest-bearing liabilities	18,198			10,629

Total liabilities	2,890,225			2,339,344
Stockholders’ equity	308,327			217,436

Total liabilities and stockholders’ equity	$3,198,552			$2,556,780

Net interest income		$99,218			$85,322

Net interest spread			4.01%			4.32%
Net interest margin			4.64%			4.93%
Ratio of average interest-earning assets to average interest-bearing liabilities			118.71%			122.32%

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

Rising and falling interest rate environments can have various impacts on a bank’s net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank’s various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of September 30, 2007, our cumulative interest rate gap for the period up to three months was a positive $284.2 million and for the period up to one year was a positive $120.2 million. Based solely on our interest rate gap of twelve months or less, our net income could be unfavorably impacted by decreases in interest rates or favorably impacted by increases in interest rates.

The following table sets forth our estimate of maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at September 30, 2007. The amounts are based upon regulatory reporting formats and, therefore, may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with accounting principles generally accepted in the United States of America. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Less than three months	Three months to less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$99,779	$130,986	$150,538	$87,187	$468,490
Interest-bearing deposits with other banks	705	793	737	—	2,235
Federal funds sold	7,109	—	—	—	7,109
Loans:
Commercial	200,954	43,895	82,036	7,235	334,120
Real estate	1,165,522	276,308	535,672	113,697	2,091,199
Consumer	10,862	11,304	24,632	6,866	53,664

Total interest-earning assets	$1,484,931	$463,286	$793,615	$214,985	$2,956,817

Interest-bearing liabilities:
Savings and NOW accounts	$157,179	$192,663	$349,835	$86,222	$785,899
Certificates of deposit greater than $100,000	480,468	196,476	96,432	848	774,224
Certificates of deposit less than $100,000	126,077	236,221	120,710	1,485	484,493
Securities sold under agreements to repurchase	187,827	—	—	—	187,827
FHLB advances and other	156,378	1,989	8,916	1,012	168,295
Junior subordinated debentures	92,787	—	9,986	—	102,773

Total interest-bearing liabilities	$1,200,716	$627,349	$585,879	$89,567	$2,503,511

Interest rate gap	$284,215	$(164,063)	$207,736	$125,418	$453,306

Cumulative interest rate gap at September 30, 2007	$284,215	$120,152	$327,888	$453,306

Cumulative gap ratio at September 30, 2007	1.24	1.07	1.14	1.18

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2007, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures and internal control over financial reporting are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in our internal control over financial reporting or in other factors that occurred during the registrant’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.	Other Information

On October 26, 2007, First State Bancorporation’s Board of Directors approved the appointment of Kathleen Avila to its Nominating Committee.

Item 6.	Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank N.M. (formerly known as First State Bank of Taos), First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation. (6)

2.2	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (9)

2.3	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation, and Ranchers Banks. (10)

2.4	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc., and AccessBank. (11)

2.5	Agreement and Plan of Merger, dated as of October 4, 2006, by and among First State Bancorporation, MSUB, Inc., Front Range Capital Corporation, and Heritage Bank. (15)

2.6	Loan Purchase Agreement, dated July 27, 2007, by and between First Community Bank, successor by merger to Heritage Bank and CAPFINANCIAL CV2, LLC. (20)

3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (14)

3.3	Amended Bylaws of First State Bancorporation. (7)

10.1	Executive Employment Agreement. (5)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (4)

10.3	Deferred Compensation Agreement. (7) (Participation and contributions to this Plan have been frozen as of December 31, 2004.)

10.4	First Amendment to Executive Employment Agreement. (8)

10.5	Officer Employment Agreement. (8)

10.6	First Amendment to Officer Employment Agreement. (8)

10.7	First State Bancorporation Deferred Compensation Plan. (3)

10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (17)

10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (13)

10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (13)

10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (2)

10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (12)

10.13	Third Amendment to First State Bancorporation 2003 Equity Incentive Plan. (14)

10.14	Compensation Committee Approval and Board Ratification of Certain Executive Salaries. (16)

10.15	Fourth Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (21)

10.16	Second Amendment to Executive Employment Agreement (Stanford) (19)

10.17	Second Amendment to Executive Employment Agreement (Dee) (19)

10.18	Second Amendment to Executive Employment Agreement (Spencer) (19)

10.19	Second Amendment to Executive Employment Agreement (Martin) (19)

10.20	Key Executives Incentive Plan. (22)

14	Code of Ethics for Executives. (7)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. *

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. *

99.1	First State Bancorporation Compensation Committee Charter, as amended. (18)

(1)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997, SEC file No. 333-28217.
(3)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.
(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003.
(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001.
(6)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on May 31, 2002.
(7)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003.
(8)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2005.
(9)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(10)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(12)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003, SEC file No. 333-104906.
(13)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2006.
(14)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2006.
(15)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed October 5, 2006.
(16)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed November 2, 2006.
(17)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on January 20, 2006.
(18)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2007.
(19)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 27, 2007.
(20)	Incorporated by reference to Exhibit 2.1 from First State Bancorporation’s Form 8-K filed on August 1, 2007.
(21)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2007.
(22)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on August 10, 2007.
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST STATE BANCORPORATION

Date: November 9, 2007	By:	/s/ Michael R. Stanford
Michael R. Stanford, President & Chief Executive Officer

Date: November 9, 2007	By:	/s/ Christopher C. Spencer
Christopher C. Spencer, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank N.M. (formerly known as First State Bank of Taos), First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation. (6)

2.2	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (9)

2.3	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation, and Ranchers Banks. (10)

2.4	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc., and AccessBank. (11)

2.5	Agreement and Plan of Merger, dated as of October 4, 2006, by and among First State Bancorporation, MSUB, Inc., Front Range Capital Corporation, and Heritage Bank. (15)

2.6	Loan Purchase Agreement, dated July 27, 2007, by and between First Community Bank, successor by merger to Heritage Bank and CAPFINANCIAL CV2, LLC. (20)

3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (14)

3.3	Amended Bylaws of First State Bancorporation. (7)

10.1	Executive Employment Agreement. (5)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (4)

10.3	Deferred Compensation Agreement. (7) (Participation and contributions to this Plan have been frozen as of December 31, 2004.)

10.4	First Amendment to Executive Employment Agreement. (8)

10.5	Officer Employment Agreement. (8)

10.6	First Amendment to Officer Employment Agreement. (8)

10.7	First State Bancorporation Deferred Compensation Plan. (3)

10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (17)

10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (13)

10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (13)

10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (2)

10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (12)

10.13	Third Amendment to First State Bancorporation 2003 Equity Incentive Plan. (14)

10.14	Compensation Committee Approval and Board Ratification of Certain Executive Salaries. (16)

10.15	Fourth Amendment to First State Bancorporation 2003 Equity Incentive Plan. (21)

10.16	Second Amendment to Executive Employment Agreement (Stanford) (19)

10.17	Second Amendment to Executive Employment Agreement (Dee) (19)

10.18	Second Amendment to Executive Employment Agreement (Spencer) (19)

10.19	Second Amendment to Executive Employment Agreement (Martin) (19)

10.20	Key Executives Incentive Plan (22)

14	Code of Ethics for Executives. (7)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. *

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. *

99.1	First State Bancorporation Compensation Committee Charter, as amended. (18)

(1)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997, SEC file No. 333-28217.
(3)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.
(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003.
(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001.
(6)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on May 31, 2002.
(7)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003.
(8)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2005.
(9)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(10)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(12)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003, SEC file No. 333-104906.
(13)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2006.
(14)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2006.
(15)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed October 5, 2006.
(16)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed November 2, 2006.
(17)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on January 20, 2006.
(18)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2007.
(19)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 27, 2007.
(20)	Incorporated by reference to Exhibit 2.1 from First State Bancorporation’s Form 8-K filed on August 1, 2007.
(21)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2007.
(22)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on August 10, 2007.
*	Filed herewith.