Form 10-K
period 2007-12-31
FIRST STATE BANCORPORATION
filed 2008-03-17
CIK 897861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $443,032,000, computed by reference to the closing sale price of the stock on The Nasdaq Stock Market on June 30, 2007, the last trading day of the registrant’s most recently completed second fiscal quarter.

As of March 12, 2008, there were 20,111,523 shares of Common Stock issued and outstanding.

Documents Incorporated By Reference

Certain Part III information is incorporated herein by reference, pursuant to Instruction G of Form 10-K, from First State Bancorporation’s Proxy Statement for its 2008 Annual Shareholders’ Meeting to be filed with the Commission within 120 days after December 31, 2007.

PART I

Item 1:	Business.

First State Bancorporation

We are a New Mexico-based bank holding company. We provide commercial banking services to businesses through our subsidiary bank, First Community Bank, (“First Community Bank” or “Bank”). At December 31, 2007, we operated 61 branch offices, including thirty-five in New Mexico (three offices in Taos, twelve offices in Albuquerque, four offices in Santa Fe, two offices each in Rio Rancho, Belen, Las Cruces, and Clovis, and one office each in Los Lunas, Gallup, Portales, Grants, Bernalillo, Pojoaque, Placitas, and Moriarty), twenty in Colorado (three offices each in Denver and Longmont, two offices each in Boulder, Ft. Collins, Lafayette, Louisville, and Colorado Springs, and one office each in Erie, Lakewood, Broomfield, and Littleton), two in Utah (Midvale and Salt Lake City), and four in Arizona (three offices in Phoenix and one in Sun City). At December 31, 2007, we had total assets, total deposits, and total stockholders’ equity of $3.424 billion, $2.575 billion, and $310.9 million, respectively.

Our management strategy is to provide a business culture in which customers are provided individualized customer service. As part of our operating and growth strategies, we are working to (i) place greater emphasis on attracting core deposits from, and providing financial services to, local businesses and governments; (ii) expand operations in the Albuquerque metropolitan area (which consists of Albuquerque and Rio Rancho), Santa Fe, Las Cruces, and other strategic areas in New Mexico; (iii) expand operations in the Colorado and Utah markets including the Denver metropolitan area, Boulder, Ft. Collins, Colorado Springs, Salt Lake City, and the surrounding areas; (iv) expand operations in Arizona focusing on the greater Phoenix metropolitan area; (v) maintain asset quality through strict adherence to credit administration standards; (vi) manage interest rate risk; (vii) continue to improve internal operating systems; (viii) increase non-interest income; and (ix) manage non-interest expenses.

We believe that we are well qualified to pursue an aggressive growth strategy throughout New Mexico, Colorado, Utah, and Arizona due to our responsive customer service, our streamlined management structure, management’s and employees’ strong community involvement in our business locations. We believe that expansion opportunities exist in many of our markets, including the Albuquerque, Salt Lake City, and Phoenix metropolitan areas, Santa Fe and Las Cruces, and the front range of Colorado from Colorado Springs to Ft. Collins. We believe our current branches will support significant additional volumes of loans and deposits with only modest additions to staff. New branches will be added strategically in existing markets on a selective basis. See “Growth Strategy.”

At December 31, 2007, First State Bancorporation and First Community Bank were “well capitalized” under regulatory capital guidelines.

Our executive offices are located at 7900 Jefferson NE, Albuquerque, New Mexico 87109, and our telephone number is (505) 241-7500.

History

First Community Bank, originally organized as First State Bank, began operations in 1922 in Taos County, New Mexico. First State Bancorporation and an affiliated company, New Mexico Bank Corporation, were organized under the laws of New Mexico in 1988 to acquire banking institutions in New Mexico. In December 1988, we acquired First State Bank, and New Mexico Bank Corporation acquired National Bank of Albuquerque (“NBA”). After a change in New Mexico banking laws in 1991, First State Bancorporation and New Mexico Bank Corporation merged, and the operations of NBA were merged into First State Bank in December 1991.

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

On October 1, 2002, we entered the Colorado and Utah markets when we completed our acquisition of First Community Industrial Bank (“FCIB”). We acquired approximately $343 million in loans and approximately $242 million in deposits, and recognized goodwill of approximately $43 million related to the transaction.

On January 3, 2006, we completed the acquisition of Access Anytime Bancorp, Inc. and its wholly owned subsidiary, AccessBank (“Access”) and on January 10, 2006, we completed the acquisition of New Mexico Financial Corporation and its wholly owned subsidiary, Ranchers Banks (“NMFC”). Through the Access transaction, we added branches in Albuquerque, Clovis, Gallup, Las Cruces, and Portales, New Mexico. We also entered the Arizona market through the Access Sun City branch. We acquired approximately $195 million in loans and $314 million in deposits, and recognized goodwill of approximately $19 million related to the Access transaction. Through the NMFC transaction, we added branches in Albuquerque, Belen, Los Lunas, Grants, and Moriarty, New Mexico. We acquired approximately $34 million in loans and $96 million in deposits, and recognized goodwill of approximately $4 million related to the NMFC transaction. See Note 2 of Notes to Consolidated Financial Statements for additional information on these acquisitions.

On March 1, 2007, we completed the acquisition of Front Range Capital Corporation and its subsidiary, Heritage Bank (“Front Range”), for $72 million in cash. We acquired approximately $292 million in loans and $360 million in deposits, and recognized goodwill of approximately $61 million related to the transaction. The transaction added 13 branches to our franchise in the Denver-Boulder-Longmont triangle along Colorado’s front range. Subsequent to the completion of the transaction, we closed two of the Front Range branches, one in Firestone, Colorado and one in Denver, Colorado. See Note 2 of Notes to Consolidated Financial Statements for additional information on this acquisition.

Operating Strategy

Our operating strategies include:

•	Pursuing an aggressive growth strategy

•	Providing responsive, personal customer service

•	Fostering a culture in which employees are valued and respected

•	Attracting new account relationships

•	Emphasizing community involvement

•	Maintaining asset quality

•	Increasing efficiency

•	Optimizing asset/liability management

Pursuing an Aggressive Growth Strategy. We intend to continue the aggressive growth strategy that has been successful for us over the years in New Mexico and which we are currently employing in our new markets of Colorado, Utah, and Arizona. Our markets are characterized by numerous acquisitions of local community banks by out of state institutions. We believe that our high touch personalized approach to banking provides us with a competitive advantage in this environment. Furthermore, the Colorado, Utah, and Arizona markets, which are relatively new to us, are much larger than our home market of New Mexico and therefore, should provide us with significant growth prospects. We expect to focus our growth over the next two to three years on a combination of internal growth and de novo branch openings within the existing four state footprint. We will consider strategic acquisitions as opportunities arise. See “Growth Strategy.”

Customer Service. Our objective is to increase market share in both lending volume and deposits by providing responsive customer service that is tailored to our customers’ needs. By maximizing personal contact with customers, maintaining low employee turnover, and endeavoring to understand the needs and preferences of our customers, we are working to maintain and further enhance our reputation for providing excellent customer service. We have developed a streamlined management structure that allows us to make credit and other banking decisions rapidly. We believe that this structure, when compared to other competing institutions, enables us to provide a higher degree of service and increased flexibility to creditworthy customers.

Employees. We recognize that our individual employees are the core of our overall business strategy. We are committed to providing a workplace environment in which the individual employee is valued and respected. We have strategically hired and promoted within the Bank and have provided each region with local decision making ability which allows us to better serve and attract small to medium size businesses.

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

Community Involvement. First Community Bank’s management and other employees participate actively in a wide variety of civic and community activities and organizations in New Mexico, Colorado, Utah, and Arizona. First Community Bank’s management also sponsors a number of community-oriented programs and events each year, contributing approximately $1.6 million to these organizations in 2007. We believe that these activities assist First Community Bank through increased visibility and through development and maintenance of customer relationships.

Maintaining Asset Quality. We believe that we can mitigate our credit risk by adhering to strict underwriting criteria and carefully monitoring our loan portfolio. We aggressively manage our past due and classified loans to limit our net charge-offs. While our lenders are primarily responsible for identifying potential problem loans, our experienced internal loan review staff assists in that process. In addition, this group reviews our overall credit administration. In mid-2007, we began co-sourcing the loan review function and in January 2008 the loan review function was fully outsourced. We believe that this outsourcing allows for a more efficient and independent assessment of potential credit weakness. We believe that we can further mitigate our credit risk by maintaining a loan portfolio that has a small average loan size and that is geographically diverse.

Increasing Efficiency. We believe that our investments in technology will continue to produce operational efficiencies over the next few years. We have completed major network and communications infrastructure updates. We have also completed our desktop virtualization project and have begun a migration to server virtualization. All of our locations are linked together by a private voice and data network eliminating long distance costs for intracompany phone calls and data transmission. We have implemented Thin Client desktops, IP Telephony, and VPN technology, all of which allow bank employees greater communication flexibility throughout the organization as well as increasing worker productivity, while reducing support and maintenance costs. We are planning for significant enhancements to our automated banking channels to better serve both our retail and commercial customers. We continue to experience operating efficiencies by leveraging the technologies brought about by the Check 21 Act as all of our branch locations are utilizing remote check capture and imaged deposit and loan workflow technologies. digiPost™, our merchant remote capture product, has aided us in gaining market share in markets with fewer branch locations. We are strategically focusing on improving processes and workflows of our existing systems as well as evaluating future and emerging technologies. We believe these investments will allow us to expand our asset base without a commensurate increase in non-interest expenses.

We continue to evaluate and improve our branch locations and facilities. Over the last several years, we have repositioned and renovated several of our facilities to improve the future growth in our markets. Our occupancy expenses have increased substantially in 2006 and 2007 with the acquisitions of Access, NMFC, and Front Range and the addition of de novo branches in Colorado Springs, Colorado and Rio Rancho, New Mexico in the third quarter of 2006 and the addition of de novo branches in Albuquerque, New Mexico, Phoenix, Arizona, Denver, Colorado and Ft. Collins, Colorado in 2007. In addition, a de novo branch is scheduled to open in Las Cruces, New Mexico during the second quarter of 2008. During 2007, we closed two branches, one located in Los Lunas, New Mexico and one in Edgewood, New Mexico, two branches in Albuquerque, New Mexico, and two branches acquired in the Front Range acquisition, one in Firestone, Colorado and one in Denver, Colorado. Another branch located in Albuquerque, New Mexico acquired from Access was converted to an administrative facility. We believe our investments in facilities will facilitate future growth as well as enable us to provide the convenience and quality of service that our customers deserve.

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

Growth Strategy

We expect to continue pursuing a growth strategy through a combination of internal growth, by selectively opening de novo branches throughout our markets in strategic locations, and by attracting employees and management teams who are not satisfied by working at larger organizations. Although a significant amount of our growth over the last several years has come through acquisition, we expect that our emphasis will be on organic growth over the next two to three years. However, we will consider strategic acquisitions as opportunities arise. Our total assets have grown from $828 million at December 31, 2001, to $3.424 billion at December 31, 2007. During the years 2002 through 2007, our acquisitions of FCIB, Access, NMFC, and Front Range have added approximately $1.389 billion in total assets. Since 1993, large out of state financial institutions have acquired several banks that compete with us. These institutions concentrate on the mass retail customer base and extremely large customers. They also tend to reduce service levels to small to medium size businesses. These institutions’ method of doing business affords us a continuing opportunity to gain profitable new account relationships and to expand existing relationships by positioning ourselves as a local responsive alternative to the impersonal service of the larger banks.

We believe that there continue to be attractive opportunities to open new branches. Consolidation in the banking industry and increased regulatory burdens on existing institutions provide a favorable environment for such openings. We consider a variety of criteria when evaluating potential branch expansion, including (i) the short and long term growth prospects for the location; (ii) the management and other resources required to integrate the operations, if desirable; (iii) the degree to which the branch would enhance our geographic diversification; (iv) the degree to which the branch would enhance our presence in an existing market; and (v) the costs of operating the branch.

Our goal is to continue building a broad-based, well capitalized, diversified, customer-focused, regional financial institution while continuing to pursue the high growth strategy we have employed to date.

Market Areas and Banks

Markets. First Community Bank serves three distinct market areas within New Mexico: Central New Mexico, including the Albuquerque metropolitan area (Bernalillo and Sandoval Counties), Gallup (McKinley County), and Grants (Cibola County); Northern New Mexico including Taos (Taos County) and Santa Fe (Santa Fe County); and Southern New Mexico including Belen and Los Lunas (Valencia County), Moriarty (Torrance County), Clovis (Curry County), Portales (Roosevelt County), and Las Cruces (Dona Ana County). The Bank also operates in three distinct market areas along the Colorado front range: Central Colorado, including the Denver metropolitan area (Denver County), Littleton (Arapahoe County), and Lakewood (Jefferson County); Northern Colorado including Boulder, Lafayette, Louisville, and Longmont (Boulder County), Ft. Collins (Larimer County), Broomfield (Broomfield County), and Erie (Weld County); and Southern Colorado where we operate in Colorado Springs (El Paso County). The Bank’s Utah and Arizona markets include the Salt Lake City, Utah (Salt Lake County) metropolitan area, and the Phoenix, Arizona (Maricopa County) metropolitan area, including Sun City.

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

Grants, New Mexico, located 80 miles west of Albuquerque, was once home to one of the largest uranium mines in the United States. Although the Grants economy is now driven more by tourism, it still sits on top of the nation’s second largest uranium ore reserve.

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

Clovis, New Mexico and nearby Portales, New Mexico are small communities in the east-central side of the state. Clovis is home to Cannon Air Force Base, which under its new mission will remain open past 2009. Portales is home to one of the state’s major universities, Eastern New Mexico University. Both communities are also supported by agricultural activity.

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

The Colorado front range market area includes the Denver metropolitan area (with branches in Denver, Lakewood, and Littleton), and the surrounding communities of Colorado Springs, Longmont, Boulder, Louisville, Broomfield, Erie, Lafayette, and Ft. Collins. Denver, the capital of Colorado and the state’s largest city, has a diverse economy including telecommunications, aerospace, financial services, computer software, biomedical, and many other high tech sectors. Boulder and Colorado Springs also play host to a growing number of high technology industries. Many private sector leaders in their fields are located in the front range area, including Qwest Communications, Janus Funds, Frontier Airlines, Level 3

Communications, and Lockheed Martin. The Colorado front range has emerged as a premier center for high-tech and other businesses providing a blend of quality, affordable lifestyle, cultural and national sports attractions, and desirable climate.

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

Phoenix, in Maricopa County, has a very diverse economic base which has seen dramatic growth over the last several years. We believe our business model, which is designed to attract disenfranchised customers of the very large banks, should work well in Maricopa County, where the three largest banks currently have approximately 63% of the almost $56 billion deposit market. We intend to increase our market share through organic growth and an aggressive de novo branching strategy. Our entrance into the Maricopa County market began with a deposit only branch in Sun City, a retirement community just minutes away from Phoenix, which was acquired via Access in 2006. In 2007, we opened three full service branches in Phoenix. The Phoenix metropolitan area has a fairly diverse economy, including financial services, professional services, health care, leisure, hospitality, and government.

First Community Bank serves a diverse group of small to medium size businesses and provides conventional commercial loans to established commercial businesses. We offer a full range of financial services to our customers, including checking accounts, short and medium term loans, revolving credit facilities, inventory and accounts receivable financing, equipment financing, residential and commercial construction lending, residential mortgage loans, various savings programs, installment and personal loans, and safe deposit services.

First Community Bank. The following table sets forth certain information concerning the banking offices of First Community Bank as of December 31, 2007:

First Community Bank Locations (by Region)	Number of Facilities	Total Deposits	Total Loans
	(Dollars in thousands)
Northern New Mexico	8	$349,219	$249,985
Central New Mexico	18	1,134,150	1,084,088
Southern New Mexico	9	334,490	175,718
Northern Colorado	13	330,687	222,354
Central Colorado	5	173,282	287,336
Southern Colorado	2	80,531	119,902
Utah	2	19,642	267,847
Arizona	4	152,686	133,980

Total	61	$2,574,687	$2,541,210

The following is a summary of the percentage of our deposits to total deposits of FDIC insured institutions (market share) in the counties in which we do business as reported by the FDIC as of June 30, 2007, the latest date for which the data is available:

New Mexico

Taos	41.65%
Bernalillo	9.41%
Santa Fe	7.93%
Sandoval	40.20%
Valencia	28.63%
Torrance	33.04%
Dona Ana	4.91%
Cibola	15.59%
Curry	11.24%
Roosevelt	13.97%
McKinley	9.49%

Colorado

Larimer	0.42%
Boulder	4.20%
Denver	0.48%
Jefferson	0.37%
Arapahoe	0.32%
El Paso	1.73%
Broomfield	6.80%
Weld	0.81%

Utah

Salt Lake	0.02%

Arizona

Maricopa	0.19%

We believe that our greatest opportunity for growth in our current market area in New Mexico is in increasing our market share in Bernalillo, Valencia, Santa Fe, and Dona Ana counties. First Community Bank is the largest bank in Taos County and Sandoval County, and growth in those markets is expected to come from economic growth and not as a result of increased market share.

We continue to believe that the Colorado, Utah, and Arizona markets represent a great opportunity for growth as we continue to aggressively seek commercial banking relationships with small to medium-sized businesses. We expect that the continued integration of our individualized customer service will result in increased market share in Colorado, Utah, and Arizona.

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

Employees

As of December 31, 2007, we had 903 full-time equivalent employees. We place a high priority on staff development, training, and selective hiring. We select new employees on the basis of both technical skills and customer-service capabilities. Our staff development involves training in marketing, customer service, and regulatory compliance. Our employees are not covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

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

Supervision and regulation of bank holding companies and their subsidiaries are intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation (the “FDIC”), and the banking system as a whole, not for the protection of bank holding company stockholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines and other penalties for violation of laws and regulations.

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

As a bank holding company, we are a legal entity separate and distinct from First Community Bank. Our principal asset is the outstanding capital stock of First Community Bank. As a result, our ability to pay dividends on our common stock will depend primarily on the ability of First Community Bank to pay dividends to us in amounts in excess of the amounts required to service our obligations. Dividend payments from First Community Bank are subject to federal and state limitations, generally based on the capital level and current and retained earnings of the bank. Approval of the Federal Reserve Board is required, for example, for payment of any dividend if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits (as defined by regulatory agencies) for that year combined with its retained net profits for the preceding two years. First Community Bank may not pay a dividend in an amount greater than its net profits. First Community Bank is also prohibited under federal law from paying any dividend that would cause it to become undercapitalized. In addition, the Federal regulatory agencies are authorized to prohibit a bank or bank holding company from engaging in an unsafe or unsound banking practice. The payment of dividends could, depending on the financial condition of First Community Bank, be deemed to constitute an unsafe or unsound practice.

Under New Mexico law, First Community Bank may not pay a dividend on its common stock unless its remaining surplus after payment of such dividend is equal to at least 20% of its minimum common capital requirement. First Community Bank is also prohibited from paying dividends from undivided profits if its reserves against deposits are impaired or will become impaired as a result of such payment.

Capital Adequacy Requirements. We are subject to the Federal Reserve Board’s risk-based capital and leverage guidelines for bank holding companies. The minimum ratio of total capital to risk-weighted assets, which are the credit risk equivalents of balance sheet assets and certain off balance sheet items such as standby letters of credit, is 8%. At least half of the total capital must be composed of common stockholders’ equity (including retained earnings), trust preferred securities, qualifying non-cumulative perpetual preferred stock (and, for bank holding companies only, a limited amount of qualifying cumulative perpetual preferred stock), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, other disallowed intangibles, and disallowed deferred tax assets, among other items (“Tier 1 Capital”). The remainder may consist of a limited amount of subordinated debt, other perpetual preferred stock, hybrid capital instruments, mandatory convertible debt securities that meet certain requirements, as well as a limited amount of reserves for loan losses (“Tier 2 Capital”). The maximum amount of Tier 2 Capital that may be included in an organization’s qualifying total capital is limited to 100% of Tier 1 Capital. The Federal Reserve Board has also adopted a minimum leverage ratio for bank holding companies, requiring Tier 1 Capital of at least 4% of average total consolidated assets.

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

Risk-Based Capital and Leverage Ratios

	As of December 31, 2007 Risk-Based Ratios
	Tier I Capital	Total Capital	Leverage Ratio
First State Bancorporation	9.3%	10.3%	8.5%
First Community Bank	9.1%	10.1%	8.3%
Minimum required ratio	4.0%	8.0%	4.0%
“Well capitalized” minimum ratio	6.0%	10.0%	5.0%

The federal bank regulatory agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. In addition, the regulations of the Federal Reserve Board provide that concentration of credit risk, interest rate risk, and certain risks arising from nontraditional activities, as well as an institution’s ability to manage these risks, are important factors to be taken into account by regulatory agencies in assessing an organization’s overall capital adequacy. The risk-based capital regulations also provide for the consideration of interest rate risk in the agencies’ determination of a banking institution’s capital adequacy. The regulations require such institutions to effectively measure and monitor their interest rate risk and to maintain capital adequate for that risk.

Prompt Corrective Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, the federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized depository institutions. Depository institutions, such as First Community Bank, are assigned one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized” and are subjected to differential regulation corresponding to the capital category within which the institution falls. Under certain circumstances, a well capitalized, adequately capitalized, or undercapitalized institution may be treated as if the institution were in the next lower capital category. A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized. Adequately capitalized institutions cannot accept, renew, or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

The banking regulatory agencies are permitted or, in certain cases, required to take certain actions with respect to institutions falling within one of the three undercapitalized categories. Depending on the level of an institution’s capital, the agencies’ corrective powers include, among other things:

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

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. Failure to meet capital guidelines could subject the bank to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, and to certain restrictions on business. As of December 31, 2007, both First State Bancorporation and First Community Bank exceeded the required capital ratios for classification as “well capitalized.”

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

The restrictions on loans to directors, executive officers, principal stockholders, and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all federally insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. Regulation O institutions are not subject to the prohibitions of the Sarbanes-Oxley Act of 2002 on certain loans to insiders.

Anti-Terrorism Legislation. We are subject to the USA Patriot Act of 2001, which contains the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. The Act contains anti-money laundering measures affecting insured depository institutions, broker-dealers, and certain financial institutions. The Act requires U.S. financial institutions to adopt policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. We have established policies and procedures to ensure compliance with the Act and the related regulations.

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

The financial activities authorized by the GLBA also may be engaged in by a “financial subsidiary” of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, all of which must be conducted by the financial holding company.

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

Community Reinvestment Act. First Community Bank is subject to the CRA. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications, and applications to acquire the assets and assume the liabilities of another bank. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of its bank subsidiaries are reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. First Community Bank received an “outstanding” CRA rating, the highest rating available, from the Federal Reserve at its most recent CRA examination.

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

Check 21 Act. We are subject to the Check Clearing for the 21st Century Act (the “Check 21 Act”), which was enacted on October 28, 2003 and became effective on October 28, 2004. The Check 21 Act authorizes a negotiable instrument called a “substitute check” to facilitate check truncation and electronic check exchange. A substitute check is a paper reproduction of the original check that contains an image of the front and back of the original check and can be processed just like the original check. The Check 21 Act provides that a properly prepared substitute check is the legal equivalent of the original check for all purposes. The Check 21 Act does not require any bank to create substitute checks or to accept checks electronically. The Check 21 Act includes warranties, an indemnity, and expedited re-credit procedures that protect substitute check recipients. We have established policies and procedures designed for compliance with the Check 21 Act.

Corporate Governance—Sarbanes-Oxley Act of 2002 and Nasdaq Independence Rules. We are subject to the Sarbanes-Oxley Act of 2002 (“SOX”), which implemented reforms intended to address securities and accounting fraud. Among other things, SOX established a new accounting oversight board to enforce auditing, quality control and independence standards, restricts provision of both auditing and consulting services by accounting firms, and provides audit committee pre-approval of non-audit services to audit clients. To insure auditor independence, any non-audit services being provided to an audit client requires pre-approval by a company’s audit committee members. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Commission, subject to civil and criminal penalties for knowing violations. SOX also requires audit committees to be independent, and enacts other requirements for audit committee operations and selection of auditor. SOX expands the scope and penalties of the federal criminal code relating to securities and accounting fraud, and affords protection for employees who are “whistle-blowers.” We are subject to the requirements of Section 404 of SOX wherein management is required to establish and maintain internal controls and procedures for financial reporting and to report annually on (1) management’s responsibility for the internal controls and procedures for financial reporting and (2) their effectiveness.

Our independent registered public accounting firm has reported on the effectiveness of our internal control over financial reporting as of December 31, 2007, which appears in Appendix A.

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

Deposit Insurance Reform. The deposits of First Community Bank are insured up to applicable limits by the FDIC. The Federal Deposit Insurance Reform Act of 2005 made several changes in the structure of deposit insurance. Among these, the Bank Insurance Fund and the Savings Association Fund were merged into a new fund, the Deposit Insurance Fund, effective March 31, 2006. The Act also increases deposit coverage for certain retirement accounts and provides the FDIC with greater flexibility in assessing insurance premiums on insured banks, including First Community Bank. In November 2006, the FDIC adopted a new rule on the risk-based assessment system to enable the FDIC to more closely tie each bank’s premiums to the risk it poses to the deposit insurance fund. In addition, the FDIC has new flexibility to manage the deposit insurance fund’s reserve ratio within a range, which in turn will help prevent sharp swings in assessment rates that were possible under the design of the former system. Under the new risk-based assessment system, the FDIC evaluates each institution’s risk based on three primary sources of information: supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them. As a result of the foregoing, the FDIC set the assessment rates that took effect at the beginning of 2007. The new rates vary between five and seven cents for every $100 of domestic deposits. First Community Bank’s current assessment rate is approximately six cents for every $100 of domestic deposits. First Community Bank’s previous rate, which was adjusted quarterly, was 1.22 cents for every $100 of domestic deposits. The new rulemaking also allowed eligible insured depository institutions to share a one-time assessment credit pool of approximately $4.7 billion, which offset the increase in premiums for a period of time. First Community Bank’s share of the one-time credit was used up in the third quarter of 2007.

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

Forward-Looking Statements

Certain statements in this Form 10-K are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s current expectations or predictions of future results or events. We make these forward-looking statements in reliance on the safe harbor provisions provided under the Private Securities Litigation Reform Act of 1995.

All statements, other than statements of historical fact, included in this report which relate to performance, development or activities that we expect or anticipate will or may happen in the future, are forward looking statements. The discussions regarding our growth strategy, expansion of operations in our markets, acquisitions, competition, loan and deposit growth, timing of new branch openings, and response to consolidation in the banking industry include forward-looking statements. Other forward-looking statements may be identified by the use of forward-looking words such as “believe,” “expect,” “may,” “might,” “will,” “should,” “seek,” “could,” “approximately,” “intend,” “plan,” “estimate,” or “anticipate” or the negative of those words or other similar expressions.

Forward-looking statements involve inherent risks and uncertainties and are based on numerous assumptions. They are not guarantees of future performance. A number of important factors could cause actual results to differ materially from those in the forward-looking statement. Some factors include changes in interest rates, local business conditions, government regulations, loss of key personnel or inability to hire suitable personnel, faster or slower than anticipated growth, economic conditions, our competitors’ responses to our marketing strategy or new competitive conditions, and competition in the geographic and business areas in which we conduct our operations. Forward-looking statements contained herein are made only as of the date made, and we do not undertake any obligation to update them to reflect events or circumstances after the date of this report to reflect the occurrence of unanticipated events.

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. These factors include the following:

Our profitability depends significantly on local and overall economic conditions.

Our success is dependent to a significant extent upon local economic conditions in the communities we serve and the general economic conditions in the United States. The economic conditions, including real estate values, in these areas and throughout the United States, have a significant impact on loan demand, the ability of borrowers to repay these loans, and the value of the collateral securing these loans. A decline in economic conditions, including a decline in real estate values, over a prolonged period of time in any of these areas could cause significant increases in nonperforming assets and could affect our ability to recover on defaulted loans by foreclosing and selling the real estate collateral, which could cause decreased operating results, liquidity, and capital. As of December 31, 2007, approximately 85% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate.

Our loan portfolio is also concentrated in New Mexico, Colorado, Utah, and Arizona. Adverse economic conditions in these states could have a greater effect on our ability to attract deposits and result in high rates of loss and delinquency on our loan portfolio compared to competitors who may have more geographic diversification.

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

Our net interest income may be reduced by changes in the interest rate environment. Our earnings depend to a significant extent on the interest rate differential. The interest rate differential or “spread” is the difference between the interest earned on loans, securities, and other interest-earning assets, and interest paid on deposits, borrowings, and other interest-bearing liabilities. These rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. In particular, changes in the discount rate by the Board of Governors of the Federal Reserve System (“Federal Reserve”) usually lead to changes in interest rates, which affect our interest income, interest expense, and securities portfolio. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. We cannot assure you that we can minimize our interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, and overall profitability.

In addition, our net income is affected by our interest rate sensitivity. Interest rate sensitivity is the difference between our interest-earning assets and our interest-bearing liabilities maturing or repricing within a given time period. Interest rate sensitivity is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. During the last half of 2007, the Federal Reserve lowered the discount rate three times for a total of 1.0%, which negatively impacted our interest spread. As of December 31, 2007, our interest sensitivity continues to be positive. In January of 2008, the Federal Reserve lowered the discount rate two additional times for a total of 1.25% which will again negatively impact our interest spread. If additional rate decreases occur, our results of operations and financial condition may be further adversely affected.

Our loans are concentrated in New Mexico, Colorado, Utah, and Arizona and adverse conditions in those markets could adversely affect operations.

Because our loans and deposits are in only a few concentrated geographic areas, our business may be more affected by local economic conditions and could be more vulnerable than banks whose lending and deposit activities are in larger, more geographically diversified markets. A prolonged or more extreme downturn in the local economies in New Mexico, Colorado, Utah, or Arizona could have an adverse effect on business activity, employment, and collateral values, with a corresponding adverse effect on loan growth, income, and on borrowers’ abilities to repay loans.

Our real estate construction loan portfolio may expose us to increased credit risk.

At December 31, 2007, our portfolio of real estate construction loans totaled $928.6 million or 36.5% of total loans. Approximately 40% of these loans are related to residential construction and approximately 60% are for commercial purposes or vacant land. During 2007, the housing markets declined, evidenced by excess lot inventory and higher levels of completed unsold housing inventory. The decline in the housing market, sub-prime loan crisis, and tightening of credit markets has led to higher than normal foreclosure rates on a national level. While the four Southwest states in which we operate have not experienced as significant a downturn in the residential real estate market as some parts of the country, these foreclosure rates have had a ripple affect on the construction industry as well as the acquisition and development sectors, exposing us to increased credit risk within our construction loan portfolio.

Supervisory guidance on commercial real estate concentrations could restrict our activities and impose financial requirements or limitations on the conduct of our business.

The Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation have joint supervisory guidance on sound risk management practices for concentrations in commercial real estate lending. The guidance is intended to help ensure that institutions pursuing a significant commercial real estate lending strategy remain healthy and profitable while continuing to serve the credit needs of their communities. The agencies are concerned that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. The guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending. The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit banks’ commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. The lending and risk management practices will be taken into account in supervisory evaluation of capital adequacy. Our commercial real estate portfolio as of December 31, 2007 meets the definition of commercial real estate concentration as set forth in the final guidelines. If our risk management practices are found to be deficient, it could result in increased reserves and capital costs.

We operate in a highly regulated environment; changes in federal and state laws and regulations and accounting principles may adversely affect us.

We are a bank holding company. Bank holding companies and their subsidiaries operate in a highly regulated environment, subject to extensive supervision and examination by federal and state bank regulatory agencies. We are subject to changes in federal and state law, as well as changes in regulation and governmental policies, income tax law, and accounting principles. Any change in applicable regulations, or federal or state legislation, or in accounting principles could have a significant impact on us and our results of operations. Additional legislation or regulations, including any that could be brought about by the current sub-prime loan crisis, may be enacted or adopted in the future that could significantly affect our powers, authority, and operations. If new legislation, regulations, or accounting principles are enacted or adopted, our results of operations and financial condition may be adversely affected.

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

First Community Bank is prohibited under federal law from paying any dividend that would cause it to become “undercapitalized.” As of December 31, 2007, First Community Bank met the capital requirements of a “well capitalized” institution under applicable Federal Reserve Board regulations. We cannot assure you that the bank will remain “well capitalized.”

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

Our Restated Articles of Incorporation do not permit cumulative voting of shareholders in the election of directors. As a result, the holders of a majority of our outstanding shares control the election of all our directors. We currently have a staggered board, which means that only one-third of our board can be replaced by shareholders at any annual meeting. Directors may not be removed without cause except with the affirmative vote of at least two-thirds of our shareholders. The Board of Directors of First State Bancorporation has approved an amendment to the Company’s Articles of Incorporation to provide for annual elections and abolish the staggered board structure which will be presented to the shareholders for vote at the 2008 annual meeting. If our shareholders pass the amendment, directors will be elected to hold office until the next annual meeting commencing with the annual meeting in 2009. Those directors elected in 2008 and prior years will serve their staggered terms.

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

We may fail to realize the anticipated benefits of acquisitions.

The success of acquisitions depends, in part, on our ability to realize the anticipated growth opportunities, economies of scale, and other benefits from combining of operations into ours. To realize the anticipated benefits of acquisitions, our management team must develop strategies and implement business plans that will successfully combine the businesses. If we do not realize economies of scale and other anticipated benefits as a result of acquisitions, the value of our common stock may decline.

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

Technology in our industry is evolving rapidly. Our ability to compete and our future results depend in part on our ability to make timely and cost-effective enhancements and additions to our technology, to introduce new products and services that meet customer demands, and to keep pace with rapid advancements in technology. Maintaining flexibility to respond to technological and market dynamics may require substantial expenditures and lead-time. We cannot assure you that we will successfully identify and develop new products or services in a timely manner, that offerings, technologies, or services developed by others will not render our offerings obsolete or noncompetitive, or that the technologies in which we focus our investments will achieve acceptance in the marketplace and provide a return on our investment.

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

Our principal offices are located at 7900 Jefferson NE, Albuquerque, New Mexico 87109. At December 31, 2007, we operated sixty-one branch offices, including thirty-five in New Mexico (three offices in Taos, twelve offices in Albuquerque, four offices in Santa Fe, two offices each in Rio Rancho, Belen, Las Cruces, and Clovis, and one office each in Los Lunas, Gallup, Portales, Grants, Bernalillo, Pojoaque, Placitas, and Moriarty), twenty in Colorado (three offices each in Denver and Longmont, two offices each in Boulder, Ft. Collins, Lafayette, Louisville, and Colorado Springs, and one office each in Erie,

Lakewood, Broomfield, and Littleton), two in Utah (Midvale and Salt Lake City), and four in Arizona (three offices in Phoenix and one in Sun City). In addition to these branch offices, we have three administrative facilities in Albuquerque. We own the following locations: the Main and Southside facilities in Taos; the Journal Center facility, the Isleta facility, and the Fourth Street facility in Albuquerque; the Pile and Prince locations in Clovis; the Gallup location; the Portales location; the Moriarty location; the Grants location; the Belen Reinken location; the Bernalillo location; the Littleton location; the Salt Lake City location; the Sun City location; the Amador and Roadrunner locations in Las Cruces; the Lafayette Public Road location; the Louisville Century Drive location; the Erie location; the Broomfield location; the Denver Lodo location; and the Longmont Harvest Junction location; we lease the remaining banking facilities. We monitor the quality and appearance of our banking facilities and complete renovations as considered appropriate in order to effectively serve our customers.

In addition to the above properties, we have three parcels of vacant land located in Albuquerque, Santa Fe, and Taos, New Mexico. We also have two vacant branch facilities; one in Belen, New Mexico and one in Los Lunas, New Mexico which are included in other real estate owned and are listed for sale. We also own a vacant parcel of land in Las Cruces, New Mexico for future expansion.

In January 2008, we completed the sale of our Eubank location in Albuquerque, New Mexico after having closed that branch in mid 2007.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

Item 5:	Market for Registrant’s Common Equity and Related Stockholder Matters.

Performance Graph

The graph below compares the cumulative shareholder return on the Company’s Common Stock since December 31, 2002, with the cumulative total return on the Nasdaq Total US Index and the SNL $1B-$5B Bank Index. The table below compares the cumulative total return of the Common Stock as of December 31, 2002, 2003, 2004, 2005, 2006, and 2007 assuming a $100 investment on December 31, 2002, and assuming reinvestment of all dividends. This data was furnished by SNL Securities LLC.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
First State Bancorporation	100.00	142.40	152.85	202.27	211.31	121.01
Nasdaq Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank $1B-$5B Index	100.00	135.99	167.83	164.97	190.90	139.06

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

	Per Share
Quarter Ended	Diluted Net Earnings	Dividends Paid	Book Value	Low Price (1)	High Price (1)	Quarter End Price
December 31, 2007	$0.22	$0.09	$15.47	$12.09	$20.10	$13.90
September 30, 2007	0.32	0.09	15.26	16.45	21.27	19.64
June 30, 2007	0.35	0.09	14.90	20.36	22.75	21.29
March 31, 2007	0.31	0.08	14.91	20.99	25.01	22.55
December 31, 2006	0.31	0.08	14.67	24.73	26.38	24.75
September 30, 2006	0.37	0.08	12.81	22.50	26.93	25.97
June 30, 2006	0.33	0.08	12.34	22.84	27.31	23.78
March 31, 2006	0.24	0.08	12.11	23.05	27.23	26.56

(1)	The prices shown represent the high and low closing sales prices for the quarter.

The last reported sale price of our Common Stock on March 12, 2008, was $11.71 per share. As of March 12, 2008, there were approximately 274 shareholders of record, not including shareholders who beneficially own Common Stock held in nominee or street name.

Dividend Policy

We paid cash dividends of $7.2 million or $0.35 per share in 2007 and $5.6 million or $0.32 per share in 2006, which amounted to 28.87% and 24.75% of net income in 2007 and 2006, respectively. The declaration and payment of cash dividends are determined by the Board of Directors in light of the earnings, capital requirements, our financial condition, and other relevant factors. Our ability to pay cash dividends depends on the amount of cash dividends paid to us by First Community Bank and our capital position. Capital distributions, including dividends, by First Community Bank, are subject to federal and state regulatory restrictions tied to its earnings and capital. During the year ended December 31, 2007, First Community Bank paid dividends totaling $5 million to First State Bancorporation. Information regarding dividend restrictions on our banking subsidiary is incorporated herein by reference to Item 1. “Business–Supervision and Regulation/Payment of Dividends.”

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding compensation plans under which shares of Common Stock may be issued upon the exercise of options, warrants, and rights under the First State Bancorporation 1993 Stock Option Plan and the 2003 Equity Incentive Plan as of December 31, 2007:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,410,685	$16.92	633,263
Equity compensation plans not approved by security holders	—	—	—

Total	1,410,685	$16.92	633,263

Item 6:	Selected Financial Data.

Selected Financial Data are filed as part of this report and appear in “Financial Summary” in the attached Appendix A.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, pursuant to Exchange Act Rules 13(a)-15(e) and 15(d)-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13(a)-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for public disclosure in accordance with U.S. Generally Accepted Accounting Principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, our internal control over financial reporting was effective.

Our independent registered public accounting firm has reported on the effectiveness of our internal control over financial reporting as of December 31, 2007, which appears in Appendix A.

Item 9B:	Other Information.

None.

PART III

Item 10:	Directors, Executive Officers, and Corporate Governance.

Information regarding directors appearing under the caption “Election of Directors” in our Proxy Statement for the 2008 Annual Meeting of Shareholders is hereby incorporated by reference. Information relating to disclosure of delinquent Form 3, 4, and 5 filers is incorporated by reference to the information appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2008 Annual Meeting of Shareholders.

Information regarding our audit committee financial experts appearing under the caption “Information with Respect to Standing Committees of the Board of Directors and Meetings” in our Proxy Statement for the 2008 Annual Meeting of Shareholders is hereby incorporated by reference.

Information regarding our Code of Ethics appearing under the caption “Corporate Governance” in our Proxy Statement for the 2008 Annual Meeting of Shareholders is hereby incorporated by reference. The Code of Ethics has been filed with the Commission and is posted on our website at www.fcbnm.com “Investor Relations.”

Information regarding executive officers appearing under the caption “Executive Officers of the Company” in our Proxy Statement for the 2008 Annual Meeting of Shareholders is hereby incorporated by reference.

Item 11:	Executive Compensation.

Information appearing under the captions “Compensation of Directors,” “Executive Compensation,” and “Compensation Discussion and Analysis” in the 2008 Proxy Statement is hereby incorporated by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Voting Securities and Principal Holders” in the 2008 Proxy Statement is hereby incorporated by reference.

Item 13:	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain related transactions appearing under the caption “Certain Business Relationships” in the 2008 Proxy Statement is hereby incorporated by reference.

Item 14:	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services appearing under the caption “Ratification of Independent Auditors” in the 2008 Proxy Statement is hereby incorporated by reference.

PART IV

Item 15:	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this annual report on Form 10-K:

1.	Financial Statements:

•	Financial Highlights

•	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Management’s Report on Internal Controls over Financial Reporting

•	Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements)

•	Report of Independent Registered Public Accounting Firm (Internal Controls over Financial Reporting)

•	Consolidated Balance Sheets as of December 31, 2007 and 2006

•	Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006, and 2005

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2007, 2006, and 2005

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006, and 2005

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005

The above financial statements are incorporated by reference from pages A-25 through A-61 of the attached Appendix.

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

No.	Description

2.1	Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank N.M. (formerly known as First State Bank of Taos), First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation. (6)

2.2	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (9)

2.3	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation, and Ranchers Banks. (10)

2.4	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc., and AccessBank. (11)

2.5	Agreement and Plan of Merger, dated as of October 4, 2006, by and among First State Bancorporation, MSUB, Inc., Front Range Capital Corporation, and Heritage Bank. (15)

2.6	Loan Purchase Agreement, dated July 27, 2007, by and between First Community Bank, successor by merger to Heritage Bank and CAPFINANCIAL CV2, LLC. (20)

3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (14)

3.3	Amended Bylaws of First State Bancorporation. (7)

10.1	Executive Employment Agreement. (5)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (4)

10.3	Executive Deferred Compensation Plan. (7) (Participation and contributions to this Plan have been frozen as of December 31, 2004.)

10.4	First Amendment to Executive Employment Agreement. (8)

10.5	Officer Employment Agreement. (8)

10.6	First Amendment to Officer Employment Agreement. (8)

10.7	First State Bancorporation Deferred Compensation Plan. (3)

10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (17)

10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (13)

10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (13)

10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (18)

10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (12)

10.13	Third Amendment to First State Bancorporation 2003 Equity Incentive Plan. (14)

10.14	Compensation Committee Approval and Board Ratification of Certain Executive Salaries. (16)

10.15	Fourth Amendment to First State Bancorporation 2003 Equity Incentive Plan. (21)

10.16	Second Amendment to Executive Employment Agreement (Stanford). (19)

10.17	Second Amendment to Executive Employment Agreement (Dee). (19)

10.18	Second Amendment to Executive Employment Agreement (Spencer). (19)

10.19	Second Amendment to Executive Employment Agreement (Martin). (19)

10.20	Key Executives Incentive Plan. (22)

10.21	Second Amendment to the First State Bancorporation Deferred Compensation Plan. *

10.22	Executive Compensation Plan of Heritage Bank. *

10.23	Form of Adoption Agreement for Executive Compensation Plan of Heritage Bank. *

10.24	Executive Retirement Plan of Heritage Bank Amendment and Restatement. *

10.25	Form of Adoption Agreement for Executive Retirement Plan of Heritage Bank. *

14	Code of Ethics for Executives. (7)

21	Subsidiaries of Registrant. (2)

23	Consent of KPMG LLP. *

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	First State Bancorporation Charter of the Audit Committee of the Board of Directors. (24)

99.2	First State Bancorporation Compensation Committee Charter. (23)

(1)	Incorporated by reference from Amendment 1 to First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.

(2)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form SB-2, Commission File No. 33-68166, declared effective November 3, 1993.

(3)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.

(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003 (SEC File No. 001-12487, Film No. 03737867).

(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001 (SEC File No. 001-12487, Film No. 02587934).

(6)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on May 31, 2002 (SEC File No. 001-12487, Film No. 02668273).

(7)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003 (SEC File No. 001-12487, Film No. 03840367).

(8)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2005.

(9)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.

(10)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.

(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.

(12)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003, SEC file No. 333-104906.

(13)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2006.

(14)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2006.

(15)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed October 5, 2006.

(16)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed November 2, 2006.

(17)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on January 26, 2006.

(18)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997, SEC file No. 333-28217.

(19)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 27, 2007.

(20)	Incorporated by reference to Exhibit 2.1 from First State Bancorporation’s Form 8-K filed on August 1, 2007.

(21)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2007.

(22)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on August 10, 2007.

(23)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2007.

(24)	Incorporated by reference to Exhibit 99.1 from First State Bancorporation’s 10-K for the year ended December 31, 2006.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST STATE BANCORPORATION

By:	/s/ Michael R. Stanford
Michael R. Stanford, President and Chief Executive Officer

Dated: March 17, 2008

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Michael R. Stanford Michael R. Stanford	President and Chief Executive Officer and a Director (Principal Executive Officer)	March 17, 2008 March 17, 2008

/s/ H. Patrick Dee H. Patrick Dee	Executive Vice President, Treasurer and a Director	March 17, 2008 March 17, 2008

/s/ Christopher C. Spencer Christopher C. Spencer	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2008 March 17, 2008

/s/ Leonard J. DeLayo, Jr. Leonard J. DeLayo, Jr.	Director	March 17, 2008 March 17, 2008

/s/ Michael J. Blake Michael J. Blake	Director	March 17, 2008 March 17, 2008

/s/ Herman N. Wisenteiner Herman N. Wisenteiner	Director	March 17, 2008 March 17, 2008

/s/ Nedra Matteucci Nedra Matteucci	Director	March 17, 2008 March 17, 2008

/s/ Lowell A. Hare Lowell A. Hare	Director	March 17, 2008 March 17, 2008

/s/ Daniel H. Lopez, Ph.D. Daniel H. Lopez, Ph.D.	Director	March 17, 2008 March 17, 2008

/s/ Kathleen Avila Kathleen Avila	Director	March 17, 2008 March 17, 2008

/s/ Linda Childears Linda Childears	Director	March 17, 2008 March 17, 2008

APPENDIX A

FIRST STATE BANCORPORATION AND SUBSIDIARY

FINANCIAL HIGHLIGHTS

Years ended December 31,
2007	2006	2005	2004	2003
(Dollars in thousands, except per share data)
Statement of Operations Data:
Interest income	$229,232	$181,852	$121,957	$93,442	$83,713
Interest expense	96,425	67,051	37,712	23,875	22,629

Net interest income	132,807	114,801	84,245	69,567	61,084
Provision for loan losses	(10,267)	(6,993)	(3,920)	(4,500)	(5,543)

Net interest income after provision for loan losses	122,540	107,808	80,325	65,067	55,541
Non-interest income	25,465	19,472	16,451	14,191	14,521
Non-interest expenses	109,886	92,008	63,590	55,478	47,242

Income before income taxes	38,119	35,272	33,186	23,780	22,820
Income tax expense	13,312	12,497	11,788	8,555	7,969

Net income	$24,807	$22,775	$21,398	$15,225	$14,851

Per Share Data:
Net income per diluted share	$1.20	$1.26	$1.36	$0.99	$0.98
Book value	15.47	14.67	10.41	9.42	8.71
Tangible book value	8.23	11.04	7.56	6.55	5.81
Dividends paid	0.35	0.32	0.28	0.24	0.22
Market price end of period	13.90	24.75	23.99	18.38	17.38
Weighted average diluted common shares outstanding	20,628,019	18,061,931	15,689,445	15,443,536	15,196,898
Average Balance Sheet Data:
Total assets	$3,240,376	$2,592,464	$1,977,615	$1,705,356	$1,466,715
Loans	2,401,787	1,903,414	1,477,146	1,284,904	1,110,741
Investment securities	480,165	427,693	327,169	264,654	204,624
Interest-bearing deposits with other banks	4,276	7,206	4,056	4,982	5,216
Federal funds sold	9,479	10,792	7,968	1,087	10,247
Deposits	2,435,125	2,027,378	1,446,212	1,305,770	1,137,698
Borrowings	282,378	179,718	285,527	190,542	136,504
Stockholders’ equity	309,332	224,481	152,695	139,122	126,328
Performance Ratios:
Return on average assets	0.77%	0.88%	1.08%	0.89%	1.01%
Return on average common equity	8.02%	10.15%	14.01%	10.94%	11.76%
Net interest margin	4.59%	4.89%	4.64%	4.47%	4.59%
Efficiency ratio	69.43%	68.52%	63.15%	66.24%	62.49%
Earnings to fixed charges:
Including interest on deposits	1.40	x	1.53	x	1.88	x	2.00	x	2.01	x
Excluding interest on deposits	2.55	x	3.12	x	3.56	x	6.11	x	6.83	x
Asset Quality Ratios:
Nonperforming assets to total loans and other real estate owned	1.91%	0.99%	0.49%	0.67%	1.14%
Net charge-offs to average loans	0.19%	0.18%	0.12%	0.26%	0.29%
Allowance for loan losses to total loans held for investment	1.26%	1.15%	1.16%	1.13%	1.15%
Allowance for loan losses to nonperforming loans	103%	166%	259%	192%	113%
Capital Ratios:
Leverage ratio	8.48%	10.96%	8.18%	7.80%	7.93%
Average stockholders’ equity to average total assets	9.55%	8.66%	7.72%	8.16%	8.61%
Tier I risk-based capital ratio	9.25%	12.47%	9.62%	9.52%	9.52%
Total risk-based capital ratio	10.32%	13.48%	10.63%	10.58%	10.64%

SELECTED QUARTERLY FINANCIAL DATA

(unaudited)

	2007
	Fourth Qtr	Third Qtr	Second Qtr	First Qtr
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Interest income	$58,132	$59,515	$59,032	$52,553
Interest expense	24,543	25,612	24,857	21,413

Net interest income	33,589	33,903	34,175	31,140
Provision for loan losses	(3,708)	(2,447)	(2,068)	(2,044)

Net interest income after provision for loan losses	29,881	31,456	32,107	29,096
Non-interest income	6,379	6,054	7,142	5,890
Non-interest expenses	29,231	27,477	28,237	24,941

Income before income taxes	7,029	10,033	11,012	10,045
Income tax expense	2,500	3,463	3,782	3,567

Net income	$4,529	$6,570	$7,230	$6,478

Net interest margin	4.44%	4.57%	4.66%	4.70%

Per Share Data:
Net income per diluted share	$0.22	$0.32	$0.35	$0.31
Book value	15.47	15.26	14.90	14.91
Tangible book value	8.23	8.04	7.81	8.10
Dividends paid	0.09	0.09	0.09	0.08
Weighted average diluted common shares outstanding	20,225,590	20,439,936	20,608,410	21,099,978

	2006
	Fourth Qtr	Third Qtr	Second Qtr	First Qtr
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Interest income	$48,825	$46,944	$44,671	$41,412
Interest expense	19,346	17,722	15,821	14,162

Net interest income	29,479	29,222	28,850	27,250
Provision for loan losses	(1,505)	(1,379)	(1,380)	(2,729)

Net interest income after provision for loan losses	27,974	27,843	27,470	24,521
Non-interest income	5,286	4,972	4,874	4,340
Non-interest expenses	24,079	22,907	22,933	22,089

Income before income taxes	9,181	9,908	9,411	6,772
Income tax expense	3,376	3,248	3,423	2,450

Net income	$5,805	$6,660	$5,988	$4,322

Net interest margin	4.76%	4.94%	5.00%	4.85%

Per Share Data:
Net income per diluted share	$0.31	$0.37	$0.33	$0.24
Book value	14.67	12.81	12.34	12.11
Tangible book value	11.04	8.57	7.97	7.73
Dividends paid	0.08	0.08	0.08	0.08
Weighted average diluted common shares outstanding	18,580,868	17,936,122	17,910,041	17,802,209

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF

OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Basis of Presentation

The following represents management’s discussion and analysis of First State Bancorporation’s consolidated financial condition as of December 31, 2007 and 2006 and our results of consolidated operations for the years ended December 31, 2007, 2006, and 2005. This discussion should be read in conjunction with the consolidated financial statements and related footnotes and the five-year summary of selected financial data.

Overview and Outlook

For the year ended December 31, 2007, we reported net income of $24.8 million, or $1.20 per diluted share, a decrease of 5% over prior year earnings per diluted share. Net income for 2006 was $22.8 million, or $1.26 per diluted share. Net earnings for the year were reduced by higher non-interest expenses including losses on other real estate owned, partially associated with the acquisition of Front Range in March of 2007, additional provision for loan losses to adjust our allowance for loan losses based on current loss estimates, and a compressed net interest margin.

Highlights for 2007 are as follows:

•

We completed the acquisition and merger of Front Range Capital Corporation and its subsidiary, Heritage Bank (collectively “Front Range”) on March 1, 2007. We acquired approximately $292 million in net loans, approximately $360 million in deposits, and recognized goodwill and intangibles of approximately $72 million.

•	Loan demand throughout our system was strong and resulted in organic loan growth of 12%.

•	Organic deposit growth was 4% for the year.

•	Our net interest margin remained strong at 4.59% in 2007.

Business Combinations

On March 1, 2007, we completed the acquisition of Front Range for $72 million in cash. We acquired approximately $292 million in net loans and $360 million in deposits, and recognized goodwill of approximately $61 million related to the transaction. The transaction added 13 branches to our franchise in the Denver-Boulder-Longmont triangle along Colorado’s front range. Subsequent to the completion of the transaction, we closed two of the Front Range branches, one in Firestone, Colorado and one in Denver, Colorado. See Note 2 of Notes to Consolidated Financial Statements for additional information on this acquisition.

On January 3, 2006, we completed the acquisition of Access Anytime Bancorp, Inc. and its wholly owned subsidiary, AccessBank (“Access”) and on January 10, 2006, we completed the acquisition of New Mexico Financial Corporation and its wholly owned subsidiary, Ranchers Banks (“NMFC”). Through the Access transaction, we added branches in Albuquerque, Clovis, Gallup, Las Cruces, and Portales, New Mexico. We also entered the Arizona market through the Access Sun City branch. We acquired approximately $195 million in net loans and $314 million in deposits, and recognized goodwill of approximately $19 million related to the Access transaction. Through the NMFC transaction, we added branches in Albuquerque, Belen, Los Lunas, Grants, and Moriarty, New Mexico. We acquired approximately $34 million in net loans and $96 million in deposits, and recognized goodwill of approximately $4 million related to the NMFC transaction. See Note 2 of Notes to Consolidated Financial Statements for additional information on these acquisitions.

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

Goodwill and Intangible Assets

We periodically evaluate goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the asset might be impaired, and at least annually, for goodwill. We completed our required annual goodwill impairment tests during the fourth quarter in 2007, 2006, and 2005, and found no impairment.

Recent Accounting Pronouncements and Developments

Note 1 to the Consolidated Financial Statements discusses new accounting policies that we adopted and the expected impact of other new accounting standards recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects our financial condition, results of operations, or liquidity, the impact is discussed elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements.

Results of Operations

Earnings Performance

An analysis of the major components of net income in 2007, 2006, and 2005 is presented below. Additional data on our performance during the past five years appear in “Financial Highlights.”

	Years ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Interest income	$229,232	$181,852	$121,957
Interest expense	96,425	67,051	37,712

Net interest income	132,807	114,801	84,245
Provision for loan losses	(10,267)	(6,993)	(3,920)
Non-interest income	25,465	19,472	16,451
Non-interest expense	109,886	92,008	63,590

Income before income taxes	38,119	35,272	33,186
Income tax expense	13,312	12,497	11,788

Net income	$24,807	$22,775	$21,398

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

Our net interest income increased by $18.0 million, or 15.7%, to $132.8 million in 2007 from $114.8 million in 2006, which was an increase of $30.6 million, or 36.3%, from $84.2 million in 2005. These increases were primarily due to a $499 million, or 26.2% increase in average loans, to $2.402 billion in 2007 from $1.903 billion in 2006, and a $426 million, or 28.9% increase, from $1.477 billion in 2005. We experienced growth in the loan portfolio as a result of our efforts to increase market share by building around the infrastructure we have established, growth in the economy of our market areas, the acquisitions of Front Range, Access, and NMFC, and our ability to bring our banking philosophy to these additional markets. Of the total increase in average loans in 2007, approximately $194.4 million is a result of the loans acquired from Front Range. Total loans acquired in the Front Range transaction were approximately $296 million. Of the total increase in average loans in 2006, approximately $218.9 million is a result of the loans acquired from Access and NMFC. The increase in interest income was aided by an increase in yield on loans to 8.59% in 2007 from 8.49% in 2006 and 7.36% in 2005. This increase in yield was a direct result of the Federal Reserve Bank increasing rates beginning in the middle of 2004 and continuing into the first half of 2006, which has a direct effect on the prime rate to which a significant portion of our loans are tied. The increase in yield in 2007 was partially offset by the Federal Reserve Bank’s decrease in rates in the second half of 2007. See further discussion below. The increase in net interest income during 2006 was also due to an increase in average investment securities of $100.5 million in 2006. This increase in average investment securities in 2006 was composed of approximately $30.6 million in purchases of new securities to satisfy collateral pledging requirements and an increase of approximately $69.9 million as a result of the investments acquired from Access and NMFC.

During 2007, the cost of interest-bearing liabilities increased to 3.95% from 3.50% in 2006 and 2.57% in 2005, also resulting from the increase in interest rates precipitated by the Federal Reserve Bank’s rate increases that occurred through the first half of 2006 and the competitive market for deposits. In addition, during 2006, the mix of deposits continued to shift toward higher cost deposit products, particularly shorter-term certificates of deposit greater than $100,000. The changes in rates we pay on deposits lag behind the increases or decreases from the Federal Reserve Bank, and are primarily market driven due to the competitive nature of deposits, which impacts the rates we pay on deposits. In addition, the Federal Reserve Bank’s increase in rates has corresponded to an increase in interest expense related to our borrowings as the majority of our borrowings are short-term. However, going forward, the lower Federal Funds rate will lower our borrowing costs from the FHLB as well as the rate we pay on securities repurchase agreements. In conjunction with the Federal Reserve Bank’s lower target rates, we have lowered selected deposit rates, but remain competitive in the markets we serve.

Our net interest margin was 4.59% in 2007, compared to 4.89% in 2006, and 4.64% in 2005. We experienced margin compression during the second half of 2006 and through the third quarter of 2007, due primarily to the repricing of existing deposits, the higher cost of new deposits, and the need to utilize borrowings to fund the loan growth, which has continued to outpace deposit growth. In addition, during 2007, the Front Range acquisition contributed toward net interest margin compression, as Front Range’s net interest margin was lower than First State’s net interest margin, on a stand-alone basis, and the mix of our deposits shifted toward higher cost deposit products. The Federal Reserve Bank lowered the Federal Funds target rate by 50 basis points in September 2007 and by 25 basis points each in October and December 2007, continuing the net interest margin compression in the fourth quarter of 2007, due to our asset sensitive position. The Federal Reserve Bank continued to lower target rates in 2008, with an additional 125 basis point reduction in January, which we expect will cause further contraction in our net interest margin. The extent of future changes in our net interest margin will also depend on the amount and timing of any further Federal Reserve Bank rate changes, the level of borrowings needed to fund loan growth, our ability to manage the cost of interest-bearing liabilities, and our ability to stay competitive in the markets we serve. The increase in net interest margin from 2005 to 2006 was due primarily to rate increases made by the Federal Reserve Bank beginning in the middle of 2004 and continuing into the first half of 2006, and our asset sensitive position.

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

	Years ended December 31,
	2007			2006			2005
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$326,715	$27,953	8.56%	$252,827	$21,959	8.69%	$182,690	$12,763	6.99%
Real estate	2,000,495	171,635	8.58	1,570,038	132,455	8.44	1,243,284	91,946	7.40
Consumer	55,300	5,626	10.17	60,162	5,915	9.83	28,092	2,778	9.89
Mortgage	17,052	1,078	6.32	18,697	1,287	6.88	21,991	1,296	5.89
Other	2,225	—	—	1,690	—	—	1,089	—	—

Total loans	2,401,787	206,292	8.59%	1,903,414	161,616	8.49%	1,477,146	108,783	7.36%
Allowance for loan losses	(28,731)			(21,735)			(16,948)
Securities:
U.S. government and mortgage-backed	409,408	18,630	4.55	367,587	16,115	4.38	276,278	10,272	3.72
States and political subdivisions:
Non-taxable	52,398	2,672	5.10	46,577	2,395	5.14	33,786	1,824	5.40
Taxable	100	6	6.00	—	—	—	—	—	—
Other	18,259	963	5.27	13,529	711	5.26	17,105	687	4.02

Total securities	480,165	22,271	4.64%	427,693	19,221	4.49%	327,169	12,783	3.91%
Interest-bearing deposits with other banks	4,276	198	4.63	7,206	398	5.52	4,056	125	3.08
Federal funds sold	9,479	471	4.97	10,792	617	5.72	7,968	266	3.34

Total interest-earning assets	2,895,707	229,232	7.92%	2,349,105	181,852	7.74%	1,816,339	121,957	6.71%
Non-interest-earning assets:
Cash and due from banks	72,769			69,346			51,514
Other.	300,631			195,748			126,710

Total non-interest-earning assets	373,400			265,094			178,224

Total assets	$3,240,376			$2,592,464			$1,977,615

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$334,962	$3,760	1.12%	$320,311	$3,698	1.15%	$267,027	$2,238	0.84%
Certificates of deposit < $100,000	454,506	21,037	4.63	372,509	15,026	4.03	226,992	6,973	3.07
Certificates of deposit > $100,000	730,602	34,732	4.75	538,634	23,045	4.28	322,685	10,902	3.38
Money market savings accounts	331,783	11,160	3.36	245,675	7,450	3.03	207,056	3,935	1.90
Regular savings accounts	113,209	1,154	1.02	111,111	1,222	1.10	72,882	677	0.93

Total interest bearing deposits	1,965,062	71,843	3.66%	1,588,240	50,441	3.18%	1,096,642	24,725	2.25%
Federal funds purchased and securities sold under agreements to repurchase	194,697	8,080	4.15	149,818	6,249	4.17	85,435	2,039	2.39
Short-term borrowings	176,110	9,039	5.13	79,099	4,121	5.21	117,475	3,972	3.38
Long-term debt	15,172	828	5.46	42,641	1,717	4.03	123,742	4,123	3.33
Junior subordinated debentures	91,096	6,635	7.28	57,978	4,523	7.80	44,310	2,853	6.44

Total interest-bearing liabilities	2,442,137	96,425	3.95%	1,917,776	67,051	3.50%	1,467,604	37,712	2.57%
Non-interest-bearing demand accounts	470,063			439,138			349,570
Other non-interest-bearing liabilities	18,844			11,069			7,746

Total liabilities	2,931,044			2,367,983			1,824,920
Stockholders’ equity	309,332			224,481			152,695

Total liabilities and stockholders’ equity	$3,240,376			$2,592,464			$1,977,615

Net interest income		$132,807			$114,801			$84,245

Net interest spread			3.97%			4.24%			4.14%
Net interest margin			4.59%			4.89%			4.64%
Ratio of average interest-earning assets to average interest-bearing liabilities			118.57%			122.49%			123.76%

Loan fees of $7.9 million, $7.3 million, and $6.3 million are included in interest income for the years ended December 31, 2007, 2006, and 2005, respectively.

The following table illustrates the changes in our net interest income due to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been included in the changes due to volume.

	Years ended December 31,
	2007 vs. 2006 Increase (decrease) due to changes in			2006 vs. 2005 Increase (decrease) due to changes in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets
Loans:
Commercial	$6,417	$(423)	$5,994	$4,900	$4,296	$9,196
Real estate	36,315	2,865	39,180	25,235	15,274	40,509
Consumer	(478)	189	(289)	3,171	(34)	3,137
Mortgage	(113)	(96)	(209)	(194)	185	(9)

Total loans	42,141	2,535	44,676	33,112	19,721	52,833
Securities:
U.S. government and mortgage-backed	1,833	682	2,515	3,395	2,448	5,843
States and political subdivisions:
Non-taxable	299	(22)	277	691	(120)	571
Taxable	6	—	6	—	—	—
Other	249	3	252	(144)	168	24

Total securities	2,387	663	3,050	3,942	2,496	6,438
Interest-bearing deposits with other banks	(162)	(38)	(200)	97	176	273
Federal funds sold	(75)	(71)	(146)	94	257	351

Total interest-earning assets	44,291	3,089	47,380	37,245	22,650	59,895

Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	169	(107)	62	447	1,013	1,460
Certificates of deposit < $100,000	3,308	2,703	6,011	4,470	3,583	8,053
Certificates of deposit > $100,000	8,213	3,474	11,687	7,296	4,847	12,143
Money market savings accounts	2,611	1,099	3,710	734	2,781	3,515
Regular savings accounts	23	(91)	(68)	355	190	545

Total interest-bearing deposits	14,324	7,078	21,402	13,302	12,414	25,716
Federal funds purchased and securities sold under agreements to repurchase	1,872	(41)	1,831	1,537	2,673	4,210
Short-term borrowings	5,055	(137)	4,918	(1,298)	1,447	149
Long-term debt	(1,106)	217	(889)	(2,702)	296	(2,406)
Junior subordinated debentures	2,583	(471)	2,112	880	790	1,670

Total interest-bearing liabilities	22,728	6,646	29,374	11,719	17,620	29,339

Total increase (decrease) in net interest income	$21,563	$(3,557)	$18,006	$25,526	$5,030	$30,556

Non-interest Income

An analysis of the components of non-interest income is presented in the table below:

	Years ended December 31,			$ Change		% Change
	2007	2006	2005	2007-2006	2006-2005	2007-2006	2006-2005
	(Dollars in thousands)
Service charges on deposit accounts	$10,002	$7,575	$5,658	$2,427	$1,917	32%	34%
Credit and debit card transaction fees	4,331	2,959	2,192	1,372	767	46	35
Gain on sale of mortgage loans	4,788	4,867	4,865	(79)	2	(2)	—
Income on cash surrender value of bank-owned life insurance	2,129	1,222	1,313	907	(91)	74	(7)
Other	4,215	2,849	2,423	1,366	426	48	18

Total non-interest income	$25,465	$19,472	$16,451	$5,993	$3,021	31%	18%

Service charges on deposit accounts increased $2.4 million in 2007, primarily due to an increase in overdraft and NSF fees, which were enhanced by the Front Range acquisition. Service charges on deposit accounts increased $1.9 million in 2006, primarily due to the acquisitions of Access and NMFC and an increase in overdraft fees. The increases in 2007 and 2006 were further aided by the increases in total deposits from 2005 to 2007.

Credit and debit card transaction fees increased $1.4 million in 2007, primarily due to an increase in debit card transaction volume, enhanced by the Front Range transaction. The increase in 2006 was also due to an increase in transaction volume.

Income on cash surrender value of bank-owned life insurance increased by $907,000 in 2007, due to the receipt of approximately $570,000 from the death benefit of an insured employee and the earnings on an additional $8.8 million in cash surrender value of bank-owned life insurance acquired in conjunction with the Front Range transaction.

The $1.4 million increase in other non-interest income in 2007 is primarily due to an increase in rental income and gains on sales of other real estate owned.

Non-interest Expense

An analysis of the components of non-interest expense is presented in the table below:

	Years ended December 31,			$ Change		% Change
	2007	2006	2005	2007-2006	2006-2005	2007-2006	2006-2005
	(Dollars in thousands)
Salaries and employee benefits	$50,590	$43,906	$31,890	$6,684	$12,016	15%	38%
Occupancy	14,838	11,198	8,216	3,640	2,982	33	36
Data processing	6,553	5,688	3,518	865	2,170	15	62
Equipment	8,234	6,270	4,571	1,964	1,699	31	37
Legal, accounting, and consulting	2,747	3,292	1,668	(545)	1,624	(17)	97
Marketing	3,364	3,873	2,955	(509)	918	(13)	31
Telephone	2,391	2,172	1,202	219	970	10	81
Supplies	1,265	1,326	915	(61)	411	(5)	45
Delivery	1,234	1,074	873	160	201	15	23
Other real estate owned	2,610	371	334	2,239	37	604	11
FDIC insurance premiums	1,053	234	193	819	41	350	21
Amortization of intangibles	2,380	1,299	108	1,081	1,191	83	1,103
Other	12,627	11,305	7,147	1,322	4,158	12	58

Total non-interest expense	$109,886	$92,008	$63,590	$17,878	$28,418	19%	45%

Total non-interest expenses increased in 2007 and 2006 by $17.9 million and $28.4 million, respectively. The acquisitions of Front Range in 2007 and Access and NMFC in 2006 contributed approximately $12.4 million and $12.5 million toward the overall increase in non-interest expenses in 2007 and 2006, respectively.

Salary and employee benefits increased in 2007 and 2006 by $6.7 million and $12.0 million, respectively. Of the $6.7 million increase in 2007, approximately $4.1 million is due to the additional employees of Front Range. The remaining increase in 2007 is primarily due to normal compensation increases for job performance, an increase in incentive expense, and an increase in temporary help and other personnel expense, which includes approximately $617,000 in retention and stay bonuses for Front Range employees. Salary and employee benefits expense in 2006 included other personnel expenses incurred in conjunction with the Access and NMFC acquisitions in 2006 which did not recur in 2007. Of the $12.0 million increase in salaries and benefits in 2006, $4.7 million is due to the additional employees of Access and NMFC. The remaining increase in 2006 is directly related to the increase in full-time equivalent employees due to the growth and expansion of our operations, to normal compensation increases for job performance, and to $1.2 million of compensation expense related to stock options, the majority of which began being expensed in 2006 as required under SFAS 123R.

The increase in occupancy expense in 2007 reflects the acquisition of Front Range, the lease of space in Phoenix for three new branches, additional administrative space in Albuquerque, a new branch in Rio Rancho, a new branch in Albuquerque, and new branch locations in Denver and Ft. Collins, Colorado. The increase in 2006 was primarily due to the acquisitions of Access and NMFC, three new branches that opened in Colorado Springs, Rio Rancho, and Salt Lake City, the lease of space in Phoenix and Denver for the new branches that opened in 2007, and additional administrative space in Albuquerque.

The increase in data processing expense in 2007 and 2006 reflects our continued investment in new technologies for the benefit of our existing customers and to attract new customers and costs associated with the acquisitions of Front Range, Access, and NMFC.

The increase in equipment expense in 2007 and 2006 reflects the acquisitions and our continued organic growth.

The decrease in legal, accounting, and consulting expense in 2007 is primarily due to expenses incurred in the nine months ended September 30, 2006, for the conversion and implementation of information systems related to the acquisitions of Access and NMFC. These 2006 conversion and implementation costs, combined with an increase in computer processing fees and software maintenance fees, resulting primarily from information technology system upgrades, account for the increase in legal, accounting, and consulting expense in 2006 as compared to 2005.

The decrease in marketing expense in 2007 is primarily due to direct advertising campaign costs that occurred in 2006, primarily related to changing the name of our subsidiary bank to First Community Bank. These direct advertising campaign costs, along with an increase in charitable contributions and other bank sponsored activities, account for the increase in 2006 as compared to 2005.

Telephone expense increased by $970,000 in 2006 of which $465,000 was due to the acquisitions of Access and NMFC. The remaining increase is primarily due to an increase in telephone repair and maintenance, increases in local, wireless, and long distance telephone services, and an increase in costs of lines and data circuits.

The $2.2 million increase in expenses related to other real estate owned in 2007 is primarily due to the write-down of three closed bank branch facilities totaling approximately $650,000, the write-down of two foreclosed properties for approximately $340,000, and a $417,000 loss on the sale of a foreclosed single family lot development property. In addition, the increase is due to an increase in taxes and insurance and other expenses commensurate with the increase in other real estate owned.

The increase in FDIC insurance premiums in 2007 is primarily due to new FDIC assessment rates that took effect at the beginning of 2007. These rates are significantly higher than the previous assessment rates. The new assessment system allowed eligible insured depository institutions to share a one-time assessment credit pool, which offset premiums for a period of time. First Community Bank’s share of the credit was used up in the third quarter of 2007. Management expects FDIC insurance premiums to be approximately $1.8 million in 2008, but this amount is subject to any rate changes imposed by the FDIC.

The increase in amortization of intangibles in 2007 and 2006 reflects the acquisitions of Front Range, Access, and NMFC.

Other non-interest expense increased by $1.3 million and $4.2 million in 2007 and 2006, respectively. The 2007 increase is primarily due to an increase of approximately $190,000 related to our credit and debit card reward program,

$133,000 for external loan review fees, an increase in the loss on disposal of fixed assets of approximately $400,000, and the $617,000 loss on redemption of the First State NM Statutory Trust II, partially offset by the net gain of $168,000 on the redemption of Access Anytime Trust I. The loss on disposal of fixed assets is primarily due to the disposal of obsolete telephone equipment. The increase in 2006 includes $252,000 related to the cancellation of two Access vendor contracts, $191,000 due to the early redemption of securities associated with First State NM Statutory Trust I and the write off of the related offering costs, $140,000 related to our debit and credit card points program introduced in 2006, $95,000 in foreign debit card fraud, and a $60,000 loss on the sublease of excess office space in Utah. The 2006 increase in other non-interest expenses also reflects general increases in filing and recording fees, travel and entertainment, appraisal fees, directors’ fees, and security.

Income Tax Expense

Income tax expense increased to $13.3 million in 2007, from $12.5 million in 2006, and $11.8 million in 2005. The effective tax rate, computed by dividing income tax expense by income before taxes, was 34.9% compared to 35.4% in 2006, and 35.5% in 2005. The effective tax rate is lower than the statutory tax rate primarily due to bank-owned life insurance and tax-exempt interest income.

Return on Equity and Assets

The following table shows the return on average assets, return on average equity, dividend payout ratio, and ratio of average equity to average assets for the periods indicated.

	Years ended December 31,
	2007	2006	2005
Return on average assets	0.77%	0.88%	1.08%
Return on average equity	8.02	10.15	14.01
Dividend payout ratio	28.87	24.75	20.14
Average equity to average assets	9.55	8.66	7.72

Financial Condition

Summary of Changes in Investments, Loans, Deposits, and Securities sold under agreements to repurchase and federal funds purchased, and Borrowings

The following table summarizes the change in our investment, loan, deposit, securities sold under agreements to repurchase and federal funds purchased, and borrowing balances compared to the previous year:

	As of December 31,			$ Change		% Change
	2007	2006	2005	2007-2006	2006-2005	2007-2006	2006-2005
	(Dollars in thousands)
Investments	$516,404	$492,752	$454,312	$23,652	$38,440	5%	8%
Total loans	2,541,210	2,041,607	1,525,927	499,603	515,680	24	34
Deposits	2,574,687	2,120,924	1,510,007	453,763	610,917	21	40
Securities sold under agreements to repurchase and federal funds purchased	213,270	149,171	229,995	64,099	(80,824)	43	(35)
Borrowings	301,613	213,413	247,764	88,200	(34,351)	41	(14)

With the exception of approximately $2.0 million, the entire Front Range investment portfolio was sold immediately following the close of the acquisition. The proceeds from the sale of the investment portfolio were used to pay off certain Front Range short-term borrowings and long-term debt, with the remainder going toward reduction of our existing short-term borrowings.

The increases in loans and deposits in 2007 include approximately $296 million in total loans and approximately $360 million in deposits acquired in connection with the acquisition of Front Range. In the third quarter of 2007, we completed the sale of certain of the acquired loans with a carrying value of approximately $35.5 million. See further discussion below at “Loan Portfolio.” The increases in loans and deposits in 2006 include approximately $231 million in total loans and $410 million in deposits acquired in connection with the acquisitions of Access and NMFC.

Organic loan growth outpaced our organic deposit growth, resulting in a higher dependency on borrowings. We expect that trend to continue in the near future.

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

As of December 31, 2007, our cumulative interest rate GAP for the period up to three months was a positive $275.4 million and for the period up to one year was a positive $79.6 million. In January 2008, the Federal Reserve lowered target rates by 125 basis points, which we expect will unfavorably impact net income. Based solely on our interest rate GAP of twelve months or less, our net income could be further unfavorably impacted by additional decreases in interest rates or favorably impacted by an increase in interest rates.

The following table sets forth the estimated maturity or repricing and the resulting interest rate GAP of our interest-earning assets and interest-bearing liabilities at December 31, 2007. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Less than three months	Three months to less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$100,137	$142,996	$158,101	$115,170	$516,404
Interest-bearing deposits with other banks	338	842	695	—	1,875
Federal funds sold	798	—	—	—	798
Loans held for investment:
Commercial	201,523	49,060	83,992	7,566	321,363
Real estate	1,192,905	262,539	556,833	118,642	2,151,697
Consumer	10,112	9,734	20,925	6,601	47,372

Total loans held for investment	1,404,540	321,333	661,750	132,809	2,520,432

Mortgage loans available for sale	20,778	—	—	—	20,778

Total interest-earning assets	1,526,591	465,171	820,546	247,979	3,060,287

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	159,981	195,570	355,548	88,800	799,899
Certificates of deposit of $100,000 or more	483,731	211,713	102,693	491	798,628
Other time accounts	113,932	251,883	123,819	1,107	490,741
Securities sold under agreements to repurchase	213,270	—	—	—	213,270
FHLB advances and other	191,589	1,817	8,742	852	203,000
Junior subordinated debentures	88,663	—	9,950	—	98,613

Total interest-bearing liabilities	1,251,166	660,983	600,752	91,250	2,604,151

Interest rate GAP	$275,425	($195,812)	$219,794	$156,729	$456,136

Cumulative interest rate GAP at December 31, 2007	$275,425	$79,613	$299,407	$456,136

Cumulative GAP ratio at December 31, 2007	1.22	1.04	1.12	1.18

The following table presents an analysis of the sensitivity inherent in our net interest income and market value of portfolio equity (market value of assets, less the market value of liabilities). The interest rate scenarios presented in the table include interest rates at December 31, 2007, and as adjusted by instantaneous parallel rate changes upward and downward of up to 200 basis points. Each rate scenario reflects unique prepayment and repricing assumptions.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates. This analysis is based on the earlier of repricing or contractual final maturity of our assets and liabilities at December 31, 2007.

Change in Interest Rates	Net Interest Income	Market Value of Portfolio Equity
+200	3%	8%
+100	1%	12%
0	(1)%	17%
-100	(3)%	22%
-200	(5)%	24%

Investment Portfolio

The following table provides the carrying value of our investment portfolio at each of the dates indicated. At December 31, 2007, the carrying value exceeded the market value by approximately $636,000 and at December 31, 2006, the carrying value exceeded the market value by approximately $1.4 million. We do not own a 10 percent or greater position in any single issuer. We have no investments in securities that are backed by sub-prime mortgages.

	As of December 31,
	2007	2006	2005
	(Dollars in thousands)
U.S. Treasury securities	$990	$1,000	$1,001
U.S. government agency securities	201,989	238,305	260,109
Mortgage-backed securities:
Pass-through certificates	114,746	74,313	48,189
Collateralized mortgage obligations	109,787	113,318	85,881
Obligations of states and political subdivisions	69,794	51,704	42,775
Other securities	19,098	14,112	16,357

Total investment securities	$516,404	$492,752	$454,312

The table below provides the carrying values, maturities, and weighted average yields of our investment portfolio as of December 31, 2007.

	Carrying value	Average maturity (years)	Weighted average yields
	(Dollars in thousands)
U.S. Treasury securities
After one through five years	$990	1.56	3.66%
U.S. government agency securities
One year or less	164,706	0.34	3.85
After one through five years	34,306	1.52	3.86
After five through ten years	1,329	6.17	4.00
After ten years	983	10.69	5.09
No stated maturity	665	—	6.72

Total U.S. government agency securities	201,989	0.63	3.87
Mortgage-backed securities
After one through five years	8,324	3.24	4.90
After five through ten years	39,119	7.92	4.54
After ten years	177,090	15.82	4.50

Total mortgage-backed securities obligations (a)	224,533	13.98	4.52
Obligations of states and political subdivisions
One year or less	5,583	0.59	4.08
After one through five years	5,329	3.03	3.65
After five through ten years	22,698	8.05	3.84
After ten years	36,184	20.74	6.12

Total states and political subdivisions securities	69,794	13.65	5.03
Other securities	19,098	—	5.35

Total investment securities	$516,404	8.17	4.36%

(a)	Substantially all of our mortgage-backed securities are due in 10 years or more based on contractual maturity. The estimated weighted average life, which reflects anticipated future prepayments, is approximately four years for pass-through certificates and two years for collateralized mortgage obligations.

The yields shown above have not been computed on a tax equivalent basis for tax-exempt obligations.

Loan Portfolio

The following table presents the amount of our loans, by category, at the dates indicated.

	As of December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$342,141	13.5%	$295,566	14.5%	$201,816	13.2%	$174,293	12.6%	$160,261	13.0%
Real estate – commercial	967,322	38.1	714,086	35.0	653,566	42.8	628,074	45.6	521,013	42.3
Real estate – one to four family	235,015	9.2	217,247	10.6	170,158	11.2	198,420	14.4	258,361	21.0
Real estate – construction	928,582	36.5	733,333	35.9	453,567	29.8	329,442	23.9	253,458	20.6
Consumer and other	47,372	1.9	55,647	2.7	27,888	1.8	28,601	2.1	30,736	2.5
Mortgage loans available for sale	20,778	0.8	25,728	1.3	18,932	1.2	18,965	1.4	7,656	0.6

Total loans	$2,541,210	100.0%	$2,041,607	100.0%	$1,525,927	100.0%	$1,377,795	100.0%	$1,231,485	100.0%

In connection with the acquisition of Front Range on March 1, 2007, we acquired approximately $296 million in total loans. In the acquisition accounting, we identified certain of these loans to be sold, which were ultimately written down to their estimated net realizable value of approximately $35.5 million when the sale was completed in the third quarter of 2007. There was no gain or loss associated with the sale of the loans.

In the fourth quarter of 2007, we completed the sale of our credit card portfolio to an independent third party. First State will operate as an agent under a five year agreement. The credit card portfolio, with a balance of approximately $8.2 million on the closing date, was sold at a premium of 31% or approximately $2.5 million. The gain on the sale was deferred and will be recognized ratably over the period of the revenue sharing agreement of sixty months. The sale is expected to positively impact our earnings stream.

We completed the acquisitions and mergers of Access and NMFC on January 3, 2006 and January 10, 2006, respectively. In connection with the acquisitions, we acquired approximately $231 million in total loans.

The following table presents the aggregate maturities of loans held for investment in each major category of our loans held for investment portfolio at December 31, 2007. Actual maturities may differ from the contractual maturities shown as a result of renewals and prepayments.

	Less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Fixed-rate loans:
Commercial	$56,486	$65,224	$3,209	$124,919
Real estate	131,261	141,766	86,371	359,398
Consumer	13,368	20,898	6,519	40,785

Total fixed-rate loans	201,115	227,888	96,099	525,102

Variable-rate loans:
Commercial	194,097	18,768	4,357	217,222
Real estate	1,324,183	415,067	32,271	1,771,521
Consumer	6,478	27	82	6,587

Total variable-rate loans	1,524,758	433,862	36,710	1,995,330

Total loans held for investment	$1,725,873	$661,750	$132,809	$2,520,432

Nonperforming Assets

Nonperforming assets consist of loans past due 90 days or more, non-accrual loans, restructured loans, and other real estate owned. We generally place a loan on non-accrual status and cease accruing interest when loan payment performance is deemed unsatisfactory or we become aware that adverse factors have occurred that create substantial doubt about the collectability of the loan. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received, while a loan is classified as non-accrual, are recorded as a reduction of principal as long as doubt exists as to collection. During 2007, we experienced increases in both non- performing assets and potential problem loans, largely due to problem loans in our residential construction and lot development portfolios and to the downgrade of a large commercial real estate loan.

The slowdown in the construction industry and residential housing markets during the current year spurred declines in real estate values and contributed to the increase in our allowance for loan losses as well as an increase in other real estate owned losses during the year. Management continues to aggressively manage the exposure in our loan portfolio with particular attention focused on our construction portfolio including residential construction as well as commercial real estate construction. We continue to proactively work with borrowers as we begin to see potential signs of deterioration in collateral values or general market conditions. Our market exposure in the real estate-construction industry at December 31, 2007 was approximately $928.6 million. Approximately 40% of these loans are related to residential construction and approximately 60% are for commercial purposes or vacant land. Fortunately, the majority of our real estate construction loans are in New Mexico which has not been significantly impacted by the economic slowdown. Approximately 54% of our real estate-construction loans are in New Mexico, approximately 21% are in Colorado, approximately 19% are in Utah, and approximately 6% are in Arizona. The overall economic slowdown in the construction industry in our markets could have a significant negative impact on our future earnings if the current trends continue or worsen.

Our non-performing loans are largely secured by real estate, which has historically limited our potential loss exposure. Management monitors the performance and value of any collateral securing loans monthly, and in cases where the loan balance exceeds the estimated fair value of collateral, a specific portion of the allowance for loan losses is allocated to these loans. At December 31, 2007, approximately $4.3 million of the allowance for loan losses was allocated specifically to such loans.

Other real estate owned at the end of 2007 includes $8.1 million in foreclosed or repossessed assets, $4.4 million in other real estate owned previously held for future expansion and development by Front Range, and approximately $5.6 million in bank facilities and vacant land listed for sale. The $5.6 million of bank facilities and vacant land listed for sale is comprised of three recently closed facilities and three parcels of vacant land previously held for future branch locations. In January 2008, one of the bank facilities was sold, net, for $1.3 million. This property was written down in December 2007 by approximately $40,000, to reflect the net proceeds received. We also received, in January 2008, an offer to purchase one of the foreclosed properties. This property was written down in December 2007 by $230,000, to reflect its estimated net realizable value.

Potential problem assets are defined as loans presently accruing interest, and not contractually past due 90 days or more and not restructured, but about which management has doubt as to the future ability of the borrower to comply with present repayment terms, which may result in the reporting of the loans as nonperforming assets in the future.

In the third quarter of 2007, we completed the sale of certain loans acquired in the Front Range transaction. These loans had a carrying value of approximately $35.5 million. The loans that were sold included non-accrual loans with an estimated net realizable value of approximately $13.9 million and potential problem loans with an estimated net realizable value of approximately $8.3 million.

The following table sets forth information with respect to these assets at the dates indicated.

	As of December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Loans past due 90 days or more	$2	$75	$21	$4	$13
Non-accrual loans	30,736	13,851	6,698	7,969	12,515

Total nonperforming loans	30,738	13,926	6,719	7,973	12,528
Other real estate owned	18,107	6,396	778	1,255	1,557

Total nonperforming assets	$48,845	$20,322	$7,497	$9,228	$14,085

Allowance for loan losses	$31,712	$23,125	$17,413	$15,331	$14,121

Potential problem assets	$63,961	$35,916	$17,684	$22,174	$15,115

Ratio of total nonperforming assets to total assets	1.43%	0.73%	0.35%	0.51%	0.86%
Ratio of total nonperforming loans to total loans	1.21%	0.68%	0.44%	0.58%	1.02%
Ratio of allowance for loan losses to total nonperforming loans	103%	166%	259%	192%	113%

Loans on which the accrual of interest has been discontinued amounted to $30.7 million, $13.9 million, and $6.7 million at December 31, 2007, 2006, and 2005, respectively. If interest on such loans had been accrued, such income would have been approximately $1.5 million in 2007, $934,000 in 2006, and $334,000 in 2005. Actual interest income on those loans, which is recorded only when received, was insignificant in 2007, 2006, and 2005.

Analysis of the Allowance for Loan Losses

Management uses a systematic methodology, which is applied monthly, to evaluate the amount of allowance for loan losses and the resultant provisions for loan losses it considers adequate to provide for probable inherent losses in the portfolio. This methodology includes the following elements:

•	A periodic detailed analysis of the loan portfolio

•	A systematic loan grading system

•	A periodic review of the summary of the allowance for loan loss balance

•	Identification of loans to be evaluated on an individual basis for impairment under SFAS No. 114

•	Consideration of internal factors such as our size, organizational structure, loan portfolio structure, loan administration procedures, past due and delinquency trends, and loss experience

•	Consideration of risks inherent in different kinds of lending

•	Consideration of external factors such as local, regional, and national economic factors

•	An overall evaluation of the quality of the underlying collateral, and holding and disposition costs

The following table sets forth information regarding changes in our allowance for loan losses for the periods indicated.

	Years ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Allowance for loan losses, beginning of period	$23,125	$17,413	$15,331	$14,121	$11,838
Charge-offs:
Commercial and other	2,208	945	798	1,038	445
Real estate loans	2,047	2,259	1,000	2,067	2,349
Consumer loans	1,128	573	468	426	766
Credit cards	157	134	107	172	142

Total charge-offs	5,540	3,911	2,373	3,703	3,702

Recoveries:
Commercial and other	304	65	134	136	115
Real estate loans	150	287	240	135	141
Consumer loans	381	110	136	83	146
Credit cards	67	40	25	59	40

Total recoveries	902	502	535	413	442

Net charge-offs	4,638	3,409	1,838	3,290	3,260
Provision for loan losses	10,267	6,993	3,920	4,500	5,543
Allowance related to acquired loans	2,958	2,128	—	—	—

Allowance for loan losses, end of period	$31,712	$23,125	$17,413	$15,331	$14,121

As a percentage of average total loans:
Net charge-offs	0.19%	0.18%	0.12%	0.26%	0.29%
Provision for loan losses	0.43	0.37	0.27	0.35	0.50
Allowance for loan losses	1.32	1.21	1.18	1.19	1.27
As a percentage of total loans held for investment at year-end:
Allowance for loan losses	1.26	1.15	1.16	1.13	1.15
As a multiple of net charge-offs:
Allowance for loan losses	6.84	6.78	9.47	4.66	4.33
Income before income taxes and provision for loan losses	10.43	12.40	20.19	8.60	8.70

Specific allowances are provided for individual loans where ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and considering the net realizable value of the security and of the loan guarantees, if applicable. The following table sets forth the allowance for loan losses by category, based upon management’s assessment of the risk associated with these categories at the dates indicated, and summarizes the percentage of loans in each category as a percentage of total loans.

Our loan portfolio is concentrated in New Mexico, Colorado, Utah, and Arizona. A significant portion of our loan portfolio is secured by real estate in those communities. Accordingly, the ultimate collectability of our loan portfolio is dependent upon the economy and real estate values in those markets. These states are currently experiencing generally good economic conditions, fairly low unemployment levels, and steady population growth.

	As of December 31,
	2007		2006		2005		2004		2003
	(Dollars in thousands)
	Amount of allowance	Percent of loans to total loans	Amount of allowance	Percent of loans to total loans	Amount of allowance	Percent of loans to total loans	Amount of allowance	Percent of loans to total loans	Amount of allowance	Percent of loans to total loans
Commercial and other and subjective portion	$16,865	13.46%	$11,273	14.47%	$9,107	13.22%	$6,785	12.64%	$6,056	13.01%
Real estate	13,451	84.68	10,427	82.80	7,524	84.95	7,642	85.28	6,944	84.49
Consumer	1,396	1.86	1,425	2.73	782	1.83	904	2.08	1,121	2.50

Total allowance for loan losses	$31,712	100.00%	$23,125	100.00%	$17,413	100.00%	$15,331	100.00%	$14,121	100.00%

The provision for loan losses increased to $10.3 million in 2007, from $7.0 million in 2006, and $3.9 million in 2005. The provision in each year was based on management’s judgment concerning the amount of allowance for loan losses necessary after its review of various factors, which we believe affect the credit quality of the loan portfolio. The increase in the provision for loan losses in 2007 and 2006 is primarily a result of an increase in net charge-offs, an increase in non-performing loans, and continued growth of the portfolio. Charge-offs, net of recoveries of loans, were $4.6 million in 2007, $3.4 million in 2006, and $1.8 million in 2005. The percentage of net charge-offs to average loans was 0.19% in 2007, 0.18% in 2006, and 0.12% in 2005. Management intends to continue to provide for probable inherent losses in the portfolio, trends in delinquencies, charge-off experience, and local and national economic conditions.

Deposits

The following table presents the average balances outstanding for each major category of our deposits and the weighted average interest rate paid for interest-bearing deposits for the periods indicated.

	Years ended December 31,
	2007		2006		2005
			(Dollars in thousands)
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Interest-bearing demand accounts	$334,962	1.12%	$320,311	1.15%	$267,027	0.84%
Certificates of deposit	1,185,108	4.71	911,143	4.18	549,677	3.25
Money market savings accounts	331,783	3.36	245,675	3.03	207,056	1.90
Regular savings accounts	113,209	1.02	111,111	1.10	72,882	0.93

Total interest - bearing deposits	1,965,062	3.66	1,588,240	3.18	1,096,642	2.25
Non-interest-bearing demand accounts	470,063	—	439,138	—	349,570	—

Total deposits	$2,435,125	2.95%	$2,027,378	2.49%	$1,446,212	1.71%

The following table shows the amount and maturity of certificates of deposit that had balances of $100,000 or more and the percentage of the total for each maturity.

	As of December 31,
	2007		2006		2005
	(Dollars in thousands)
Three months or less	$483,731	60.57%	$342,588	54.01%	$128,282	37.65%
Four through six months	109,758	13.74	96,338	15.19	57,243	16.80
Seven through twelve months	101,955	12.77	97,014	15.29	53,390	15.67
Over twelve months	103,184	12.92	98,394	15.51	101,786	29.88

Totals	$798,628	100.00%	$634,334	100.00%	$340,701	100.00%

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are summarized as follows:

	Years ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Balance	$213,270	$149,171	$223,195
Weighted average interest rate	3.48%	4.44%	3.54%
Maximum amount outstanding at any month end	$213,270	$162,223	$223,195
Average balance outstanding during the period	$194,633	$149,765	$85,367
Weighted average interest rate during the period	4.15%	4.17%	2.39%

The increase in securities sold under agreements to repurchase at December 31, 2007 compared to December 31, 2006 was due primarily to the acquisition of Front Range and an increase in net activity. The decrease in securities sold under agreements to repurchase at December 31, 2006 compared to December 31, 2005 was due primarily to a decrease in the accounts of two local governmental entities, which was anticipated, as the $150 million balance in these repurchase agreements at December 31, 2005 came primarily from the collection of property taxes. In addition, one of the governmental entities did not renew their account effective October 2006.

Short-term FHLB Advances

Short-term Federal Home Loan Bank (“FHLB”) advances are summarized as follows:

	Years ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Balance	$191,000	$136,000	$65,000
Weighted average interest rate	3.85%	5.31%	3.93%
Maximum amount outstanding at any month end	$239,400	$144,000	$150,000
Average balance outstanding during the period	$176,110	$79,099	$117,475
Weighted average interest rate during the period	5.13%	5.21%	3.27%

Liquidity and Sources of Funds

Our primary sources of funds are customer deposits, loan repayments, and borrowings. These funds are used to make loans, acquire investment securities and other assets, and fund continuing operations. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not stable sources of funds. Our deposits increased by $454.0 million to $2.575 billion at December 31, 2007, from $2.121 billion at December 31, 2006, primarily due to $360.0 million in deposits from the acquisition of Front Range and organic deposit growth of approximately $94.0 million.

Our total loans increased to $2.541 billion at December 31, 2007 from $2.042 billion as of December 31, 2006. In conjunction with the Front Range transaction, we acquired $296 million in total loans. Excluding acquired loans and taking into account the third quarter 2007 sale of loans acquired from Front Range with a carrying value of $35.5 million and the fourth quarter 2007 sale of the credit card portfolio, organic loan growth was approximately $247.0 million. The loan growth is primarily due to growth in the economy of our market areas and our ability to bring our banking philosophy to the Arizona, Utah, and Colorado front range markets.

We maintain an investment securities portfolio made up of U.S. Treasury, U.S. agencies, mortgage-backed securities issued by U.S. agencies, municipal bonds, and other securities. These securities may be used as a source of liquidity either through sale of securities available for sale or pledging for qualified deposits, or as collateral for Federal Home Loan Bank borrowings.

Total Federal Home Loan Bank advances and other increased $47.3 million at December 31, 2007. Throughout 2007, our loan growth continued to outpace the growth in deposits resulting in an increase in short-term borrowings from the Federal Home Loan Bank. At December 31, 2007, we had additional borrowing capacity at the Federal Home Loan Bank of approximately $412 million as well as unused Federal Funds lines at other banks of $85.0 million.

Junior subordinated debentures increased by $40.9 million, from $57.7 million at December 31, 2006, to $98.6 million at December 31, 2007, due to the acquisition of Front Range and its $10.1 million in outstanding junior subordinated debentures and the additional $65.5 million of junior subordinated debentures issued during the year ended December 31, 2007, partially offset by the redemption of $34.0 million of junior subordinated debentures. See Note 10 to the Consolidated Financial Statements for further discussion.

While management anticipates that we will continue to rely primarily on customer deposits and loan repayments, as well as retained earnings, to provide liquidity, to make loans, and to purchase securities, we may also consider secondary sources of liquidity such as the issuance of additional brokered deposits, the issuance of junior subordinated debentures, private equity offerings, or the sale of equity in the capital markets. We believe that our customer deposits provide a strong source of liquidity because of the high percentage of core deposits. FHLB advances are used to compensate for reductions in other sources of funds. Borrowings may also be used on a longer-

term basis to support expanded lending activities and to match the maturity or repricing intervals of assets. The sources of such borrowings are federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank.

As a bank holding company, our principal asset is the outstanding capital stock of First Community Bank. As a result, our liquidity and ability to pay dividends on our common stock depend primarily on the ability of First Community Bank to pay dividends in amounts in excess of the amounts required to service our obligations. During the year ended December 31, 2007, First Community Bank paid $5 million in dividends to First State Bancorporation.

Contractual Obligations and Commercial Commitments

The following tables present contractual cash obligations, defined as principal of non-deposit obligations with maturities in excess of one year, and property and equipment operating lease obligations, and commercial commitments, defined as commitments to extend credit as of December 31, 2007. See Notes 9, 10, and 13 to the Consolidated Financial Statements.

	Payments Due by Period
Contractual Cash Obligations	Total	One Year and Less	One to Three Years	Four to Five Years	After Five Years
	(Dollars in thousands)
FHLB advances	$203,000	$193,406	$5,246	$3,496	$852
Operating leases	50,215	7,905	15,180	11,036	16,094
Junior subordinated debentures	98,613	—	—	—	98,613

Total contractual cash obligations	$351,828	$201,311	$20,426	$14,532	$115,559

	Amount of Commitment Expiration Per Period
Commercial Commitments	Unfunded Commitments	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in thousands)
Lines of credit	$624,152	$395,157	$131,850	$25,670	$71,475
Standby letters of credit	51,726	41,372	10,186	168	—

Total commercial commitments	$675,878	$436,529	$142,036	$25,838	$71,475

Capital Resources

Our total stockholders’ equity increased to $310.9 million at December 31, 2007 from $304.9 million at December 31, 2006. This increase is primarily due to $24.8 million in earnings, $1.2 million of stock issuances related to stock options, $1.1 million of compensation expense related to restricted stock and employee stock options, $963,000 from the tax benefit of exercised options, $852,000 from stock issuances related to the employee benefit plan and the dividend reinvestment plan, and $2.9 million from the increase in market value of securities available for sale, partially offset by $18.7 million of common stock repurchases and $7.2 million in dividend payments.

Management currently intends to continue to retain a major portion of our earnings to support anticipated growth. Depending on our level of growth, we may need to secure additional sources of equity capital, which may include the issuance of junior subordinated debentures, private equity offerings, or the sale of equity in the capital markets. However, there is no assurance that these sources will be available or have an acceptable cost structure. As of December 31, 2007, we were considered well capitalized based on the regulatory capital requirements as further disclosed in Note 14 to the Consolidated Financial Statements.

Impact of Inflation

The consolidated financial statements and related financial data and notes presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

March 14, 2008	/s/ Michael R. Stanford
Michael R. Stanford
President and Chief Executive Officer

/s/ Christopher C. Spencer
Christopher C. Spencer
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

First State Bancorporation:

We have audited the accompanying consolidated balance sheets of First State Bancorporation and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First State Bancorporation and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1(j) to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First State Bancorporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Albuquerque, New Mexico

March 14, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First State Bancorporation:

We have audited First State Bancorporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First State Bancorporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, First State Bancorporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First State Bancorporation and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 14, 2008, expressed an unqualified opinion on these consolidated financial statements.

KPMG LLP

Albuquerque, New Mexico

March 14, 2008

FIRST STATE BANCORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2007	2006
ASSETS
Cash and due from banks (note 3)	$82,036	$76,871
Interest-bearing deposits with other banks	1,875	2,084
Federal funds sold	798	5,425

Total cash and cash equivalents	84,709	84,380

Investment securities (note 4):
Available for sale (at market, amortized cost of $393,478 and $420,573 at December 31, 2007 and 2006, respectively)	393,553	416,002
Held to maturity (at amortized cost, market of $103,117 and $61,243 at December 31, 2007 and 2006, respectively)	103,753	62,638
Non-marketable securities, at cost	19,098	14,112

Total investment securities	516,404	492,752

Mortgage loans available for sale (note 5)	20,778	25,728
Loans held for investment, net of unearned interest (note 5)	2,520,432	2,015,879
Less allowance for loan losses (note 5)	(31,712)	(23,125)

Net loans	2,509,498	2,018,482

Premises and equipment (net of accumulated depreciation of $27,138 and $24,713 at December 31, 2007 and 2006, respectively) (note 6)	66,181	59,011
Accrued interest receivable	15,761	13,879
Other real estate owned	18,107	6,396
Goodwill (note 7)	127,365	66,185
Intangible assets (net of accumulated amortization of $4,043 and $1,663 at December 31, 2007 and 2006, respectively) (note 7)	18,089	9,242
Cash surrender value of bank-owned life insurance	42,999	33,466
Net deferred tax asset (note 11)	1,776	—
Other assets, net	23,314	17,779

Total assets	$3,424,203	$2,801,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits (note 8):
Non-interest-bearing	$485,419	$447,172
Interest-bearing	2,089,268	1,673,752

Total deposits	2,574,687	2,120,924

Securities sold under agreements to repurchase (note 9)	213,270	149,171
Federal Home Loan Bank advances and other (note 9)	203,000	155,683
Junior subordinated debentures (note 10)	98,613	57,730
Net deferred tax liability (note 11)	—	256
Other liabilities	23,771	12,916

Total liabilities	3,113,341	2,496,680

Stockholders’ equity (note 12):
Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, authorized 50,000,000; issued 21,811,980 and 21,594,410; outstanding 20,091,293 and 20,777,056 at December 31, 2007 and 2006, respectively	220,797	216,692
Treasury stock, at cost (1,720,687 shares and 817,354 shares at December 31, 2007 and 2006, respectively)	(25,021)	(6,360)
Retained earnings	115,039	97,394
Accumulated other comprehensive income (loss) -
Unrealized gain (loss) on investment securities, net of tax (notes 4 and 11)	47	(2,834)

Total stockholders’ equity	310,862	304,892

Commitments and contingencies (note 13)

Total liabilities and stockholders’ equity	$3,424,203	$2,801,572

See accompanying notes to consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Years ended December 31,
	2007	2006	2005
Interest income:
Interest and fees on loans (note 5)	$206,292	$161,616	$108,783
Interest on marketable securities (note 4):
Taxable	19,599	16,826	10,959
Non-taxable	2,672	2,395	1,824
Federal funds sold	471	617	266
Interest-bearing deposits with other banks	198	398	125

Total interest income	229,232	181,852	121,957

Interest expense:
Deposits (note 8)	71,843	50,441	24,725
Short-term borrowings (note 9)	17,119	10,370	6,011
Long-term debt (note 9)	828	1,717	4,123
Junior subordinated debentures (note 10)	6,635	4,523	2,853

Total interest expense	96,425	67,051	37,712

Net interest income	132,807	114,801	84,245
Provision for loan losses (note 5)	(10,267)	(6,993)	(3,920)

Net interest income after provision for loan losses	122,540	107,808	80,325
Non-interest income:
Service charges on deposit accounts	10,002	7,575	5,658
Other banking service fees	941	867	760
Credit and debit card transaction fees	4,331	2,959	2,192
Gain (loss) on sale or call of investment securities (note 4)	39	(140)	(179)
Check imprint income	756	609	589
Gain on sale of mortgage loans	4,788	4,867	4,865
Income on cash surrender value of bank-owned life insurance	2,129	1,222	1,313
Other	2,479	1,513	1,253

Total non-interest income	25,465	19,472	16,451

Non-interest expense:
Salaries and employee benefits (notes 12 and 13)	50,590	43,906	31,890
Occupancy	14,838	11,198	8,216
Data processing	6,553	5,688	3,518
Equipment	8,234	6,270	4,571
Legal, accounting, and consulting	2,747	3,292	1,668
Marketing	3,364	3,873	2,955
Telephone expense	2,391	2,172	1,202
Supplies	1,265	1,326	915
Delivery	1,234	1,074	873
Other real estate owned	2,610	371	334
FDIC insurance premiums	1,053	234	193
Amortization of intangibles	2,380	1,299	108
Check imprint expense	727	574	638
Other	11,900	10,731	6,509

Total non-interest expense	109,886	92,008	63,590

Income before income taxes	38,119	35,272	33,186
Income tax expense (note 11)	13,312	12,497	11,788

Net income	$24,807	$22,775	$21,398

Earnings per share (note 1):
Basic earnings per share	$1.21	$1.28	$1.39

Diluted earnings per share	$1.20	$1.26	$1.36

See accompanying notes to consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years ended December 31,
	2007	2006	2005
Net income	$24,807	$22,775	$21,398
Other comprehensive income (loss), net of tax - unrealized holding gains (losses) on securities available for sale arising during period	2,906	450	(2,530)
Reclassification adjustment for losses (gains) included in net income	(25)	90	115

Total comprehensive income	$27,688	$23,315	$18,983

See accompanying notes to consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share amounts)

	Years ended December 31, 2007, 2006, and 2005
	Common Stock Shares	Common Stock Amount	Treasury Stock	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2004	15,324,728	$88,634	$(6,340)	$63,166	$(192)	$(959)	$144,309

Net income	—	—	—	21,398	—	—	21,398
Dividends ($0.28) per share	—	—	—	(4,309)	—	—	(4,309)
Common shares issued from exercise of options	26,590	126	—	—	—	—	126
Income tax benefit from exercise of options	—	189	—	—	—	—	189
Common shares issued in employee benefit plan	31,656	623	—	—	—	—	623
Common shares issued pursuant to dividend reinvestment plan	5,483	111	—	—	—	—	111
Restricted stock awards	6,376	111	—	—	45	—	156
Deferred compensation	(429)	—	(9)	—	—	—	(9)
Net change in market value, net of tax	—	—	—	—	—	(2,415)	(2,415)

Balance at December 31, 2005	15,394,404	89,794	(6,349)	80,255	(147)	(3,374)	160,179

Net income	—	—	—	22,775	—	—	22,775
Reclassification of unearned compensation to common stock	—	(147)	—	—	147	—	—
Dividends ($0.32) per share	—	—	—	(5,636)	—	—	(5,636)
Common shares issued from exercise of options	41,000	459	—	—	—	—	459
Income tax benefit from exercise of options	—	218	—	—	—	—	218
Common shares issued in employee benefit plan	30,442	772	—	—	—	—	772
Common shares issued pursuant to dividend reinvestment plan	6,608	163	—	—	—	—	163
Common shares issued pursuant to public offering	3,162,500	74,714	—	—	—	—	74,714
Common shares issued pursuant to acquisitions	2,134,752	49,362	—	—	—	—	49,362
Costs associated with the issuance of common stock	—	(927)	—	—	—	—	(927)
Stock options assumed in connection with the acquisition of Access	—	992	—	—	—	—	992
Share-based compensation expense related to employee stock options and restricted stock awards	7,771	1,292	—	—	—	—	1,292
Deferred compensation	(421)	—	(11)	—	—	—	(11)
Net change in market value, net of tax	—	—	—	—	—	540	540

Balance at December 31, 2006	20,777,056	216,692	(6,360)	97,394	—	(2,834)	304,892

Net income	—	—	—	24,807	—	—	24,807
Dividends ($0.35) per share	—	—	—	(7,162)	—	—	(7,162)
Common stock repurchase	(902,700)	—	(18,650)	—	—	—	(18,650)
Common shares issued from exercise of options	173,801	1,208	—	—	—	—	1,208
Income tax benefit from exercise of options	—	963	—	—	—	—	963
Common shares issued in employee benefit plan	35,904	711	—	—	—	—	711
Common shares issued pursuant to dividend reinvestment plan	7,865	141	—	—	—	—	141
Share-based compensation expense related to employee stock options and restricted stock awards	—	1,082	—	—	—	—	1,082
Deferred compensation	(633)	—	(11)	—	—	—	(11)
Net change in market value of investment securities, net of tax	—	—	—	—	—	2,881	2,881

Balance at December 31, 2007	20,091,293	$220,797	$(25,021)	$115,039	$—	$47	$310,862

See accompanying notes to consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$24,807	$22,775	$21,398
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	10,267	6,993	3,920
Depreciation and amortization	8,724	7,217	5,508
Provision for decline in value of other real estate owned	995	—	—
Income tax benefit of stock options exercised	—	—	189
Increase in bank-owned life insurance cash surrender value	(1,559)	(1,222)	(1,313)
Amortization of securities, net	(1,572)	(1,040)	800
Amortization of core deposit intangible	2,380	1,299	108
(Gain) loss on sale of investment securities available for sale	(39)	140	179
Net loss (gain) on sale of other real estate owned	223	53	(183)
Gain on sale of loans	—	—	(206)
Loss (gain) on disposal of fixed assets	392	(9)	(24)
Share-based compensation expense	1,082	1,292	156
Mortgage loans originated for sale	(339,511)	(348,783)	(347,814)
Proceeds from sale of mortgage loans originated for sale	342,716	359,414	351,281
Excess tax benefits from share-based compensation	(963)	(218)	—
Decrease (increase) in accrued interest receivable	658	(2,637)	(2,096)
Deferred income taxes	6,243	126	342
Increase in other assets, net	(3,673)	(2,265)	(2,844)
(Decrease) increase in other liabilities, net	(5,541)	571	2,225

Net cash provided by operating activities	45,629	43,706	31,626

Cash flows from investing activities:
Net increase in loans	(266,492)	(305,573)	(158,180)
Purchases of investment securities carried at amortized cost	(64,848)	(321,317)	(337,541)
Maturities of investment securities carried at amortized cost	23,752	510,865	215,818
Purchases of investment securities carried at market	(104,693)	(200,651)	(129,681)
Maturities of investment securities carried at market	129,968	39,346	76,972
Sale of investment securities available for sale	70,991	99,248	10,305
Purchases of non-marketable securities carried at cost	(10,573)	(7,179)	(7,245)
Redemption of non-marketable securities carried at cost	10,558	10,434	3,233
Purchase of other investment	(1,200)	—	—
Proceeds from the sale of loans	46,117	—	3,555
Purchases of premises and equipment	(11,189)	(11,762)	(5,488)
Redemption of bank-owned life insurance	796	—	—
Bank-owned life insurance proceeds	570	—	—
Purchase of bank-owned life insurance	—	(250)	(10,771)
Purchase of trust preferred capital securities	(1,966)	(232)	(310)
Redemption of trust preferred capital securities	1,022	232	—
Proceeds from sale of and payments on other real estate owned	8,997	1,387	2,054
Proceeds from the sale of fixed assets	1,443	35	337
Business acquisitions, net of cash acquired	(57,164)	25,245	—

Net cash used in investing activities	(223,911)	(160,172)	(336,942)

Cash flows from financing activities:
Net increase in interest-bearing deposits	109,332	189,928	40,461
Net (decrease) increase in non-interest-bearing deposits	(15,490)	11,192	68,243
Net increase (decrease) in securities sold under agreements to repurchase	53,173	(80,824)	160,272
Proceeds from Federal Home Loan Bank advances	191,000	151,000	300,000
Payments on Federal Home Loan Bank advances and other	(168,059)	(200,940)	(255,059)
Issuance of junior subordinated debentures	65,466	7,732	10,310
Redemption of junior subordinated debentures	(34,022)	(7,732)	—
Proceeds from common stock issued	2,060	76,108	860
Costs associated with issuance of common stock	—	(927)	—
Excess tax benefits from share-based compensation	963	218	—
Dividends paid	(7,162)	(5,636)	(4,309)
Treasury stock purchases	(18,650)	—	—

Net cash provided by financing activities	178,611	140,119	320,778

Increase in cash and cash equivalents	329	23,653	15,462
Cash and cash equivalents at beginning of year	84,380	60,727	45,265

Cash and cash equivalents at end of year	$84,709	$84,380	$60,727

Continued

FIRST STATE BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(continued)

	Years ended December 31,
	2007	2006	2005
Supplemental disclosure of additional noncash investing and financing activities:
Additions to other real estate owned from premises and equipment	$6,973	$—	$—

Additions to other real estate owned in settlement of loans	$8,054	$6,861	$1,394

Supplemental disclosure of cash flow information:
Cash paid for interest	$94,354	$66,539	$37,109

Cash paid for income taxes	$9,320	$11,270	$11,646

Noncash financing and investing activities:
Stock options assumed in connection with the acquisition of Access	—	992	—
Stock issued for the acquisitions	—	49,362	—
Summary of assets acquired and liabilities assumed through acquisitions:
Cash and cash equivalents	14,836	25,245	—
Investment securities	72,549	167,480	—
Net loans	292,167	228,880	—
Accrued interest receivable	2,540	2,199	—
Goodwill and intangibles	72,407	32,920	—
Premises and equipment	12,872	23,337	—
Other real estate owned	6,899	148	—
Bank-owned life insurance	8,771	—	—
Other assets, net	594	1,868	—
Deferred tax asset (liability)	10,041	(3,476)	—
Deposits	(359,921)	(409,797)	—
Securities sold under agreements to repurchase	(10,926)	—	—
FHLB advances	(24,371)	(6,808)	—
Junior subordinated debentures	(10,072)	(8,934)	—
Other liabilities	(16,386)	(2,708)	—

See accompanying notes to consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

(a) Organization, Basis of Presentation, and Principles of Consolidation

First State Bancorporation is a New Mexico-based holding company that serves communities in New Mexico, Colorado, Utah, and Arizona through its wholly owned subsidiary First Community Bank, (“First Community Bank” or “Bank”). First Community Bank is a state chartered bank providing a full range of commercial banking services in Albuquerque, Taos, Santa Fe, Rio Rancho, Los Lunas, Bernalillo, Placitas, Pojoaque, Belen, Clovis, Gallup, Grants, Las Cruces, Portales, and Moriarty, New Mexico; Denver, Littleton, Lakewood, Colorado Springs, Ft. Collins, Boulder, Broomfield, Erie, Lafayette, Louisville, and Longmont, Colorado; Sun City and Phoenix, Arizona; and Midvale and Salt Lake City, Utah. First State Bancorporation and First Community Bank are collectively referred to as “the Company.”

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in satisfaction of loans, and the assessment of impairment of goodwill and intangible assets. In connection with the determination of the allowance for loan losses and real estate owned, management obtains independent appraisals for significant properties.

Management believes that the estimates and assumptions it uses to prepare the consolidated financial statements, particularly as they relate to the allowance for losses on loans, the valuation of real estate owned, and the impairment of other assets are adequate. However, future additions to the allowance and adjustments to the valuation of real estate owned may be necessary based on changes in economic conditions. Further, regulatory agencies, as an integral part of their examination process, periodically review the allowance for losses on loans and real estate owned, and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

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

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock are restricted securities and not readily marketable, therefore these investments are carried at cost, which approximates fair value. As a member of the FHLB and FRB systems, the Company is required to maintain a minimum level of investment in stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2007 and 2006, the Company met its minimum required investments.

(c) Loans and Allowance for Loan Losses

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

The allowance for loan losses is that amount which, in management’s judgment, is considered adequate to provide for potential losses in the loan portfolio. In analyzing the adequacy of the allowance for loan losses, management uses a comprehensive loan grading system to determine risk potential in the portfolio, and considers the results of internal and external loan reviews. Historical loss experience factors and specific allowances for impaired loans, combined with other considerations, such as delinquency, non-accrual, criticized and classified loan trends, economic conditions, concentrations of credit risk, and experience and abilities of lending personnel are also considered in analyzing the adequacy of the allowance.

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

Impaired loans acquired by completion of a transfer, including business combinations, that have evidence of deterioration of credit quality since origination, and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable (“Impaired Loans”) are initially recorded at fair value, as determined by the present value of expected future cash flows, with no valuation allowance. Loans acquired in the acquisition of Front Range that were considered to be impaired, under the above criteria, at acquisition were immaterial. There were no loans acquired in the acquisitions of Access and NMFC that were considered to be impaired, under the above criteria, at acquisition.

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

Mortgage loans available for sale are carried at the lower of aggregate cost or estimated fair market value. Estimated fair market value is determined using forward commitments to sell loans to permanent investors or current market rates for loans of similar quality and type. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income. Gains resulting from sales of mortgage loans are recognized at settlement date. The loans are primarily secured by one to four family residential real estate.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d) Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the related assets. Routine repairs and maintenance are charged to expense as incurred. Leasehold improvements are amortized over the shorter of the lease term or the asset life.

(e) Goodwill and Intangible Assets

The excess of cost over the fair value of the net assets of acquired banks is recorded as goodwill. The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company completed its annual goodwill impairment tests during the fourth quarter in 2007, 2006, and 2005, and found no impairment.

Core deposit intangibles are amortized on an accelerated basis based on an estimated useful life of approximately 10 years. The Company reviews its core deposit intangible assets periodically for impairment and has found no indication of impairment. If such impairment is indicated, recoverability of the asset is assessed based on expected undiscounted net cash flows. Any impairment losses would be reported in the consolidated statements of operations.

(f) Other Real Estate Owned

Other real estate owned consists of loan-related properties acquired through foreclosure and by deed-in-lieu of foreclosure and bank facilities and vacant land listed for sale. Other real estate owned is carried at the lower of the investment in the related loan or fair value of the assets received. Fair value of such assets is determined based on current market information, including independent appraisals minus estimated costs of disposition. Declines in value subsequent to acquisition are accounted for within the allowance for other real estate owned. Provisions for losses subsequent to acquisition, operating expenses, and gains or losses from sales of other real estate owned, are charged or credited to other operating income or costs.

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

(h) Statements of Cash Flows

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include cash and due from banks, interest-bearing deposits with other banks, and federal funds sold.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(i) Earnings per Common Share

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

	Years ended December 31,
	2007			2006			2005
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share amounts)
Basic EPS:
Net income	$24,807	20,427,682	$1.21	$22,775	17,736,860	$1.28	$21,398	15,391,863	$1.39

Effect of dilutive securities – options	—	200,337		—	325,071		—	297,582

Diluted EPS:
Net income	$24,807	20,628,019	$1.20	$22,775	18,061,931	$1.26	$21,398	15,689,445	$1.36

For the years ended December 31, 2007, 2006, and 2005, approximately 268,900, 110,000, and 75,000 stock options outstanding, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were equal to or greater than the average share price of the common shares, and therefore, their inclusion would have been anti-dilutive.

(j) Share-Based Compensation

Effective on January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R using the modified prospective method, which requires measurement of compensation cost for all share-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants was determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS 123 as amended by SFAS 148. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock. Such fair values are recognized as compensation expense over the requisite service period, net of estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. In conjunction with the adoption of SFAS 123R, the Company changed its method of attributing the value of share-based compensation to expense from the accelerated multiple-option approach to the straight-line single options method for all future share-based grants. Compensation expense for all share-based payment awards granted on or prior to January 1, 2006 will continue to be recognized using the accelerated multiple-option approach. The Company recorded approximately $1.1 million and $1.3 million of pretax share-based compensation expense, in 2007 and 2006, respectively, pursuant to the grant of stock options and restricted stock, in salaries and employee benefits. Compensation expense of approximately $156,000 was recognized in 2005 as required under previous accounting standards.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previously effective literature. This requirement reduces net operating cash flows and increases net financing cash flows in periods after the effective date. In addition, SFAS 123R requires that any unearned or deferred compensation related to share-based awards be eliminated against the appropriate equity account. As such, effective January 1, 2006, the Company reclassified approximately $147,000 of unearned compensation to common stock.

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

Year Ended December 31, 2005
(Dollars in thousands, except per share amounts)
Net income as reported:	$21,398
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	100
Deduct: Total share-based employee compensation expense determined under fair value-based method for awards, net of related tax effects	(1,100)

Pro forma net income	$20,398

Earnings per share:
Basic – as reported	$1.39
Basic – pro forma	$1.33
Diluted – as reported	$1.36
Diluted – pro forma	$1.30

See Note 12 for further discussion of the Company’s share-based employee compensation.

(k) Reclassifications

Certain previous period balances have been reclassified to conform to the 2007 presentation.

(l) Reporting Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure in the financial statements of comprehensive income that encompasses earnings and those items currently required to be reported directly in the equity section of the balance sheet, such as unrealized gains and losses on available for sale securities.

(m) Other New Accounting Standards

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” Staff Accounting Bulletin No. 109 supersedes Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments.” It clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. However, it retains the guidance in Staff Accounting Bulletin No. 105 that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. The guidance is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Management does not expect the adoption of Staff Accounting Bulletin No. 109 to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately on the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management does not expect the adoption of SFAS 159 to have a material impact on the Company’s consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). Under EITF 06-4, an employer that enters into an endorsement split-dollar life insurance arrangement that provides an employee with a postretirement benefit should recognize a liability for the future benefits promised based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company’s bank-owned life insurance arrangements do not provide employees with a postretirement benefit.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will apply whenever other standards require or permit assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Early adoption is permitted. Management does not expect the adoption of SFAS 157 to have a material impact on the Company’s consolidated financial statements. However, the resulting fair values calculated under SFAS 157 after adoption may be different from the fair values that would have been calculated under previous guidance.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the Company’s consolidated financial condition, results of operations, or cash flows as the Company has no material unrecognized tax benefits. See Note 11 for further discussion regarding FIN 48.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 addresses issues from SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” Under the original guidance, SFAS 155 removed the exemption for securitized financial instruments and included scenarios where certain discount mortgage-backed securities (“MBSs”) and discount collateralized mortgage obligations (“CMOs”) with embedded derivative components could be subject to the bifurcation rules of SFAS 133, and therefore be marked to market through earnings. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. In January 2007, the FASB issued SFAS 133 Implementation Issue No. B40. Implementation Issue No. B40 includes a narrow scope exception from paragraph 13(b) of SFAS 133 for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets, thereby excluding certain discount MBSs and CMOs from the bifurcation test. The guidance in Implementation Issue No. B40 generally applies to securitized interests in prepayable financial assets acquired after the adoption of SFAS 155. The adoption of SFAS 155 did not have a material impact on the Company’s consolidated financial statements.

2.	Business Acquisitions

On March 1, 2007, the Company completed the acquisition of Front Range Capital Corporation and its subsidiary, Heritage Bank (collectively “Front Range”), paying $72 million in cash. Under the terms of the agreement, each issued and outstanding share of Front Range common stock, the 1987 voting preferred stock, and the 1988 non-voting preferred stock were converted into the right to receive $35.904 (rounded to the nearest full cent) per share in cash, and each issued and outstanding share of Front Range 2000 non-voting preferred stock was converted into the right to receive $1,000 per share in cash. Concurrent with the merger of First State and Front Range, First Community Bank and Heritage Bank merged with First Community Bank surviving. As a result of the acquisition, the Bank franchise was strengthened, allowing for potential growth along Colorado’s front range. The results of operations for Front Range are included in the Company’s results subsequent to the acquisition date.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

At March 1, 2007
Cash and cash equivalents	$14,836
Investments	72,549
Loans, net	292,167
Premises and equipment	12,872
Other real estate owned	6,899
Goodwill	61,180
Core deposit intangible asset	11,227
Cash surrender value of bank-owned life insurance	8,771
Deferred tax asset	10,041
Other assets	3,134

Total assets acquired	493,676
Deposits	359,921
Securities sold under agreements to repurchase	10,926
Borrowings	24,371
Junior subordinated debentures	10,072
Other liabilities	16,386

Total liabilities	421,676

Net assets acquired	$72,000

The core deposit intangible asset is being amortized over its estimated useful life of ten years.

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

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

At January 3, 2006
Cash and cash equivalents	$17,764
Investments	110,567
Loans	195,102
Premises and equipment	14,519
Core deposit intangible asset	6,378
Goodwill	18,584
Other assets	2,818

Total assets acquired	365,732
Deposits	314,206
Borrowings	6,808
Junior subordinated debentures	8,934
Deferred tax liability	1,621
Other liabilities	1,475

Total liabilities	333,044

Net assets acquired	$32,688

The core deposit intangible asset is being amortized over its estimated useful life of ten years.

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

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

At January 10, 2006
Cash and cash equivalents	$7,481
Investments	56,913
Loans	33,778
Premises and equipment	8,818
Core deposit intangible asset	3,580
Goodwill	4,378
Other assets	1,397

Total assets acquired	116,345
Deposits	95,591
Deferred tax liability	1,855
Other liabilities	1,233

Total liabilities	98,679

Net assets acquired	$17,666

The core deposit intangible asset is being amortized over its estimated useful life of ten years.

In conjunction with the acquisitions of Access and NMFC, the Company incurred approximately $618,000 in costs associated with the issuance of common stock, which was recorded as a reduction of stockholders’ equity.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the pro forma results of operations assuming that the acquisitions were consummated on January 1 of the earliest indicated period. The pro forma adjustments are based on information available and certain assumptions that management believes are reasonable. Certain acquisition related adjustments are not included in the pro forma information since they were recorded after completion of the acquisitions and are not indicative of what the historical results of the combined company would have been had the companies actually been combined during the periods presented. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of future operations that would have been achieved had the acquisitions taken place at the beginning of 2006. Pro forma information follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006
	(Dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$210,537	$190,569
Interest on marketable securities:
Taxable securities	19,949	19,057
Non-taxable securities	2,801	3,126
Federal funds sold and interest-bearing deposits	722	1,301

Total interest income	234,009	214,053
Interest expense:
Deposits	73,815	61,678
Short-term borrowings	17,322	12,242
Long-term debt	900	2,206
Junior subordinated debentures	6,741	5,154

Total interest expense	98,778	81,280

Net interest income	135,231	132,773
Provision for loan losses	(10,881)	(9,450)

Net interest income after provision for loan losses	124,350	123,323
Non-interest income	25,986	23,032
Non-interest expenses	112,762	114,461

Income before income taxes	37,574	31,894
Income tax expense	13,122	11,300

Net income	$24,452	$20,594

Basic earnings per share	$1.20	$0.99

Diluted earnings per share	$1.19	$0.97

3.	Cash and Due from Banks

First Community Bank is required to maintain certain daily reserve balances in the form of vault cash or cash on deposit with the Federal Reserve Bank in accordance with Federal Reserve Board requirements. The consolidated reserve balances maintained in accordance with these requirements were approximately $11.8 million and $9.6 million at December 31, 2007 and 2006, respectively.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Investment Securities

Following is a summary of amortized cost and approximate market value of investment securities:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
	(Dollars in thousands)
As of December 31, 2007
Obligations of the U.S. Treasury—Held to maturity	$990	$18	$—	$1,008
Obligations of U.S. government agencies:
Available for sale	157,684	246	835	157,095
Held to maturity	44,894	—	1	44,893
Mortgage-backed securities:
Pass-through certificates:
Available for sale	84,044	399	26	84,417
Held to maturity	30,329	93	701	29,721
Collateralized mortgage obligations—Available for sale	109,529	557	299	109,787
Obligations of states and political subdivisions:
Available for sale	42,221	200	167	42,254
Held to maturity	27,540	21	66	27,495
Federal Home Loan Bank stock	11,616	—	—	11,616
Federal Reserve Bank stock	7,347	—	—	7,347
Bankers’ Bank of the West stock	135	—	—	135

Total	$516,329	$1,534	$2,095	$515,768

As of December 31, 2006
Obligations of the U.S. Treasury—Held to maturity	$1,000	$—	$7	$993
Obligations of U.S. government agencies—Available for sale	241,735	24	3,454	238,305
Mortgage-backed securities:
Pass-through certificates:
Available for sale	37,772	69	317	37,524
Held to maturity	36,789	69	1,321	35,537
Collateralized mortgage obligations—Available for sale	114,049	190	921	113,318
Obligations of states and political subdivisions:
Available for sale	27,017	80	242	26,855
Held to maturity	24,849	5	141	24,713
Federal Home Loan Bank stock	9,397	—	—	9,397
Federal Reserve Bank stock	4,715	—	—	4,715

Total	$497,323	$437	$6,403	$491,357

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated market value of investment securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Within one year:
Available for sale	$125,671	$125,395
Held to maturity	44,894	44,893
One through five years:
Available for sale	36,703	36,683
Held to maturity	3,942	3,938
Five through ten years:
Available for sale	18,402	18,519
Held to maturity	5,508	5,482
After ten years:
Available for sale	18,176	18,087
Held to maturity	19,080	19,083
No stated maturity—Available for sale	953	665
Mortgage-backed securities (a)	223,902	223,925
Federal Home Loan Bank stock	11,616	11,616
Federal Reserve Bank stock	7,347	7,347
Bankers’ Bank of the West stock	135	135

Total	$516,329	$515,768

(a)	Substantially all of the Company’s mortgage-backed securities are due in 10 years or more based on contractual maturity. The estimated weighted average life, which reflects anticipated future prepayments, is approximately four years for pass-through certificates and two years for collateralized mortgage obligations.

Marketable securities available for sale with a market value of approximately $376.0 million and marketable securities held to maturity with an amortized cost of approximately $80.9 million were pledged to collateralize deposits as required by law and for other purposes at December 31, 2007.

Proceeds from sales of investments in debt securities for the years ended December 31, 2007, 2006, and 2005 were $71.0 million, $99.2 million, and $10.3 million, respectively. Gross losses realized were zero in 2007, $211,000 in 2006, and $186,000 in 2005. Gross gains realized were $43,000 in 2007, $69,000 in 2006, and zero in 2005. The Company calculates gain or loss on sale of securities based on the specific identification method.

The unrealized losses on investment securities are caused by fluctuations in market interest rates. The majority of the gross unrealized losses have been in an unrealized loss position for more than 12 months. The underlying cash obligations of Ginnie Mae securities are guaranteed by the U.S. government. It is the belief of the Company that Freddie Mac, Fannie Mae, and/or the municipality issuing the debt will honor its interest payment schedule, as well as the full debt at maturity. The securities are purchased by the Company for their economic value. Because the decrease in fair value is primarily due to market interest rates, and because the Company has the intent and ability to hold these investments until a market price recovery, or maturity of the securities, the Company has concluded that the investments are not considered other-than-temporarily impaired.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has determined that there were no other-than temporary impairments associated with the unrealized losses in the investment portfolio securities noted below:

	Less than twelve months		Greater than twelve months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
As of December 31, 2007
Obligations of U.S. government agencies	$16,596	$290	$98,835	$546	$115,431	$836
Mortgage-backed securities	25,345	16	56,473	1,010	81,818	1,026
Obligations of states and political subdivisions	9,519	126	9,201	107	18,720	233

Total	$51,460	$432	$164,509	$1,663	$215,969	$2,095

As of December 31, 2006
Obligations of the U.S. Treasury	$—	$—	$993	$7	$993	$7
Obligations of U.S. government agencies	101,383	209	130,216	3,245	231,599	3,454
Mortgage-backed securities	69,226	433	83,804	2,126	153,030	2,559
Obligations of states and political subdivisions	15,243	134	11,338	249	26,581	383

Total	$185,852	$776	$226,351	$5,627	$412,203	$6,403

5.	Loans

Following is a summary of loans by major categories:

	As of December 31,
	2007	2006
	(Dollars in thousands)
Commercial	$342,141	$295,566
Consumer and other	47,372	55,647
Real estate – commercial	967,322	714,086
Real estate – one to four family	235,015	217,247
Real estate – construction	928,582	733,333

Loans held for investment	2,520,432	2,015,879
Mortgage loans available for sale	20,778	25,728

Total loans	$2,541,210	$2,041,607

Included in the above balances are net deferred fees of approximately $6.7 million and $6.2 million, at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, approximately $242 million and $174 million in loans were pledged as collateral for FHLB advances.

At December 31, 2007, loans held for investment were comprised of fixed and variable rate instruments as follows:

(Dollars in thousands)
Loans at fixed rates	$525,102
Loans at variable rates	1,995,330

Total loans held for investment	$2,520,432

Loans at variable rates include loans that reprice immediately, as well as loans that reprice any time prior to maturity.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximate loan portfolio maturities on fixed-rate loans held for investment and repricings on variable-rate loans held for investment at December 31, 2007 are as follows:

	Within 1 year	1 to 5 Years	After 5 Years	Total
	(Dollars in thousands)
Commercial	$250,583	$83,992	$7,566	$342,141
Real estate	1,455,444	556,833	118,642	2,130,919
Consumer	19,846	20,925	6,601	47,372

Total loans held for investment	$1,725,873	$661,750	$132,809	$2,520,432

Following is a summary of changes to the allowance for loan losses:

	Years ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$23,125	$17,413	$15,331
Provision charged to operations	10,267	6,993	3,920
Loans charged-off	(5,540)	(3,911)	(2,373)
Recoveries	902	502	535
Allowance related to acquired loans	2,958	2,128	—

Balance at end of year	$31,712	$23,125	$17,413

The recorded investment in loans, which are considered impaired and on which interest has been discontinued, was approximately $30.7 million at December 31, 2007, $13.9 million at December 31, 2006, and $6.7 million at December 31, 2005. The average investment in loans for which impairment has been recognized was approximately $25.9 million in 2007, $12.4 million in 2006, and $6.0 million in 2005. The allowance for loan losses related to these loans was approximately $4.3 million at December 31, 2007, $2.0 million at December 31, 2006, and $1.2 million at December 31, 2005. The allowance for impaired loans is included in the allowance for loan losses. If interest on such loans had been accrued, such income would have been approximately $1.5 million in 2007, $934,000 in 2006, and $334,000 in 2005. Interest income recognized on impaired loans was insignificant in 2007, 2006, and 2005.

As of December 31, 2007 and 2006, loans outstanding to certain related-party loan customers of the subsidiary bank (executive officers, directors, and principal shareholders of the Company, including their families and companies in which they are principal owners) totaled $11.1 million and $8.3 million, respectively. In the opinion of management, all transactions entered into between the Company and such related parties have been, and are, in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

6.	Premises and Equipment

Following is a summary of premises and equipment, at cost:

	Estimated Useful	As of December 31,
	Life (years)	2007	2006
		(Dollars in thousands)
Land	—	$9,226	$9,196
Building and leasehold improvements	1-30	52,163	43,617
Equipment	3-5	31,930	30,911

Sub-total		93,319	83,724
Less accumulated depreciation and amortization		(27,138)	(24,713)

Total premises and equipment		$66,181	$59,011

Depreciation and amortization expense on premises and equipment in 2007, 2006, and 2005 was approximately $8.2 million, $6.2 million, and $4.3 million, respectively.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Goodwill and Intangible Assets

Goodwill primarily relates to the Company’s acquisition of First Community Industrial Bank (“FCIB”) in October of 2002, the acquisitions of Access and NMFC in January of 2006, and the acquisition of Front Range in March of 2007. The goodwill recognized in the FCIB acquisition totaled approximately $42.9 million and is expected to be fully deductible for tax purposes. Of the goodwill recognized in the Access acquisition of approximately $18.6 million, approximately $9.3 million is not expected to be deductible for tax purposes. The goodwill recognized in the NMFC acquisition of approximately $4.4 million is not expected to be deductible for tax purposes. The $61.2 million of goodwill recognized in the Front Range transaction is not expected to be deductible for tax purposes.

Following is a summary of the changes in the carrying amount of goodwill:

	Years ended December 31,
	2007	2006
	(Dollars in thousands)
Balance at beginning of year	$66,185	$43,223
Goodwill acquired	61,180	22,962

Balance at end of year	$127,365	$66,185

The Company’s core deposit intangibles primarily relate to the acquisitions of FCIB in October 2002, Access and NMFC in January 2006, and Front Range in March 2007. Core deposit intangibles recognized in the FCIB, Access, NMFC, and Front Range acquisitions totaled approximately $881,000, $6.4 million, $3.6 million, and $11.2 million, respectively. The core deposit intangibles are being amortized over their estimated useful lives of ten years.

Following is a summary of intangible assets:

	As of December 31,
	2007	2006
	(Dollars in thousands)
Core deposit intangibles	$22,132	$10,905
Accumulated amortization	(4,043)	(1,663)

Net core deposit intangibles	$18,089	$9,242

Expected future annual amortization expense related to core deposit intangibles is as follows:

Years ending December 31,
(Dollars in thousands)
2008	$2,560
2009	2,403
2010	2,357
2011	2,254
2012	2,084
Thereafter	6,431

Total expected future annual amortization expense	$18,089

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Deposits

Following is a summary of interest-bearing deposits:

	As of December 31,
	2007	2006
	(Dollars in thousands)
Interest-bearing checking accounts	$336,914	$322,717
Money market savings	355,889	222,263
Regular savings	107,096	107,812
Time:
Denominations $100,000 and over	798,628	634,334
Denominations under $100,000	490,741	386,626

Total interest-bearing deposits	$2,089,268	$1,673,752

At December 31, 2007, the scheduled maturities of all time deposits are as follows:

Years ending December 31,
(Dollars in thousands)
2008	$1,061,259
2009	110,736
2010	59,135
2011	30,929
2012	25,712
Thereafter	1,598

Total time deposits	$1,289,369

9.	Borrowings

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are comprised of customer deposit agreements with overnight maturities. The obligations are not federally insured but are collateralized 102% by a security interest in U.S. Treasury, U.S. government agencies, or U.S. government agency issued mortgage-backed securities. These securities are segregated and held in safekeeping by third-party banks. These securities had a market value of approximately $218.8 million and $152.2 million, at December 31, 2007 and 2006, respectively. Interest expense included in the consolidated statements of operations was approximately $8.1 million, $6.2 million, and $2.0 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Securities sold under agreements to repurchase are summarized as follows:

	Years ended December 31,
	2007	2006
	(Dollars in thousands)
Balance	$213,270	$149,171
Weighted average interest rate	3.48%	4.44%
Maximum amount outstanding at any month end	$213,270	$162,223
Average balance outstanding during the period	$194,633	$149,765
Weighted average interest rate during the period	4.15%	4.17%

Federal Funds Purchased

Federal funds purchased generally mature within one to four days from the transaction date. As of December 31, 2007 and 2006, federal funds purchased totaled zero. Interest expense included in the consolidated statements of operations was approximately $4,000, $3,000, and $3,000 for the years ended December 31, 2007, 2006, and 2005, respectively. As of December 31, 2007, the Company had available unused federal funds borrowing capacity of $85 million.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal Home Loan Bank Advances and Other

First Community Bank has FHLB advances and notes payable as follows:

	As of December 31,
	2007	2006
	(Dollars in thousands)
$20 million note payable to FHLB, interest at 5.27%, due on January 2, 2007	$—	$20,000
$21 million note payable to FHLB, interest at 5.49%, due on January 2, 2007	—	21,000
$20 million note payable to FHLB, interest at 5.27%, due on January 3, 2007	—	20,000
$25 million note payable to FHLB, interest at 5.27%, due on January 4, 2007	—	25,000
$30 million note payable to FHLB, interest at 5.24%, due on January 12, 2007	—	30,000
$20 million note payable to FHLB, interest only at 5.37% payable monthly, due on February 28, 2007	—	20,000
$5 million note payable to FHLB, interest at 2.99%, payable in monthly principal and interest installments of approximately $90,000 through September 4, 2007	—	793
$20 million note payable to FHLB, interest at 2.93%, payable in monthly principal and interest installments of approximately $359,000 through November 1, 2007	—	3,889
$36 million note payable to FHLB, interest at 2.00%, due on January 2, 2008	36,000	—
$20 million note payable to FHLB, interest at 4.38%, due on January 2, 2008	20,000	—
$35 million note payable to FHLB, interest at 4.35%, due on January 3, 2008	35,000	—
$45 million note payable to FHLB, interest at 4.18%, due on January 4, 2008	45,000	—
$25 million note payable to FHLB, interest at 4.22%, due on January 7, 2008	25,000	—
$30 million note payable to FHLB, interest at 4.35%, due on January 10, 2008	30,000	—
$7.5 million note payable to FHLB, interest at 5.75%, payable in monthly principal and interest installments of approximately $144,000 through August 1, 2011	5,705	7,064
$7.5 million note payable to FHLB, interest at 5.78%, payable in monthly principal and interest installments of approximately $109,000 through August 1, 2013	6,295	7,207
Other note payable	—	730

Total FHLB advances and other	$203,000	$155,683

All outstanding borrowings with the FHLB are collateralized by a blanket pledge agreement on the Company’s one to four family residential mortgage loans, commercial real estate loans on deposit with the FHLB, and investment securities available for sale. As of December 31, 2007, the Company had available unused borrowing capacity from the FHLB for advances of approximately $412 million.

Short-term (original term less than one year) FHLB advances are summarized as follows:

	Years ended December 31,
	2007	2006
	(Dollars in thousands)
Balance	$191,000	$136,000
Weighted average interest rate	3.85%	5.31%
Maximum amount outstanding at any month end	$239,400	$144,000
Average balance outstanding during the period	$176,110	$79,099
Weighted average interest rate during the period	5.13%	5.21%

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Note Payable

On April 30, 1997, the Company purchased its main banking facility in Taos, New Mexico, subject to a real estate contract with an original balance of $1,050,000 which bore interest at 6.00% adjustable every five years through 2017, payable approximately $8,000 monthly. The note was paid in full in 2007. The balance at December 31, 2006 was $730,000.

As of December 31, 2007, the contractual maturities of FHLB advances are as follows:

Years ending December 31,
(Dollars in thousands)
2008	$193,406
2009	2,548
2010	2,698
2011	2,279
2012	1,217
Thereafter	852

Total FHLB advances	$203,000

10.	Junior Subordinated Debentures

On June 7, 2002, the Company formed First State NM Statutory Trust II (“Trust II”) for the purpose of issuing trust preferred securities (“Trust II Securities”) in a pooled transaction to unrelated investors. Trust II issued $25,000,000 of Trust II Securities that qualify as Tier I capital for regulatory purposes that bear interest at an annual rate equal to the three-month LIBOR plus 3.45% and invested the proceeds thereof in $25,774,000 of junior subordinated deferrable interest debentures of the Company (“Trust II Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 3.45%. The Trust II Securities and Trust II Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on March 26, June 26, September 26, and December 26, provided however, that prior to June 26, 2007, the annual rate will not exceed 11.95%. Both the Trust II Securities and the Trust II Debentures were scheduled to mature on June 26, 2032 and were callable at par beginning June 26, 2007. So long as there are no events of default, the Company may defer payments of interest for up to twenty consecutive interest payment periods. The Company did not defer any payments of interest and on September 26, 2007, the Trust II Debentures and Securities were redeemed at par. In conjunction with the redemption, the Company recorded a loss of approximately $617,000, representing the write-off of the associated unamortized offering costs.

On August 20, 2004, the Company formed First State NM Statutory Trust III (“Trust III”) for the purpose of issuing trust preferred securities (“Trust III Securities”) in a pooled transaction to unrelated investors. Trust III issued $5,000,000 of Trust III Securities that qualify as Tier I capital for regulatory purposes that bear interest at an annual rate equal to the three-month LIBOR plus 2.25% and invested the proceeds thereof in $5,155,000 of junior subordinated deferrable interest debentures of the Company (“Trust III Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 2.25%. The Trust III Securities and Trust III Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on March 20, June 20, September 20, and December 20 (7.18% at December 31, 2007). Both the Trust III Securities and the Trust III Debentures will mature on September 20, 2034; however, they are callable at par beginning September 20, 2009. So long as there are no events of default, the Company may defer payments of interest for up to twenty consecutive interest payment periods. As of December 31, 2007, the Company has not deferred any payments of interest.

On May 26, 2005, the Company formed First State NM Statutory Trust IV (“Trust IV”) for the purpose of issuing trust preferred securities (“Trust IV Securities”) in a pooled transaction to unrelated investors. Trust IV issued $10,000,000 of Trust IV Securities that qualify as Tier I capital for regulatory purposes that bear interest at an annual rate equal to the three-month LIBOR plus 1.75% and invested the proceeds thereof in $10,310,000 of junior subordinated deferrable interest debentures of the Company (“Trust IV Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 1.75%. The Trust IV Securities and the Trust IV Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on March 15, June 15, September 15, and December 15 (6.74% at December 31, 2007). Both the Trust IV Securities and the Trust IV Debentures will mature on June 15, 2035; however, they are callable at par beginning June 15, 2010. So long as there are no events of default, the Company may defer payments of interest for up to twenty consecutive interest payment periods. As of December 31, 2007, the Company has not deferred any payments of interest.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 22, 2006, the Company formed First State NM Statutory Trust V (“Trust V”) for the purpose of issuing trust preferred securities (“Trust V Securities”) in a pooled transaction to unrelated investors. Trust V issued $7,500,000 of Trust V Securities that qualify as Tier I capital for regulatory purposes that bear interest at an annual rate equal to the three-month LIBOR plus 1.75% and invested the proceeds thereof in $7,732,000 of junior subordinated deferrable interest debentures of the Company (“Trust V Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 1.75%. The Trust V Securities and the Trust V Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on March 15, June 15, September 15, and December 15 (6.74% at December 31, 2007). Both the Trust V Securities and the Trust V Debentures will mature on December 15, 2036; however, they are callable at par beginning December 15, 2011. So long as there are no events of default, the Company may defer payments of interest for up to twenty consecutive interest payment periods. As of December 31, 2007, the Company has not deferred any payments of interest.

On March 22, 2007, the Company formed First State NM Statutory Trust VI (“Trust VI”) for the purpose of issuing trust preferred securities (“Trust VI Securities”) in a pooled transaction to unrelated investors. Trust VI issued $20,000,000 of Trust VI Securities that qualify as Tier I capital for regulatory purposes that bear interest at an annual rate equal to the three-month LIBOR plus 1.65% and invested the proceeds thereof in $20,619,000 of junior subordinated deferrable interest debentures of the Company (“Trust VI Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 1.65%. The Trust VI Securities and the Trust VI Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on March 15, June 15, September 15, and December 15 (6.64% at December 31, 2007). Both the Trust VI Securities and the Trust VI Debentures will mature on June 15, 2037; however, they are callable at par beginning June 15, 2012. So long as there are no events of default, the Company may defer payments of interest for up to twenty consecutive interest payment periods. As of December 31, 2007, the Company has not deferred any payments of interest.

On May 14, 2007, the Company formed First State NM Statutory Trust VII (“Trust VII”) for the purpose of issuing trust preferred securities (“Trust VII Securities”) in a pooled transaction to unrelated investors. Trust VII issued $21,000,000 ($10,000,000 on May 15, 2007 and $11,000,000 on June 29, 2007) of Trust VII Securities that qualify as Tier I capital for regulatory purposes that bear interest at an annual rate equal to the three-month LIBOR plus 1.45% and invested the proceeds thereof in $21,651,000 ($10,310,000 on May 15, 2007 and $11,341,000 on June 29, 2007) of junior subordinated deferrable interest debentures of the Company (“Trust VII Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 1.45%. The Trust VII Securities and the Trust VII Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on March 6, June 6, September 6, and December 6 (6.60% at December 31, 2007). Both the Trust VII Securities and the Trust VII Debentures will mature on September 6, 2037; however, they are callable at par beginning September 6, 2012. So long as there are no events of default, the Company may defer payments of interest for up to twenty consecutive interest payment periods. As of December 31, 2007, the Company has not deferred any payments of interest.

On September 12, 2007, the Company formed First State NM Statutory Trust VIII (“Trust VIII”) for the purpose of issuing trust preferred securities (“Trust VIII Securities”) in a pooled transaction to unrelated investors. Trust VIII issued $22,500,000 of Trust VIII Securities that qualify as Tier I capital for regulatory purposes that bear interest at an annual rate equal to the three-month LIBOR plus 1.35% and invested the proceeds thereof in $23,196,000 of junior subordinated deferrable interest debentures of the Company (“Trust VIII Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 1.35%. The Trust VIII Securities and the Trust VIII Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on January 30, April 30, July 30, and October 30 (6.33% at December 31, 2007). Both the Trust VIII Securities and the Trust VIII Debentures will mature on October 30, 2037; however, they are callable at par beginning October 30, 2012. So long as there are no events of default, the Company may defer payments of interest for up to twenty consecutive interest payment periods. As of December 31, 2007, the Company has not deferred any payments of interest.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 27, 2001, Access formed Access Anytime Capital Trust I (“Access Trust I”) for the purpose of issuing trust preferred securities (“Access Trust I Securities”) in a pooled transaction to unrelated investors. Effective January 3, 2006, as a result of the Company’s acquisition of Access, the Company assumed all the duties, warranties, and obligations of Access in relation to the Access Trust I Securities and the Access Trust I Debentures. Access Trust I issued $4,000,000 of Access Trust I Securities that qualify as Tier I capital for regulatory purposes that bear interest at an annual rate of 10.25% and invested the proceeds thereof in $4,124,000 of junior subordinated deferrable interest debentures of Access (“Access Trust I Debentures”) that also bear interest at an annual rate of 10.25%. The Access Trust I Securities and the Access Trust I Debentures provide interest only payments payable at six-month intervals. Both the Access Trust I Securities and the Access Trust I Debentures were scheduled to mature on July 25, 2031 and were callable at a price of 107.6875 on July 25, 2006, 106.15 on July 25, 2007, 104.6125 on July 25, 2008, 103.075 on July 25, 2009, 101.5375 on July 25, 2010, and could be redeemed at par on July 25, 2011 or after. So long as there are no events of default, payments of interest may be deferred for up to ten consecutive interest payment periods. The Company did not defer any payments of interest and on July 25, 2007, the Access Trust I Debentures and Securities were redeemed at 106.15. In conjunction with the redemption, the Company recognized a gain of approximately $168,000, representing the remaining accretion of the fair value adjustments recorded at the acquisition date, net of the premium on early redemption.

On June 20, 2002, Access formed Access Anytime Capital Trust II (“Access Trust II”) for the purpose of issuing trust preferred securities (“Access Trust II Securities”) in a pooled transaction to unrelated investors. Effective January 3, 2006, as a result of the Company’s acquisition of Access, the Company assumed all the duties, warranties, and obligations of Access in relation to the Access Trust II Securities and the Access Trust II Debentures. Access Trust II issued $4,000,000 of Access Trust II Securities that qualify as Tier I capital for regulatory purposes that bear interest at an annual rate equal to the three-month LIBOR plus 3.65% and invested the proceeds thereof in $4,124,000 of junior subordinated deferrable interest debentures of Access (“Access Trust II Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 3.65%. The Access Trust II Securities and the Access Trust II Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on the second business day preceding each January 15, April 15, July 15, and October 15. Both the Access Trust II Securities and the Access Trust II Debentures were scheduled to mature on June 30, 2032 and were callable at par beginning July 30, 2007. So long as there are no events of default, payments of interest may be deferred for up to twenty consecutive interest payment periods. The Company did not defer any payments of interest and on October 1, 2007, the Access Trust II Debentures and Securities were redeemed at par.

On November 3, 2005, Front Range Capital formed Front Range Capital Trust II (“Front Range Trust II”) for the purpose of issuing trust preferred securities (“Front Range Trust II Securities”) in a pooled transaction to unrelated investors. Effective March 1, 2007, as a result of the Company’s acquisition of Front Range, the Company assumed all the duties, warranties, and obligations of Front Range in relation to the Front Range Trust II Securities and the Front Range Trust II Debentures. Front Range Trust II issued $9,200,000 of Front Range Trust II Securities that qualify as Tier I capital for regulatory purposes that bear interest at a fixed annual rate of 8.50% through the interest payment date on February 23, 2011 and a variable annual rate equal to the three-month LIBOR plus 3.45% thereafter and invested the proceeds thereof in $9,485,000 of junior subordinated deferrable interest debentures of Front Range (“Front Range Trust II Debentures”) that also bear interest at a fixed annual rate of 8.5% through the interest payment date on February 23, 2011 and a variable annual rate equal to the three-month LIBOR plus 3.45% thereafter. The Front Range Trust II Securities and the Front Range Trust II Debentures provide interest only payments payable at three-month intervals on February 23, May 23, August 23, and November 23. Both the Front Range Trust II Securities and the Front Range Trust II Debentures will mature on February 23, 2036; however, they are callable at par on February 23, 2011. So long as there are no events of default, payments of interest may be deferred for up to twenty consecutive interest payment periods. The Company has not deferred any payments of interest as of December 31, 2007.

In conjunction with the purchase accounting for the acquisition of Front Range, Front Range Trust II was recorded at fair value on the date of acquisition. Front Range Trust II had an initial fair value adjustment of approximately $587,000. The fair value adjustment for Front Range Capital Trust II is being amortized on a straight-line basis through February 2011, the date through which the securities and debentures bear interest at a fixed rate and can be called or redeemed at par. At December 31, 2007, the remaining fair value adjustment for Front Range Trust II was approximately $465,000.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2005, the Federal Reserve Board released a final rule related to the inclusion of trust preferred securities in Tier I capital of bank holding companies beginning in 2009. Based on the Company’s current amount of trust preferred securities, the final rule will not impact its capital calculations.

Junior Subordinated Debentures are summarized as follows:

	As of December 31,
	2007	2006
	(Dollars in thousands)
Junior Subordinated Debentures – Trust II	$—	$25,774
Junior Subordinated Debentures – Trust III	5,155	5,155
Junior Subordinated Debentures – Trust IV	10,310	10,310
Junior Subordinated Debentures – Trust V	7,732	7,732
Junior Subordinated Debentures – Trust VI	20,619	—
Junior Subordinated Debentures – Trust VII	21,651	—
Junior Subordinated Debentures – Trust VIII	23,196	—
Junior Subordinated Debentures – Access Trust I	—	4,124
Junior Subordinated Debentures – Access Trust II	—	4,124
Junior Subordinated Debentures – Front Range Capital Trust II	9,485	—
Fair Value Adjustment	465	511

Total Junior Subordinated Debentures	$98,613	$57,730

11.	Income Taxes

Income tax expense consisted of the following:

	Years ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Federal	$6,327	$10,862	$9,895
State	742	1,509	1,551
Deferred	6,243	126	342

Total expense	$13,312	$12,497	$11,788

Actual income tax expense from continuing operations differs from the “expected” tax expense for 2007, 2006, and 2005 (computed by applying the U.S. federal corporate tax rate of 35% to income before income taxes) as follows:

	Years ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Computed “expected” tax expense	$13,342	$12,345	$11,615
Increase (reduction) in income taxes resulting from:
Tax-exempt interest	(832)	(759)	(596)
State tax, net	827	981	1,037
Deferred tax rate change	—	—	(88)
Bank-owned life insurance	(745)	(428)	(418)
Incentive stock option compensation expense	105	188	—
Other	615	170	238

Total income tax expense	$13,312	$12,497	$11,788

The Company had a current income tax receivable of $3.9 million and $683,000 at December 31, 2007 and 2006, respectively. These amounts are included in other assets in the Company’s consolidated balance sheets.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Components of deferred income tax assets and liabilities are as follows:

	As of December 31,
	2007	2006
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$9,731	$7,428
Capital loss carry-forward	556	890
Share-based compensation expense	549	397
Tax effect of unrealized loss on investment securities	—	1,737
Deferred gain on sale	1,160	310
Fair value adjustments - acquisitions	2,197	2,073
Deferred compensation	1,733	—
Other real estate owned	2,395	65
Other	358	417

Total gross deferred tax assets	18,679	13,317
Deferred tax liabilities:
Goodwill	7,131	5,823
Prepaid expenses	771	854
Depreciation	2,328	3,686
Core deposit intangible	6,640	3,206
Tax effect of unrealized gain on investment securities	28	—
Other	5	4

Total gross deferred tax liabilities	16,903	13,573

Net deferred tax asset (liability)	$1,776	$(256)

In order to fully realize the deferred tax asset on the Company’s consolidated balance sheet at December 31, 2007 of approximately $18.7 million, the Company will need to generate future taxable income of approximately $53.4 million. Based on the Company’s historical and current pretax income, management believes it is more likely than not that the Company will realize the benefit of the temporary differences prior to the expiration of the carry-forward period and further believes that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. Additionally, the Company has a capital loss carry-forward of approximately $1.5 million, which resulted from the sale of certain investment securities acquired from Access, Ranchers, and Heritage. This capital loss carry-forward can only be offset by capital gains. Management of the Company believes it is more likely than not that the Company will realize the benefit of the capital loss carry-forward prior to the expiration of the carry-forward period. There can be no assurance, however, that the Company will generate future taxable income or capital gains or any specific level of continuing taxable income or capital gains.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Under FIN 48, income tax benefits are recognized and measured based upon a two-step model. First, a tax position must be more-likely-than-not (greater than 50% likelihood of success) to be sustained upon examination in order to be recognized. Second, the benefit is measured as the largest dollar amount of that position that is more-likely-than-not to be sustained upon settlement. The Company has no material unrecognized tax benefits.

The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. No accrued interest or penalties have been booked at December 31, 2007. We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Because there are no material unrecognized tax benefits, there will not be an impact to the effective tax rate in a future period. We do not expect the total amounts of unrecognized tax benefits to increase within 12 months of the adoption of FIN 48.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tax returns filed in previous years are subject to audit by various federal and state taxing authorities and as a result of such audits, additional tax assessments may be proposed. The following tax years remain open to income tax examination for each of the more significant jurisdictions where the Company is subject to income taxes: tax years after 2003 remain open to U.S. federal, New Mexico, and Utah income tax examination; tax years after 2002 remain open to Arizona income tax examination; and tax years after 1996 remain open to income tax examination in Colorado.

12.	Stockholders’ Equity

On March 26, 2007, the Board of Directors authorized the repurchase, through a revised share repurchase program, of up to five percent of the then current 20,825,782 outstanding shares, or approximately 1,040,000 shares. As of December 31, 2007, the Company had purchased 902,700 shares under the revised program. We may purchase additional shares, the amount of which will be determined by market conditions. The Company sponsors a deferred compensation plan, which is included in the consolidated financial statements. At December 31, 2007 and 2006, the assets of the deferred compensation plan included 33,887 shares and 33,254 shares of Company common stock, respectively. Under the previously authorized repurchase program, the Company had purchased 784,100 shares, excluding the deferred compensation plan shares.

Effective June 6, 2003, the stockholders of the Company approved and the Company adopted the First State Bancorporation 2003 Equity Incentive Plan (“2003 Plan”), which provided for the granting of options to purchase up to 1,500,000 shares of the Company’s common stock. Effective June 2, 2006, the stockholders of the Company approved an amendment to the 2003 Plan to increase the number of shares available for grant from 1,500,000 to 2,000,000. Exercise dates and prices for option grants are set by the Compensation Committee of the Board of Directors. The 2003 Plan provides that stock options (which may be incentive stock options or non-qualified stock options), restricted stock, stock appreciation rights, and other awards that are valued by reference to Company common stock may be issued. The options granted vest over a five-year period from the date of grant unless otherwise stated and have a contractual term of the shorter of the term set in the option agreement or ten years. The 2003 Plan replaced the First State Bancorporation 1993 Stock Option Plan (“1993 Plan”), and all unissued options from the 1993 Plan are included in the total number of shares available for grant under the 2003 Plan. No outstanding awards under the 1993 Plan or the 2003 Plan may be repriced. In conjunction with the 2007 Board of Directors approval of the Key Executives Incentive Plan, 94,590 options were issued under the 2003 Plan that will vest upon the occurrence of certain events (performance based awards). The criteria for these performance based options are measured for certain three year performance periods. In connection with the Access acquisition, the Company assumed the stock option plan of Access Anytime Bancorp, Inc. All outstanding options under the assumed plan were fully vested at the date of acquisition.

Options under the plans are as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
				(Dollars in thousands)
Outstanding at December 31, 2006	1,423,396	$15.39
Granted	209,590	19.08
Exercised	(173,801)	6.95
Forfeited	(48,500)	17.09

Outstanding at December 31, 2007	1,410,685	$16.92	6.70	$607

At December 31, 2007:
Vested and expected to vest	1,350,807	$16.85	6.66	$607
Exercisable	566,095	$15.16	5.74	$607

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $13.90 as of December 31, 2007, the last business day of the year, which would have been received by the option holders had all option holders exercised their options as of that date.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007 and 2006, the Company recorded approximately $1.1 million and $1.3 million, respectively, of pretax share-based compensation expense, pursuant to the grant of options and restricted stock in salaries and employee benefits. The deferred income tax benefit associated with this compensation expense was approximately $152,000 and $226,000 for the years ended December 31, 2007 and 2006, respectively. In addition, for the years ended December 31, 2007 and 2006, the Company received an income tax benefit of approximately $963,000 and $218,000, respectively, related to the exercise of nonqualifying employee stock options and vesting of restricted stock awards. At December 31, 2007, management believed that the performance targets under the Key Executives Incentive Plan, for the first performance period, January 1, 2007 to December 31, 2009, were not probable of achievement. Therefore, no compensation expense was recognized for these options for the year ended December 31, 2007. The total fair value of these performance-based awards is approximately $459,000. Compensation expense of approximately $156,000 was recognized in 2005, pursuant to the grant of options and restricted stock, as required under previous accounting standards. The Company received income tax benefits of $189,000 related to the exercise of nonqualifying employee stock options for the year ended December 31, 2005. As of December 31, 2007, there was approximately $2.5 million of remaining unamortized share-based compensation expense associated with unvested stock options which will be expensed over a weighted average remaining service period of approximately 2.6 years.

The total pretax intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was approximately $2.7 million, $566,000, and $477,000, respectively.

Significant option groups outstanding and exercisable at December 31, 2007 and related average price and life information follows:

Grant price	Options outstanding	Weighted average remaining life (yrs)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$ 3.00 – 8.04	70,500	1.47	$6.22	70,500	$6.22
8.05 – 14.98	281,640	6.44	14.63	131,640	14.22
14.99 – 21.06	856,045	6.86	16.68	310,955	15.95
21.07 – 26.56	202,500	8.22	24.88	53,000	24.80

	1,410,685	6.70	$16.92	566,095	$15.16

The Company estimated the weighted average fair value of options granted in 2007, 2006, and 2005 to be approximately $5.63, $8.65, and $7.26, respectively, using the Black-Scholes option pricing model prescribed by SFAS 123R. The fair value of each stock option grant is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.62%	4.81%	4.32%
Expected dividend yield	1.91%	1.25%	1.33%
Expected life (years)	6.43	6.00	6.00
Expected volatility	27.05%	29.79%	31.02%

See Note 1(j) Share-Based Compensation related to SFAS 123R.

The following table summarizes our restricted stock awards activity during the year ended December 31, 2007.

	Shares	Weighted average grant date fair value
Nonvested at December 31, 2006	20,571	$19.05
Granted	—	—
Vested	(9,931)	17.04

Nonvested at December 31, 2007	10,640	$20.92

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, there was approximately $132,000 of remaining unamortized share-based compensation expense associated with restricted stock awards, which will be expensed over a weighted average remaining service period of approximately 2.6 years. The total fair value of shares vested during the years ended December 31, 2007, 2006, and 2005, was approximately $192,000, $206,000, and $156,000, respectively.

The Company offers a dividend reinvestment plan that allows any stockholder of record of 300 shares or more of common stock to reinvest dividends on those shares in common shares issued by the Company pursuant to the plan. Holders of 300 or more shares may also acquire shares from the Company through the plan in an amount not to exceed $30,000 quarterly.

13.	Commitments and Contingencies

Employee Benefit Plans

First Community Bank sponsors an employee tax-sheltered savings plan for substantially all full-time employees, which provides a mandatory 50% match by First Community Bank of employee contributions up to a maximum of 6% of gross annual wages. Full vesting occurs after three years. The Company’s contributions to the plan totaled approximately $851,000 in 2007, $732,000 in 2006, and $529,000 in 2005.

In 2003, the Company established a nonqualified deferred compensation plan for certain of its executive employees and non-employee directors. The deferred compensation plan allows employees to contribute up to 50% of the employees’ base pay and 100% of the employees’ bonus compensation. Directors of the Company are allowed to contribute up to 100% of their compensation as a director. In addition, an employee with a vested unexercised stock award may elect to defer all or any portion of the stock award. All amounts contributed by employees or directors vest immediately. The Company’s obligation to the participants in the deferred compensation plan is limited to the balance in the deferred compensation plan. The deferred compensation plan is an unfunded, unsecured promise to pay compensation in the future. At December 31, 2007 and 2006, the total assets of the plan were $933,000 and $894,000, which included an investment of $594,000 and $582,000 in the Company’s common stock. The investment in the Company’s common stock is recorded as treasury stock in the consolidated statement of stockholders’ equity. An offsetting liability is recorded in the consolidated financial statements totaling $933,000 and $894,000. All amounts contributed are subject to an underlying trust and shall be subject to the claims of the general creditors of the Company. Because certain provisions of the plan were not in compliance with the American Jobs Creation Act of 2004 (“Act”), the plan was frozen effective December 31, 2004, and as such, there was no compensation expense for this plan for the years ended December 31, 2007, 2006, and 2005, respectively.

In 2005, the Company established a new nonqualified deferred compensation plan in compliance with the Act for certain of its highly compensated or management employees. The new plan allows employees to contribute up to 50% of the employees’ base pay and 100% of the employees’ bonus compensation. All amounts contributed by employees vest immediately. The Company’s obligation to the participants in the deferred compensation plan is limited to the balance in the deferred compensation plan. All amounts payable by the Company are in cash only. The deferred compensation plan is an unfunded, unsecured promise to pay compensation in the future. At December 31, 2007, the total assets of the plan were $226,000. An offsetting liability is recorded in the consolidated financial statements totaling $226,000. At December 31, 2006, the total assets of the plan were $94,000. The Company’s compensation expense for this plan for the years ended December 31, 2007 and 2006 totaled approximately $65,000 and $65,000, respectively. All amounts contributed are subject to an underlying trust and shall be subject to the claims of the general creditors of the Company.

In conjunction with the Front Range acquisition, the Company assumed the liability for the deferred compensation plans of Heritage Bank. The intention of the plans was to provide certain Heritage Bank key management employees with benefits upon retirement, death, disability, or other termination of employment, including termination of employment under a change in control. Vesting was based on age and years of service. Vesting under the years of service requirement accelerated for all participants at the acquisition date. For participants terminated after the acquisition date, vesting based on age also accelerated, and monthly payments began immediately after termination. All amounts payable by the Company are in cash only. Each plan is an unfunded, unsecured promise to pay compensation in the future. The liability recorded under these agreements at December 31, 2007 was approximately $4.6 million. The expense related to these deferred compensation agreements for the year ended December 31, 2007 was approximately $261,000, representing the imputed interest on the obligation.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases

The Company leases certain of its premises and equipment under noncancellable operating leases from certain related and unrelated parties. Certain of the lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight line rent expense to be recorded over the lease term. Lease renewal periods are generally not included in the initial lease term. Rent expense for the years ended December 31, 2007, 2006, and 2005, totaled approximately $7.3 million, $5.4 million, and $4.7 million, respectively. Minimum future payments under these leases at December 31, 2007, are as follows:

Years ending December 31,
(Dollars in thousands)
2008	$7,905
2009	7,949
2010	7,231
2011	6,136
2012	4,900
Thereafter	16,094

Total minimum future lease payments	$50,215

One of the Company’s branch locations was constructed on land owned by a Director of the Company. The Company is leasing the site for an initial term of 15 years. Lease payments were approximately $84,000 in 2007, $82,000 in 2006, and $79,000 in 2005, respectively. Management believes the lease is on terms similar to other third-party commercial transactions in the ordinary course of business.

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

	As of December 31,
	2007	2006
	(Dollars in thousands)
Commitments to extend credit	$624,152	$492,396
Standby letters of credit	51,726	45,240

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

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Outstanding Letters of Credit

The Company has three outstanding letters of credit totaling $38.6 million from the FHLB that are used to secure certain governmental deposits over and above FDIC limits. The $13.5 million letter of credit has a term of one year and will expire in June 2008 if not renewed. The $5.1 million letter of credit has an initial term of two years and will expire in April 2008 if not renewed. The $20.0 million letter of credit has an initial term of one year and will expire in March 2008 if not renewed. The letters of credit are fully collateralized by the Company’s Blanket Lien Collateral status with the FHLB as if they were funded FHLB advances.

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

Bank regulations specify the level of dividends that can be paid by First Community Bank. During the year ended December 31, 2007, First Community Bank paid a $5 million dividend to First State Bancorporation. As of December 31, 2007, First Community Bank had approximately $63.3 million in retained earnings, which were available for the payment of dividends to First State Bancorporation, subject to regulatory capital requirements. Future dividend payments will be dependent upon the level of earnings generated by First Community Bank and/or regulatory restrictions, if any.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in regulations and set forth in the following table) to risk-weighted assets, and of Tier I capital to average total assets (leverage ratio). Management believes, as of December 31, 2007, that the Company and subsidiary bank meet all capital adequacy requirements to which they are subject.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Actual		For capital adequacy purposes		To be considered well capitalized
As of December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Consolidated	$305,957	10.3%	$237,277	8.0%	$296,597	10.0%
Bank subsidiary	300,351	10.1%	236,975	8.0%	296,219	10.0%
Tier I capital to risk-weighted assets:
Consolidated	274,245	9.3%	118,639	4.0%	177,958	6.0%
Bank subsidiary	268,639	9.1%	118,488	4.0%	177,731	6.0%
Tier I capital to average total assets:
Consolidated	274,245	8.5%	129,399	4.0%	161,749	5.0%
Bank subsidiary	268,639	8.3%	129,181	4.0%	161,476	5.0%

	Actual		For capital adequacy purposes		To be considered well capitalized
As of December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Consolidated	$310,924	13.5%	$184,576	8.0%	$230,720	10.0%
Bank subsidiary	235,726	10.2%	184,356	8.0%	230,446	10.0%
Tier I capital to risk-weighted assets:
Consolidated	287,799	12.5%	92,288	4.0%	138,432	6.0%
Bank subsidiary	212,601	9.2%	92,178	4.0%	138,267	6.0%
Tier I capital to average total assets:
Consolidated	287,799	11.0%	105,030	4.0%	131,288	5.0%
Bank subsidiary	212,601	8.1%	104,828	4.0%	131,035	5.0%

15.	Condensed Financial Information of Parent Company

The assets of the Company, as parent company, consist primarily of the investment in its subsidiary bank and a money market savings account held in the subsidiary bank. The primary sources of the parent company’s cash revenues are dividends from its subsidiary bank along with interest received from the money market account. Following are condensed financial statements of the parent company:

Condensed Statements of Condition

	As of December 31,
	2007	2006
	(Dollars in thousands)
Assets:
Cash and due from banks	$6,189	$74,786
Investment in subsidiary	399,442	284,546
Goodwill	1,012	648
Deferred tax asset	337	528
Other assets	4,314	3,727

Total assets	$411,294	$364,235

Liabilities and equity capital:
Accounts payable and accrued expenses	$1,819	$1,613
Junior subordinated debentures	98,613	57,730

Total liabilities	100,432	59,343

Equity capital	310,862	304,892

Total liabilities and equity capital	$411,294	$364,235

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Operations

	Years ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Income:
Cash dividends from subsidiary	$5,000	$2,000	$—
Other income	700	214	130

Total income	5,700	2,214	130
Expenses:
Interest expense	6,616	4,490	2,820
Legal fees	17	30	32
Loss on early redemption of debentures, net	449	191	—
Other expense	690	1,440	719

Total expenses	7,772	6,151	3,571

Loss before income taxes and undistributed income of bank subsidiary	(2,072)	(3,937)	(3,441)
Income tax benefit	2,613	2,212	1,369
Undistributed income of bank subsidiary	24,266	24,500	23,470

Net income	$24,807	$22,775	$21,398

Condensed Statements of Cash Flows

	Years ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$24,807	$22,775	$21,398
Adjustments to reconcile net income to cash provided (used) by operating activities:
Undistributed income of bank subsidiary	(24,266)	(24,500)	(23,470)
Share-based compensation expense	—	658	156
Income tax benefit from exercise of options	—	—	189
Excess tax benefits from share-based compensation	(963)	(218)	—
Decrease (increase) in other assets, net	1,360	39	(289)
Increase in other liabilities, net	163	451	57

Net cash provided (used) by operating activities	1,101	(795)	(1,959)

Cash flows from investing activities:
Business acquisition, net of cash acquired	(71,991)	842	—
Issuance of trust preferred securities	(1,966)	232	(310)
Redemption of trust preferred securities	1,022	(232)	—

Net cash (used) provided by investing activities	(72,935)	842	(310)

Cash flows from financing activities:
Common stock issued	2,060	76,108	860
Costs associated with issuance of common stock	—	(927)	—
Common stock repurchased	(18,650)	—	—
Payment from subsidiary bank for acquisition costs	—	618	—
Payment from subsidiary bank for stock option compensation	1,082	634	—
Capital contributions to subsidiary bank	(6,500)	—	(7,000)
Issuance of junior subordinated debentures	65,466	232	(310)
Redemption of junior subordinated debentures	(34,022)	(232)	—
Excess tax benefits from share-based compensation	963	218	—
Dividends paid	(7,162)	(5,636)	(4,309)

Net cash provided (used) by financing activities	3,237	71,015	(139)

Net change in cash and due from banks	(68,597)	71,062	(2,408)

Cash and due from banks at beginning of year	74,786	3,724	6,132

Cash and due from banks at end of year	$6,189	$74,786	$3,724

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Fair Value of Financial Instruments

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

The carrying values and estimated fair values of the Company’s financial instruments at December 31 are as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$84,709	$84,716	$84,380	$84,370
Marketable securities available for sale	393,553	393,553	416,002	416,002
Marketable securities held to maturity	103,753	103,117	62,638	61,243
Federal Home Loan Bank, Federal Reserve Bank, and Bankers’ Bank of the West stock	19,098	19,098	14,112	14,112
Loans, net	2,509,498	2,519,099	2,018,482	2,013,306
Accrued interest receivable	15,761	15,761	13,879	13,879
Cash surrender value of bank-owned life insurance	42,999	42,999	33,466	33,466
Financial liabilities:
Deposits	2,574,687	2,598,302	2,120,924	2,133,198
Securities sold under agreements to repurchase and federal funds purchased	213,270	213,270	149,171	149,171
FHLB advances and other	203,000	203,435	155,683	155,796
Junior subordinated debentures	98,613	97,640	57,730	57,712

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents. Carrying value approximates fair value since the majority of these instruments are payable on demand and do not present credit concerns.

Federal Home Loan Bank, Federal Reserve Bank, and Bankers’ Bank of the West stock. The stock is carried at cost, which approximates fair value at December 31, 2007 and 2006.

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

Cash surrender value of bank-owned life insurance. The carrying value of cash surrender value of bank-owned life insurance is the amount realizable by the Company if it were to surrender the policy to the issuing company. Because the carrying value is equal to the amount the Company could realize in cash, the carrying value is considered its fair value.

Deposits. The estimated fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market deposits, approximates the amounts payable on demand at December 31, 2007 and 2006. The fair value of fixed maturity certificates of deposit is estimated by discounting the future contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

Securities sold under agreements to repurchase and federal funds purchased. The carrying value of securities sold under agreements to repurchase and federal funds purchased, which reset frequently to market interest rates, approximates fair value.

FHLB advances and other. Fair values for FHLB advances and other are estimated based on the current rates offered for similar borrowing arrangements at December 31, 2007 and 2006.

Junior subordinated debentures. The fair value of fixed junior subordinated debentures, the majority of which reset quarterly to market interest rates, is estimated by discounting the future contractual cash flows using the rates currently offered for similar borrowing arrangements.

Off-balance sheet items. The estimated fair values of the Company’s off-balance sheet items are not material to the fair value of financial instruments included in the consolidated balance sheets.