Form 10-Q
period 2008-03-31
FIRST STATE BANCORPORATION
filed 2008-05-12
CIK 897861

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2008.

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,121,754 shares of common stock, no par value, outstanding as of May 6, 2008.

FIRST STATE BANCORPORATION AND SUBSIDIARY

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Balance Sheets

(unaudited)

(Dollars in thousands, except share and per share amounts)

	March 31, 2008	December 31, 2007
Assets
Cash and due from banks	$80,264	$82,036
Interest-bearing deposits with other banks	2,054	1,875
Federal funds sold	4,061	798

Total cash and cash equivalents	86,379	84,709

Investment securities:
Available for sale (at market, amortized cost of $403,525 at March 31, 2008, and $393,478 at December 31, 2007)	407,915	393,553
Held to maturity (at amortized cost, market value of $66,531 at March 31, 2008, and $103,117 at December 31, 2007)	65,846	103,753
Non-marketable securities, at cost	20,011	19,098

Total investment securities	493,772	516,404

Mortgage loans available for sale	20,751	20,778
Loans held for investment, net of unearned interest	2,589,441	2,520,432
Less allowance for loan losses	(34,496)	(31,712)

Net loans	2,575,696	2,509,498

Premises and equipment (net of accumulated depreciation of $29,205 at March 31, 2008 and $27,138 at December 31, 2007)	64,684	66,181
Accrued interest receivable	14,342	15,761
Other real estate owned	16,551	18,107
Goodwill	127,365	127,365
Intangible assets (net of accumulated amortization of $4,683 at March 31, 2008, and $4,043 at December 31, 2007)	17,449	18,089
Cash surrender value of bank-owned life insurance	43,456	42,999
Net deferred tax asset	950	1,776
Other assets, net	19,394	23,314

Total assets	$3,460,038	$3,424,203

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$466,447	$485,419
Interest-bearing	2,114,154	2,089,268

Total deposits	2,580,601	2,574,687

Securities sold under agreements to repurchase	187,343	213,270
Federal Home Loan Bank advances	251,412	203,000
Junior subordinated debentures	98,576	98,613
Other liabilities	25,962	23,771

Total liabilities	3,143,894	3,113,341

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued 21,836,801 at March 31, 2008 and 21,811,980 at December 31, 2007; outstanding 20,115,849 at March 31, 2008 and 20,091,293 at December 31, 2007	221,294	220,797
Treasury stock, at cost (1,720,952 shares at March 31, 2008 and 1,720,687 shares at December 31, 2007)	(25,024)	(25,021)
Retained earnings	117,152	115,039
Accumulated other comprehensive income:
Unrealized gain on investment securities, net of tax	2,722	47

Total stockholders’ equity	316,144	310,862

Total liabilities and stockholders’ equity	$3,460,038	$3,424,203

Book value per share	$15.72	$15.47

Tangible book value per share	$8.52	$8.23

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Operations

For the three months ended March 31, 2008 and 2007

(unaudited)

(Dollars in thousands, except per share amounts)

	Three Months ended March 31, 2008	Three Months ended March 31, 2007
Interest income:
Interest and fees on loans	$47,194	$46,685
Interest on marketable securities:
Taxable	4,806	5,045
Non-taxable	894	656
Federal funds sold	38	125
Interest-bearing deposits with other banks	37	42

Total interest income	52,969	52,553

Interest expense:
Deposits	17,025	15,910
Short-term borrowings	2,917	4,090
Long-term debt	167	242
Junior subordinated debentures	1,455	1,171

Total interest expense	21,564	21,413

Net interest income	31,405	31,140
Provision for loan losses	(3,900)	(2,044)

Net interest income after provision for loan losses	27,505	29,096
Non-interest income:
Service charges on deposit accounts	2,745	2,142
Other banking service fees	247	223
Credit and debit card transaction fees	937	887
Gain (loss) on investment securities	(236)	42
Check imprint income	176	177
Gain on sale of mortgage loans	1,247	1,449
Income on cash surrender value of bank-owned life insurance	457	354
Other	711	616

Total non-interest income	6,284	5,890

Non-interest expense:
Salaries and employee benefits	13,517	12,260
Occupancy	4,025	3,241
Data processing	1,549	1,548
Equipment	2,144	1,849
Legal, accounting, and consulting	576	621
Marketing	747	948
Telephone	493	503
Supplies	240	334
Delivery	280	287
Other real estate owned	561	186
FDIC insurance premiums	465	63
Amortization of intangibles	640	434
Check imprint expense	154	174
Other	2,442	2,493

Total non-interest expense	27,833	24,941

Income before income taxes	5,956	10,045
Income tax expense	2,031	3,567

Net income	$3,925	$6,478

Earnings per share:
Basic earnings per share	$0.19	$0.31

Diluted earnings per share	$0.19	$0.31

Dividends per common share	$0.09	$0.08

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Comprehensive Income

For the three months ended March 31, 2008 and 2007

(unaudited)

(Dollars in thousands)

	Three months ended March 31, 2008	Three months ended March 31, 2007
Net income	$3,925	$6,478
Other comprehensive income, net of tax - unrealized holding gains on securities available for sale arising during period	2,522	732
Reclassification adjustment for losses (gains) included in net income	153	(28)

Total comprehensive income	$6,600	$7,182

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the three months ended March 31, 2008 and 2007

(unaudited)

(Dollars in thousands)

	Three Months ended March 31, 2008	Three Months ended March 31, 2007
Cash flows from operating activities:
Net income	$3,925	$6,478
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,900	2,044
Provision for decline in value of other real estate owned	151	—
Net gain on sale of other real estate owned	(28)	(45)
Depreciation and amortization	2,309	2,011
Share-based compensation expense	191	274
(Gain) loss on sale of investment securities available for sale	236	(42)
Gain on disposal of premises and equipment	(13)	(12)
Increase in bank-owned life insurance cash surrender value	(457)	(354)
Amortization of securities, net	(533)	(420)
Amortization of core deposit intangible	640	434
Mortgage loans originated for sale	(84,164)	(97,943)
Proceeds from sale of mortgage loans originated for sale	85,062	103,733
Excess tax benefits from share-based compensation	—	(275)
Deferred income taxes	(813)	1,659
Decrease in accrued interest receivable	1,419	228
Decrease in other assets, net	3,641	1,644
Increase (decrease) in other liabilities, net	2,191	(4,970)

Net cash provided by operating activities	17,657	14,444

Cash flows from investing activities:
Net increase in loans	(71,425)	(70,110)
Purchases of investment securities carried at amortized cost	(53,550)	—
Maturities of investment securities carried at amortized cost	91,650	1,618
Purchases of investment securities carried at market	(96,448)	—
Maturities of investment securities carried at market	86,504	13,496
Sale of investment securities available for sale	—	70,840
Purchases of non-marketable securities carried at cost	(913)	(4,126)
Redemption of non-marketable securities carried at cost	—	4,971
Purchases of premises and equipment	(570)	(4,274)
Redemption of bank-owned life insurance	—	318
Purchase of trust preferred capital securities	—	(619)
Net proceeds from other real estate owned	1,862	1,206
Proceeds from the sale of fixed assets	13	19
Cash paid for business acquisition, net of cash received	—	(57,164)

Net cash used by investing activities	(42,877)	(43,825)

Cash flows from financing activities:
Net increase in interest-bearing deposits	24,886	24,050
Net decrease in non-interest-bearing deposits	(18,972)	(2,285)
Net increase (decrease) in securities sold under agreements to repurchase	(25,927)	39,254
Proceeds from Federal Home Loan Bank advances	240,000	147,000
Payments on Federal Home Loan Bank advances	(191,588)	(162,254)
Proceeds from common stock issued	306	650
Issuance of junior subordinated debentures	—	20,619
Excess tax benefits from share-based compensation	—	275
Dividends paid	(1,812)	(1,668)
Treasury stock	(3)	(2,361)

Net cash provided by financing activities	26,890	63,280

Increase in cash and cash equivalents	1,670	33,899
Cash and cash equivalent at beginning of period	84,709	84,380

Cash and cash equivalents at end of period	$86,379	$118,279

(Continued)

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the three months ended March 31, 2008 and 2007

(unaudited)

(Dollars in thousands)

(continued)

	Three Months ended March 31, 2008	Three Months ended March 31, 2007
Supplemental disclosure of noncash investing and financing activities:
Additions to other real estate owned in settlement of loans	$429	$2,753

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,088	$20,312

Cash (received) paid for income taxes	$(2,121)	$812

Summary of assets acquired, and liabilities assumed through acquisition:
Cash and cash equivalents	$—	$14,836
Investment securities	—	72,549
Net loans	—	299,209
Accrued interest receivable	—	2,540
Goodwill and intangibles	—	66,257
Premises and equipment	—	13,666
Other real estate owned	—	9,253
Bank-owned life insurance	—	8,771
Other assets, net	—	897
Net deferred tax asset	—	5,701
Deposits	—	(359,778)
Securities sold under agreements to repurchase	—	(10,926)
Federal Home Loan Bank advances	—	(24,371)
Junior subordinated debentures	—	(10,064)
Other liabilities	—	(16,540)

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Notes to Consolidated Condensed Financial Statements

(unaudited)

1.	Consolidated Condensed Financial Statements

The accompanying consolidated condensed financial statements of First State Bancorporation and subsidiary (the “Company,” “First State,” “we,” “our,” or similar terms) are unaudited and include our accounts and those of our wholly owned subsidiary, First Community Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated. Information contained in our consolidated condensed financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Our consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

2.	New Accounting Standards

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” Staff Accounting Bulletin No. 109 supersedes Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments.” It clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. However, it retains the guidance in Staff Accounting Bulletin No. 105 that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. The guidance is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of Staff Accounting Bulletin No. 109 did not have a material impact on the Company’s consolidated condensed financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately on the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 did not have any impact on the Company’s consolidated financial statements. For additional information, see note 5 to the Company’s consolidated condensed financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In February 2008, Financial Accounting Standards Board Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” was issued. FSP No. 157-2 delayed the application of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years The adoption of SFAS 157 did not have any impact on the Company’s consolidated financial position or results of operations. For additional information, see note 5 to the Company’s consolidated condensed financial statements.

3.	Share-Based Compensation

Effective January 1, 2006, we adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all share-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest.

For the three months ended March 31, 2008 and 2007, respectively, we recorded approximately $191,000 and $274,000 of pretax share-based compensation expense associated with outstanding unvested stock options and restricted stock awards in salaries and employee benefits in the accompanying consolidated condensed statements of operations.

The following table summarizes our stock option activity during the three months ended March 31, 2008:

	Shares	Weighted average exercise price
Outstanding at December 31, 2007	1,410,685	$16.92
Granted	147,045	12.32
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2008	1,557,730	$16.49

Options exercisable at March 31, 2008	689,845	$15.32

The Company estimated the weighted average fair value of options granted during the three months ended March 31, 2008 to be approximately $3.68. The value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 2.33%; expected dividend yield of 2.92%; an expected life of 7.8 years; and expected volatility of 36.47%.

The options granted during the three months ended March 31, 2008 includes 122,045 performance-based options granted on January 25, 2008 under the Key Executives Incentive Plan. Management currently believes that the performance targets for these options are not probable of achievement. Therefore, compensation expense for these options is not currently being recognized.

4.	Earnings per Common Share

Basic earnings per share are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted earnings per share are calculated by increasing the basic earnings per share denominator by the number of additional common shares that would have been outstanding if dilutive potential common shares for options had been issued.

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months ended March 31:

	Three Months Ended March 31,
	2008			2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except share and per share amounts)
Basic EPS:
Net income	$3,925	20,135,032	$0.19	$6,478	20,840,839	$0.31

Effect of dilutive securities
Options	—	22,707		—	259,139

Diluted EPS:
Net income	$3,925	20,157,739	$0.19	$6,478	21,099,978	$0.31

For the three-month periods ended March 31, 2008 and 2007, approximately 1,219,930 and 197,500 stock options outstanding, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were equal to or greater than the average share price of the common shares, and therefore, their inclusion would have been antidilutive.

5.	Fair Value

As discussed in note 3, the Company adopted the fair value financial accounting standards SFAS No. 157 and SFAS No. 159 as of January 1, 2008.

SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has not elected to apply the fair value option to any financial assets or liabilities, except as already applicable under other accounting standards.

SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements. The following presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company used the following methods and significant assumptions to estimate fair value.

Securities available for sale – For these securities, the Company obtains fair value measurements from an independent pricing service. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are based on pricing models that vary by asset class and incorporate available trade, bid and other market information. Because many fixed income securities do not trade on a daily basis, the pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Models are used to assess interest rate impact and develop prepayment scenarios. Relevant credit information, perceived market movements and sector news are integrated into the pricing applications and models. Securities that are priced using these types of inputs are classified within Level 2 of the valuation hierarchy.

Impaired loans – Impaired loans are reported at the present value of the estimated cash flow of expected repayments discounted using the loan’s contractual interest rate or at the fair value of the underlying collateral less estimated selling costs when it is determined that the source of repayment is dependent on the underlying collateral. Collateral values are estimated using independent appraisals or internally developed estimates based on the nature of the collateral and considering similar assets or other available information. The independent appraisals are considered Level 2 inputs and the internally developed estimates are considered Level 3 inputs.

Loans held for sale – These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds based on sales contracts and commitments. At March 31, 2008, all of the Company’s loans held for sale are carried at cost.

Other real estate owned – These assets are reported at the lower of the investment in the related loan or the estimated fair value of the assets received. Fair value of the assets received is determined based on current market information, including independent appraisals minus estimated costs of disposition. Independent appraisals are considered Level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial Assets	Balance as of March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Securities available for sale	$407,915	$620	$407,295	$—

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described previously in this note. For assets measured at fair value on a nonrecurring basis in 2007 that were still held in the balance sheet at year-end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at year-end. Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include goodwill, other intangible assets, and other non-financial long-lived assets. As stated above, SFAS No. 157 will be applicable to these fair value measurements beginning January 1, 2009.

	Carrying value at March 31, 2008					Period ended March 31, 2008
	(Dollars in thousands)
	Total		Level 1	Level 2	Level 3	Total Losses
Impaired loans	$14,529	(1)	$—	$12,599	$1,930	$2,110	(2)
Other real estate owned	16,551	(3)	—	16,551	—	151	(4)

						$2,261

(1)	Represents the carrying value of loans for which a specific reserve was recorded based on the estimated value of the collateral.
(2)	Represents the write-downs of loans during the period based on the estimated value of the collateral.
(3)	Represents the fair value of other real estate owned that is measured at net realizable value.
(4)	Represents write-downs during the period of other real estate owned subsequent to the initial classification as a foreclosed asset.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

All statements, other than statements of historical fact, included in this Form 10-Q which relate to performance, development or activities that we expect or anticipate will or may happen in the future, are forward looking statements. The discussions regarding our growth strategy, expansion of operations in our markets, acquisitions, competition, loan and deposit growth, timing of new branch openings, and response to consolidation in the banking industry include forward-looking statements. Other forward-looking statements may be identified by the use of forward-looking words such as “believe,” “expect,” “may,” “might,” “will,” “should,” “seek,” “could,” “approximately,” “intend,” “plan,” “estimate,” or “anticipate” or the negative of those words or other similar expressions.

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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. These factors are included in our Form 10K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

Consolidated Condensed Balance Sheets

Our total assets increased by $36.0 million from $3.424 billion as of December 31, 2007 to $3.460 billion as of March 31, 2008. The increase in total assets is primarily due to a $69 million increase in our loans held for investment.

The following table presents the amounts of our loans, by category, at the dates indicated.

	March 31, 2008		December 31, 2007		March 31, 2007
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$354,723	13.6%	$342,141	13.5%	$321,977	13.4%
Real estate – commercial	963,664	36.9%	967,322	38.1%	837,564	34.8%
Real estate – one- to four-family	242,302	9.3%	235,015	9.2%	242,474	10.1%
Real estate – construction	982,847	37.6%	928,582	36.5%	907,710	37.7%
Consumer and other	45,905	1.8%	47,372	1.9%	57,784	2.4%
Mortgage loans available for sale	20,751	0.8%	20,778	0.8%	20,546	0.9%
Other loans available for sale	—	—%	—	—	17,072	0.7%

Total	$2,610,192	100.0%	$2,541,210	100.0%	$2,405,127	100.0%

We utilize deposits and FHLB advances as our main sources of funding for loans and investments. Deposits increased by $6.0 million from $2.575 billion as of December 31, 2007 to $2.581 billion as of March 31, 2008. FHLB advances increased by $48.4 million from $203.0 million at December 31, 2007 to $251.4 million at March 31, 2008, as loan growth continued to outpace deposit growth.

The following table represents customer deposits, by category, at the dates indicated.

	March 31, 2008		December 31, 2007		March 31, 2007
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Non-interest-bearing	$466,447	18.1%	$485,419	18.9%	$498,624	19.9%
Interest-bearing demand	331,089	12.8%	336,914	13.1%	353,694	14.1%
Money market savings accounts	474,247	18.4%	355,889	13.8%	363,081	14.5%
Regular savings	109,610	4.2%	107,096	4.2%	124,107	5.0%
Certificates of deposit less than $100,000	486,482	18.9%	490,741	19.1%	451,504	18.1%
Certificates of deposit greater than $100,000	712,726	27.6%	798,628	30.9%	711,457	28.4%

Total	$2,580,601	100.0%	$2,574,687	100.0%	$2,502,467	100.0%

Consolidated Results of Operations For the Three Months Ended March 31, 2008

Our net income for the three months ended March 31, 2008 was $3.9 million, or $0.19 per diluted share, compared to $6.5 million or $0.31 per diluted share for the same period in 2007. Our annualized return on average assets was 0.46% for the three months ended March 31, 2008, compared to 0.88% for the same period of 2007.

Our net interest income increased approximately $265,000 to $31.4 million for the first quarter of 2008 compared to $31.1 million for the first quarter of 2007. This increase was composed of a $416,000 increase in total interest income, partially offset by a $151,000 increase in total interest expense.

The increase in total interest income was composed of an increase of $8.6 million due to increased average interest earning assets of $378.3 million, and a decrease of $8.2 million due to a 0.98% decrease in the yield on average interest-earning assets. The increase in average interest-earning assets primarily occurred in loans. The increase in average loans is due to the acquisition of Front Range Capital Corporation (“Front Range”), completed on March 1, 2007, as well as our continued organic growth. Total loans acquired in the Front Range transaction were approximately $296 million, which contributed approximately $105.4 million to average loans for the quarter ended March 31, 2007.

The increase in total interest expense was composed of an increase of $4.6 million due to increased average interest-bearing liabilities of $402.1 million and a decrease of $4.5 million due to a 0.61% decrease in the cost of interest-bearing liabilities. The increase in average interest-bearing liabilities was primarily due to an increase in average interest-bearing deposits of $300.3 million, due to the acquisition of Front Range, completed on March 1, 2007, and our success in gaining market share in New Mexico and Colorado. Total interest-bearing deposits acquired in the Front Range transaction were approximately $306.2 million, which contributed approximately $105.4 million to average interest-bearing deposits for the quarter ended March 31, 2007. Average short-term borrowings increased by $35.6 million as a result of deposit growth being lower than loan growth. Average junior subordinated debentures increased by $36.7 million, due to the issuance of new debentures in March 2007, May 2007, and September 2007, partially offset by the redemptions of certain higher-cost debentures that occurred in the second half of 2007.

The decrease in yield on interest earning assets of 0.98% reflects the impact of the Federal Reserve Bank’s 300 basis point decrease in the federal funds target rate that began in the third quarter of 2007, which led to a similar decrease in the prime rate. A substantial portion of our loan portfolio consists of adjustable rate loans whose rates are adjusted based upon the then prevailing prime rate. The decrease in the prime rate has led to a corresponding decrease in the yield on our loan portfolio.

The cost of interest bearing liabilities decreased by 0.61% as a result of decreasing interest rates precipitated by the Federal Reserve Bank’s rate decreases. The changes in deposit rates lag behind the decreases from the Federal Reserve Bank, due to fixed maturities on certificates of deposit, and are primarily market driven due to the competitive nature of deposits which impacts the rates that we pay on deposits. We have lowered select deposit rates, but remain competitive in the markets we serve. In addition, the decrease in the federal funds target rate has corresponded to a decrease in interest expense related to our borrowings as the majority of our borrowings are short-term, and have been repricing downward. The rates on our securities sold under agreements to repurchase have also decreased, in conjunction with the Federal Reserve Bank’s lower federal funds target rates. The cost of our junior subordinated debentures, which are indexed to LIBOR, have also decreased due to repricing of the debentures.

During the quarter ended March 31, 2008, the net interest margin decreased by 0.58% compared to the quarter ended March 31, 2007 and decreased by 0.32% over the fourth quarter of 2007, primarily due to the Federal Reserve Bank lowering the federal funds target rate by 300 basis point over the past few months. The net interest margin has also been negatively impacted by the need to utilize more expensive borrowings to fund the loan growth which continues to outpace deposit growth. Due to the level of non-accrual loans in the quarter ended March 31, 2008, the reversal of interest on these loans also contributed to the decrease in the net interest margin. We anticipate further compression in our net interest margin in the second quarter of 2008 from the Federal Reserve Bank rate cuts that occurred in March and April of 2008. However, the impact of these cuts will begin to moderate as our deposits continue to reprice from earlier rate cuts. The extent of future changes in our net interest margin will also depend on the amount and timing of any additional Federal Reserve Bank rate changes, the level of borrowings needed to fund loan growth, our ability to manage the cost of interest-bearing liabilities, and our ability to stay competitive in the markets we serve.

Non-interest Income

An analysis of the components of non-interest income is presented in the table below.

	First Quarter Ended March 31,
(Dollars in thousands)	2008	2007	$ Change	% Change
Service charges on deposit accounts	$2,745	$2,142	$603	28%
Other banking service fees	247	223	24	11
Credit and debit card transaction fees	937	887	50	6
Gain (loss) on investment securities	(236)	42	(278)	(662)
Gain on sale of mortgage loans	1,247	1,449	(202)	(14)
Check imprint income	176	177	(1)	(1)
Income on cash surrender value of bank- owned life insurance	457	354	103	29
Other	711	616	95	15

	$6,284	$5,890	$394	7%

The increase in service charges on deposit accounts is due to an increase in NSF fees charged per occurrence, an increase in account analysis fees, increased volume enhanced by the Front Range acquisition, and a reduction in fees waived from deposit accounts.

The loss on investment securities in 2008 includes an “other than temporary” impairment charge of $333,000 on FHLMC preferred stock, recorded in accordance with generally accepted accounting principles. This stock is held in the available for sale portfolio and was acquired as part of the acquisition of Front Range Capital Corporation in March 2007, at which time it was valued at approximately $953,000. These high yielding securities are rated AA- and Aa3 by S&P and Moody’s, respectively, and are held by hundreds of bank and thrifts. Current market conditions make it difficult to accurately forecast the time period required for these securities to fully recover. Therefore, the “other than temporary” impairment is warranted.

The decrease in gain on sale of mortgage loans is primarily due to reduced volumes reflecting the nationwide slow down in the residential mortgage market. However, the volume of mortgage loans sold in the first quarter of 2008, while lower than the volume in the first quarter of 2007, exceeded the volumes sold in the third and fourth quarters of 2007.

Non-interest Expenses

An analysis of the components of non-interest expense is presented in the table below.

	First Quarter Ended March 31,
(Dollars in thousands)	2008	2007	$ Change	% Change
Salaries and employee benefits	$13,517	$12,260	$1,257	10%
Occupancy	4,025	3,241	784	24
Data processing	1,549	1,548	1	—
Equipment	2,144	1,849	295	16
Legal, accounting, and consulting	576	621	(45)	(7)
Marketing	747	948	(201)	(21)
Telephone	493	503	(10)	(2)
Supplies	240	334	(94)	(28)
Delivery	280	287	(7)	(2)
Other real estate owned	561	186	375	201
FDIC insurance premiums	465	63	402	638
Check imprint expense	154	174	(20)	(11)
Amortization of intangibles	640	434	206	47
Other	2,442	2,493	(51)	(2)

	$27,833	$24,941	$2,892	12%

The increase in salaries and benefits is primarily due to the acquisition of Front Range, normal compensation increases for job performance, an increase in accrued incentives, and an increase in self-insured medical and dental claims. This increase was partially offset by a decrease in expenses related to temporary help and to a decrease in other personnel expenses related to 2007 retention bonuses for Front Range employees that did not recur in 2008.

The increase in occupancy expense reflects the acquisition of Front Range, the lease of space in Phoenix for two new branches that opened in the second quarter of 2007, and the lease of space that began in the second quarter of 2007 for a new branch location in Albuquerque that opened in the fourth quarter of 2007.

The increase in equipment expense is primarily due to the acquisition of Front Range.

The decrease in marketing expense is primarily due to a decrease in direct advertising costs in conjunction with our expense management initiative.

The increase in other real estate owned is primarily due to the write-down of a property and an increase in taxes and insurance. The $151,000 write-down occurred in conjunction with an offer to purchase a property that was previously held for future expansion and development by Front Range, reflecting the property’s estimated net realizable value. The increase in taxes and insurance is commensurate with the increase in other real estate owned that occurred beginning with the Front Range acquisition on March 1, 2007.

The increase in FDIC insurance premiums is due to new FDIC assessment rates that took effect at the beginning of 2007. These rates are significantly higher than the previous assessment rates. The new assessment system allowed eligible insured depository institutions to share a one-time assessment credit pool, which offset premiums for a period of time. First Community Bank’s share of the credit was used up in the third quarter of 2007.

The increase in amortization of intangibles reflects the acquisition of Front Range.

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

	Three months ended March 31, 2008	Year ended December 31, 2007	Three months ended March 31, 2007
	(Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
Balance beginning of period	$31,712	$23,125	$23,125
Allowance related to acquired loans	—	2,958	3,138
Provision for loan losses	3,900	10,267	2,044
Net charge-offs	(1,116)	(4,638)	(394)

Balance end of period	$34,496	$31,712	$27,913

Allowance for loan losses to total loans held for investment	1.33%	1.26%	1.18%
Allowance for loan losses to non-performing loans	69%	103%	78%

	March 31, 2008	December 31, 2007	March 31, 2007
	(Dollars in thousands)
NON-PERFORMING ASSETS:
Accruing loans – 90 days past due	$553	$2	$187
Non-accrual loans	49,748	30,736	35,575

Total non-performing loans	50,301	30,738	35,762
Other real estate owned	16,551	18,107	17,241

Total non-performing assets	$66,852	$48,845	$53,003

Potential problem loans	$71,862	$63,961	$42,311
Total non-performing assets to total assets	1.93%	1.43%	1.61%

Our provision for loan losses was $3.9 million for the first quarter of 2008, compared to $2.0 million for the first quarter of 2007. The increase is primarily a result of an increase in net charge-offs, an increase in non-performing loans, and the continued growth of the portfolio. The allowance for loan losses to total loans held for investment was 1.33% and the ratio of allowance for loan losses to non-performing loans was 69% at March 31, 2008, compared to the allowance for loan losses to total loans held for investment of 1.18% and the ratio of allowance for loan losses to non-performing loans of 78% at March 31, 2007. Approximately 45% of our non-performing loans are in New Mexico, approximately 45% are in Colorado, approximately 10% are in Utah, and none are in Arizona. In assessing the adequacy of the allowance, management reviews the size, quality, and risks of loans in the portfolio, and considers factors such as specific known risks, past experience, the status and amount of non-performing assets, and economic conditions.

While non-performing assets have increased during the quarter ended March 31, 2008, management continues to believe that the value of the real estate collateral supporting most of the non-performing loans will limit the ultimate losses that we experience. Management continues to aggressively work problem loans as soon as they are identified. The real estate construction loan category currently comprises the largest percentage of non-performing loans, at approximately 61% at March 31, 2008. The second largest category is real estate commercial loans at approximately 15%. Net charge-offs, at an annualized rate of 17 basis points of average loans, were down slightly from the fourth quarter of 2007. Management expects a somewhat higher level of charge-offs for the remainder of the year, more likely in the range of 25-35 basis points, on an annualized basis.

Of the $983 million of real estate construction loans, approximately 49% of these loans are related to residential construction and approximately 51% are for commercial purposes or vacant land. The majority of our real estate construction loans are in New Mexico, which has not experienced as significant an impact from the economic slowdown as other areas, although delinquency rates are rising. High foreclosure rates in Colorado and Arizona as well as excess inventory levels, combined with instability in the permanent mortgage financing sector has had a ripple effect on the construction industry, construction industry sub-contractors, and acquisition and development sectors of our market. This is evidenced by the reduced number of housing starts, and high levels of lot inventory in Colorado, Arizona, and New Mexico. Approximately 53% of our real estate construction loans are in New Mexico, approximately 22% are in Colorado, approximately 19% are in Utah, and approximately 6% are in Arizona.

We sell virtually all of the residential mortgage loans that we originate and we have no securities that are backed by sub-prime mortgages.

Potential problem loans are loans not included in non-performing loans that we have doubts as to the ability of the borrowers to comply with present loan repayment terms.

Liquidity and Capital Expenditures

Our primary sources of funds are customer deposits, loan repayments, maturities of and cash flow from investment securities, and borrowings. Borrowings include federal funds purchased, securities sold under repurchase agreements, and borrowings from the Federal Home Loan Bank.

While management anticipates that we will continue to rely primarily on customer deposits, loan repayments, and borrowings, as well as retained earnings, to provide liquidity, to make loans, and to purchase securities, we may also consider secondary sources of liquidity such as the issuance of additional brokered deposits, the issuance of junior subordinated debentures, private equity offerings, or the sale of equity in the capital markets. However, there is no assurance that these sources will be available or have an acceptable cost structure.

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

	Three Months Ended March 31,
	2008			2007
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$337,574	$6,266	7.47%	$308,103	$6,465	8.51%
Real estate	2,154,373	39,477	7.37%	1,792,697	38,476	8.70%
Consumer	46,488	1,186	10.26%	56,136	1,374	9.93%
Mortgage	17,648	265	6.04%	21,975	370	6.83%
Other	2,504	—	—	2,287	—	—

Total loans	2,558,587	47,194	7.42%	2,181,198	46,685	8.68%
Allowance for loan losses	(32,292)			(25,103)
Securities:
U.S. government and mortgage-backed	406,189	4,560	4.52%	426,985	4,861	4.62%
State and political subdivisions:
Non-taxable	74,475	894	4.83%	52,373	656	5.08%
Taxable	489	8	6.58%	—	—	—
Other	19,530	238	4.90%	16,425	184	4.54%

Total securities	500,683	5,700	4.58%	495,783	5,701	4.66%
Interest-bearing deposits with other banks	3,148	37	4.73%	2,441	42	6.98%
Federal funds sold	5,074	38	3.01%	9,804	125	5.17%

Total interest-earning assets	3,067,492	52,969	6.95%	2,689,226	52,553	7.93%
Non-interest-earning assets:
Cash and due from banks	66,958			70,346
Other.	309,961			244,448

Total non-interest-earning assets	376,919			314,794

Total assets	$3,412,119			$2,978,917

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$335,475	$876	1.05%	$329,723	$950	1.17%
Certificates of deposit > $100,000	724,061	7,239	4.02%	656,600	7,813	4.83%
Certificates of deposit < $100,000	492,272	5,518	4.51%	408,584	4,561	4.53%
Money market savings accounts	430,845	3,157	2.95%	280,082	2,279	3.30%
Regular savings accounts	106,653	235	0.89%	113,977	307	1.09%

Total interest-bearing deposits	2,089,306	17,025	3.28%	1,788,966	15,910	3.61%
Securities sold under agreements to repurchase	209,844	1,292	2.48%	173,563	1,879	4.39%
Short-term borrowings	203,215	1,625	3.22%	167,637	2,211	5.35%
Long-term debt	11,615	167	5.78%	18,442	242	5.32%
Junior subordinated debentures	98,594	1,455	5.94%	61,856	1,171	7.68%

Total interest-bearing liabilities	2,612,574	21,564	3.32%	2,210,464	21,413	3.93%
Non-interest-bearing demand accounts	458,648			441,859
Other non-interest-bearing liabilities	24,246			14,185

Total liabilities	2,612,574			2,666,508
Stockholders’ equity	316,651			312,409

Total liabilities and Stockholders’ equity	$3,412,119			$2,978,917

Net interest income		$31,405			$31,140

Net interest spread			3.63%			4.00%
Net interest margin			4.12%			4.70%
Ratio of average interest-earning assets to average interest-bearing liabilities			117.41%			121.66%

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

Rising and falling interest rate environments can have various impacts on a bank’s net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank’s various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of March 31, 2008, our cumulative interest rate gap for the period up to three months was a positive $282.8 million and for the period up to one year was a positive $20.5 million. The Federal Reserve Bank has lowered target rates by 300 basis points over the past several months, which has unfavorably impacted net income. On April 30, 2008, the Federal Reserve Bank lowered target rates by 25 basis points, which, in combination with the Federal Reserve Bank rate cut in late March, is expected to unfavorably impact net income further. Based solely on our interest rate gap of 12 months or less, our net income could be further unfavorably impacted by additional decreases in interest rates or favorably impacted by increases in interest rates.

The following table sets forth our estimate of maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at March 31, 2008. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Less than three months	Three months to less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$35,977	$120,429	$179,863	$157,503	$493,772
Interest-bearing deposits with other banks	1,359	—	695	—	2,054
Federal funds sold	4,061	—	—	—	4,061
Loans:
Commercial	214,414	46,101	84,672	9,536	354,723
Real estate	1,249,067	229,348	596,436	134,713	2,209,564
Consumer	11,128	8,760	19,896	6,121	45,905

Total interest-earning assets	$1,516,006	$404,638	$881,562	$307,873	$3,110,079

Interest-bearing liabilities:
Savings and NOW accounts	$182,988	$230,418	$413,407	$88,133	$914,946
Certificates of deposit greater than $100,000	361,632	229,291	121,480	323	712,726
Certificates of deposit less than $100,000	171,944	205,233	108,116	1,189	486,482
Securities sold under agreements to repurchase	187,343	—	—	—	187,343
FHLB advances	240,672	2,016	8,253	471	251,412
Junior subordinated debentures	88,626	—	9,950	—	98,576

Total interest-bearing liabilities	$1,233,205	$666,958	$661,206	$90,116	$2,651,485

Interest rate gap	$282,801	$(262,320)	$220,356	$217,757	$458,594

Cumulative interest rate gap at March 31, 2008	$282,801	$20,481	$240,837	$458,594

Cumulative gap ratio at March 31, 2008	1.23	1.01	1.09	1.17

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2008, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures and internal control over financial reporting are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in our internal control over financial reporting or in other factors that occurred during the registrant’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank N.M. (formerly known as First State Bank of Taos), First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation. (6)

2.2	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (9)

2.3	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation, and Ranchers Banks. (10)

2.4	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc., and AccessBank. (11)

2.5	Agreement and Plan of Merger, dated as of October 4, 2006, by and among First State Bancorporation, MSUB, Inc., Front Range Capital Corporation, and Heritage Bank. (15)

2.6	Loan Purchase Agreement, dated July 27, 2007, by and between First Community Bank, successor by merger to Heritage Bank and CAPFINANCIAL CV2, LLC. (20)

3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (14)

3.3	Amended Bylaws of First State Bancorporation. (7)

10.1	Executive Employment Agreement. (5)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (4)

10.3	Executive Deferred Compensation Plan. (7) (Participation and contributions to this Plan have been frozen as of December 31, 2004.)

10.4	First Amendment to Executive Employment Agreement. (8)

10.5	Officer Employment Agreement. (8)

10.6	First Amendment to Officer Employment Agreement. (8)

10.7	First State Bancorporation Deferred Compensation Plan. (3)

10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (17)

10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (13)

10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (13)

10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (18)

10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (12)

10.13	Third Amendment to First State Bancorporation 2003 Equity Incentive Plan. (14)

10.14	Compensation Committee Approval and Board Ratification of Certain Executive Salaries. (16)

10.15	Fourth Amendment to First State Bancorporation 2003 Equity Incentive Plan. (21)

10.16	Second Amendment to Executive Employment Agreement (Stanford). (19)

10.17	Second Amendment to Executive Employment Agreement (Dee). (19)

10.18	Second Amendment to Executive Employment Agreement (Spencer). (19)

10.19	Second Amendment to Executive Employment Agreement (Martin). (19)

10.20	Key Executives Incentive Plan. (22)

10.21	Second Amendment to the First State Bancorporation Deferred Compensation Plan. (2)

10.22	Executive Compensation Plan of Heritage Bank. (2)

10.23	Form of Adoption Agreement for Executive compensation Plan of Heritage Bank. (2)

10.24	Executive Retirement Plan of Heritage Bank Amendment and Restatement. (2)

10.25	Form of Adoption Agreement for Executive Retirement Plan of Heritage Bank. (2)

14	Code of Ethics for Executives. (7)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference from Amendment 1 to First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.

(2)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2007.
(3)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.
(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003 (SEC File No. 001-12487, Film No. 03737867).
(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001 (SEC File No. 001-12487, Film No. 02587934).
(6)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on May 31, 2002 (SEC File No. 001-12487, Film No. 02668273).
(7)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003 (SEC File No. 001-12487, Film No. 03840367).
(8)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2005.
(9)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(10)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(12)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003, SEC file No. 333-104906.
(13)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2006.
(14)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2006.
(15)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed October 5, 2006.
(16)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed November 2, 2006.
(17)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on January 26, 2006.
(18)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997, SEC file No. 333-28217.
(19)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 27, 2007.
(20)	Incorporated by reference to Exhibit 2.1 from First State Bancorporation’s Form 8-K filed on August 1, 2007.
(21)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2007.
(22)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on August 10, 2007.
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST STATE BANCORPORATION

Date: May 12, 2008	By:	/s/ Michael R. Stanford
Michael R. Stanford, President & Chief Executive Officer

Date: May 12, 2008	By:	/s/ Christopher C. Spencer
Christopher C. Spencer, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank N.M. (formerly known as First State Bank of Taos), First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation. (6)

2.2	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (9)

2.3	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation, and Ranchers Banks. (10)

2.4	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc., and AccessBank. (11)

2.5	Agreement and Plan of Merger, dated as of October 4, 2006, by and among First State Bancorporation, MSUB, Inc., Front Range Capital Corporation, and Heritage Bank. (15)

2.6	Loan Purchase Agreement, dated July 27, 2007, by and between First Community Bank, successor by merger to Heritage Bank and CAPFINANCIAL CV2, LLC. (20)

3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (14)

3.3	Amended Bylaws of First State Bancorporation. (7)

10.1	Executive Employment Agreement. (5)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (4)

10.3	Executive Deferred Compensation Plan. (7) (Participation and contributions to this Plan have been frozen as of December 31, 2004.)

10.4	First Amendment to Executive Employment Agreement. (8)

10.5	Officer Employment Agreement. (8)

10.6	First Amendment to Officer Employment Agreement. (8)

10.7	First State Bancorporation Deferred Compensation Plan. (3)

10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (17)

10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (13)

10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (13)

10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (18)

10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (12)

10.13	Third Amendment to First State Bancorporation 2003 Equity Incentive Plan. (14)

10.14	Compensation Committee Approval and Board Ratification of Certain Executive Salaries. (16)

10.15	Fourth Amendment to First State Bancorporation 2003 Equity Incentive Plan. (21)

10.16	Second Amendment to Executive Employment Agreement (Stanford). (19)

10.17	Second Amendment to Executive Employment Agreement (Dee). (19)

10.18	Second Amendment to Executive Employment Agreement (Spencer). (19)

10.19	Second Amendment to Executive Employment Agreement (Martin). (19)

10.20	Key Executives Incentive Plan. (22)

10.21	Second Amendment to the First State Bancorporation Deferred Compensation Plan. (2)

10.22	Executive Compensation Plan of Heritage Bank. (2)

10.23	Form of Adoption Agreement for Executive Compensation Plan of Heritage Bank. (2)

10.24	Executive Retirement Plan of Heritage Bank Amendment and Restatement. (2)

10.25	Form of Adoption Agreement for Executive Retirement Plan of Heritage Bank. (2)

14	Code of Ethics for Executives. (7)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference from Amendment 1 to First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.

(2)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2007.
(3)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.
(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003 (SEC File No. 001-12487, Film No. 03737867).
(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001 (SEC File No. 001-12487, Film No. 02587934).
(6)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on May 31, 2002 (SEC File No. 001-12487, Film No. 02668273).
(7)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003 (SEC File No. 001-12487, Film No. 03840367).
(8)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2005.
(9)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(10)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(12)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003, SEC file No. 333-104906.
(13)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2006.
(14)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2006.
(15)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed October 5, 2006.
(16)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed November 2, 2006.
(17)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on January 26, 2006.
(18)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997, SEC file No. 333-28217.
(19)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 27, 2007.
(20)	Incorporated by reference to Exhibit 2.1 from First State Bancorporation’s Form 8-K filed on August 1, 2007.
(21)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2007.
(22)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on August 10, 2007.
*	Filed herewith.