Form 10-Q
period 2008-06-30
FIRST STATE BANCORPORATION
filed 2008-08-11
CIK 897861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-12487

FIRST STATE BANCORPORATION

(Exact name of registrant as specified in its charter)

NEW MEXICO	85-0366665
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7900 JEFFERSON NE ALBUQUERQUE, NEW MEXICO	87109
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,183,668 shares of common stock, no par value, outstanding as of August 5, 2008.

FIRST STATE BANCORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Balance Sheets

(unaudited)

(Dollars in thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007
Assets
Cash and due from banks	$78,766	$82,036
Interest-bearing deposits with other banks	910	1,875
Federal funds sold	4,075	798

Total cash and cash equivalents	83,751	84,709

Investment securities:
Available for sale (at market, amortized cost of $414,962 at June 30, 2008, and $393,478 at December 31, 2007)	411,418	393,553
Held to maturity (at amortized cost, market value of $66,317 at June 30, 2008, and $103,117 at December 31, 2007)	66,570	103,753
Non-marketable securities, at cost	24,378	19,098

Total investment securities	502,366	516,404

Mortgage loans available for sale	12,611	20,778
Loans held for investment, net of unearned interest	2,717,066	2,520,432
Less allowance for loan losses	(58,984)	(31,712)

Net loans	2,670,693	2,509,498

Premises and equipment (net of accumulated depreciation of $28,334 at June 30, 2008, and $27,138 at December 31, 2007)	63,532	66,181
Accrued interest receivable	12,752	15,761
Other real estate owned	15,610	18,107
Goodwill	—	127,365
Intangibles (net of accumulated amortization of $5,323 at June 30, 2008, and $4,043 at December 31, 2007)	16,809	18,089
Cash surrender value of bank-owned life insurance	44,393	42,999
Net deferred tax asset	33,471	1,776
Other assets, net	21,505	23,314

Total assets	$3,464,882	$3,424,203

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$522,015	$485,419
Interest-bearing	2,124,888	2,089,268

Total deposits	2,646,903	2,574,687

Securities sold under agreements to repurchase	144,753	213,270
Federal Home Loan Bank advances	359,714	203,000
Junior subordinated debentures	98,539	98,613
Other liabilities	23,210	23,771

Total liabilities	3,273,119	3,113,341

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued 21,872,588 at June 30, 2008 and 21,811,980 at December 31, 2007; outstanding 20,151,246 at June 30, 2008 and 20,091,293 at December 31, 2007	221,956	220,797
Treasury stock, at cost (1,721,342 shares at June 30, 2008 and 1,720,687 shares at December 31, 2007)	(25,027)	(25,021)
Retained earnings (deficit)	(2,969)	115,039
Accumulated other comprehensive income (loss) - Unrealized gain (loss) on investment securities, net of tax	(2,197)	47

Total stockholders’ equity	191,763	310,862

Total liabilities and stockholders’ equity	$3,464,882	$3,424,203

Book value per share	$9.52	$15.47

Tangible book value per share	$8.68	$8.23

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Operations

For the three and six months ended June 30, 2008 and 2007

(unaudited)

(Dollars in thousands, except per share amounts)

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Interest income:
Interest and fees on loans	$43,686	$53,291	$90,880	$99,976
Interest on marketable securities:
Taxable	4,862	4,907	9,668	9,952
Non-taxable	954	609	1,848	1,265
Federal funds sold	21	170	59	295
Interest-bearing deposits with other banks	18	55	55	97

Total interest income	49,541	59,032	102,510	111,585

Interest expense:
Deposits	14,759	18,027	31,784	33,937
Short-term borrowings	1,870	4,888	4,787	8,978
Long-term debt	541	216	708	458
Junior subordinated debentures	1,125	1,726	2,580	2,897

Total interest expense	18,295	24,857	39,859	46,270

Net interest income	31,246	34,175	62,651	65,315
Provision for loan losses	(28,700)	(2,068)	(32,600)	(4,112)

Net interest income after provision for loan losses	2,546	32,107	30,051	61,203
Non-interest income:
Service charges	3,722	2,883	6,714	5,248
Credit and debit card transaction fees	1,039	1,128	1,976	2,015
Gain (loss) on sale or call of investment securities	110	(12)	(126)	30
Gain on sale of loans	1,109	1,310	2,356	2,759
Income on cash surrender value of bank-owned life insurance	437	956	894	1,310
Other	577	877	1,464	1,670

Total non-interest income	6,994	7,142	13,278	13,032

Non-interest expenses:
Salaries and employee benefits	12,763	13,694	26,280	25,954
Occupancy	4,138	3,838	8,163	7,079
Data processing	1,377	1,702	2,926	3,250
Equipment	1,913	2,074	4,057	3,923
Legal, accounting, and consulting	790	845	1,366	1,466
Marketing	734	773	1,481	1,721
Telephone	573	716	1,066	1,219
Other real estate owned	1,205	330	1,766	516
FDIC insurance premiums	530	76	995	139
Goodwill impairment charge	127,365	—	127,365	—
Amortization of intangibles	640	653	1,280	1,087
Other	3,113	3,536	6,229	6,824

Total non-interest expenses	155,141	28,237	182,974	53,178

Income (loss) before income taxes	(145,601)	11,012	(139,645)	21,057
Income tax expense (benefit)	(27,294)	3,782	(25,263)	7,349

Net income (loss)	$(118,307)	$7,230	$(114,382)	$13,708

Earnings (loss) per share:
Basic earnings (loss) per share	$(5.87)	$0.35	$(5.68)	$0.66

Diluted earnings (loss) per share	$(5.87)	$0.35	$(5.68)	$0.66

Dividends per common share	$0.09	$0.09	$0.18	$0.17

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Comprehensive Income

For the three and six months ended June 30, 2008 and 2007

(unaudited)

(Dollars in thousands)

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Net income (loss)	$(118,307)	$7,230	$(114,382)	$13,708
Other comprehensive loss, net of tax - unrealized holding losses on securities available for sale arising during period	(4,829)	(988)	(2,347)	(256)
Reclassification adjustment for (gains) losses included in net income (loss)	(90)	9	103	(19)

Total comprehensive income (loss)	$(123,226)	$6,251	$(116,626)	$13,433

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the six months ended June 30, 2008 and 2007

(unaudited)

(Dollars in thousands)

	Six months ended June 30, 2008	Six months ended June 30, 2007
Operating activities:
Net income (loss)	$(114,382)	$13,708
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	32,600	4,112
Goodwill impairment charge	127,365	—
Provision for decline in value of other real estate owned	869	114
Net loss (gain) on sale of other real estate owned	136	(118)
Depreciation and amortization	4,514	4,330
Share-based compensation expense	396	539
Gain on sale of mortgage loans	(2,356)	(2,759)
Loss (gain) on sale of investment securities available for sale	125	(30)
(Gain) loss on disposal of premises and equipment	(12)	3
Increase in bank-owned life insurance cash surrender value	(894)	(281)
Amortization on securities, net	(766)	(705)
Amortization of core deposit intangible	1,280	1,087
Mortgage loans originated for sale	(152,695)	(194,652)
Proceeds from sale of mortgage loans available for sale	160,621	198,201
Excess tax benefits from share-based compensation	—	(908)
Deferred taxes	(30,319)	979
Decrease in accrued interest receivable	3,009	325
Decrease in other assets, net	1,297	627
Decrease in other liabilities, net	(561)	(8,732)

Net cash provided by operating activities	30,227	15,840

Cash flows from investing activities:
Net increase in loans	(202,354)	(135,674)
Purchases of investment securities carried at amortized cost	(56,515)	—
Maturities of investment securities carried at amortized cost	93,874	3,608
Purchases of investment securities carried at market	(141,964)	(6,598)
Maturities of investment securities carried at market	118,460	31,280
Sale of investment securities available for sale	2,484	70,992
Purchases of non-marketable securities carried at cost	(5,280)	(8,857)
Redemption of non-marketable securities carried at cost	—	6,678
Purchases of premises and equipment	(1,430)	(8,372)
Purchase of bank-owned life insurance	(500)	—
Redemption of bank-owned life insurance	—	318
Purchase of trust preferred capital securities	—	(1,270)
Net proceeds from other real estate owned	4,481	1,193
Proceeds from sales of fixed assets	15	56
Cash paid for business acquisition, net of cash received	—	(57,164)

Net cash used in investing activities	(188,729)	(103,810)

Cash flows from financing activities:
Net increase in interest-bearing deposits	35,620	8,634
Net increase (decrease) in non-interest-bearing deposits	36,596	(4,707)
Net (decrease) increase in securities sold under agreements to repurchase	(68,517)	20,820
Proceeds from Federal Home Loan Bank advances	348,900	235,000
Payments on Federal Home Loan Bank advances	(192,186)	(164,858)
Issuance of junior subordinated debentures	—	42,270
Proceeds from common stock issued	763	1,487
Excess tax benefits from share-based compensation	—	908
Dividends paid	(3,626)	(3,553)
Treasury stock	(6)	(16,172)

Net cash provided by financing activities	157,544	119,829

Change in cash and cash equivalents	(958)	31,859
Cash and cash equivalents at beginning of period	84,709	84,380

Cash and cash equivalents at end of period	$83,751	$116,239

(Continued)

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the six months ended June 30, 2008 and 2007

(unaudited)

(Dollars in thousands)

(continued)

	Six months ended June 30, 2008	Six months ended June 30, 2007
Supplemental disclosure of noncash investing and financing activities:
Additions to other real estate owned in settlement of loans	$2,989	$3,873

Additions to other real estate owned from premises and equipment	$—	$6,973

Transfers from loans held for sale to loans held for investment	$2,597	$4,951

Supplemental disclosure of cash flow information:
Cash paid for interest	$40,615	$44,941

Cash paid for income taxes	$3,039	$4,848

Summary of assets acquired, and liabilities assumed through acquisitions:
Cash and cash equivalents	$—	14,836
Investment securities	—	72,549
Loans held for investment, net	—	256,302
Loans held for sale	—	37,928
Accrued interest receivable	—	2,540
Goodwill and intangibles	—	69,189
Premises and equipment	—	13,230
Other real estate owned	—	8,057
Bank-owned life insurance	—	8,771
Other assets, net	—	897
Net deferred tax asset	—	9,304
Deposits	—	(359,921)
Securities sold under agreements to repurchase	—	(10,926)
Federal Home Loan Bank advances	—	(24,371)
Junior subordinated debentures	—	(10,072)
Other liabilities	—	(16,313)

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

Our consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Certain previous period balances have been reclassified to conform to the 2008 presentation.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately on the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 did not have any impact on the Company’s consolidated financial statements. For additional information, see note 6 to the Company’s consolidated condensed financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In February 2008, Financial Accounting Standards Board Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” was issued. FSP No. 157-2 delayed the application of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years The adoption of SFAS 157 did not have any impact on the Company’s consolidated financial position or results of operations. For additional information, see note 6 to the Company’s consolidated condensed financial statements.

3. Share-Based Compensation

For the three months ended June 30, 2008 and 2007, respectively, we recorded approximately $205,000 and $265,000 of pretax share-based compensation expense associated with outstanding unvested stock options and restricted stock awards in salaries and employee benefits in the accompanying consolidated condensed statements of operations. For the six months ended June 30, 2008 and 2007, respectively, we recorded approximately $396,000 and $539,000 of pretax share-based compensation expense associated with outstanding unvested stock options and restricted stock awards in salaries and employee benefits in the accompanying consolidated condensed statements of operations.

The following table summarizes our stock option activity during the six months ended June 30, 2008:

	Shares	Weighted average exercise price
Outstanding at December 31, 2007	1,410,685	$16.92
Granted	182,045	11.84
Exercised	—	—
Expired	(9,000)	16.07

Outstanding at June 30, 2008	1,583,730	$16.35

Options exercisable at June 30, 2008	710,845	$15.62

The Company estimated the weighted average fair value of options granted during the six months ended June 30, 2008 to be approximately $3.44. The value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 2.49%; expected dividend yield of 3.14%; an expected life of 7.5 years; and expected volatility of 35.91%.

The options granted during the six months ended June 30, 2008 include 122,045 performance-based options granted on January 25, 2008 under the Key Executives Incentive Plan. Management currently believes that the performance targets for these options are not probable of achievement. Therefore, compensation expense for these options is not currently being recognized.

4. Earnings (loss) per Common Share

Basic earnings (loss) per share are computed by dividing net income (loss) (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). Diluted earnings per share are calculated by increasing the basic earnings per share denominator by the number of additional common shares that would have been outstanding if dilutive potential common shares for options had been issued.

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and six months ended June 30:

	Three Months Ended June 30,
	2008			2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share
	(Dollars in thousands, except share and per share amounts)
Basic EPS:
Net income (loss)	$(118,307)	20,165,335	$(5.87)	$7,230	20,408,485	$0.35

Effect of dilutive securities
Options	—	—		—	199,925

Diluted EPS:
Net income (loss)	$(118,307)	20,165,335	$(5.87)	$7,230	20,608,410	$0.35

For the three-month periods ended June 30, 2008 and 2007, approximately 1,299,133 and 201,500 stock options outstanding, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were equal to or greater than the average share price of the common shares, and therefore, their inclusion would have been antidilutive.

	Six Months Ended June 30,
	2008			2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share
	(Dollars in thousands, except share and per share amounts)
Basic EPS:
Net income (loss)	$(114,382)	20,150,378	$(5.68)	$13,708	20,623,534	$0.66

Effect of dilutive securities
Options	—	—		—	225,458

Diluted EPS:
Net income (loss)	$(114,382)	20,150,378	$(5.68)	$13,708	20,848,992	$0.66

For the six-month periods ended June 30, 2008 and 2007, approximately 1,287,695 and 201,500 stock options outstanding, respectively, were excluded from the calculation of diluted earnings (loss) per share because the exercise prices of the stock options were equal to or greater than the average share price of the common shares, and therefore, their inclusion would have been antidilutive.

5. Goodwill and Other Intangible Assets

The excess of cost over the fair value of the net assets of acquired banks is recorded as goodwill. The Company tests goodwill for impairment on an annual basis or when events or circumstances suggest that impairment may have occurred. As a result of the Company’s market capitalization being less than stockholders’ equity at June 30, 2008, we performed an analysis to determine whether and to what extent our goodwill may have been impaired. The Company has one reporting unit. The estimated fair value of the Company, which was less than the Company’s stockholders’ equity balance at June 30, 2008, was determined using three methods: comparable transactions; a discounted cash flow model, and a market premium approach. Because of the requirements defined in paragraph 23 of SFAS No. 142, “Goodwill and Other Intangible Assets,” the market premium approach, based on the fair value of the Company’s common stock on June 30, 2008 plus a control premium, received significant weighting in our analysis at the June 30, 2008 testing date. The second step of the analysis compared the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to the excess. The implied fair value of the Company’s goodwill was determined in the same manner as goodwill recognized in a business combination. That is, the estimated fair value of the Company on the test date is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination with the estimated fair value of the Company representing the price paid to acquire it. The allocation process performed on the test date is only for purposes of determining the implied fair value of goodwill and no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as part of this process. Based on the analysis, we determined that the implied fair value of the Company’s goodwill was zero, resulting in the recognition of a goodwill impairment charge to earnings of $127.4 million in June 2008. The goodwill impairment charge had no effect on the Company’s or the Bank’s cash balances or liquidity.

The Company also reviewed its core deposit intangibles for potential impairment and did not find any indication of impairment.

6. Fair Value

As discussed in note 2, the Company adopted the fair value financial accounting standards SFAS No. 157 and SFAS No. 159 as of January 1, 2008.

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

SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements. The following presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Loans held for sale – These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds based on sales contracts and commitments. At June 30, 2008, all of the Company’s loans held for sale are carried at cost.

Other real estate owned – These assets are reported at the lower of the investment in the related loan or the estimated fair value of the assets received. Fair value of the assets received is determined based on current market information, including independent appraisals minus estimated costs of disposition. Independent appraisals are considered Level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial Assets	Balance as of June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Securities available for sale	$411,418	$578	$410,840	$—

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described previously in this note. For assets measured at fair value on a nonrecurring basis, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios.

	Carrying value at June 30, 2008					Period ended June 30, 2008
	(Dollars in thousands)
	Total		Level 1	Level 2	Level 3	Total Losses
Impaired loans	$19,622	(1)	$—	$19,124	$498	$6,455	(2)
Other real estate owned	15,610	(3)	—	15,610	—	869	(4)

						$7,324

(1)	Represents the carrying value of loans for which a specific reserve was recorded based on the estimated value of the collateral.
(2)	Represents the write-downs of loans during the period based on the estimated value of the collateral.
(3)	Represents the fair value of other real estate owned that is measured at net realizable value.
(4)	Represents write-downs during the period of other real estate owned subsequent to the initial classification as a foreclosed asset.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Consolidated Condensed Balance Sheets

As a result of the Company’s market capitalization being less than our stockholders’ equity at June 30, 2008, we performed as analysis to determine whether and to what extent our goodwill may have been impaired. The Company has one reporting unit. The estimated fair value of the Company, which was less than the Company’s stockholders’ equity balance at June 30, 2008, was determined using three methods: comparable transactions; a discounted cash flow model, and a market premium approach. Because of the requirements defined in paragraph 23 of SFAS No. 142, “Goodwill and Other Intangible Assets,” the market premium approach, based on the fair value of the Company’s common stock on June 30, 2008 plus a control premium, received significant weighting in our analysis at the June 30, 2008 testing date. The second step of the analysis compared the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to the excess. The implied fair value of the Company’s goodwill was determined in the same manner as goodwill recognized in a business combination. That is, the estimated fair value of the Company on the test date is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination with the estimated fair value of the Company representing the price paid to acquire it. The allocation process performed on the test date is only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as part of this process. Based on the analysis, we determined that the implied fair value of goodwill was zero, resulting in the recognition of a goodwill impairment charge to earnings of $127.4 million in June 2008. The goodwill impairment charge had no effect on the Company’s or the Bank’s cash balances or liquidity.

Our total assets increased by $40.7 million from $3.424 billion as of December 31, 2007, to $3.465 billion as of June 30, 2008. The increase in total assets is primarily due to a $196.6 million increase in loans held for investment, partially offset by the $127.4 million write-off of goodwill, less the deferred tax impact of the write-off.

The following table presents the amounts of our loans, by category, at the dates indicated.

	June 30, 2008		December 31, 2007		June 30, 2007
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$352,039	12.9%	$342,141	13.5%	$329,161	13.3%
Real estate-commercial	1,060,150	38.8%	967,322	38.1%	883,843	35.8%
Real estate-one- to four-family	272,509	10.0%	235,015	9.2%	254,553	10.3%
Real estate-construction	987,306	36.2%	928,582	36.5%	888,469	36.0%
Consumer and other	45,062	1.6%	47,372	1.9%	55,898	2.3%
Mortgage loans available for sale	12,611	0.5%	20,778	0.8%	19,987	0.8%
Other loans available for sale	—	—	—	—	37,928	1.5%

Total	$2,729,677	100.0%	$2,541,210	100.0%	$2,469,839	100.0%

We utilize deposits and FHLB advances as our main sources of funding for loans and investments. Deposits increased by $72.2 million from $2.575 billion as of December 31, 2007 to $2.647 billion as of June 30, 2008. FHLB advances increased by $156.7 million from $203.0 million at December 31, 2007 to $359.7 million at June 30, 2008, as loan growth continued to outpace deposit growth. Of the $359.7 million of FHLB advances, $288.9 million are short-term and $70.8 million are long-term of which $60.0 million was borrowed during the quarter ended June 30, 2008. The decrease in securities sold under agreements to repurchase was primarily due to a general decrease in net activity and a shift in depositors’ funds into the money market savings account product.

The following table represents customer deposits, by category, at the dates indicated.

	June 30, 2008		December 31, 2007		June 30, 2007
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Non-interest-bearing	$522,015	19.7%	$485,419	18.9%	$496,202	20.0%
Interest-bearing demand	327,370	12.4%	336,914	13.1%	342,092	13.8%
Money market savings accounts	614,666	23.2%	355,889	13.8%	336,698	13.5%
Regular savings	110,139	4.2%	107,096	4.2%	121,486	4.9%
Certificates of deposit less than $100,000	441,305	16.7%	490,741	19.1%	472,184	19.0%
Certificates of deposit greater than $100,000	631,408	23.8%	798,628	30.9%	716,110	28.8%

Total	$2,646,903	100.0%	$2,574,687	100.0%	$2,484,772	100.0%

Consolidated Results of Operations

Our net loss for the three months ended June 30, 2008, was $118.3 million, or a $5.87 loss per diluted share, compared to $7.2 million in net income or $0.35 in earnings per diluted share for the same period in 2007. Our net loss for the six months ended June 30, 2008, was $114.4 million, or a $5.68 loss per diluted share, compared to $13.7 million in net income or $0.66 in earnings per diluted share for the same period in 2007. The net loss was primarily due to the $127.4 million goodwill impairment charge and the $28.7 million provision for loan losses which resulted primarily from increased levels of non-performing assets. The goodwill write-off was recognized, following our evaluation for impairment, and principally as a result of the disruption in the financial sector over the last several quarters that has caused the market valuation for bank stocks to decline significantly, including the market value of First State common stock.

First State has disclosed in this Form 10-Q certain non-GAAP financial measures to provide meaningful supplemental information regarding First State’s operational performance and to enhance investors’ overall understanding of First State’s operating financial performance. Management believes that these non-GAAP financial measures allow for additional transparency and are used by some investors, analysts, and other users of First State’s financial information as performance measures. These non-GAAP financial measures are presented for supplemental informational purposes only for understanding First State’s operating results and should not be considered a substitute for financial information presented in accordance with GAAP. These non-GAAP financial measures presented by First State may be different from non-GAAP financial measures used by other companies. The below table presents performance ratios in accordance with GAAP and a reconciliation of the non-GAAP financial measurements to the GAAP financial measurements.

FINANCIAL SUMMARY:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited - $ in thousands except per-share amounts)	2008	2007	2008	2007
Net income (loss) as reported	$(118,307)	$7,230	$(114,382)	$13,708
Goodwill impairment charge, net of tax	107,484	—	107,484	—

Net income (loss) excluding goodwill write-off	$(10,823)	$7,230	$(6,898)	$13,708

GAAP basic and diluted earnings (loss) per share	$(5.87)	$0.35	$(5.68)	$0.66

Diluted earnings (loss) per share excluding goodwill write-off	$(0.54)	$0.35	$(0.34)	$0.66

GAAP return on average assets	(13.58)%	0.88%	(6.65)%	0.88%

Return on average assets excluding goodwill write-off	(1.24)%	0.88%	(0.40)%	0.88%

GAAP return on average equity	(149.19)%	9.50%	(72.38)%	8.95%

Return on average equity excluding goodwill write-off	(13.65)%	9.50%	(4.36)%	8.95%

Non-interest expense as reported	$155,141	$28,237	$182,974	$53,178
Goodwill impairment charge	(127,365)	—	(127,365)	—

Non-interest expense excluding goodwill write-off	$27,776	$28,237	$55,609	$53,178

GAAP efficiency ratio	405.70%	68.34%	240.98%	67.87%

Efficiency ratio excluding goodwill write-off	72.64%	68.34%	73.24%	67.87%

GAAP operating expenses to average assets	17.81%	3.43%	10.64%	3.41%

Operating expenses to average assets excluding goodwill write-off	3.19%	3.43%	3.23%	3.41%

Net interest margin	3.96%	4.66%	4.04%	4.68%

Average equity to average assets	9.10%	9.25%	9.19%	9.83%

Leverage ratio:
Consolidated	7.11%	8.70%	7.11%	8.70%

Bank Subsidiary	7.88%	8.25%	7.88%	8.25%

Total risk based capital ratio:
Consolidated	10.44%	10.97%	10.44%	10.97%

Bank Subsidiary	10.32%	10.32%	10.32%	10.32%

Net income (loss) excluding the goodwill write-off for the second quarter was a loss of $10.8 million, or $0.54 per diluted share. This compares to net income of $7.2 million, or $0.35 per diluted share for the second quarter of 2007. The net loss excluding the goodwill write-off for the six months ended June 30, 2008 was $6.9 million, compared to income of $13.7 million for 2007. Net loss per diluted share excluding the goodwill write-off for the six months ended June 30, 2008 was $0.34 compared to net income per diluted share of $0.66 for the same period in 2007.

Our net interest income decreased $3.0 million to $31.2 million for the three months ended June 30, 2008 compared to $34.2 million for the same period in 2007. This decrease was composed of a $9.5 million decrease in total interest income, partially offset by a $6.5 million decrease in total interest expense.

The decrease in total interest income for the three months ended June 30, 2008 was composed of a decrease of $14.2 million due to a 1.77% decrease in the yield on average interest-earning assets, partially offset by an increase of $4.7 million due to increased average interest earning assets of $230.4 million. The increase in average earning assets occurred primarily in loans, due to our continued organic growth.

The decrease in total interest expense for the three months ended June 30, 2008 was composed of a decrease of $8.3 million due to a 1.24% decrease in the cost of interest-bearing liabilities, partially offset by an increase of $1.8 million due to increased average interest-bearing liabilities of $176.9 million. The increase in average interest-bearing liabilities was primarily due to an increase in average interest-bearing deposits of $116.8 million. Average short-term borrowings increased by $22.9 million and average long-term debt increased by $51.7 million, as a result of deposit growth being lower than loan growth.

Our net interest income decreased $2.7 million to $62.7 million for the six months ended June 30, 2008 compared to $65.3 million for the same period in 2007. This decrease was composed of a $9.1 million decrease in total interest income, partially offset by a $6.4 million decrease in total interest expense.

The decrease in total interest income for the six months ended June 30, 2008 was composed of a decrease of $23.1 million due to a 1.38% decrease in the yield on average interest-earning assets partially offset by an increase of $14.0 million due to increased average interest earning assets of $303.6 million. The increase in average interest earning assets occurred primarily in loans, due to our continued organic growth and the acquisition of Front Range Capital Corporation (“Front Range”), which occurred on March 1, 2007.

The decrease in total interest expense for the six months ended June 30, 2008 was composed of a decrease of $9.2 million due to a 0.93% decrease in the cost of interest-bearing liabilities, partially offset by an increase of $2.8 million due to increased average interest-bearing liabilities of $288.7 million. The increase in average interest-bearing liabilities was primarily due to an increase in average interest-bearing deposits of $208.0 million, due primarily to an increase in market share in New Mexico and Colorado, enhanced by the Front Range acquisition. Average short-term borrowings increased by $29.2 million and average long-term debt increased by $22.4 million, as a result of deposit growth being lower than loan growth.

Our net interest margin was 3.96% and 4.66% for the second quarter of 2008 and 2007, respectively, and 4.12% for the first quarter of 2008. The net interest margin was 4.04% and 4.68% for the six months ended June 30, 2008 and 2007, respectively. The decrease in the net interest margin is primarily due to the Federal Reserve Bank lowering the federal funds target rate by 325 basis points over the past several months which led to an equal decrease in the prime lending rate. The net interest margin has also been negatively impacted by the need to utilize borrowings to fund the loan growth which has continued to outpace deposit growth and as a result of new loans having lower yields than loans booked in the prior periods. The level of non-accrual loans and the reversal of interest on these loans have also had a negative impact on the net interest margin for the three and six months ended June 30, 2008 compared to the same periods in 2007. In conjunction with the Federal Reserve Bank’s lower target rates, we have lowered selected deposit rates, but remain competitive in the markets we serve. The rates on our FHLB short-term borrowings and our securities sold under agreements to repurchase have also decreased, due to the Federal Reserve Bank’s lower target rates. The cost of our junior subordinated debentures, which are indexed to LIBOR, has decreased, as the majority of the debentures reprice quarterly We expect that the impact of the rate cuts that occurred over the past several months will be minimal going forward as the majority of the asset and liability repricing has now taken place.

Non-interest Income and Non-interest Expense

An analysis of the components of non-interest income for the three months ended June 30, 2008 and 2007 is presented in the table below.

	Three Months Ended June 30,
Non-interest income
(Dollars in thousands)	2008	2007	$ Change	% Change
Service charges	$3,722	$2,883	$839	29%
Credit and debit card transaction fees	1,039	1,128	(89)	(8)
Gain (loss) on sale or call of investment securities	110	(12)	122	1,017
Gain on sale of loans	1,109	1,310	(201)	(15)
Income on cash surrender value of bank-owned life insurance	437	956	(519)	(54)
Other	577	877	(300)	(34)

	$6,994	$7,142	$(148)	(2)%

The increase in service charges on deposit accounts is due to an increase in NSF fees charged per occurrence, an increase in account analysis fees, increased volume, and a reduction in fees waived from deposit accounts.

The decrease in gain on sale of mortgage loans is primarily due to reduced volumes reflecting the nationwide slow down in the residential mortgage market.

The decrease in cash surrender value of bank-owned life insurance is primarily due to the receipt of approximately $550,000 in June 2007 from the death benefit of an insured employee.

The decrease in other non-interest income is primarily due to a decrease in earnings on cash deposited with our official check outsourcing vendor, partially offset by the accretion of income related to the sale of our credit card portfolio in the fourth quarter of 2007.

An analysis of the components of non-interest expense for the three months ended June 30, 2008 and 2007 is presented in the table below.

Non-interest expense (Dollars in thousands)	Three Months Ended June 30,

	2008	2007	$ Change	% Change
Salaries and employee benefits	$12,763	$13,694	$(931)	(7)%
Occupancy	4,138	3,838	300	8
Data processing	1,377	1,702	(325)	(19)
Equipment	1,913	2,074	(161)	(8)
Legal, accounting, and consulting	790	845	(55)	(7)
Marketing	734	773	(39)	(5)
Telephone	573	716	(143)	(20)
Other real estate owned	1,205	330	875	265
FDIC insurance premiums	530	76	454	597
Amortization of intangibles	640	653	(13)	(2)
Goodwill impairment charge	127,365	—	127,365	—
Other	3,113	3,536	(423)	(12)

	$155,141	$28,237	$126,904	(449)%

The decrease in salaries and employee benefits is primarily due to a decrease in accrued incentive compensation and mortgage commissions, a decrease in expenses related to temporary help, and a decrease in other personnel expenses related to 2007 retention and stay bonuses and severance for Front Range employees that did not recur in 2008, partially offset by an increase in self-insured medical and dental claims. The Front Range acquisition was completed on March 1, 2007.

The increase in occupancy is primarily due to approximately $198,000 of expense recorded in the second quarter of 2008 related to lease impairment at an Albuquerque administrative facility that is no longer occupied.

The decrease in data processing is primarily due to expenses incurred in 2007 related to the Front Range system conversion that did not recur in 2008.

The increase in expenses for other real estate owned is primarily due to an increase in losses on sales of other real estate owned and the $718,000 write-down of two properties, to reflect their estimated net realizable values. Of the $718,000, $623,000 relates to a residential lot development property in the Denver, Colorado metro area, which was transferred to other real estate owned in December 2006. During the second quarter of 2007, the Company reached agreement to sell this property to a national homebuilder. This agreement involved the sale of the lots in phases, with the last purchase to be completed in mid 2009. As of June 30, 2008, First State had received $1.9 million in takedowns, and the value of the property was $3.6 million. In July 2008, the agreement with the homebuilder was renegotiated with a reduction in the lot takedown prices. The remaining $95,000 write-down occurred in conjunction with an agreement to sell a vacant land parcel in Albuquerque that was previously held for expansion by the Bank. This transaction is expected to close in the third quarter of 2008.

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

The goodwill impairment charge represents the write-off of goodwill as discussed above.

The decrease in other non-interest expense is primarily due to a decrease in supplies, and travel, meals and entertainment, resulting primarily from our expense management initiative, a decrease in filing and recording fees, and a decrease in losses related to demand deposit and credit card accounts, partially offset by an increase in loan review fees. The loan review function was fully outsourced beginning in January 2008.

An analysis of the components of non-interest income for the six months ended June 30, 2008 and 2007 is presented in the table below.

Non-interest income (Dollars in thousands)	Six Months Ended June 30,

	2008	2007	$ Change	% Change
Service charges	$6,714	$5,248	$1,466	28%
Credit and debit card transaction fees	1,976	2,015	(39)	(2)
Gain (loss) on sale or call of investment securities	(126)	30	(156)	(520)
Gain on sale of loans	2,356	2,759	(403)	(15)
Income on cash surrender value of bank-owned life insurance	894	1,310	(416)	(32)
Other	1,464	1,670	(206)	(12)

	$13,278	$13,032	$246	2%

The increase in service charges on deposit accounts is due to an increase in NSF fees charged per occurrence, an increase in account analysis fees, increased volume enhanced by the Front Range acquisition, and a reduction in fees waived from deposit accounts.

The loss on investment securities includes an “other than temporary” impairment charge of $333,000 on FHLMC preferred stock recorded in the first quarter of 2008 in accordance with generally accepted accounting principles. This stock is held in the available for sale portfolio and was acquired as part of the acquisition of Front Range in March 2007, at which time it was valued at approximately $953,000. This other than temporary impairment was partially offset by gains from calls and sales of securities during the period.

The decrease in gain on sale of mortgage loans is primarily due to reduced volumes reflecting the nationwide slow down in the residential mortgage market.

The decrease in cash surrender value of bank-owned life insurance is due to the receipt of approximately $550,000 in June 2007 from the death benefit of an insured employee, partially offset by earnings on an additional $8.8 million in cash surrender value of bank-owned life insurance acquired in conjunction with the Front Range acquisition.

An analysis of the components of non-interest expense for the six months ended June 30, 2008 and 2007 is presented in the table below.

Non-interest expense (Dollars in thousands)	Six Months Ended June 30,

	2008	2007	$ Change	% Change
Salaries and employee benefits	$26,280	$25,954	$326	1%
Occupancy	8,163	7,079	1,084	15
Data processing	2,926	3,250	(324)	(10)
Equipment	4,057	3,923	134	3
Legal, accounting, and consulting	1,366	1,466	(100)	(7)
Marketing	1,481	1,721	(240)	(14)
Telephone	1,066	1,219	(153)	(13)
Other real estate owned	1,766	516	1,250	242
FDIC insurance premiums	995	139	856	616
Amortization of intangibles	1,280	1,087	193	18
Goodwill impairment charge	127,365	—	127,365	—
Other	6,229	6,824	(595)	(9)

	$182,974	$53,178	$129,796	244%

The increase in occupancy expense reflects the acquisition of Front Range, the lease of space and other occupancy costs in Ft. Collins for a new branch that opened in June 2007, the lease of space that began in April 2007 for a new branch location in Albuquerque that opened in the fourth quarter of 2007, the lease of space and other occupancy costs for two new branches in Phoenix that opened in the second quarter of 2007, and approximately $198,000 of expense related to lease impairment at an Albuquerque administrative facility that is no longer occupied.

The decrease in data processing is primarily due to expenses incurred in 2007 related to the Front Range system conversion that did not recur in 2008.

The decrease in marketing expense is primarily due to a decrease in direct advertising costs associated with our expense management initiative.

The increase in expenses for other real estate owned is primarily due to an increase in losses on sales of other real estate owned, $718,000 of write-downs for two properties in the quarter ended June 30, 2008 that is discussed above, and the $151,000 write-down of a property in the quarter ended March 31, 2008 that occurred in conjunction with an offer to purchase a property that was previously held for future expansion and development by Front Range, reflecting the property’s estimated net realizable value. The increase in expenses is also due to an increase in taxes and insurance coinciding with the increase in other real estate owned that occurred beginning with the Front Range acquisition on March 1, 2007.

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

The goodwill impairment charge represents the write-off of goodwill as discussed above.

The decrease in other non interest expense is primarily due to a decrease in supplies, and travel, meals and entertainment resulting primarily from our expense management initiative, a decrease in acquisition integration costs that did not recur in 2008, a decrease in filing and recording fees, and a decrease in losses related to demand deposit and credit card accounts, partially offset by an increase in loan review fees, and an increase in branch security costs.

Income taxes

The income tax benefit for the three and six months ended June 30, 2008 resulted from the pre-tax loss. The effective income tax rate of 18.7% and 18.1%, respectively, for the three and six months ended June 30, 2008, is lower than the effective income tax rate for the comparable periods in 2007, due to the impact of permanent non-deductible and non-taxable items in 2008, principally the non-deductible portion of the goodwill impairment charge.

Allowance for Loan Losses

We use a systematic methodology with subjective elements to determine the adequacy of the allowance for loan losses and record a provision to maintain an adequate allowance to provide for inherent losses in the loan portfolio based on current facts and circumstances. This methodology is applied monthly, to determine the amount of allowance for loan losses and the resultant provisions for loan losses we consider adequate to provide for anticipated loan losses. The allowance is increased by provisions charged to operations, and reduced by loan charge-offs, net of recoveries. The following table sets forth information regarding changes in our allowance for loan losses for the periods indicated.

ALLOWANCE FOR LOAN LOSSES:	Six months ended June 30, 2008	Twelve months ended December 31, 2007	Six months ended June 30, 2007
	(Dollars in thousands)
Balance beginning of period	$31,712	$23,125	$23,125
Allowance related to acquired loans	–	2,958	2,958
Provision for loan losses	32,600	10,267	4,112
Net charge-offs	(5,328)	(4,638)	(978)

Balance end of period	$58,984	$31,712	$29,217

Allowance for loan losses to total loans held for investment	2.17%	1.26%	1.21%
Allowance for loan losses to non-performing loans	80%	103%	90%

NON-PERFORMING ASSETS:	June 30, 2008	December 31, 2007	June 30, 2007
	(Dollars in thousands)
Accruing loans – 90 days past due	$1	$2	$247
Non-accrual loans	73,929	30,736	32,280

Total non-performing loans	73,930	30,738	32,527
Other real estate owned	15,610	18,107	23,099

Total non-performing assets	$89,540	$48,845	$55,626

Potential problem loans	$74,791	$63,961	$56,039
Total non-performing assets to total assets	2.58%	1.43%	1.66%

Our provision for loan losses was $28.7 million and $32.6 million for the three and six month periods ended June 30, 2008, respectively, compared to $2.1 million and $4.1 million for the same periods in 2007. The increase in the provision during the second quarter of 2008 resulted from the increase in non-performing loans, the increase in net charge-offs, and the continued growth of the loan portfolio. The allowance was increased, based on management’s current evaluation, to provide for probable inherent losses in the portfolio, with consideration given to specific known risks, past experience, the status and amount of non-performing loans, trends in delinquencies, charge-off experience, and local and economic conditions.

Approximately 34% of our non-performing loans are in New Mexico, approximately 48% are in Colorado, approximately 18% are in Utah, and none are in Arizona. The real estate construction loan category currently comprises the largest percentage of non-performing loans, at approximately 72% at June 30, 2008. Of the $987 million of real estate construction loans, approximately 47% are related to residential construction and approximately 53% are for commercial purposes or vacant land.

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

While management anticipates that we will continue to rely primarily on customer deposits, loan repayments, and borrowings, as well as cash flow from operations, to provide liquidity, to make loans, and to purchase securities, we may also consider secondary sources of liquidity such as the issuance of additional brokered deposits, the issuance of junior subordinated debentures, private equity offerings, or the sale of equity in the capital markets. However, there is no assurance that these sources will be available or have an acceptable cost structure.

First State has obligations for which it must provide its own liquidity, primarily debt service on its junior subordinated debentures. The primary source of revenue for First State is from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to First State. Future dividend payments will be dependent upon the level of earnings generated by the Bank and/or regulatory restrictions, if any. Following a recent safety and soundness examination, the Bank has been asked by its regulators to temporarily suspend the payment of any dividends to First State, pending submission to the regulators of a revised capital plan. The regulators may, in the future, issue an administrative agreement or memorandum of understanding in conjunction with the request for a revised capital plan. It is not currently known at what point the Bank will be able to resume dividend payments to First State. If First State does not receive dividends from the Bank in the future it may need to seek other sources of liquidity to meet the debt service on the debentures. Other sources of liquidity may include short-term debt, additional subordinated debentures, or the issuance of common stock. There can be no assurance that these sources of liquidity will be available. If necessary, First State has the ability to defer payments of interest on the debentures for up to twenty consecutive interest payment periods.

Quantitative measures established by regulation to ensure capital adequacy require First State to maintain minimum amounts and ratios of total and Tier I capital (as defined in regulations and set forth in the following table) to risk-weighted assets, and of Tier I capital to average total assets (leverage ratio). Management believes, as of June 30, 2008, that First State and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2008	Actual		For capital adequacy purposes		To be considered well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Consolidated	$316,800	10.4%	$242,738	8.0%	$303,423	10.0%
Bank subsidiary	312,844	10.3%	242,415	8.0%	303,018	10.0%
Tier I capital to risk-weighted assets:
Consolidated	248,065	8.2%	121,369	4.0%	182,054	6.0%
Bank subsidiary	274,706	9.1%	121,207	4.0%	181,811	6.0%
Tier I capital to average total assets:
Consolidated	248,065	7.1%	139,616	4.0%	174,520	5.0%
Bank subsidiary	274,706	7.9%	139,522	4.0%	174,402	5.0%

Recent Events

On July 7, 2008, First State announced the closure of its Utah operations, in response to current economic conditions and other factors affecting the banking industry that are placing a premium on capital levels. The Utah operations were acquired as part of the First Community Industrial Bank acquisition in October of 2002 and currently consist of two branches operated as First Community Bank in Salt Lake City and the nearby suburb of Midvale, Utah. Both branches are scheduled to close on October 31, 2008. At June 30, 2008, the Utah operations included $287.2 million in loans and $20.9 million in deposits. Currently, there are approximately 20 employees in Utah, who will be reduced to a core group that will facilitate the transition of the existing loans and deposits. First State expects that the closure of the Utah branches will strengthen First State’s balance sheet and capital ratios, and does not expect any significant one-time charges as part of this initiative. Management expects only minor cost savings related to this transaction through the remainder of 2008, due to severance charges as well as continuing occupancy obligations following the date of closure.

On Wednesday, July 23, 2008, First State’s Board of Directors suspended the quarterly dividend for the immediate future as an additional step toward strengthening our capital position.

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

	Three Months Ended June 30,
	2008			2007
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$343,799	$5,687	6.65%	$340,808	$7,393	8.70%
Real estate	2,252,069	36,642	6.54%	2,026,213	44,200	8.75%
Consumer	45,684	1,142	10.05%	57,584	1,459	10.16%
Mortgage	15,028	215	5.75%	19,063	239	5.03%
Other	2,453	—	—	2,247	—	—

Total loans	2,659,033	43,686	6.61%	2,445,915	53,291	8.74%
Allowance for loan losses	(35,494)			(28,858)
Securities:
U.S. government and mortgage-backed	398,711	4,612	4.65%	408,141	4,652	4.57%
State and political subdivisions:
Non-taxable	80,962	954	4.74%	47,786	609	5.11%
Taxable	2,737	40	5.88%	—	—	—
Other	22,679	210	3.72%	19,952	255	5.13%

Total securities	505,089	5,816	4.63%	475,879	5,516	4.65%
Interest-bearing deposits with other banks	2,499	18	2.90%	5,566	55	3.96%
Federal funds sold	4,050	21	2.09%	12,957	170	5.26%

Total interest-earning assets	3,170,671	49,541	6.28%	2,940,317	59,032	8.05%
Non-interest-earning assets:
Cash and due from banks	65,925			74,706
Other	302,631			315,352

Total non-interest-earning assets	368,556			390,058

Total assets	$3,503,733			$3,301,517

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$331,432	$702	0.85%	$352,950	$974	1.11%
Certificates of deposit > $100,000	662,600	6,003	3.64%	712,414	8,631	4.86%
Certificates of deposit < $100,000	463,851	4,681	4.06%	461,687	5,298	4.60%
Money market savings accounts	539,440	3,171	2.36%	343,233	2,811	3.28%
Regular savings accounts	109,594	202	0.74%	119,795	313	1.05%

Total interest-bearing deposits	2,106,917	14,759	2.82%	1,990,079	18,027	3.63%
Securities sold under agreements to repurchase	186,730	620	1.34%	205,984	2,247	4.38%
Short-term borrowings	223,009	1,250	2.25%	200,064	2,641	5.29%
Long-term debt	67,722	541	3.21%	16,041	216	5.40%
Junior subordinated debentures	98,557	1,125	4.59%	93,897	1,726	7.37%

Total interest-bearing liabilities	2,682,935	18,295	2.74%	2,506,065	24,857	3.98%
Non-interest-bearing demand accounts	481,463			469,377
Other non-interest-bearing liabilities	20,388			20,822

Total liabilities	3,184,786			2,996,264
Stockholders’ equity	318,947			305,253

Total liabilities and stockholders’ equity	$3,503,733			$3,301,517

Net interest income		$31,246			$34,175

Net interest spread			3.54%			4.07%
Net interest margin			3.96%			4.66%
Ratio of average interest-earning assets to average interest-bearing liabilities			118.18%			117.33%

	Six Months Ended June 30,
	2008			2007
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$340,687	$11,953	7.06%	$324,546	$13,858	8.61%
Real estate	2,203,221	76,120	6.95%	1,910,100	82,676	8.73%
Consumer	46,086	2,328	10.16%	56,864	2,833	10.05%
Mortgage	16,338	479	5.90%	20,511	609	5.99%
Other	2,478	—	—	2,267	—	—

Total loans	2,608,810	90,880	7.01%	2,314,288	99,976	8.71%
Allowance for loan losses	(33,893)			(26,991)
Securities:
U.S. government and mortgage-backed	402,450	9,173	4.58%	418,190	9,530	4.60%
State and political subdivisions:
Non-taxable	77,719	1,848	4.78%	50,067	1,265	5.10%
Taxable	1,613	48	5.98%	—	—	—
Other	21,105	447	4.26%	17,519	422	4.86%

Total securities	502,887	11,516	4.61%	485,776	11,217	4.66%
Interest-bearing deposits with other banks	2,823	55	3.92%	4,012	97	4.88%
Federal funds sold	4,562	59	2.60%	11,389	295	5.22%

Total interest-earning assets	3,119,082	102,510	6.61%	2,815,465	111,585	7.99%
Non-interest-earning assets:
Cash and due from banks	66,441			72,538
Other	306,296			280,096

Total non-interest-earning assets	372,737			352,634

Total assets	$3,457,926			$3,141,108

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$333,454	$1,579	0.95%	$341,401	$1,924	1.14%
Certificates of deposit > $100,000	693,331	13,240	3.84%	684,661	16,444	4.84%
Certificates of deposit < $100,000	478,062	10,200	4.29%	435,282	9,859	4.57%
Money market savings accounts	485,142	6,328	2.62%	311,832	5,090	3.29%
Regular savings accounts	108,124	437	0.81%	116,902	620	1.07%

Total interest-bearing deposits	2,098,113	31,784	3.05%	1,890,078	33,937	3.62%
Securities sold under agreements to repurchase	198,287	1,912	1.94%	189,863	4,126	4.38%
Short-term borrowings	213,112	2,875	2.71%	183,940	4,852	5.32%
Long-term debt	39,668	708	3.59%	17,235	458	5.36%
Junior subordinated debentures	98,575	2,580	5.26%	77,965	2,897	7.49%

Total interest-bearing liabilities	2,647,755	39,859	3.03%	2,359,081	46,270	3.96%
Non-interest-bearing demand accounts	470,055			455,694
Other non-interest-bearing liabilities	22,317			17,522

Total liabilities	3,140,127			2,832,297
Stockholders’ equity	317,799			308,811

Total liabilities and stockholders’ equity	$3,457,926			$3,141,108

Net interest income		$62,651			$64,315

Net interest spread			3.58%			4.03%
Net interest margin			4.04%			4.68%
Ratio of average interest-earning assets to average interest-bearing liabilities			117.80%			119.35%

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

Rising and falling interest rate environments can have various impacts on a bank’s net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank’s various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of June 30, 2008, our cumulative interest rate gap for the period up to three months was a positive $413.0 million and for the period up to one year was a negative $4.7 million.

Based solely on our interest rate gap for the period up to three months, our net income could be favorably impacted by increases in interest rates or unfavorably impacted by decreases in interest rates. The period three months to less than one year could be unfavorably impacted by increases in interest rates or favorably impacted by decreases in interest rates. A large portion of interest-bearing liabilities include savings and NOW accounts, on which rates are more driven by competition in the marketplace as opposed to changes in the interest rate environment. Repricing of these interest-bearing liabilities tends to lag behind changes in the overall interest rate environment.

The following table sets forth our estimate of maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at June 30, 2008. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Less than three months	Three months to less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$48,268	$100,031	$177,953	$176,114	$502,366
Interest-bearing deposits with other banks	191	—	719	—	910
Federal funds sold	4,075	—	—	—	4,075
Loans:
Commercial	215,122	49,708	85,881	1,328	352,039
Real estate	1,170,700	269,992	707,247	184,637	2,332,576
Consumer	13,034	8,394	18,895	4,739	45,062

Total interest-earning assets	$1,451,390	$428,125	$990,695	$366,818	$3,237,028

Interest-bearing liabilities:
Savings and NOW accounts	$210,438	$271,908	$482,335	$87,494	$1,052,175
Certificates of deposit greater than $100,000	237,251	296,499	97,441	217	631,408
Certificates of deposit less than $100,000	127,823	215,497	96,832	1,153	441,305
Securities sold under agreements to repurchase	144,753	—	—	—	144,753
FHLB advances and other	229,506	61,871	68,121	216	359,714
Junior subordinated debentures	88,663	—	9,876	—	98,539

Total interest-bearing liabilities	$1,038,434	$845,775	$754,605	$89,080	$2,727,894

Interest rate gap	$412,956	$(417,650)	$236,090	$277,738	$509,134

Cumulative interest rate gap at June 30, 2008	$412,956	$(4,694)	$231,396	$509,134

Cumulative gap ratio at June 30, 2008	1.40	1.00	1.09	1.19

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2008, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures and internal control over financial reporting are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in our internal control over financial reporting or in other factors that occurred during the registrant’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

On June 6, 2008 we held our annual meeting of shareholders. At that meeting the following items were submitted to a vote of security holders:

1.	The following four directors were elected:

		Shares Voted
Name	Term	For	Withheld
Daniel H. Lopez, Ph.D.	3 years	17,093,927	1,942,213
Linda S. Childears	3 years	18,557,989	478,151
Michael J. Blake	3 years	18,559,612	476,528
Garrey E. Carruthers, Ph.D.	3 years	18,631,738	404,402

As a result of the election of the above listed directors, our Board of Directors will consist of those directors and the following directors: Michael R. Stanford, H. Patrick Dee, Leonard J. DeLayo, Jr., A.J. (Jim) Wells, Lowell A. Hare, Nedra Matteucci, and Kathleen L. Avila.

2.	Proposal to approve an amendment to the Company’s Restated Articles of Incorporation to declassify our Board of Directors and provide for the annual election of all of our directors.

Votes: For 18,478,879; Against 340,429; Abstain 14,190.

3.	Proposal to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2008.

Votes: For 18,561,044; Against 262,209; Abstain 10,246.

Item 5.	Other Information

None

Item 6.	Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank N.M. (formerly known as First State Bank of Taos), First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation. (6)

2.2	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (9)

2.3	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation, and Ranchers Banks. (10)

2.4	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc., and AccessBank. (11)

2.5	Agreement and Plan of Merger, dated as of October 4, 2006, by and among First State Bancorporation, MSUB, Inc., Front Range Capital Corporation, and Heritage Bank. (15)

2.6	Loan Purchase Agreement, dated July 27, 2007, by and between First Community Bank, successor by merger to Heritage Bank and CAPFINANCIAL CV2, LLC. (20)

3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (14)

3.3	Amended Bylaws of First State Bancorporation. (7)

3.4	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. *

10.1	Executive Employment Agreement. (5)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (4)

10.3	Executive Deferred Compensation Plan. (7) (Participation and contributions to this Plan have been frozen as of December 31, 2004.)

10.4	First Amendment to Executive Employment Agreement. (8)

10.5	Officer Employment Agreement. (8)

10.6	First Amendment to Officer Employment Agreement. (8)

10.7	First State Bancorporation Deferred Compensation Plan. (3)

10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (17)

10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (13)

10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (13)

10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (18)

10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (12)

10.13	Third Amendment to First State Bancorporation 2003 Equity Incentive Plan. (14)

10.14	Compensation Committee Approval and Board Ratification of Certain Executive Salaries. (16)

10.15	Fourth Amendment to First State Bancorporation 2003 Equity Incentive Plan. (21)

10.16	Second Amendment to Executive Employment Agreement (Stanford). (19)

10.17	Second Amendment to Executive Employment Agreement (Dee). (19)

10.18	Second Amendment to Executive Employment Agreement (Spencer). (19)

10.19	Second Amendment to Executive Employment Agreement (Martin). (19)

10.20	Key Executives Incentive Plan. (22)

10.21	Second Amendment to the First State Bancorporation Deferred Compensation Plan. (2)

10.22	Executive Compensation Plan of Heritage Bank. (2)

10.23	Form of Adoption Agreement for Executive compensation Plan of Heritage Bank. (2)

10.24	Executive Retirement Plan of Heritage Bank Amendment and Restatement. (2)

10.25	Form of Adoption Agreement for Executive Retirement Plan of Heritage Bank. (2)

14	Code of Ethics for Executives. (7)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference from Amendment 1 to First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2007.
(3)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.
(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003 (SEC File No. 001-12487, Film No. 03737867).
(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001 (SEC File No. 001-12487, Film No. 02587934).
(6)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on May 31, 2002 (SEC File No. 001-12487, Film No. 02668273).
(7)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003 (SEC File No. 001-12487, Film No. 03840367).
(8)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2005.
(9)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(10)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(12)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003 (SEC file No. 333-104906).
(13)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2006.
(14)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2006.
(15)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed October 5, 2006.
(16)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed November 2, 2006.
(17)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on January 26, 2006.
(18)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997 (SEC file No. 333-28217).
(19)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 27, 2007.
(20)	Incorporated by reference to Exhibit 2.1 from First State Bancorporation’s Form 8-K filed on August 1, 2007.
(21)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2007.
(22)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on August 10, 2007.
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST STATE BANCORPORATION

Date: August 11, 2008	By:	/s/ Michael R. Stanford
Michael R. Stanford, President & Chief Executive Officer

Date: August 11, 2008	By:	/s/ Christopher C. Spencer
Christopher C. Spencer, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank N.M. (formerly known as First State Bank of Taos), First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation. (6)

2.2	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (9)

2.3	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation, and Ranchers Banks. (10)

2.4	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc., and AccessBank. (11)

2.5	Agreement and Plan of Merger, dated as of October 4, 2006, by and among First State Bancorporation, MSUB, Inc., Front Range Capital Corporation, and Heritage Bank. (15)

2.6	Loan Purchase Agreement, dated July 27, 2007, by and between First Community Bank, successor by merger to Heritage Bank and CAPFINANCIAL CV2, LLC. (20)

3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (14)

3.3	Amended Bylaws of First State Bancorporation. (7)

3.4	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. *

10.1	Executive Employment Agreement. (5)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (4)

10.3	Executive Deferred Compensation Plan. (7) (Participation and contributions to this Plan have been frozen as of December 31, 2004.)

10.4	First Amendment to Executive Employment Agreement. (8)

10.5	Officer Employment Agreement. (8)

10.6	First Amendment to Officer Employment Agreement. (8)

10.7	First State Bancorporation Deferred Compensation Plan. (3)

10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (17)

10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (13)

10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (13)

10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (18)

10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (12)

10.13	Third Amendment to First State Bancorporation 2003 Equity Incentive Plan. (14)

10.14	Compensation Committee Approval and Board Ratification of Certain Executive Salaries. (16)

10.15	Fourth Amendment to First State Bancorporation 2003 Equity Incentive Plan. (21)

10.16	Second Amendment to Executive Employment Agreement (Stanford). (19)

10.17	Second Amendment to Executive Employment Agreement (Dee). (19)

10.18	Second Amendment to Executive Employment Agreement (Spencer). (19)

10.19	Second Amendment to Executive Employment Agreement (Martin). (19)

10.20	Key Executives Incentive Plan. (22)

10.21	Second Amendment to the First State Bancorporation Deferred Compensation Plan. (2)

10.22	Executive Compensation Plan of Heritage Bank. (2)

10.23	Form of Adoption Agreement for Executive Compensation Plan of Heritage Bank. (2)

10.24	Executive Retirement Plan of Heritage Bank Amendment and Restatement. (2)

10.25	Form of Adoption Agreement for Executive Retirement Plan of Heritage Bank. (2)

14	Code of Ethics for Executives. (7)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference from Amendment 1 to First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2007.
(3)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.
(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed June 9, 2003 (SEC File No. 001-12487, Film No. 03737867).
(5)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2001 (SEC File No. 001-12487, Film No. 02587934).
(6)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on May 31, 2002 (SEC File No. 001-12487, Film No. 02668273).
(7)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2003 (SEC File No. 001-12487, Film No. 03840367).
(8)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2005.
(9)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(10)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(12)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003 (SEC file No. 333-104906).
(13)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2006.
(14)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2006.
(15)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed October 5, 2006.
(16)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed November 2, 2006.
(17)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on January 26, 2006.
(18)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997 (SEC file No. 333-2821.
(19)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 27, 2007.
(20)	Incorporated by reference to Exhibit 2.1 from First State Bancorporation’s Form 8-K filed on August 1, 2007.
(21)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2007.
(22)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on August 10, 2007.
*	Filed herewith.