Form 10-Q
period 2008-09-30
FIRST STATE BANCORPORATION
filed 2008-11-10
CIK 897861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-12487

FIRST STATE BANCORPORATION

(Exact name of registrant as specified in its charter)

NEW MEXICO	85-0366665
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7900 JEFFERSON NE ALBUQUERQUE, NEW MEXICO	87109
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,243,192 shares of common stock, no par value, outstanding as of November 3, 2008.

FIRST STATE BANCORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Balance Sheets

(unaudited)

(Dollars in thousands, except share and per share amounts)

	September 30, 2008	December 31, 2007
Assets
Cash and due from banks	$68,312	$82,036
Interest-bearing deposits with other banks	1,530	1,875
Federal funds sold	1,500	798

Total cash and cash equivalents	71,342	84,709

Investment securities:
Available for sale (at market, amortized cost of $403,630 at September 30, 2008, and $393,478 at December 31, 2007)	398,682	393,553
Held to maturity (at amortized cost, market value of $64,366 at September 30, 2008, and $103,117 at December 31, 2007)	64,829	103,753
Non-marketable securities, at cost	30,864	19,098

Total investment securities	494,375	516,404

Mortgage loans available for sale	14,981	20,778
Loans held for investment, net of unearned interest	2,746,156	2,520,432
Less allowance for loan losses	(68,374)	(31,712)

Net loans	2,692,763	2,509,498

Premises and equipment (net of accumulated depreciation of $30,261 at September 30, 2008 and $27,138 at December 31, 2007)	61,938	66,181
Accrued interest receivable	12,482	15,761
Other real estate owned	15,929	18,107
Goodwill	—	127,365
Intangible assets (net of accumulated amortization of $5,963 at September 30, 2008, and $4,043 at December 31, 2007)	16,169	18,089
Cash surrender value of bank-owned life insurance	44,849	42,999
Deferred tax asset	38,007	1,776
Other assets, net	20,920	23,314

Total assets	$3,468,774	$3,424,203

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$476,094	$485,419
Interest-bearing	2,021,187	2,089,268

Total deposits	2,497,281	2,574,687

Securities sold under agreements to repurchase	141,929	213,270
Federal Home Loan Bank advances	518,309	203,000
Junior subordinated debentures	98,503	98,613
Other liabilities	23,105	23,771

Total liabilities	3,279,127	3,113,341

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued 21,953,067 at September 30, 2008 and 21,811,980 at December 31, 2007; outstanding 20,231,725 at September 30, 2008 and 20,091,293 at December 31, 2007	222,489	220,797
Treasury stock, at cost (1,721,342 shares at September 30, 2008 and 1,720,687 shares at December 31, 2007)	(25,027)	(25,021)
Retained earnings (deficit)	(4,748)	115,039
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on investment securities, net of tax	(3,067)	47

Total stockholders’ equity	189,647	310,862

Total liabilities and stockholders’ equity	$3,468,774	$3,424,203

Book value per share	$9.37	$15.47

Tangible book value per share	$8.57	$8.23

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Operations

For the three and nine months ended September 30, 2008 and 2007

(unaudited)

(Dollars in thousands, except per share amounts)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Interest income:
Interest and fees on loans	$43,757	$53,910	$134,637	$153,886
Interest on marketable securities:
Taxable	4,709	4,816	14,377	14,768
Non-taxable	976	643	2,824	1,908
Federal funds sold	13	100	72	395
Interest-bearing deposits with other banks	13	46	68	143

Total interest income	49,468	59,515	151,978	171,100

Interest expense:
Deposits	13,419	19,094	45,203	53,031
Short-term borrowings	2,715	4,294	7,502	13,272
Long-term debt	556	193	1,264	651
Junior subordinated debentures	1,116	2,031	3,696	4,928

Total interest expense	17,806	25,612	57,665	71,882

Net interest income	31,662	33,903	94,313	99,218
Provision for loan losses	(15,635)	(2,447)	(48,235)	(6,559)

Net interest income after provision for loan losses	16,027	31,456	46,078	92,659
Non-interest income:
Service charges	3,969	2,812	10,683	8,060
Credit and debit card transaction fees	1,037	1,141	3,013	3,156
Gain (loss) on sale or call of investment securities	(556)	—	(682)	30
Gain on sale of loans	840	1,024	3,196	3,783
Income on cash surrender value of bank-owned life insurance	455	413	1,349	1,723
Other	662	664	2,126	2,334

Total non-interest income	6,407	6,054	19,685	19,086

Non-interest expenses:
Salaries and employee benefits	12,468	12,221	38,748	38,175
Occupancy	4,360	3,887	12,523	10,966
Data processing	1,341	1,610	4,267	4,860
Equipment	1,915	2,076	5,972	5,999
Legal, accounting, and consulting	590	681	1,956	2,147
Marketing	1,057	799	2,538	2,520
Telephone	479	584	1,545	1,803
Other real estate owned	660	217	2,426	733
FDIC insurance premiums	554	449	1,549	588
Goodwill impairment charge	—	—	127,365	—
Amortization of intangibles	640	642	1,920	1,729
Other	3,233	4,311	9,462	11,135

Total non-interest expenses	27,297	27,477	210,271	80,655

Income (loss) before income taxes	(4,863)	10,033	(144,508)	31,090
Income tax expense (benefit)	(3,085)	3,463	(28,348)	10,812

Net income (loss)	$(1,778)	$6,570	$(116,160)	$20,278

Earnings per share:
Basic earnings (loss) per share	$(0.09)	$0.32	$(5.76)	$0.99

Diluted earnings (loss) per share	$(0.09)	$0.32	$(5.76)	$0.98

Dividends per common share	$—	$0.09	$0.18	$0.26

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Comprehensive Income

For the three and nine months ended September 30, 2008 and 2007

(unaudited)

(Dollars in thousands)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Net income (loss)	$(1,778)	$6,570	$(116,160)	$20,278
Other comprehensive income (loss), net of tax - unrealized holding gains (losses) on securities available for sale arising during period	(1,215)	2,029	(3,537)	1,773
Reclassification adjustment for (gains) losses included in net income	345	—	423	(19)

Total comprehensive income (loss)	$(2,648)	$8,599	$(119,274)	$22,032

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the nine months ended September 30, 2008 and 2007

(unaudited)

(Dollars in thousands)

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Operating activities:
Net income (loss)	$(116,160)	$20,278
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	48,235	6,559
Goodwill impairment charge	127,365	—
Provision for decline in value of other real estate owned	1,067	114
Provision for decline in value of premises and equipment	270	—
Net (gain) loss on sale of other real estate owned	363	(183)
Gain on sale of loans	(3,196)	(3,783)
Depreciation and amortization	6,663	6,283
Share-based compensation expense	604	853
(Gain) loss on sale of investment securities available for sale	682	(30)
(Gain) loss on disposal of premises and equipment	(5)	8
Increase in bank-owned life insurance cash surrender value	(1,350)	(1,153)
Amortization of premium or discount on securities, net	(848)	(1,070)
Amortization of core deposit intangible	1,920	1,729
Mortgage loans originated for sale	(210,217)	(267,615)
Proceeds from sale of loans	216,464	311,005
Excess tax benefits from share-based compensation	—	(941)
Deferred taxes	(34,322)	6,728
(Increase) decrease in accrued interest receivable	3,279	(953)
(Increase) decrease in other assets, net	1,667	(4,788)
Decrease in other liabilities, net	(666)	(9,170)

Net cash provided by operating activities	41,815	63,871

Cash flows from investing activities:
Net increase in loans	(241,183)	(190,093)
Purchases of investment securities carried at amortized cost	(56,515)	(988)
Maturities of investment securities carried at amortized cost	95,584	6,570
Purchases of investment securities carried at market	(173,769)	(17,655)
Maturities of investment securities carried at market	161,154	41,555
Sale of investment securities available for sale	2,484	70,991
Purchases of non-marketable securities carried at cost	(11,766)	(9,018)
Redemption of non-marketable securities carried at cost	—	9,285
Purchases of premises and equipment	(2,198)	(11,537)
Purchase of other investment	—	(1,200)
Purchase of bank-owned life insurance	(500)	—
Redemption of bank-owned life insurance	—	796
Bank-owned life insurance proceeds	—	570
Purchase of trust preferred capital securities	—	(1,966)
Redemption of trust preferred capital securities	—	898
Net proceeds from other real estate owned	7,475	6,835
Proceeds from sales of fixed assets	35	1,179
Cash paid for business acquisition, net of cash received	—	(57,164)

Net cash used in investing activities	$(219,199)	$(150,942)

(Continued)

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the nine months ended September 30, 2008 and 2007

(unaudited)

(Dollars in thousands)

(continued)

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Cash flows from financing activities:
Net increase (decrease) in interest-bearing deposits	$(68,081)	$64,680
Net increase (decrease) in non-interest-bearing deposits	(9,325)	3,303
Net increase (decrease) in securities sold under agreements to repurchase	(71,341)	27,730
Proceeds from Federal Home Loan Bank advances	508,100	155,000
Payments on Federal Home Loan Bank advances	(192,791)	(166,764)
Issuance of junior subordinated debentures	—	65,466
Redemption of junior subordinated debentures	—	(29,898)
Proceeds from common stock issued	1,088	1,848
Excess tax benefits from share-based compensation	—	941
Dividends paid	(3,627)	(5,336)
Treasury stock	(6)	(16,175)

Net cash provided by financing activities	164,017	100,795

Change in cash and cash equivalents	(13,367)	13,724
Cash and cash equivalents at beginning of period	84,709	84,380

Cash and cash equivalents at end of period	$71,342	$98,104

Supplemental disclosure of non-cash investing and financing activities:
Transfers from loans held for sale to loans held for investment	$2,746	$5,075

Additions to other real estate owned in settlement of loans	$6,632	$5,234

Supplemental disclosure of cash flow information:
Cash paid for interest	$58,875	$70,234

Cash paid for income taxes, net	$3,451	$9,320

Summary of assets acquired, and liabilities assumed through acquisitions:
Cash and cash equivalents	—	14,836
Investment securities	—	72,549
Loans held for investment, net	—	245,147
Loans held for sale	—	47,045
Accrued interest receivable	—	2,540
Goodwill and intangibles	—	72,559
Premises and equipment	—	12,985
Other real estate owned	—	6,899
Bank-owned life insurance	—	8,771
Other assets, net	—	594
Net deferred tax asset	—	9,545
Deposits	—	(359,921)
Securities sold under agreements to repurchase	—	(10,926)
Federal Home Loan Bank advances	—	(24,371)
Junior subordinated debentures	—	(10,072)
Other liabilities	—	(16,180)

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

Our consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In February 2008, Financial Accounting Standards Board Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” was issued. FSP No. 157-2 delayed the application of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS 157 did not have any impact on the Company’s consolidated financial position or results of operations. For additional information, see note 6 to the Company’s consolidated condensed financial statements.

3. Share-Based Compensation

For the three months ended September 30, 2008 and 2007, respectively, we recorded approximately $208,000 and $314,000 of pretax share-based compensation expense associated with outstanding unvested stock options and restricted stock awards in salaries and employee benefits in the accompanying consolidated condensed statements of operations. For the nine months ended September 30, 2008 and 2007, respectively, we recorded approximately $604,000 and $853,000 of pretax share-based compensation expense associated with outstanding unvested stock options and restricted stock awards in salaries and employee benefits in the accompanying consolidated condensed statements of operations.

The following table summarizes our stock option activity during the nine months ended September 30, 2008:

	Shares	Weighted average exercise price
Outstanding at December 31, 2007	1,410,685	$16.92
Granted	412,545	8.86
Exercised	—	—
Expired	(9,000)	16.07
Forfeited	(48,000)	20.35

Outstanding at September 30, 2008	1,766,230	$14.95

Options exercisable at September 30, 2008	713,345	$15.62

The Company estimated the weighted average fair value of options granted during the nine months ended September 30, 2008 to be approximately $2.64. The value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.06%; expected dividend yield of 3.12%; an expected life of 7.2 years; and expected volatility of 36.63%.

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

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and nine months ended September 30:

	Three Months Ended September 30,
	2008			2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except share and per share amounts)
Basic EPS:
Net income (loss)	$(1,778)	20,232,171	$(0.09)	$6,570	20,279,943	$0.32

Effect of dilutive securities
Options	—	—		—	159,993

Diluted EPS:
Net income (loss)	$(1,778)	20,232,171	$(0.09)	$6,570	20,439,936	$0.32

	Nine Months Ended September 30,
	2008			2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except share and per share amounts)
Basic EPS:
Net income (loss)	$(116,160)	20,177,842	$(5.76)	$20,278	20,507,847	$0.99

Effect of dilutive securities
Options	—	—		—	246,498

Diluted EPS:
Net income (loss)	$(116,160)	20,177,842	$(5.76)	$20,278	20,754,345	$0.98

Due to the net loss for the three and nine month periods ended September 30, 2008, 1,513,066 and 1,286,977 weighted-average stock options outstanding, respectively, were excluded from the calculation of diluted earnings per share because their inclusions would have been antidilutive. For the three and nine month periods ended September 30, 2007, 302,538 and 256,788 stock options outstanding, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were equal to or greater than the average share price of the common shares, and therefore, their inclusion would have been antidilutive.

5. Goodwill and Other Intangible Assets

The excess of cost over the fair value of the net assets of acquired banks is recorded as goodwill. As a result of the Company’s market capitalization being less than stockholders’ equity at June 30, 2008, we performed an analysis to determine whether and to what extent our goodwill may have been impaired. The Company has one reporting unit. The estimated fair value of the Company, which was less than the Company’s stockholders’ equity balance at June 30, 2008, was determined using three methods: comparable transactions; discounted cash flow models, and a market premium approach. Because of the requirements defined in paragraph 23 of SFAS No. 142, “Goodwill and Other Intangible Assets,” the market premium approach, based on the fair value of the Company’s common stock on June 30, 2008 plus a control premium, received significant weighting in our analysis at the June 30, 2008 testing date. The second step of the analysis compared the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to the excess. The implied fair value of the Company’s goodwill was determined in the same manner as goodwill recognized in a business combination. That is, the estimated fair value of the Company on the test date is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination with the estimated fair value of the Company representing the price paid to acquire it. The allocation process performed on the test date is only for purposes of determining the implied fair value of goodwill and no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as part of this process. Based on the analysis, we determined that the implied fair value of the Company’s goodwill was zero, resulting in the recognition of a goodwill impairment charge to earnings of $127.4 million in June 2008. The goodwill impairment charge had no effect on the Company’s or the Bank’s cash balances or liquidity.

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

SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements. The following presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value of the asset or liability is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company used the following methods and significant assumptions to estimate fair value.

Securities available for sale – For these securities, the Company obtains fair value measurements from The Baker Group Software Solution, Inc., an independent pricing service. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are based on pricing models that vary by asset class and incorporate available trade, bid and other market information. Because many fixed income securities do not trade on a daily basis, the pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Models are used to assess interest rate impact and develop prepayment scenarios. Relevant credit information, perceived market movements and sector news are integrated into the pricing applications and models. Securities that are priced using these types of inputs are classified within Level 2 of the valuation hierarchy.

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

Loans held for sale – These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds based on sales contracts and commitments. At September 30, 2008, all of the Company’s loans held for sale are carried at cost.

Other real estate owned – These assets are reported at the lower of the investment in the related loan or the estimated fair value of the assets received. Fair value of the assets received is determined based on current market information, including independent appraisals minus estimated costs of disposition. Independent appraisals are considered Level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial Assets	Balance as of September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Securities available for sale	$398,682	$55	$398,627	$—

During the nine months ended September 30, 2008, First State recorded an “other than temporary” impairment charge of $898,000 on FHLMC preferred stock. This stock is held in the available for sale portfolio and was acquired as part of the acquisition of Front Range Capital Corporation in March 2007, at which time it was valued at approximately $953,000.

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

	Carrying value at September 30, 2008					Nine months ended September 30, 2008
	(Dollars in thousands)
	Total		Level 1	Level 2	Level 3	Total Losses
Impaired loans	$26,910	(1)	$—	$25,838	$1,072	$12,300	(2)
Other real estate owned	15,929	(3)	—	15,929	—	1,067	(4)

						$13,367

(1)	Represents the carrying value of loans for which a specific reserve was recorded based on the estimated value of the collateral.
(2)	Represents the write-downs of loans during the period based on the estimated value of the collateral.
(3)	Represents the fair value of other real estate owned that is measured at net realizable value.
(4)	Represents write-downs during the period of other real estate owned subsequent to the initial classification as a foreclosed asset.

7. Guarantees and Commitments

In the normal course of business, various commitments and contingent liabilities are outstanding, such as standby letters of credit and commitments to extend credit. These financial instruments with off-balance sheet risk are not reflected in the consolidated financial statements.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit amounting to $506.2 million were outstanding at September 30, 2008.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Standby letters of credit amounting to $78.6 million were outstanding at September 30, 2008.

The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

8. Agreement with Regulators

On September 26, 2008, the Company and the Bank voluntarily entered into an informal agreement (“Informal Agreement”) with the Federal Reserve Bank of Kansas City and the New Mexico Financial Institutions Division (the “Regulators”). Under the

terms of the Informal Agreement, the Company and or the Bank agreed, among other things, to formulate a written plan to maintain a sufficient capital position at the Bank and at the Company, including attaining a tier 1 leverage ratio of 9% and a total risk-based capital ratio of 12% at the Bank level, with no date specified for achieving those levels. In addition, the Company and the Bank have agreed to maintain an adequate allowance for loan and lease losses; not to pay any dividends; not to distribute any interest, principal or other sums on trust preferred securities; not to issue or guarantee any debt or trust preferred securities; and not to purchase or redeem any shares of the Company’s stock. This Informal Agreement can be terminated by a joint decision between the Regulators if they conclude such action is warranted. The Company and the Bank are actively engaged in responding to the issues in this Informal Agreement. The Company and the Bank both currently have sufficient capital to be considered “well capitalized” under regulatory guidelines. The capital ratios for First State and the Bank are provided in the table below.

Risk-Based Capital and Leverage Ratios

	As of September 30, 2008 Risk-Based Ratios
	Tier I Capital	Total Capital	Leverage Ratio
First State Bancorporation	8.16%	10.44%	7.12%
First Community Bank	9.19%	10.45%	8.02%
Minimum required ratio	4.0%	8.0%	4.0%
“Well capitalized” minimum ratio	6.0%	10.0%	5.0%

9. Junior Subordinated Debentures

The Company has formed various Trusts for the purpose of issuing trust preferred securities in pooled transaction to investors. In addition, effective March 1, 2007, as a result of the Company’s acquisition of Front Range, the Company assumed all the duties, warranties, and obligations related to Front Range’s Trust II Securities and Trust II Debentures. The First State NM Statutory Trust III Junior Subordinated Debentures, the First State NM Statutory Trust IV Junior Subordinated Debentures, the First State NM Statutory Trust V Junior Subordinated Debentures, the First State NM Statutory Trust VI Junior Subordinated Debentures, the First State NM Statutory Trust VII Junior Subordinated Debentures, the First State NM Statutory Trust VIII Junior Subordinated Debentures, and the Front Range Trust II Junior Subordinated Debentures provide interest only payments payable at three-month intervals with variable rates adjusted quarterly. So long as there are no events of default, payment of interest may be deferred for up to twenty consecutive interest payment periods. In order to maintain the liquidity of the holding company and to help improve capital ratios, and pursuant to the Informal Agreement, the Company notified the holders of the trust preferred securities that the quarterly interest payments would be deferred. See note 8 above.

Junior Subordinated Debentures are summarized as follows:

	As of September 30, 2008	As of December 31, 2007	Annual Interest Rate
	(Dollars in thousands)
Trust III	$5,155	$5,155	3 Month LIBOR plus 2.25%
Trust IV	10,310	10,310	3 Month LIBOR plus 1.75%
Trust V	7,732	7,732	3 Month LIBOR plus 1.75%
Trust VI	20,619	20,619	3 Month LIBOR plus 1.65%
Trust VII	21,651	21,651	3 Month LIBOR plus 1.45%
Trust VIII	23,196	23,196	3 Month LIBOR plus 1.35%
Front Range Capital Trust II	9,485	9,485	8.5% though February 23, 2011, 3 Month LIBOR plus 3.45% thereafter
Purchase accounting adjustment	355	465	—

Total	$98,503	$98,613

Accrued interest payable on the Junior Subordinated Debentures totaled $874,000 at September 30, 2008.

10. Federal Home Loan Bank Advances

Short-term (original term less than one year) FHLB advances totaled $448.1 million at September 30, 2008 and had a weighted-average interest rate of 2.29%. Short-term FHLB advances totaled $191.0 million at December 30, 2007 and had a weighted-average interest rate of 3.85%.

FHLB advances with original maturities exceeding one year are summarized as follows:

	As of September 30, 2008	As of December 31, 2007
	(Dollars in thousands)
$30.0 million note, interest only at 2.66%, payable monthly, due on October 2, 2009	$30,000	$—
$30.0 million note, interest only at 2.73%, payable monthly, due on April 12, 2010	30,000	—
$7.5 million note, interest at 5.75%, payable in monthly principal and interest installments of approximately $144,000 through August 1, 2011	4,634	5,705
$7.5 million note, interest at 5.78%, payable in monthly principal and interest installments of approximately $109,000 through August 1, 2013	5,575	6,295

Total	$70,209	$12,000

As of September 30, 2008, the contractual maturities of FHLB advances are as follows:

(Dollars in thousands)
2008	$448,714
2009	32,548
2010	32,699
2011	2,278
2012	1,218
Thereafter	852

Total	$518,309

11. Subsequent Events

On October 20, 2008, First State applied for $90 million of capital from the U.S. government under the Troubled Asset Relief Program (“TARP”). The TARP is the primary mechanism for immediate relief under the $700 billion Emergency Economic Stabilization Act of 2008 which was passed by Congress on October 3, 2008 and provides the U.S. Secretary of the Treasury broad authority to take actions with the aim of restoring liquidity and stability to the U.S. financial system. The TARP authorizes the Treasury Secretary to purchase troubled assets directly from financial institutions, establish a program to guarantee the troubled assets of financial institutions, and directly purchase the equities of financial institutions. The TARP will make $250 billion in capital available to U.S. financial institutions in exchange for preferred stock with warrants for common stock having a value equal to 15 percent of the preferred stock issued. As of November 10, 2008, First State’s application had not yet been approved.

On October 31, 2008, First State completed the closure of its Utah operations, in response to current economic conditions and other factors affecting the banking industry that are placing a premium on capital levels. The Utah operations were acquired as part of the First Community Industrial Bank acquisition in October of 2002 and consisted of two branches, one in Salt Lake City and one in the nearby suburb of Midvale, Utah. At September 30, 2008, the Utah operations included $289.5 in total loans and $13.3 million in deposits. In conjunction with the closure, First State recorded approximately $92,000 in severance and continuation bonus expense in the quarter ended September 30, 2008 which is included in salaries and employee benefits expense in the consolidated condensed statements of operations. At September 30, 2008, the total amount accrued for the severance and continuation bonuses was approximately $58,000. First State also recorded a write-down of $365,000 related to the impairment of the land and building that housed one of the Utah branches, reflecting its estimated net realizable value. This impairment charge is included in occupancy expense in the consolidated condensed statements of operations.

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

All statements, other than statements of historical fact, included in this Form 10-Q which relate to performance, development or activities that we expect or anticipate will or may happen in the future, are forward looking statements. The discussions regarding our growth strategy, expansion of operations in our markets, acquisitions, competition, loan and deposit growth or decline, timing of new branch openings, and response to consolidation in the banking industry include forward-looking statements. Other forward-looking statements may be identified by the use of forward-looking words such as “believe,” “expect,” “may,” “might,” “will,” “should,” “seek,” “could,” “approximately,” “intend,” “plan,” “estimate,” or “anticipate” or the negative of those words or other similar expressions.

Forward-looking statements involve inherent risks and uncertainties and are based on numerous assumptions. They are not guarantees of future performance. A number of important factors could cause actual results to differ materially from those in the forward-looking statement. Some factors include changes in interest rates, local business conditions, government regulations, lack of available credit, lack of confidence in the financial markets, loss of key personnel or inability to hire suitable personnel, faster or slower than anticipated growth, economic conditions, our competitors’ responses to our marketing strategy or new competitive conditions, and competition in the geographic and business areas in which we conduct our operations. Forward-looking statements contained herein are made only as of the date made, and we do not undertake any obligation to update them to reflect events or circumstances after the date of this report to reflect the occurrence of unanticipated events.

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. These factors include the following:

There can be no assurance that the recently enacted Emergency Economic Stabilization Act of 2008 will help stabilize the U.S. financial system, and the expiration of programs implemented under such legislation may have unintended adverse effects on us.

In response to the financial crises affecting the banking system and financial markets, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (the “EESA”) into law. Pursuant to the EESA, the U.S. Treasury has the authority, among other things, to purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. The U.S. Treasury and the bank regulatory agencies have also announced coordinated programs to invest an aggregate of $250 billion (out of the $700 billion) in capital issued by qualifying U.S. financial institutions and to guarantee senior debt of all FDIC insured institutions and their qualifying holding companies, as well as deposits in non-interest bearing transaction accounts. The capital purchase program involves the issuance by qualifying institutions of preferred stock and warrants to purchase common stock to the U.S. Treasury. The U.S. federal government has taken or is considering taking other actions to address the financial crises that could further impact our business.

There can be no assurance regarding the actual impact that the EESA or these programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA and these programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to capital or the trading price of our common stock. To the extent that we participate in these programs or other programs, there is no assurance that such programs will remain available for sufficient periods of time or on acceptable terms to benefit us, and the expiration of such programs could have unintended adverse effects on us. Although we have applied for $90 million of the $250 billion available under the Troubled Asset Relief Program (see “Liquidity and Capital” below), there is no assurance that the application will be approved.

Current market developments may adversely affect our industry, business, results of operations and access to capital.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, in turn have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have ceased to provide funding to even the most credit-worthy borrowers or to other financial institutions. The resulting lack of available credit and lack of confidence in the financial markets could materially and adversely affect our financial condition and results of operations and our access to capital. In particular, we may face the following risks in connection with these events:

•

The processes we use to estimate inherent losses may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.

•

Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future charge-offs.

•

Our ability to borrow or otherwise raise capital from other financial institutions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs, limit our ability to pursue business opportunities, and increase compliance challenges.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial services institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients, resulting in a significant credit concentration with respect to the financial services industry overall. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Our results of operations and financial condition could be adversely affected if we become the subject of rumors or questions regarding our financial soundness.

We operate in a highly regulated environment; changes in federal and state laws and regulations and accounting principles may adversely affect us.

We are a bank holding company. Bank holding companies and their subsidiaries operate in a highly regulated environment, subject to extensive supervision and examination by federal and state bank regulatory agencies. We are subject to changes in federal and state law, as well as changes in regulation and governmental policies, income tax law, and accounting principles. Any change in applicable regulations, or federal or state legislation, or in accounting principles could have a significant impact on us and our results of operations. Additional legislation or regulations, including the EESA and any other legislation or regulation that could be brought about by the current credit and liquidity crisis, may significantly affect our powers, authority, and operations. If new legislation, regulations, or accounting principles are enacted or adopted, our results of operations and financial condition may be adversely affected.

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

The Federal Reserve Board has a policy stating that a bank holding company is expected to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support the subsidiary bank. Under this doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices if it fails to commit resources to such a subsidiary bank. A capital injection may be required at times when the holding company may be required to borrow the funds or otherwise obtain the funds from external sources. As a result of the most recent safety and soundness examination of the Company and our subsidiary First Community Bank, which was conducted jointly by the Federal Reserve and the New Mexico Financial Institutions Division, we entered into an Informal Agreement on September 26, 2008. Under the terms of the Informal Agreement, we agreed, among other things, to formulate a written plan to maintain a sufficient capital position at the Bank and at the Company, including attaining a tier 1 leverage ratio of 9% and a total risk-based capital ratio of 12% at the Bank level, with no date specified for achieving those levels. In addition, the Company and the Bank have agreed to maintain an adequate allowance for loan and lease losses; not to pay any dividends; not to distribute any interest, principal or other sums on trust preferred securities; not to issue or guarantee any debt or trust preferred securities; and not to purchase or redeem any shares of the Company’s stock. This Informal Agreement can be terminated by a joint decision between the Regulators if they conclude such action is warranted.

The value of our investments is influenced by varying economic and market conditions and a decrease in value could have an adverse effect on our results of operations, liquidity and financial condition.

We classify investment securities in one of three categories and account for them as follows: (1) debt securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost; (2) debt and equity securities that are bought and held primarily for the purpose of selling them in the near term are classified as trading securities and carried at fair value, with unrealized gains and losses included in earnings; and (3) debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities. These are securities that we will hold for an indefinite period of time and may be used as a part of our asset/liability management strategy and may be sold in response to changes in interest rates, prepayments, or similar factors. Available for sale securities are carried at estimated market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of related deferred income taxes. Upon purchase of investment securities, management designates securities as either held to maturity or available for sale. Amortization of premiums and accretion of discounts are calculated using a method that approximates the effective interest method. Declines in the fair value of individual investment securities held to maturity and available for sale below their cost that are other-than-temporary are recorded as write-downs of the individual securities to their fair value and the related write-downs are included in earnings as realized losses. We do not maintain a trading portfolio.

In accordance with applicable accounting standards, we review our investment securities to determine if declines in fair value below cost are other-than-temporary. This review is subjective and requires a high degree of judgment. We conduct this review on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other-than-temporary. Such factors considered include the length of time and the extent to which market value has been less than cost, financial condition and near term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market or industry trends. This review process also entails an evaluation of our ability and intent to hold individual securities until they mature or full cost can be recovered.

The current economic environment and recent volatility of the securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. During the nine months ended September 30, 2008, we recorded the following charges for other-than-temporary impairment of securities: an impairment charge in the first quarter of 2008 of $333,000 on FHLMC preferred stock, and an impairment charge in the third quarter of 2008 of an additional $565,000 on such FHLMC preferred stock. Over time, the economic and market environment may further deteriorate or provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines recorded as an expense. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and material other-than-temporary impairments may result in realized losses in future periods which could have an adverse effect on our results of operations, liquidity and financial condition.

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

Our success is dependent to a significant extent upon local economic conditions in the communities we serve and the general economic conditions in the United States. The economic conditions, including real estate values, in these areas and throughout the United States, have a significant impact on loan demand, the ability of borrowers to repay these loans, and the value of the collateral securing these loans. The current decline in general economic conditions, including the decline in real estate values, has resulted in an increase in our nonperforming assets and an increase in our charge-offs on defaulted loans during the first three quarters of 2008. A further decline in economic conditions, including depressed real estate values, over a prolonged period of time in any of these areas could cause additional significant increases in nonperforming assets and could continue to affect our ability to recover on defaulted loans by foreclosing and selling the real estate collateral, which could continue to cause decreased operating results, liquidity, and capital. As of September 30, 2008, approximately 85% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate.

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

The Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation have joint supervisory guidance on sound risk management practices for concentrations in commercial real estate lending. The guidance is intended to help ensure that institutions pursuing a significant commercial real estate lending strategy remain healthy and profitable while continuing to serve the credit needs of their communities. The agencies are concerned that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. The guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending. The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit banks’ commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. The lending and risk management practices will be taken into account in supervisory evaluation of capital adequacy. Our commercial real estate portfolio as of September 30, 2008 meets the definition of commercial real estate concentration as set forth in the final guidelines. If our risk management practices are found to be deficient, it could result in increased reserves and capital costs.

Our small to medium-sized business customers may have less financial resources with which to weather a downturn in the economy.

One of the primary focal points of our business development and marketing strategy is serving the banking and financial services needs of small to medium-sized businesses. Small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions worsen in New Mexico, Colorado, Utah, or Arizona, the businesses of our customers and their ability to repay outstanding loans may be further negatively affected. As a consequence, our results of operations and financial condition may be adversely affected.

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

In addition, our net income is affected by our interest rate sensitivity. Interest rate sensitivity is the difference between our interest-earning assets and our interest-bearing liabilities maturing or repricing within a given time period. Interest rate sensitivity is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. Since the middle of 2007, and as of September 30, 2008 the Federal Reserve has lowered the discount rate eight times for a total of 325 basis points which has negatively impacted our interest spread. As of September 30, 2008, our cumulative interest rate gap for the period up to three months was a positive $200.8 million. The two most recent rate cuts in October 2008, which totaled 100 basis points, will again negatively impact our interest spread. If additional rate decreases occur, our results of operations and financial condition may be further adversely affected.

Our loans are concentrated in New Mexico, Colorado, Utah, and Arizona and adverse conditions in those markets could adversely affect operations.

Because our loans and deposits are in only a few concentrated geographic areas, our business may be more affected by local economic conditions and could be more vulnerable than banks whose lending and deposit activities are in larger, more geographically diversified markets. A prolonged or more extreme downturn in the local economies in New Mexico, Colorado, Utah, or Arizona could have further adverse effects on business activity, employment, and collateral values, with a corresponding adverse effect on loan growth, income, and on borrowers’ abilities to repay loans.

Our real estate construction loan portfolio may expose us to increased credit risk.

At September 30, 2008, our portfolio of real estate construction loans totaled $950.2 million or 34.4% of total loans. Approximately 47% of these loans are related to residential construction and approximately 53% are for commercial purposes or vacant land. During 2007 and 2008, the housing markets declined, evidenced by excess lot inventory and higher levels of completed unsold housing inventory. The decline in the housing market, sub-prime loan crisis, and tightening of credit markets has led to higher than normal foreclosure rates on a national level. Of the four Southwest states that we operate in, Arizona, where we have the lowest exposure, has had the largest downturn in the residential real estate market. Although New Mexico, Colorado and Utah have not experienced as significant a downturn in the residential real estate market, foreclosure rates have had a ripple effect on the construction industry as well as the acquisition and development sectors, exposing us to increased credit risk within our construction loan portfolio.

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

First Community Bank is prohibited under federal law from paying any dividend that would cause it to become “undercapitalized.” As of September 30, 2008, First Community Bank met the capital requirements of a “well capitalized” institution under applicable Federal Reserve Board regulations. We cannot assure you that the bank will remain “well capitalized.”

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

Although First Community Bank meets the definition of “well capitalized,” it is currently precluded from paying dividends pursuant to the Informal Agreement. There is no assurance that First Community Bank will be able or permitted to resume paying dividends.

The terms of our trust preferred securities may restrict our ability to pay dividends.

If we suspend payments on our trust preferred securities, we will not be able to pay dividends to holders of our common stock. The terms of our trust preferred securities allow us to suspend payments of interest, at our option, for up to five years. We expect that similar provisions will exist in any future offerings of trust preferred securities. However, if we exercise our option to suspend those payments, we will be prohibited from paying any dividends on any class of capital stock for as long as the trust preferred interest payments remain suspended. During the third quarter of 2008, we suspended the payment of interest on all of our existing trust preferred securities, pursuant to the Informal Agreement. Our ability to make interest payments on the trust preferred securities is highly dependent on receiving dividends from First Community Bank. There is no assurance that we will be able to resume making the interest payments.

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

Consolidated Condensed Balance Sheets

As a result of the Company’s market capitalization being less than our stockholders’ equity at June 30, 2008, we performed an analysis to determine whether and to what extent our goodwill may have been impaired. The Company has one reporting unit. The estimated fair value of the Company, which was less than the Company’s stockholders’ equity balance at June 30, 2008, was determined using three methods: comparable transactions; a discounted cash flow model, and a market premium approach. Because of the requirements defined in paragraph 23 of SFAS No. 142, “Goodwill and Other Intangible Assets,” the market premium approach, based on the fair value of the Company’s common stock on June 30, 2008, plus a control premium, received significant weighting in our analysis at the June 30, 2008 testing date. The second step of the analysis compared the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to the excess. The implied fair value of the Company’s goodwill was determined in the same manner as goodwill recognized in a business combination. That is, the estimated fair value of the Company on the test date is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination with the estimated fair value of the Company representing the price paid to acquire it. The allocation process performed on the test date is only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as part of this process. Based on the analysis, we determined that the implied fair value of goodwill was zero, resulting in the recognition of a goodwill impairment charge to earnings of $127.4 million in June 2008. The goodwill impairment charge had no effect on the Company’s or the Bank’s cash balances or liquidity.

Our total assets increased by $44.6 million from $3.424 billion as of December 31, 2007, to $3.469 billion as of September 30, 2008. The increase in total assets is primarily due to a $225.7 million increase in loans held for investment, partially offset by the $127.4 million write-off of goodwill, less the deferred tax impact of the write-off, and an increase in the allowance for loan losses from $31.7 million at December 31, 2007 to $68.4 million at September 30, 2008.

The following table presents the amounts of our loans, by category, at the dates indicated.

	September 30, 2008		December 31, 2007		September 30, 2007
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$352,579	12.8%	$342,141	13.5%	$334,120	13.5%
Real estate-commercial	1,117,029	40.4%	967,322	38.1%	908,606	36.6%
Real estate-one- to four-family	283,262	10.3%	235,015	9.2%	246,031	9.9%
Real estate-construction	950,238	34.4%	928,582	36.5%	920,017	37.1%
Consumer and other	43,048	1.6%	47,372	1.9%	53,664	2.2%
Mortgage loans available for sale	14,981	0.5%	20,778	0.8%	16,545	0.7%

Total	$2,761,137	100.0%	$2,541,210	100.0%	$2,478,983	100.0%

We currently utilize deposits and FHLB advances as our main sources of funding for loans and investments. Deposits decreased by $77.4 million from $2.575 billion as of December 31, 2007 to $2.497 billion as of September 30, 2008. FHLB advances increased by $315.3 million from $203.0 million at December 31, 2007 to $518.3 million at September 30, 2008, as loan growth continued and deposits declined. Of the $518.3 million of FHLB advances, $448.1 million are short-term and $70.2 million are long-term of which $60.0 million was borrowed during the quarter ended June 30, 2008. See note 10 to the consolidated condensed financial statements for additional information. The decrease in securities sold under agreements to repurchase was primarily due to a general decrease in net activity and a shift in depositors’ funds into higher rate deposit products including money market savings accounts and certificates of deposit offered through the Certificate of Deposit Account Registry Service (“CDARS”) network. CDARS provides 100% FDIC insurance on larger certificates of deposits by reciprocating with other network banks.

The following table represents customer deposits, by category, at the dates indicated.

	September 30, 2008		December 31, 2007		September 30, 2007
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Non-interest-bearing	$476,094	19.1%	$485,419	18.9%	$504,212	19.8%
Interest-bearing demand	296,955	11.9%	336,914	13.1%	322,686	12.7%
Money market savings accounts	535,075	21.4%	355,889	13.8%	354,773	13.9%
Regular savings	102,685	4.1%	107,096	4.2%	108,440	4.3%
Certificates of deposit less than $100,000	408,399	16.4%	490,741	19.1%	484,493	19.0%
Certificates of deposit greater than $100,000	678,073	27.1%	798,628	30.9%	774,224	30.3%

Total	$2,497,281	100.0%	$2,574,687	100.0%	$2,548,828	100.0%

Consolidated Results of Operations

Our net loss for the three months ended September 30, 2008, was $1.8 million, or a $0.09 loss per diluted share, compared to $6.6 million in net income or $0.32 in earnings per diluted share for the same period in 2007. The net loss for the three months ended September 30, 2008 resulted primarily from the level of provision for loan losses due to an increase in non-performing assets, and a $565,000 “other than temporary” impairment charge on FHLMC preferred stock. Our net loss for the nine months ended September 30, 2008, was $116.2 million, or a $5.76 loss per diluted share, compared to $20.3 million in net income or $0.98 in earnings per diluted share for the same period in 2007. The net loss for the nine months ended September 30, 2008 was primarily due to the $127.4 million goodwill impairment charge that occurred in the second quarter of 2008 and the level of provision for loan losses due to the increase in non-performing assets. The goodwill write-off followed our evaluation for impairment, and resulted primarily from the disruption in the financial sector that has caused the market valuation for bank stocks to decline significantly, including the market value of First State common stock.

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

FINANCIAL SUMMARY:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited - $ in thousands except per-share amounts)	2008	2007	2008	2007
Net income (loss) as reported	$(1,778)	$6,570	$(116,160)	$20,278
Goodwill impairment charge, net of tax	—	—	107,290	—

Net income (loss) excluding goodwill write-off	$(1,778)	$6,570	$(8,870)	$20,278

GAAP diluted earnings (loss) per share	$(0.09)	$0.32	$(5.76)	$0.98

Diluted earnings (loss) per share excluding goodwill write-off	$(0.09)	$0.32	$(0.44)	$0.98

GAAP return on average assets	(0.20)%	0.79%	(4.48)%	0.85%

Return on average assets excluding goodwill write-off	(0.20)%	0.79%	(0.34)%	0.85%

GAAP return on average equity	(3.63)%	8.48%	(56.13)%	8.79%

Return on average equity excluding goodwill write-off	(3.63)%	8.48%	(4.29)%	8.79%

Non-interest expense as reported	$27,297	$27,477	$210,271	$80,655
Goodwill impairment charge	—	—	(127,365)	—

Non-interest expense excluding goodwill write-off	$27,297	$27,477	$82,906	$80,655

GAAP efficiency ratio	71.70%	68.77%	184.45%	68.18%

Efficiency ratio excluding goodwill write-off	71.70%	68.77%	72.73%	68.18%

GAAP operating expenses to average assets	3.13%	3.29%	8.11%	3.37%

Operating expenses to average assets excluding goodwill write-off	3.13%	3.29%	3.20%	3.37%

Net interest margin	3.87%	4.57%	3.98%	4.64%

Average equity to average assets	5.61%	9.28%	7.98%	9.64%

Our net interest income decreased $2.2 million to $31.7 million for the three months ended September 30, 2008 compared to $33.9 million for the same period in 2007. This decrease was composed of a $10.0 million decrease in total interest income, partially offset by a $7.8 million decrease in total interest expense.

The decrease in total interest income for the three months ended September 30, 2008 was composed of a decrease of $16.9 million due to a 1.98% decrease in the yield on average interest-earning assets, partially offset by an increase of $6.9 million due to increased average interest earning assets of $313.0 million. The increase in average earning assets occurred primarily in loans, due to our continued organic growth.

The decrease in total interest expense for the three months ended September 30, 2008 was composed of a decrease of $10.5 million due to a 1.48% decrease in the cost of interest-bearing liabilities, partially offset by an increase of $2.7 million due to increased average interest-bearing liabilities of $254.9 million. The increase in average interest-bearing liabilities was primarily due to an increase in average short-term borrowings of $207.8 million. This increase was primarily due to the overall growth in our loan portfolio exceeding our ability to generate deposits.

Our net interest income decreased $4.9 million to $94.3 million for the nine months ended September 30, 2008 compared to $99.2 million for the same period in 2007. This decrease was composed of a $19.1 million decrease in total interest income, partially offset by a $14.2 million decrease in total interest expense.

The decrease in total interest income for the nine months ended September 30, 2008 was composed of a decrease of $38.9 million due to a 1.59% decrease in the yield on average interest-earning assets partially offset by an increase of $19.8 million due to increased average interest earning assets of $306.6 million. The increase in average interest earning assets occurred primarily in loans, due to our continued organic growth and the acquisition of Front Range Capital Corporation (“Front Range”), which occurred on March 1, 2007.

The decrease in total interest expense for the nine months ended September 30, 2008 was composed of a decrease of $23.2 million due to a 1.12% decrease in the cost of interest-bearing liabilities, partially offset by an increase of $9.0 million due to increased average interest-bearing liabilities of $277.2 million. The increase in average interest-bearing liabilities was primarily due to an increase in average interest-bearing deposits of $150.2 million, due primarily to an increase in market share in New Mexico and Colorado, enhanced by the Front Range acquisition. Average short-term borrowings increased by $89.2 million as the overall growth in our loan portfolio exceeded our ability to generate deposits.

Our net interest margin was 3.87% and 4.57% for the third quarter of 2008 and 2007, respectively, and 3.96% for the second quarter of 2008. The net interest margin was 3.98% and 4.64% for the nine months ended September 30, 2008 and 2007, respectively. The decrease in the net interest margin is primarily due to the changes in the interest rate environment over the last twelve months through September 30, 2008. The Federal Reserve Bank has lowered the federal funds target rate by 325 basis points over this period which led to an equal decrease in the prime lending rate. A significant portion of our loan portfolio is tied directly to the prime lending rate and adjusts daily when there is a change in the prime lending rate. The rates paid on customer deposits are influenced more by competition in our markets and tend to lag behind Federal Reserve Bank action, both in timing and magnitude. Our asset sensitivity and the lag on deposit repricing negatively impacted the margin in the recent falling rate environment. The increase in the level of non-accrual loans in the current year and the reversal of interest on these loans has also negatively impacted the net interest margin in 2008 as compared to 2007. In addition, the overall growth in our loan portfolio has exceeded our ability to generate deposits by $128.4 million since September 30, 2007. This has resulted in a shift in our liability mix, which has increased the level of FHLB borrowings. Even in the current rate environment, our borrowing costs remain above the cost of our traditional deposits including non-interest bearing deposits, which has added to the net interest margin compression.

In conjunction with the Federal Reserve Bank’s lower target rates, we have lowered selected deposit rates, but remain competitive in the markets we serve. The rates on our borrowings, including securities sold under agreements to repurchase, FHLB borrowings, and junior subordinated debentures have all decreased during the current year. However, the majority of our junior subordinated debentures reprice quarterly based on the three month LIBOR which began to increase late in the third quarter of 2008, and as such, we expect that the cost of these debentures will increase in the fourth quarter. The 50 basis point reductions in rates by the Federal Reserve on October 8, 2008 and October 29, 2008, respectively, are expected to reduce the net interest margin in the fourth quarter of 2008 as well. The extent of any future changes in our net interest margin will depend on the amount and timing of any Federal Reserve rate changes, the level of borrowings needed, our non-performing asset levels, our ability to manage the cost of interest-bearing liabilities, and our ability to stay competitive in the markets we serve.

Non-interest Income and Non-interest Expense

An analysis of the components of non-interest income for the three months ended September 30, 2008 and 2007 is presented in the table below.

Non-interest Income (Dollars in thousands)	Three Months Ended September 30,
	2008	2007	$ Change	% Change
Service charges	$3,969	$2,812	$1,157	41%
Credit and debit card transaction fees	1,037	1,141	(104)	(9)%
Gain (loss) on sale of call of investment securities	(556)	—	(556)	—%
Gain on sale of loans	840	1,024	(184)	(18)%
Income on cash surrender value of bank-owned life insurance	455	413	42	10%
Other	662	664	(2)	—%

	$6,407	$6,054	$353	6%

The increase in service charges on deposit accounts is due to an increase in NSF fees charged per occurrence, an increase in account analysis fees, increased volume, and a reduction in fees waived from deposit accounts.

The decrease in gain on sale of loans is primarily due to reduced volumes reflecting the nationwide slow down in the residential mortgage market.

The loss on investment securities is due to an “other than temporary” impairment charge of $565,000 on FHLMC preferred stock. This stock is held in the available for sale portfolio and was acquired as part of the acquisition of Front Range Capital Corporation in March 2007, at which time it was valued at approximately $953,000. First State had previously recorded a $333,000 “other than temporary” impairment charge on the FHLMC preferred stock in the first quarter of 2008.

An analysis of the components of non-interest expense for the three months ended September 30, 2008 and 2007 is presented in the table below.

Non-interest expense (Dollars in thousands)	Three Months Ended September 30,
	2008	2007	$ Change	% Change
Salaries and employee benefits	$12,468	$12,221	$247	2%
Occupancy	4,360	3,887	473	12%
Data processing	1,341	1,610	(269)	(17)%
Equipment	1,915	2,076	(161)	(8)%
Legal, accounting, and consulting	590	681	(91)	(13)%
Marketing	1,057	799	258	32%
Telephone	479	584	(105)	(18)%
Other real estate owned	660	217	443	204%
FDIC insurance premiums	554	449	105	23%
Amortization of intangibles	640	642	(2)	—%
Other	3,233	4,311	(1,078)	(25)%

	$27,297	$27,477	$(180)	(1)%

The increase in salaries and employee benefits is primarily due to normal compensation increases for job performance, $205,000 of severance related to an employment agreement for a terminated officer of the Bank, and an increase in self-insured medical and dental claims, partially offset by a decrease in incentive compensation expense, mortgage commissions, stock compensation expense, and expenses related to temporary help.

The increase in occupancy is primarily due to approximately $365,000 of expense recorded in the third quarter of 2008 related to the impairment of the land and building that housed one of our Utah branches. This branch, along with the leased Utah branch facility, closed on October 31, 2008.

The decrease in data processing is primarily due to a decrease in computer processing costs related to Front Range’s legacy system and a reduction in credit card processing costs due to the sale of our credit card portfolio in November 2007.

The increase in marketing expenses is primarily due to an increase in direct advertising costs related to the Bank’s new ad campaign combined with costs associated with the introduction of the Bank’s new deposit products.

The increase in expenses for other real estate owned is primarily due to an increase in losses on sales of other real estate owned and $198,000 in write-downs of two vacant parcels of land and one branch banking facility listed for sale.

The decrease in other non-interest expense is primarily due to the net $449,000 loss in 2007 on redemption of certain trust preferred securities that did not recur in 2008 and a decrease of approximately $362,000 in losses related to demand deposit and credit card accounts, including a $180,000 fraud loss that was recorded in the September 2007 quarter and recovered in the December 2007 quarter. The decrease in other non-interest expenses is also due to decreases in travel, meals and entertainment, and supplies expense resulting from our expense management initiative.

An analysis of the components of non-interest income for the nine months ended September 30, 2008 and 2007 is presented in the table below.

Non-interest Income (Dollars in thousands)	Nine Months Ended September 30,
	2008	2007	$ Change	% Change
Service charges on deposit accounts	$10,683	$8,060	$2,623	33%
Credit and debit card transaction fees	3,013	3,156	(143)	(5)%
Gain (loss) on sale or call of investment securities	(682)	30	(712)	(2,373)%
Gain on sale of loans	3,196	3,783	(587)	(16)%
Income on cash surrender value of bank- owned life insurance	1,349	1,723	(374)	(22)%
Other	2,126	2,334	(208)	(9)%

	$19,685	$19,086	$599	3%

The increase in service charges on deposit accounts is due to an increase in NSF fees charged per occurrence, an increase in account analysis fees, increased volume enhanced by the Front Range acquisition, and a reduction in fees waived from deposit accounts.

The loss on investment securities includes an “other than temporary” impairment charge of $898,000 on FHLMC preferred stock as described above. This other than temporary impairment was partially offset by gains from calls and sales of securities during the period.

The decrease in gain on sale of loans is primarily due to reduced volumes reflecting the nationwide slow down in the residential mortgage market.

The decrease in cash surrender value of bank-owned life insurance is due to the receipt of approximately $550,000 in June 2007 from the death benefit of an insured employee, partially offset by earnings on an additional $8.8 million in cash surrender value of bank-owned life insurance acquired in conjunction with the Front Range acquisition on March 1, 2007.

An analysis of the components of non-interest expense for the nine months ended September 30, 2008 and 2007 is presented in the table below.

Non-interest Expenses (Dollars in thousands)	Nine Months Ended September 30,
	2008	2007	$ Change	% Change
Salaries and employee benefits	$38,748	$38,175	$573	2%
Occupancy	12,523	10,966	1,557	14%
Data processing	4,267	4,860	(593)	(12)%
Equipment	5,972	5,999	(27)	(1)%
Legal, accounting, and consulting	1,956	2,147	(191)	(9)%
Marketing	2,538	2,520	18	1%
Telephone	1,545	1,803	(258)	(14)%
Other real estate owned	2,426	733	1,693	231%
FDIC insurance premiums	1,549	588	961	163%
Amortization of intangibles	1,920	1,729	191	11%
Goodwill impairment charge	127,365	—	127,365	—%
Other	9,462	11,135	(1,673)	(15)%

	$210,271	$80,655	$129,616	161%

The increase in salaries and employee benefits is primarily due to the Front Range acquisition which occurred on March 1, 2007, normal compensation increases for job performance, $205,000 of severance related to an employment agreement for a terminated officer of the Bank, and an increase in self-insured medical and dental claims, partially offset by a decrease in incentive compensation expense, mortgage commissions, stock compensation expense, retention and stay bonuses for Front Range employees that did not recur in 2008, and a reduction in expenses related to temporary help.

The increase in occupancy expense reflects the acquisition of Front Range, the lease of space and other occupancy costs in Ft. Collins for a new branch that opened in June 2007, the lease of space that began in April 2007 for a new branch location in Albuquerque that opened in the fourth quarter of 2007, the lease of space and other occupancy costs for two new branches in Phoenix that opened in the second quarter of 2007, approximately $198,000 of expense related to lease impairment at an Albuquerque administrative facility that is no longer occupied, and approximately $365,000 of expense recorded in the third quarter of 2008 related to the impairment of the land and building that currently houses one of our Utah branches.

The decrease in data processing is primarily due to expenses incurred in 2007 related to the Front Range system conversion that did not recur in 2008, a decrease in computer processing costs related to Front Range’s legacy system and a reduction in credit card processing costs due to the sale of our credit card portfolio in November 2007.

The increase in expenses for other real estate owned is primarily due to a $305,000 increase in losses on sales of other real estate owned, and an increase of approximately $953,000 due to write-downs of properties to reflect their estimated net realizable value. Write-downs during the nine months ended September 30, 2008 totaled $1.1 million, $198,000 of which occurred in the current quarter and is discussed above. Of the remaining $900,000, $869,000 is due to write-downs in the six months ended June 30, 2008, and includes $623,000 related to a residential lot development property in the Denver, Colorado metro area, which was transferred to other real estate owned in December 2006. The Company has an agreement to sell this property, in lot takedown phases, to a national homebuilder. In June 2008, the property was written down to reflect its estimated net realizable value, reflecting a reduction in the lot takedown pricing. The $869,000 also includes a $151,000 write-down to estimated net realizable value of a property that occurred in conjunction with an offer to purchase a property that was previously held for future expansion and development by Front Range. The remaining $95,000 write-down occurred in conjunction with an agreement to sell a vacant land parcel in Albuquerque that was previously held for expansion by the Bank. This transaction was completed in the third quarter of 2008. The increase is also due to an increase in taxes and insurance coinciding with the increase in other real estate owned that occurred beginning with the Front Range acquisition on March 1, 2007.

The increase in FDIC insurance premiums is due to new FDIC assessment rates that took effect at the beginning of 2007. The new assessment system allowed eligible insured depository institutions to share a one-time assessment credit pool, which offset premiums for a period of time. First Community Bank’s share of the credit was used up in the third quarter of 2007. The Company expects that FDIC insurance premiums will increase substantially in 2009. See “Federal Deposit Insurance Corporation Proposed Restoration Plan” below.

The goodwill impairment charge represents the write-off of goodwill in the second quarter of 2008. See note 5 to the consolidated condensed financial statements above.

The decrease in other non-interest expense is primarily due to the net $449,000 loss in 2007 on redemption of certain trust preferred securities that did not recur in 2008 and a decrease of approximately $551,000 in losses related to demand deposit and credit card accounts, including a $180,000 fraud loss that was recorded in the September 2007 quarter and recovered in the December 2007 quarter. The decrease in other non-interest expenses is also due to a decrease in acquisition integration costs that did not recur in 2008, a decrease in travel, meals, and entertainment and supplies expense resulting from our expense management initiative, and a decrease in expense related to our credit cards rewards program, due to the sale of the credit card portfolio in November 2007, partially offset by an increase in loan review fees, and an increase in branch security costs. The loan review function was fully outsourced beginning in January 2008.

Income taxes

The income tax benefit for the three and nine months ended September 30, 2008 resulted from the pre-tax loss. The effective income tax rate of 19.6% for the nine months ended September 30, 2008 is due to the impact of permanent non-deductible and non-taxable items, principally the non-deductible portion of the goodwill impairment charge, and to the impact of finalizing the 2007 tax return in September 2008. The 63.4% effective income tax rate for the three months ended September 30, 2008 is also due to the impact of permanent non-deductible and non-taxable items, and to the impact of finalizing the 2007 tax return in September 2008. These items had a more significant impact in the three month period, due to the difference in the magnitude of the net loss, as compared to the nine months ended September 30, 2008.

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

ALLOWANCE FOR LOAN LOSSES:	Nine months ended September 30, 2008	Twelve months ended December 31, 2007	Nine months ended September 30, 2007
	(Dollars in thousands)
Balance beginning of period	$31,712	$23,125	$23,125
Allowance related to acquired loans	—	2,958	2,958
Provision for loan losses	48,235	10,267	6,559
Net charge-offs	(11,573)	(4,638)	(3,026)

Balance end of period	$68,374	$31,712	$29,616

Allowance for loan losses to total loans held for investment	2.49%	1.26%	1.20%
Allowance for loan losses to non-performing loans	67%	103%	158%

NON-PERFORMING ASSETS:	September 30, 2008	December 31, 2007	September 30, 2007
	(Dollars in thousands)
Accruing loans – 90 days past due	$1,988	$2	$236
Non-accrual loans	99,498	30,736	18,463

Total non-performing loans	101,486	30,738	18,699
Other real estate owned	15,929	18,107	18,736

Total non-performing assets	$117,415	$48,845	$37,435

Potential problem loans	$95,444	$63,961	$51,610
Total non-performing assets to total assets	3.38%	1.43%	1.12%

Our provision for loans losses was $15.6 million and $48.2 million for the three and nine month periods ended September 30, 2008 compared to $2.4 million and $6.6 million for the same periods in 2007. The increase in the provision during 2008 resulted from the increase in non-performing loans, the increase in net charge-offs, and the continued growth of the loan portfolio. Approximately 70% of the increase in non-performing loans during the three months ended September 30, 2008 came from First State’s Utah market. In preparing to exit the Utah market, management took a very critical view of the Utah loan portfolio and identified additional potential problem loans. Further softening in the Utah housing market, in particular the Salt Lake City area, contributed to the level of problem loans. The allowance was increased, based on management’s current evaluation, to provide for probable inherent losses in the portfolio, with consideration given to specific known risks, past experience, the status and amount of non-performing loans, trends in delinquencies, charge-off experience, and local and national economic conditions.

Approximately 31% of our non-performing loans are in New Mexico, approximately 34% are in Colorado, approximately 33% are in Utah, and 2% are in Arizona. The real estate construction loan category currently comprises the largest percentage of non-performing loans, at approximately 77% at September 30, 2008. Of the $950 million of real estate construction loans at September 30, 2008, approximately 47% are related to residential construction and approximately 53% are for commercial purposes or vacant land.

We sell virtually all of the residential mortgage loans that are originated from our mortgage division and we have no securities that are backed by sub-prime mortgages.

Potential problem loans are loans not included in non-performing loans that we have doubts as to the ability of the borrowers to comply with present loan repayment terms.

Federal Deposit Insurance Corporation Proposed Restoration Plan

The deposits of First Community Bank are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). Temporary legislation in 2008 increased the coverage of all interest-bearing deposits from $100,000 to $250,000 and provides unlimited coverage of all non-interest bearing demand deposits thru December 31, 2009. Currently, the FDIC insurance premiums are calculated on a risk-based assessment system that enables the FDIC to tie each bank’s premiums to the risk it poses to the deposit insurance fund. On October 7, 2008, the FDIC issued a notice of proposed rulemaking (“NPR”) and request for comment proposing to: alter the way in which it differentiates for risk in the risk-based assessment system; revise deposit insurance assessment rates, including base assessment rates; and make technical and other changes to the rules governing the risk-based assessment system. The NPR would raise current rates uniformly by seven basis points beginning January 1, 2009. All other changes, which could increase rates further, would take effect on April 1, 2009, the proposed date on which the rule would become effective. If the NPR is accepted in its current form, we expect our 2009 FDIC insurance premiums to exceed $5.0 million compared to our premiums which are expected to total just over $2.0 million for 2008.

Utah Closure

On October 31, 2008, First State completed the closure of its Utah operations, in response to our inability to generate deposits in the Utah market and to current economic conditions and other factors affecting the banking industry that are placing a premium on capital levels. The Utah operations were acquired as part of the First Community Industrial Bank acquisition in October of 2002 and consisted of two branches, one in Salt Lake City and one in the nearby suburb of Midvale, Utah. At September 30, 2008, the Utah operations included $289.5 in total loans and $13.3 million in deposits. In conjunction with the closure, First State expects to record approximately $110,000 in severance and continuation bonus expense, $92,000 of which was recognized through September 30, 2008 and is included in salaries and employee benefits expense in the consolidated condensed statements of operations. At September 30, 2008, the total amount accrued for the severance and continuation bonuses was approximately $58,000. First State also recorded a write-down of $365,000 related to the impairment of the land and building that housed one of the Utah branches, reflecting its estimated net realizable value. This impairment charge is included in occupancy expense in the consolidated condensed statements of operations.

Liquidity and Capital

In order to help improve the Company’s and the Bank’s capital ratios, the Company took action to suspend its cash dividend payments to shareholders in July, 2008 and the bank has not declared a cash dividend to the Company since May, 2008. Neither organization will declare or pay any cash dividends for the foreseeable future. In addition, pursuant to the Informal Agreement, the Company notified the holders of its trust preferred securities that interest payments would be deferred as provided for in the terms of each indenture agreement.

The actions listed above have been incorporated into a proposed capital plan which the Company will submit to its regulators, the Federal Reserve Bank of Kansas City and the New Mexico Financial Institutions Division (the “Regulators”), in connection with the Informal Agreement between the Company, the Bank, and the Regulators, which was entered into voluntarily by the Company and the Bank on September 26, 2008. Under the terms of the Informal Agreement, the Company and or the Bank agreed, among other things, to formulate a written plan to maintain a sufficient capital position at the Bank and at the Company, including attaining a tier 1 leverage ratio of 9% and a total risk-based capital ratio of 12% at the Bank level, with no date specified for achieving those levels. In addition, the Company and the Bank have agreed to maintain an adequate allowance for loan and lease losses; not to pay any dividends; not to distribute any interest, principal or other sums on trust preferred securities; not to issue or guarantee any debt or trust preferred securities; and not to purchase or redeem any shares of the Company’s stock. This Informal Agreement can be terminated by a joint decision between the Regulators if they conclude such action is warranted. Through the prior and current actions taken, the Company and the Bank are actively engaged in responding to the issues in the Informal Agreement. The capital plan to be submitted will also include the expected reduction in total loans arising from the closure of our Utah operations and the possible sale of loans anticipated to be complete in the fourth quarter of 2008. The Company and the Bank both currently have sufficient capital to be considered “well capitalized” under regulatory guidelines, but management and the board of directors understand the need to move towards higher capital levels, given the uncertainties in today’s economic environment and capital markets.

Our primary sources of funds are customer deposits, loan repayments, maturities of and cash flow from investment securities, and borrowings. Borrowings include federal funds purchased, securities sold under repurchase agreements, borrowings from the Federal Home Loan Bank, and the Federal Reserve Bank discount window. Other sources of capital and liquidity may include short-term debt, additional subordinated debentures, or the issuance of preferred or common stock. There can be no assurance that these sources of liquidity will be available or have an acceptable cost structure. In addition, capital from the U.S. government under the Troubled Asset Relief Program (“TARP”) may be available. The TARP is the primary mechanism for immediate relief under the $700 billion Emergency Economic Stabilization Act of 2008 which was passed by Congress on October 3, 2008 and provides the U.S. Secretary of the Treasury broad authority to take actions with the aim of restoring liquidity and stability to the U.S. financial system. The TARP authorizes the Treasury Secretary to purchase troubled assets directly from financial institutions, establish a program to guarantee the troubled assets of financial institutions, and directly purchase the equities of financial institutions. The TARP will make $250 billion in capital available to U.S. financial institutions in exchange for preferred stock with warrants having a value equal to 15 percent of the preferred stock issued. The initial exercise price for the warrants and the market price for determining the number of shares of common stock subject to the warrants will be determined based on the market price of First State’s common stock on the date that the preferred stock is issued, calculated on a 20-trading day trailing average. First State has applied for $90 million of capital under the TARP program, and estimates that the $90 million would result in a level of total risk-based capital above 13%. Management believes, in current market conditions, that the capital available under the TARP program will have significantly less dilution than any comparable capital infusion from the public market. However, there can be no assurance that this source of capital will be approved. See “Risk Factors” above.

Quantitative measures established by regulation to ensure capital adequacy require First State to maintain minimum amounts and ratios of total and Tier I capital (as defined in regulations and set forth in the following table) to risk-weighted assets, and of Tier I capital to average total assets (leverage ratio). The capital ratios for First State and the Bank are provided in the table below.

Risk-Based Capital and Leverage Ratios

	As of September 30, 2008 Risk-Based Ratios
	Tier I Capital	Total Capital	Leverage Ratio
First State Bancorporation	8.16%	10.44%	7.12%
First Community Bank	9.19%	10.45%	8.02%
Minimum required ratio	4.0%	8.0%	4.0%
“Well capitalized” minimum ratio	6.0%	10.0%	5.0%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$350,133	$5,633	6.40%	$333,846	$7,210	8.57%
Real estate	2,352,668	36,872	6.23%	2,059,793	45,024	8.67%
Consumer	43,833	1,103	10.01%	55,481	1,435	10.26%
Mortgage	9,405	149	6.30%	14,123	241	6.77%
Other	1,750	—	—	2,292	—	—

Total loans	2,757,789	43,757	6.31%	2,465,535	53,910	8.67%
Allowance for loan losses	(59,525)			(29,945)
Securities:
U.S. government and mortgage-backed	381,000	4,465	4.66%	398,044	4,541	4.53%
State and political subdivisions:
Non-taxable	82,988	976	4.68%	49,655	643	5.14%
Taxable	3,454	50	5.76%	—	—	—
Other	28,660	194	2.69%	19,510	275	5.59%

Total securities	496,102	5,685	4.56%	467,209	5,459	4.64%
Interest-bearing deposits with other banks	1,697	13	3.05%	4,319	46	4.23%
Federal funds sold	2,787	13	1.86%	8,349	100	4.75%

Total interest-earning assets	3,258,375	49,468	6.04%	2,945,412	59,515	8.02%
Non-interest-earning assets:
Cash and due from banks	66,678			75,232
Other	205,995			320,867

Total non-interest-earning assets	272,673			396,099

Total assets	$3,471,523			$3,311,566

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$314,350	$582	0.74%	$327,265	$907	1.10%
Certificates of deposit > $100,000	614,250	5,891	3.82%	756,413	9,248	4.85%
Certificates of deposit < $100,000	442,570	3,474	3.12%	475,825	5,628	4.69%
Money market savings accounts	581,443	3,270	2.24%	350,604	3,027	3.43%
Regular savings accounts	106,307	202	0.76%	112,451	284	1.00%

Total interest-bearing deposits	2,058,920	13,419	2.59%	2,022,558	19,094	3.75%
Securities sold under agreements to repurchase	148,822	454	1.21%	183,709	1,976	4.27%
Short-term borrowings	384,133	2,261	2.34%	176,289	2,318	5.22%
Long-term debt	70,416	556	3.14%	13,966	193	5.48%
Junior subordinated debentures	98,521	1,116	4.51%	109,393	2,031	7.37%

Total interest-bearing liabilities	2,760,812	17,806	2.57%	2,505,915	25,612	4.05%
Non-interest-bearing demand accounts	495,043			478,753
Other non-interest-bearing liabilities	21,056			19,525

Total liabilities	3,276,911			3,004,193
Stockholders’ equity	194,612			307,373

Total liabilities and stockholders’ equity	$3,471,523			$3,311,566

Net interest income		$31,662			$33,903

Net interest spread			3.47%			3.97%
Net interest margin			3.87%			4.57%
Ratio of average interest-earning assets to average interest-bearing liabilities			118.02%			117.54%

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$343,859	$17,587	6.83%	$327,680	$21,068	8.60%
Real estate	2,253,400	112,991	6.70%	1,960,825	127,700	8.71%
Consumer	45,329	3,431	10.11%	56,398	4,268	10.12%
Mortgage	14,010	628	5.99%	18,080	850	6.29%
Other	2,234	—	—	2,275	—	—

Total loans	2,658,832	134,637	6.76%	2,365,258	153,886	8.70%
Allowance for loan losses	(42,499)			(27,987)
Securities:
U.S. government and mortgage-backed	395,247	13,638	4.61%	411,401	14,071	4.57%
State and political subdivisions:
Non-taxable	79,488	2,824	4.75%	49,928	1,908	5.11%
Taxable	2,231	98	5.87%
Other	23,641	641	3.62%	18,190	697	5.12%

Total securities	500,607	17,201	4.59%	479,519	16,676	4.65%
Interest-bearing deposits with other banks	2,445	68	3.72%	4,115	143	4.65%
Federal funds sold	3,966	72	2.42%	10,364	395	5.10%

Total interest-earning assets	3,165,850	151,978	6.41%	2,859,256	171,100	8.00%
Non-interest-earning assets:
Cash and due from banks	66,521			73,446
Other	272,619			293,837

Total non-interest-earning assets	339,140			367,283

Total assets	$3,462,491			$3,198,552

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$327,039	$2,160	0.88%	$336,637	$2,831	1.12%
Certificates of deposit > $100,000	734,844	20,559	3.74%	708,841	25,692	4.85%
Certificates of deposit < $100,000	398,078	12,247	4.11%	448,945	15,487	4.61%
Money market savings accounts	517,477	9,598	2.48%	324,898	8,117	3.34%
Regular savings accounts	107,514	639	0.79%	115,402	904	1.05%

Total interest-bearing deposits	2,084,952	45,203	2.90%	1,934,723	53,031	3.66%
Securities sold under agreements to repurchase	181,678	2,366	1.74%	187,789	6,102	4.34%
Short-term borrowings	270,535	5,136	2.54%	181,362	7,170	5.29%
Long-term debt	49,992	1,264	3.38%	16,133	651	5.40%
Junior subordinated debentures	98,557	3,696	5.01%	88,556	4,928	7.44%

Total interest-bearing liabilities	2,685,714	57,665	2.87%	2,408,563	71,882	3.99%
Non-interest-bearing demand accounts	478,445			463,464
Other non-interest-bearing liabilities	21,894			18,198

Total liabilities	3,186,053			2,890,225
Stockholders’ equity	276,438			308,327

Total liabilities and stockholders’ equity	$3,462,491			$3,198,552

Net interest income		$94,313			$99,218

Net interest spread			3.54%			4.01%
Net interest margin			3.98%			4.64%
Ratio of average interest-earning assets to average interest-bearing liabilities			117.88%			118.71%

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

Rising and falling interest rate environments can have various impacts on a bank’s net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank’s various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of September 30, 2008, our cumulative interest rate gap for the period up to three months was a positive $200.8 million and for the period up to one year was a negative $190.4 million.

Based solely on our interest rate gap for the period up to three months, our net income could be favorably impacted by increases in interest rates or unfavorably impacted by decreases in interest rates. The period three months to less than one year could be unfavorably impacted by increases in interest rates or favorably impacted by decreases in interest rates. A large portion of interest-bearing liabilities include savings and NOW accounts, on which rates are more influenced by competition in the marketplace versus changes in the interest rate environment. Repricing of these interest-bearing liabilities tends to lag behind changes in the overall interest rate environment in both timing and magnitude.

The following table sets forth our estimate of maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at September 30, 2008. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Less than three months	Three months to less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$52,586	$92,559	$175,618	$173,612	$494,375
Interest-bearing deposits with other banks	705	825	—	—	1,530
Federal funds sold	1,500	—	—	—	1,500
Loans:
Commercial	205,322	51,290	86,681	9,286	352,579
Real estate	1,138,333	257,595	763,364	206,218	2,365,510
Consumer	12,965	7,382	17,600	5,101	43,048

Total interest-earning assets	$1,411,411	$409,651	$1,043,263	$394,217	$3,258,542

Interest-bearing liabilities:
Savings and NOW accounts	$186,945	$240,453	$427,395	$79,922	$934,715
Certificates of deposit greater than $100,000	252,511	334,976	90,259	327	678,073
Certificates of deposit less than $100,000	121,896	193,536	92,153	814	408,399
Securities sold under agreements to repurchase	141,929	—	—	—	141,929
FHLB advances and other	418,712	31,889	67,708	—	518,309
Junior subordinated debentures	88,663	—	9,840	—	98,503

Total interest-bearing liabilities	$1,210,656	$800,854	$687,355	$81,063	$2,779,928

Interest rate gap	$200,755	$(391,203)	$355,908	$313,154	$478,614

Cumulative interest rate gap at September 30, 2008	$200,755	$(190,448)	$165,460	$478,614

Cumulative gap ratio at September 30, 2008	1.17	0.91	1.06	1.17

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2008, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures and internal control over financial reporting are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in our internal control over financial reporting or in other factors that occurred during the registrant’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank N.M. (formerly known as First State Bank of Taos), First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation. *

2.2	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (5)

2.3	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation, and Ranchers Banks. (6)

2.4	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc., and AccessBank. (7)

2.5	Agreement and Plan of Merger, dated as of October 4, 2006, by and among First State Bancorporation, MSUB, Inc., Front Range Capital Corporation, and Heritage Bank. (11)

2.6	Loan Purchase Agreement, dated July 27, 2007, by and between First Community Bank, successor by merger to Heritage Bank and CAPFINANCIAL CV2, LLC. (16)

3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (10)

3.3	Amended Bylaws of First State Bancorporation. *

3.4	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (19)

10.1	Executive Employment Agreement. *

10.2	First State Bancorporation 2003 Equity Incentive Plan. *

10.3	Executive Deferred Compensation Plan. * (Participation and contributions to this Plan have been frozen as of December 31, 2004.)

10.4	First Amendment to Executive Employment Agreement. (4)

10.5	Officer Employment Agreement. (4)

10.6	First Amendment to Officer Employment Agreement. (4)

10.7	First State Bancorporation Deferred Compensation Plan. (3)

10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (13)

10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (9)

10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (9)

10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (14)

10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (8)

10.13	Third Amendment to First State Bancorporation 2003 Equity Incentive Plan. (10)

10.14	Compensation Committee Approval and Board Ratification of Certain Executive Salaries. (12)

10.15	Fourth Amendment to First State Bancorporation 2003 Equity Incentive Plan. (17)

10.16	Second Amendment to Executive Employment Agreement (Stanford). (15)

10.17	Second Amendment to Executive Employment Agreement (Dee). (15)

10.18	Second Amendment to Executive Employment Agreement (Spencer). (15)

10.19	Second Amendment to Executive Employment Agreement (Martin). (15)

10.20	Key Executives Incentive Plan. (18)

10.21	Second Amendment to the First State Bancorporation Deferred Compensation Plan. (2)

10.22	Executive Compensation Plan of Heritage Bank. (2)

10.23	Form of Adoption Agreement for Executive compensation Plan of Heritage Bank. (2)

10.24	Executive Retirement Plan of Heritage Bank Amendment and Restatement. (2)

10.25	Form of Adoption Agreement for Executive Retirement Plan of Heritage Bank. (2)

14	Code of Ethics for Executives. *

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference from Amendment 1 to First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2007.
(3)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.
(4)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2005.
(5)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(6)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(7)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(8)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003 (SEC file No. 333-104906).
(9)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2006.
(10)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2006.
(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed October 5, 2006.
(12)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed November 2, 2006.
(13)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on January 26, 2006.
(14)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997 (SEC file No. 333-28217).
(15)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 27, 2007.
(16)	Incorporated by reference to Exhibit 2.1 from First State Bancorporation’s Form 8-K filed on August 1, 2007.
(17)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2007.
(18)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on August 10, 2007.
(19)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2008.
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST STATE BANCORPORATION

Date: November 10, 2008	By:	/s/ Michael R. Stanford
Michael R. Stanford, President & Chief Executive Officer

Date: November 10, 2008	By:	/s/ Christopher C. Spencer
Christopher C. Spencer, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank N.M. (formerly known as First State Bank of Taos), First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation. *

2.2	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (5)

2.3	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation, and Ranchers Banks. (6)

2.4	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc., and AccessBank. (7)

2.5	Agreement and Plan of Merger, dated as of October 4, 2006, by and among First State Bancorporation, MSUB, Inc., Front Range Capital Corporation, and Heritage Bank. (11)

2.6	Loan Purchase Agreement, dated July 27, 2007, by and between First Community Bank, successor by merger to Heritage Bank and CAPFINANCIAL CV2, LLC. (16)

3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (10)

3.3	Amended Bylaws of First State Bancorporation. *

3.4	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (19)

10.1	Executive Employment Agreement. *

10.2	First State Bancorporation 2003 Equity Incentive Plan. *

10.3	Executive Deferred Compensation Plan. * (Participation and contributions to this Plan have been frozen as of December 31, 2004.)

10.4	First Amendment to Executive Employment Agreement. (4)

10.5	Officer Employment Agreement. (4)

10.6	First Amendment to Officer Employment Agreement. (4)

10.7	First State Bancorporation Deferred Compensation Plan. (3)

10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (13)

10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (9)

10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (9)

10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (14)

10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (8)

10.13	Third Amendment to First State Bancorporation 2003 Equity Incentive Plan. (10)

10.14	Compensation Committee Approval and Board Ratification of Certain Executive Salaries. (12)

10.15	Fourth Amendment to First State Bancorporation 2003 Equity Incentive Plan. (17)

10.16	Second Amendment to Executive Employment Agreement (Stanford). (15)

10.17	Second Amendment to Executive Employment Agreement (Dee). (15)

10.18	Second Amendment to Executive Employment Agreement (Spencer). (15)

10.19	Second Amendment to Executive Employment Agreement (Martin). (15)

10.20	Key Executives Incentive Plan. (18)

10.21	Second Amendment to the First State Bancorporation Deferred Compensation Plan. (2)

10.22	Executive Compensation Plan of Heritage Bank. (2)

10.23	Form of Adoption Agreement for Executive Compensation Plan of Heritage Bank. (2)

10.24	Executive Retirement Plan of Heritage Bank Amendment and Restatement. (2)

10.25	Form of Adoption Agreement for Executive Retirement Plan of Heritage Bank. (2)

14	Code of Ethics for Executives. *

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference from Amendment 1 to First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2007.
(3)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.
(4)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2005.
(5)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(6)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(7)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(8)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003 (SEC file No. 333-104906).
(9)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2006.
(10)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2006.
(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed October 5, 2006.
(12)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed November 2, 2006.
(13)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on January 26, 2006.
(14)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997 (SEC file No. 333-2821.
(15)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 27, 2007.
(16)	Incorporated by reference to Exhibit 2.1 from First State Bancorporation’s Form 8-K filed on August 1, 2007.
(17)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2007.
(18)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on August 10, 2007.
(19)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2008.
*	Filed herewith.