Form 10-K
period 2008-12-31
FIRST STATE BANCORPORATION
filed 2009-03-31
CIK 897861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $92,323,000, computed by reference to the closing sale price of the stock on The Nasdaq Stock Market on June 30, 2008, the last trading day of the registrant’s most recently completed second fiscal quarter.

As of March 25, 2009, there were 20,532,979 shares of Common Stock issued and outstanding.

Documents Incorporated By Reference

Certain Part III information is incorporated herein by reference, pursuant to Instruction G of Form 10-K, from First State Bancorporation’s Proxy Statement for its 2009 Annual Shareholders’ Meeting to be filed with the Commission within 120 days after December 31, 2008.

PART I

Item 1:	Business.

First State Bancorporation

First State Bancorporation (the “Company,” “First State,” “we,” “our,” or similar terms) is a New Mexico-based bank holding company. We provide a variety of banking services to businesses, individuals, and local governments through our subsidiary bank, First Community Bank, (“First Community Bank” or “Bank”). At December 31, 2008, we operated sixty branch offices, including thirty-six in New Mexico (three offices each in Taos and Las Cruces, twelve offices in Albuquerque, four offices in Santa Fe, two offices each in Rio Rancho, Belen, and Clovis, and one office each in Los Lunas, Gallup, Portales, Grants, Bernalillo, Pojoaque, Placitas, and Moriarty), twenty in Colorado (three offices each in Denver and Longmont, two offices each in Boulder, Ft. Collins, Lafayette, Louisville, and Colorado Springs, and one office each in Erie, Lakewood, Broomfield, and Littleton), and four in Arizona (three offices in Phoenix and one in Sun City). At December 31, 2008, we had total assets, total deposits, and total stockholders’ equity of $3.415 billion, $2.523 billion, and $159.3 million, respectively. Our executive offices are located at 7900 Jefferson NE, Albuquerque, New Mexico 87109, and our telephone number is (505) 241-7500.

History

First Community Bank (formerly First State Bank) began operations in 1922 in Taos County, New Mexico. First State Bancorporation and an affiliated company, New Mexico Bank Corporation, were organized under the laws of New Mexico in 1988 to acquire banking institutions in New Mexico. In December 1988, we acquired First Community Bank, and New Mexico Bank Corporation acquired National Bank of Albuquerque (“NBA”). After a change in New Mexico banking laws in 1991, First State Bancorporation and New Mexico Bank Corporation merged, and the operations of NBA were merged into First Community Bank in December 1991.

On December 1, 1993, we purchased 94.5% of the outstanding shares of common stock of First State Bank of Santa Fe (“Santa Fe Bank”). Certain members of our current management, our board of directors, and two officers of First Community Bank sold their shares of Santa Fe Bank to us. Santa Fe Bank was merged into First State Bank as of June 5, 1994.

During the fourth quarter of 1999, First Community Bank opened a mortgage origination division. The mortgage division allows the Bank to generate fee income from our branch network and construction lending activities as well as to attract additional customers. In 2004, the mortgage origination division was reorganized and began operating as First Community Mortgage.

On October 1, 2002, we entered the Colorado and Utah markets when we completed our acquisition of First Community Industrial Bank (“FCIB”). We acquired approximately $343 million in loans and approximately $242 million in deposits, and recognized goodwill of approximately $43 million related to the transaction. See “Recent Company Developments” below regarding the closure of our Utah branches.

On January 3, 2006, we completed the acquisition of Access Anytime Bancorp, Inc. and its wholly owned subsidiary, AccessBank (collectively “Access”) and on January 10, 2006, we completed the acquisition of New Mexico Financial Corporation and its wholly owned subsidiary, Ranchers Banks (collectively “NMFC”). Through the Access transaction, we added branches in Albuquerque, Clovis, Gallup, Las Cruces, and Portales, New Mexico. We also entered the Arizona market through the Access Sun City branch. We acquired approximately $195 million in loans and $314 million in deposits, and recognized goodwill of approximately $19 million related to the Access transaction. Through the NMFC transaction, we added branches in Albuquerque, Belen, Los Lunas, Grants, and Moriarty, New Mexico. We acquired approximately $34 million in loans and $96 million in deposits, and recognized goodwill of approximately $4 million related to the NMFC transaction. See Note 2 of Notes to Consolidated Financial Statements for additional information on these acquisitions.

On March 1, 2007, we completed the acquisition of Front Range Capital Corporation and its subsidiary, Heritage Bank (collectively “Front Range”), for $72 million in cash. We acquired approximately $292 million in loans and $360 million in deposits, and recognized goodwill of approximately $61 million related to the transaction. The transaction added 13 branches to our franchise in the Denver-Boulder-Longmont triangle along Colorado’s front range. Subsequent to the completion of the transaction, we closed two of the Front Range branches, one in Firestone, Colorado and one in Denver, Colorado. See Note 2 of Notes to Consolidated Financial Statements for additional information on this acquisition.

Recent Industry Developments

In 2008, the U.S. commercial banking industry was significantly impacted by decreased values in real estate related assets, spurred by losses on sub-prime mortgages, a downturn in the financial markets, and a significant tightening in the credit markets. The overall industry has realized higher provisions for loan losses and significant losses related to write-downs of investment securities securitized by real estate due to the weakened U.S. housing market and increasing unemployment. Increased losses within the industry have resulted in an overall decline in capital levels and the inability of many banks to access traditional sources for additional capital. Consequently, liquidity within the financial sector was very tight for most of the year.

The overall market conditions led to the issuance of the $700 billion Emergency Economic Stabilization Act of 2008 (“EESA”) that was passed by Congress on October 3, 2008. Under the EESA the U.S. Secretary of the Treasury has broad authority to take actions with the aim of restoring liquidity and stability to the U.S. financial system. The EESA authorized the Troubled Asset Relief Program (“TARP”) which authorized the Treasury Secretary to purchase troubled assets directly from financial institutions, establish a program to guarantee the troubled assets of financial institutions, and directly purchase the equities of financial institutions. The TARP makes $250 billion in capital available to U.S. financial institutions in exchange for preferred stock with warrants having a value equal to 15 percent of the preferred stock issued. The EESA, under the Temporary Liquidity Guarantee Program (“TLG Program”) also temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor until December 31, 2009. We applied for $90 million of capital under the TARP program, but recently withdrew our application due in part to the uncertainty surrounding the availability and terms of the TARP funding, the potential dilution to our shareholders, and the positive capital impact of the pending sale of our twenty branches in Colorado. See “Recent Company Developments” below.

Recent Company Developments

In June 2008, we performed an analysis to test for goodwill impairment as a result of the Company’s market capitalization being less than our stockholders’ equity. This analysis resulted in a $127.4 million non-cash charge to earnings representing the write off of all of the Company’s goodwill. See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates and Judgments” and Note 7 of Notes to Consolidated Financial Statements for additional information on goodwill impairment.

In September 2008, we entered into an informal agreement (“Informal Agreement”) with our regulators, the Federal Reserve Bank of Kansas City and the New Mexico Financial Institutions Division (the “Regulators”). Under the terms of the Informal Agreement, the Company and or the Bank agreed, among other things, to formulate a written plan to maintain a sufficient capital position at the Bank and at the Company, including attaining a tier 1 leverage ratio of 9% and a total risk-based capital ratio of 12% at the Bank level, with no date specified for achieving those levels. In addition, the Company and the Bank have agreed to maintain an adequate allowance for loan and lease losses; not to pay any dividends; not to distribute any interest, principal or other sums on trust preferred securities; not to issue or guarantee any debt or trust preferred securities; and not to purchase or redeem any shares of the Company’s stock. This Informal Agreement can be terminated by a joint decision between the Regulators if they conclude such action is warranted. Although management believes that the Company and the Bank are in substantial compliance with the terms of the Informal Agreement, there can be no assurance that the Company and the Bank will remain in compliance and that there will not be further action by the Regulators. At December 31, 2008, the Company and the Bank were considered “adequately capitalized” under regulatory guidelines, subjecting the Company and the Bank to prompt supervisory and regulatory actions pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, prohibiting us from accepting, renewing, or rolling over brokered deposits except with a waiver from the FDIC, which we are currently pursuing, and making us subject to restrictions on the interest rates that we could pay on brokered deposits. Under certain circumstances, a well capitalized or adequately capitalized institution may be treated as if the institution is in the next lower capital category. Depending on the level of capital, the Regulators and or the FDIC can institute other corrective measures to require additional capital and have broad enforcement powers to impose substantial fines and other penalties for violation of laws and regulations. See “Supervision and Regulation” below.

On October 31, 2008, we completed the closure of our Utah branches, which had achieved substantial loan growth but had essentially no deposit growth. The Utah branches were acquired as part of the FCIB acquisition in October of 2002. At the closing date, the Utah branches included $286.4 million in total loans and $13.7 million in deposits. The Utah loans will continue to be held and serviced by Bank personnel in Utah, until they are paid off or sold. At December 31, 2008, the remaining Utah loan and deposits totaled $271.5 million and $8.9 million, respectively.

On March 10, 2009, the Bank entered into a definitive agreement to sell its twenty full service branches in Colorado. The sale of the branches, which is subject to regulatory approval, is expected to close late in the second quarter of 2009. While management believes that the sale of the Colorado branches will close, the definitive agreement provides the purchaser with walk-away provisions in the event of a material adverse change, including a decline in deposits below $430 million. After the write-off of the associated core deposit intangible, and transaction costs, the transaction is expected to generate a pre-tax gain of approximately $16 million. The aggregate carrying amounts at December 31, 2008, of the loans, deposits, and fixed assets to be transferred were $444 million, $477 million, and $19 million, respectively. We believe that the sale of the Colorado branches and the subsequent reduction in the overall level of loans will return us to “well capitalized” status at June 30, 2009. We also expect that the Colorado sale combined with other potential loan sales and normal loan amortization and repayments will help us achieve a tier 1 leverage ratio above 9% and a total risk-based capital ratio above 12% at the Bank as requested under the Informal Agreement, but the timing is uncertain. This transaction, combined with the potential sale of other loans and normal loan amortization and repayments should also help us achieve a total risk-based capital ratio above 12% at the Company, however, there is no assurance that the Company and the Bank will reach or maintain the capital levels currently deemed necessary by the Regulators. See Note 17, “Subsequent Event” of Notes to Consolidated Financial Statements for additional information related to the Colorado sale.

Management and Operating Strategy

Our management strategy is to provide a business culture in which customers are provided individualized customer service. We believe that we differentiate ourselves through this responsive customer service, our streamlined management structure, and management’s and employees’ strong community involvement in our business locations. We believe we can continue to attract employees and management teams who are not satisfied by working at larger organizations. Since 1993, large out of state financial institutions have acquired several banks that compete with us. These institutions concentrate on the mass retail customer base and extremely large customers. They also tend to reduce service levels to small to medium size businesses. These institutions’ method of doing business affords us a continuing opportunity to gain profitable new account relationships and to expand existing relationships by positioning ourselves as a local responsive alternative to the impersonal service of the larger banks.

In order to realize our objectives, we are pursuing the following strategies:

Improvement of Capital Ratios. Since mid-2008, we have taken extensive actions to bolster our capital ratios, in an effort to protect depositors and shareholders from various factors affecting the commercial banking industry. The actions taken include, among others, the suspension of dividend payments to shareholders in July 2008 and a significant altering of our loan growth strategy (See “Internal Growth” below). In addition, we are focused on reductions in certain non-interest expenses and improvement in non-interest income, in an effort to increase profitability. Because we do not believe we currently have the ability to raise new capital at an acceptable price given current market conditions, we have been actively working on initiatives to reduce our balance sheet in the near term to increase total risk-based capital at the Bank to the requested 12% under the Informal Agreement. These initiatives have been focused primarily on the sale of individual loans or pools of loans, and on March 10, 2009, resulted in the execution of a definitive agreement to sell the Bank’s twenty full service branches in Colorado. See “Recent Company Developments” above. We believe that the sale of the Colorado branches and the subsequent reduction in the overall level of loans will return us to “well capitalized” status at June 30, 2009. We also expect that the Colorado sale combined with other potential loan sales and normal loan amortization and repayments will help us achieve a tier 1 leverage ratio above 9% and a total risk-based capital ratio above 12% at the Bank as requested under the Informal Agreement, but the timing is uncertain. This transaction, combined with the potential sale of other loans and normal loan amortization and repayments should also help us achieve a total risk-based capital ratio above 12% at the Company, however, there is no assurance that the Company and the Bank will reach or maintain the capital levels currently deemed necessary by the Regulators.

Internal Growth. We believe that our markets provide us with significant opportunities for internal growth. Once the sale of the Colorado branches is complete, we will focus on attracting core deposits from individuals, local businesses, and governments in New Mexico and Arizona. Given the current focus on capital, new loan requests of any significant size are limited to existing customers or potential new customers who would maintain substantial deposit relationships with us. Over the next several years, we expect growth to be organic, with efforts intensified in Arizona and our legacy New Mexico markets. Selective de novo branch openings will be concentrated in Arizona, focusing on the greater Phoenix metropolitan market. We consider a variety of criteria when evaluating potential branch expansion, including (i) the short and long term growth prospects for the location; (ii) the management and other resources required to integrate the operations, if desirable; (iii) the degree to which the branch would enhance our geographic diversification; (iv) the degree to which the branch would enhance our presence in an existing market; and (v) the costs of operating the branch.

Customer Service. Our objective is to increase market share in New Mexico and Arizona, with our current focus on deposits, by providing responsive customer service that is tailored to our customers’ needs. By maximizing personal contact with customers, maintaining low employee turnover, and endeavoring to understand the needs and preferences of our customers, we are working to maintain and further enhance our reputation for providing excellent customer service. We have developed a streamlined management structure that allows us to make decisions rapidly. We believe that this structure, when compared to other competing institutions, enables us to provide a higher degree of service and increased flexibility to our customers.

Employees. We recognize that our individual employees are the core of our overall business strategy. We are committed to providing a workplace environment in which the individual employee is valued and respected. We have strategically hired and promoted within the Bank and although we have tightened the lending authority due to current market conditions, we continue to provide each region with sufficient local decision making ability which allows us to better serve and attract small to medium size businesses.

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

Community Involvement. First Community Bank’s management and other employees participate actively in a wide variety of civic and community activities and organizations. First Community Bank’s management also sponsors a number of community-oriented programs and events each year, contributing approximately $1.5 million to these organizations in 2008. We believe that these activities assist First Community Bank through increased visibility and through development and maintenance of customer relationships.

Maintaining Asset Quality. We aggressively manage the exposure in our loan portfolio with particular attention focused on our construction portfolio including residential construction as well as commercial real estate construction. Approximately 85% of our loan portfolio remains heavily concentrated in the real estate market. In addition, we proactively work with borrowers as we see potential signs of deterioration in collateral values or general market conditions. While our lenders are primarily responsible for identifying potential problem loans, we also have a fully outsourced loan review function. We believe that this outsourcing allows for a more efficient and independent assessment of potential credit weakness. Although we experienced a significant increase during 2008 in the level of non-performing loans and charge-offs, our non-performing loans are largely secured by real estate which has historically limited our potential loss exposure. We believe that adhering to our strict underwriting criteria has helped mitigate our loss exposure as well. See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Nonperforming Assets and Analysis of the Allowance for Loan Losses.”

Increasing Efficiency. We believe that our investments in technology will continue to produce operational efficiencies over the next few years. We have recently implemented full loan file imaging and workflow technology throughout the organization which is providing greater efficiencies in our lending processes. We have completed a major data communications infrastructure upgrade which has significantly reduced our leased data line costs. We are also completing a major server virtualization and database consolidation project which reduces the number of servers required to run our applications and also affords significant energy savings in our data center. All of our locations are linked together by a private voice and data network eliminating long distance costs for intracompany phone calls and data transmission. We have implemented thin client desktops, thin client laptops, IP telephony, and VPN technology, all of which allow bank employees greater communication flexibility throughout the organization as well as increasing worker productivity, while reducing support and maintenance costs. Our internal single sign on project has been successfully completed which has reduced password support calls and made our systems more secure. We have implemented significant enhancements to our automated banking channels to better serve both our retail and commercial customers. We continue to experience operating efficiencies by leveraging the technologies brought about by the Check 21 Act with the addition of electronic check clearing in addition to all of our branch locations utilizing remote check capture and imaged deposit and loan workflow technologies. Our merchant remote capture product, digiPost®, continues to aid us in gaining market share in markets with fewer branch locations. We are strategically focusing on improving processes and workflows of our existing systems as well as evaluating future and emerging technologies. We believe these investments will allow us to expand our asset base in the future without a commensurate increase in non-interest expenses.

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

Market Areas and Banks

Markets. First Community Bank serves three distinct market areas within New Mexico: Central New Mexico, including the Albuquerque metropolitan area (Bernalillo and Sandoval Counties), Gallup (McKinley County), and Grants (Cibola County); Northern New Mexico including Taos (Taos County) and Santa Fe (Santa Fe County); and Southern New Mexico including Belen and Los Lunas (Valencia County), Moriarty (Torrance County), Clovis (Curry County), Portales (Roosevelt County), and Las Cruces (Dona Ana County). The Bank’s Arizona market includes the Phoenix, Arizona (Maricopa County) metropolitan area which includes Sun City.

The Bank also currently operates in three distinct market areas along the Colorado front range: Central Colorado, including the Denver metropolitan area (Denver County), Littleton (Arapahoe County), and Lakewood (Jefferson County); Northern Colorado including Boulder, Lafayette, Louisville, and Longmont (Boulder County), Ft. Collins (Larimer County), Broomfield (Broomfield County), and Erie (Weld County); and Southern Colorado where we operate in Colorado Springs (El Paso County). See “Recent Company Developments” above regarding the execution of a definitive agreement to sell our twenty branches in Colorado. Our markets are currently dominated by a number of large regional and national financial institutions that have acquired locally based banks. Our success is dependent to a significant degree on the economic conditions in our geographical markets.

Currently, our markets are performing better than the nation as a whole in terms of unemployment rates. According to the United States Department of Labor’s Bureau of Labor Statistics, in December 2008, unemployment rates were 4.9% for New Mexico, 6.1% for Colorado, and 6.9% for Arizona, all lower than the national unemployment rate of 7.2%.

The following is selected market data regarding the markets we serve:

The Albuquerque metropolitan area is the largest metropolitan area in New Mexico and is the financial center of the state. Albuquerque’s economy is centered around federal and state government, military, service, and technology industries. The New Mexico state government has an elaborate system of tax credits and technical assistance to promote job growth and business investment, especially in new technologies and the film industry. Military facilities include Kirtland Air Force Base and Sandia National Laboratories. A number of companies, including Hewlett Packard, Intel, General Mills, The Gap, and Wal-Mart have initiated or expanded operations in the area in the past several years. In addition, several solar companies have initiated operations in recent years.

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

Clovis, New Mexico and nearby Portales, New Mexico are small communities in the east-central side of the state. Clovis is home to Cannon Air Force Base, which under its new mission should remain open indefinitely. Portales is home to one of the state’s major universities, Eastern New Mexico University. Both communities are also supported by agricultural activity.

Las Cruces, New Mexico, is the second largest city in New Mexico and marks the southern end of Interstate 25 at its intersection with Interstate 10 approximately 45 miles from El Paso, Texas. Las Cruces is home to New Mexico State University with an economy that benefits from its proximity to military installations, including White Sands Missile Range.

The Colorado front range market area includes the Denver metropolitan area (with branches in Denver, Lakewood, and Littleton), and the surrounding communities of Colorado Springs, Longmont, Boulder, Louisville, Broomfield, Erie, Lafayette, and Ft. Collins. Denver, the capital of Colorado and the state’s largest city, has a diverse economy including telecommunications, aerospace, financial services, computer software, biomedical, and many other high tech sectors. Boulder and Colorado Springs also play host to a growing number of high technology industries. Many private sector leaders in their fields are located in the front range area, including Qwest Communications, Janus Funds, Frontier Airlines, Level 3 Communications, and Lockheed Martin. The Colorado front range has emerged as a premier center for high-tech and other businesses providing a blend of quality, affordable lifestyle, cultural and national sports attractions, and desirable climate. See “Recent Company Developments” above regarding the execution of a definitive agreement to sell our twenty branches in Colorado.

Phoenix, in Maricopa County, has a very diverse economic base, including financial services, professional services, health care, leisure, hospitality, and government, with dramatic growth over the last several years. Arizona has felt the affects of the economic downturn more than Colorado and New Mexico primarily due to the overbuilding of houses in 2005 and 2006. We believe our business model, which is designed to attract disenfranchised customers of the very large banks, should continue to work well in Maricopa County. Over the next several years, and assuming an appropriate capital level, we intend to increase our market share through organic growth and selective de novo branch openings. Our entrance into the Maricopa County market began with a deposit only branch in Sun City, a retirement community just minutes away from Phoenix, which was acquired via Access in 2006. In 2007, we opened three full service branches in Phoenix.

First Community Bank serves a diverse group of small to medium size businesses, individuals and local governments, and provides conventional commercial loans to established commercial businesses. We offer a full range of financial services to our customers, including checking accounts, on-line banking, short and medium term loans, revolving credit facilities, inventory and accounts receivable financing, equipment financing, residential and commercial construction lending, residential mortgage loans, various savings programs, installment and personal loans, and safe deposit services.

First Community Bank. The following table sets forth certain information concerning the banking offices of First Community Bank as of December 31, 2008. We completed the closure of our two Utah branches on October 31, 2008 and added a de novo branch in Las Cruces, New Mexico in July 2008. The Utah loans will continue to be serviced by Bank personnel in Utah, until they are paid off or sold. See “Recent Company Developments” above. Also, see “Recent Company Developments” above regarding the execution of a definitive agreement to sell our twenty branches in Colorado.

First Community Bank Locations (by Region)	Number of Branches	Total Deposits	Total Loans
		(Dollars in thousands)
Northern New Mexico	8	$330,469	$252,896
Central New Mexico	18	1,169,656	1,161,138
Southern New Mexico	10	337,011	169,650
Northern Colorado	13	303,311	296,029
Central Colorado	5	125,810	286,246
Southern Colorado	2	82,900	120,039
Arizona	4	164,499	197,057
Utah	—	8,886	271,534

Total	60	$2,522,542	$2,754,589

The following is a summary of the percentage of our deposits to total deposits of FDIC insured institutions (market share) in the counties in which we do business as reported by the FDIC as of June 30, 2008, the latest date for which the data is available. We completed the closure of our Utah operations on October 31, 2008, and as such Utah is not included in the table below. See “Recent Company Developments” above.

New Mexico
Taos	40.78%
Bernalillo	9.43%
Santa Fe	8.34%
Sandoval	41.27%
Valencia	30.22%
Torrance	37.69%
Dona Ana	5.76%
Cibola	19.74%
Curry	10.52%
Roosevelt	14.64%
McKinley	12.31%

Colorado
Larimer	0.81%
Boulder	3.97%
Denver	0.40%
Jefferson	0.55%
Arapahoe	0.27%
El Paso	1.62%
Broomfield	5.48%
Weld	0.62%

Arizona
Maricopa	0.32%

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

First Community Bank competes for loans principally through the range and quality of its services, interest rates, and loan fees. We believe that First Community Bank’s personal-service philosophy enables the bank to compete favorably with other financial institutions in its focus market of local businesses. First Community Bank actively solicits deposit-related clients and competes for deposits by offering customers a broad array of products and services, competitive interest rates, personal attention, and professional service.

Employees

As of December 31, 2008, we had 813 full-time equivalent employees. We place a high priority on staff development, training, and selective hiring. We select new employees on the basis of both technical skills and customer-service capabilities. Our staff development involves training in marketing, customer service, and regulatory compliance. Our employees are not covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

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

Supervision and regulation of bank holding companies and their subsidiaries are intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation (the “FDIC”), and the banking system as a whole, not for the protection of bank holding company stockholders or creditors. The banking regulatory agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines and other penalties for violation of laws and regulations. See “Recent Company Developments” above for information regarding an Informal Agreement between First State Bancorporation, First Community Bank, and our Regulators.

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

First Community Bank. As a New Mexico-chartered state member bank of the Federal Reserve System, First Community Bank is subject to regulation and supervision by the Federal Reserve Board and the New Mexico Financial Institutions Division, and, as a result of the insurance of its deposits, by the FDIC. Almost every aspect of the operations and financial condition of First Community Bank is subject to extensive regulation and supervision and to various requirements and restrictions under federal and state law, including requirements governing capital adequacy, liquidity, earnings, dividends, reserves against deposits, management practices, branching, loans, investments, and the provision of services. Various consumer protection laws and regulations also affect the operations of First Community Bank. The deposits of First Community Bank are insured up to applicable limits by the FDIC. See “Recent Company Developments” above for information regarding an Informal Agreement between First State Bancorporation, First Community Bank, and our Regulators.

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

In addition, as noted above, bank holding companies are expected under Federal Reserve Board policy to serve as a source of financial strength for their depository institution subsidiaries. This requirement, and the capital adequacy requirements applicable to bank holding companies, described below under “Capital Adequacy Requirements,” may also limit our ability to pay dividends. See “Recent Company Developments” above for information regarding an Informal Agreement between First State Bancorporation, First Community Bank, and our Regulators and restrictions on our ability to pay dividends.

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

In order to help improve the Company’s and the Bank’s capital ratios, we suspended our cash dividend payments to shareholders in July 2008, and the Bank has not declared a cash dividend to the Company since May 2008. The Company and First Community Bank are both currently precluded from paying dividends pursuant to the Informal Agreement. See “Recent Company Developments” above.

Capital Adequacy Requirements. We are subject to the Federal Reserve Board’s risk-based capital and leverage guidelines for bank holding companies. The minimum ratio of total capital to risk-weighted assets, which are the credit risk equivalents of balance sheet assets and certain off balance sheet items such as standby letters of credit, is 8%. At least half of the total capital must be composed of common stockholders’ equity (including retained earnings), trust preferred securities, qualifying non-cumulative perpetual preferred stock (and, for bank holding companies only, a limited amount of qualifying cumulative perpetual preferred stock), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, other disallowed intangibles, and disallowed deferred tax assets, among other items (“Tier 1 Capital”). The remainder may consist of a limited amount of subordinated debt, other perpetual preferred stock, hybrid capital instruments, mandatory convertible debt securities that meet certain requirements, as well as a limited amount of reserves for loan losses (“Tier 2

Capital”). The maximum amount of Tier 2 Capital that may be included in an organization’s qualifying total capital is limited to 100% of Tier 1 Capital. The Federal Reserve Board has also adopted a minimum leverage ratio for bank holding companies, requiring Tier 1 Capital of at least 4% of average total consolidated assets. See “Recent Company Developments” above for information regarding an Informal Agreement between First State Bancorporation, First Community Bank, and our Regulators and requested capital ratios at the Bank level.

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

Risk-Based Capital and Leverage Ratios

	As of December 31, 2008 Risk-Based Ratios
	Tier I Capital	Total Capital	Leverage Ratio
First State Bancorporation	6.7%	9.4%	5.7%
First Community Bank	8.2%	9.4%	7.0%
Minimum required ratio	4.0%	8.0%	4.0%
“Well capitalized” minimum ratio	6.0%	10.0%	5.0%

The federal bank regulatory agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. In addition, the regulations of the Federal Reserve Board provide that concentration of credit risk, interest rate risk, and certain risks arising from nontraditional activities, as well as an institution’s ability to manage these risks, are important factors to be taken into account by regulatory agencies in assessing an organization’s overall capital adequacy. The risk-based capital regulations also provide for the consideration of interest rate risk in the agencies’ determination of a banking institution’s capital adequacy. The regulations require such institutions to effectively measure and monitor their interest rate risk and to maintain capital adequate for that risk. The regulatory capital calculation limits the amount of allowance for loan losses that is included in capital to 1.25 percent of risk-weighted assets. At December 31, 2008, the Company and the Bank had approximately $42 million of allowance for loan losses which was excluded from regulatory capital. See “Recent Company Developments” above for information regarding an Informal Agreement between First State Bancorporation, First Community Bank, and our Regulators and requested capital ratios at the Bank level. Also see “Recent Company Developments” above for information regarding the execution of a definitive agreement to sell our twenty branches in Colorado and the expected impact on capital ratios.

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

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. Failure to meet capital guidelines could subject the bank to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, and to certain restrictions on business. As of December 31, 2008, both First State Bancorporation and First Community Bank were considered “adequately capitalized” and are currently subject to an Informal Agreement with the Regulators. See “Recent Company Developments” above. Although management believes that the Company and the Bank are in substantial compliance with the terms of the Informal Agreement, there can be no assurance that the Company and the Bank will remain in substantial compliance and that there will not be further action by the Regulators.

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

The Gramm-Leach-Bliley Act. The GLBA enables qualified bank holding companies to acquire insurance companies and securities firms and effectively repeals depression-era laws, which prohibited the affiliation of banks and these other financial services entities under a single holding company. Certain qualified bank holding companies and other types of financial service entities may elect to become financial holding companies under the GLBA. Financial holding companies may engage in a wide range of activities and may affiliate with a wider range of companies than bank holding companies that are not financial holding companies. The GLBA enables financial holding companies and their non-bank subsidiaries to engage in activities that are financial in nature, incidental to financial activities, or complementary to financial activities, including banking, securities underwriting, merchant banking, and insurance (both underwriting and agency services). Qualification as a financial holding company depends on subsidiary depository institutions remaining well capitalized and well managed, as defined in Federal Reserve Board regulations, and receiving at least satisfactory ratings under the Community Reinvestment Act. In connection with the Informal Agreement (see “Recent Company Developments” above), we relinquished our status as a financial holding company.

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

Our independent registered public accounting firm has reported on the effectiveness of our internal control over financial reporting as of December 31, 2008, which appears in Appendix A.

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

Deposit Insurance Reform. The deposits of First Community Bank are insured up to applicable limits by the FDIC. In November 2008, the Board of Directors of the FDIC adopted a final rule relating to the TLG Program. Under the TLG program, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009, and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC insured institutions through December 31, 2009. We have elected to participate in both guarantee programs. We do not currently have any qualifying senior unsecured debt. As of December 31, 2008, the FDIC insurance premiums were calculated on a risk-based assessment system that enabled the FDIC to tie each bank’s premiums to the risk it poses to the deposit insurance fund. On October 7, 2008, the FDIC issued a notice of proposed rulemaking (“NPR”) and request for comment proposing to: alter the way in which it differentiates for risk in the risk-based assessment system; revise deposit insurance assessment rates, including base assessment rates; and make technical and other changes to the rules governing the risk-based assessment system. The NPR included raising current rates uniformly by seven basis points effective January 1, 2009. In December 2008, the FDIC adopted a final rule ratifying the seven basis point increase, and in February 2009 adopted a final rule incorporating the other proposed changes. These changes include an additional uniform two basis point increase as well as other adjustments that will take effect on April 1, 2009. In conjunction with this final rule, the FDIC also adopted an interim rule, imposing a twenty basis point emergency special assessment on June 30, 2009, to be collected on September 30, 2009. The interim rule would also permit the imposition of an additional emergency special assessment after June 30, 2009, of up to ten basis points.

Future Legislation. Legislation is from time to time introduced in Congress and state legislatures with respect to the regulation of financial institutions. Such legislation may change the banking statutes and our operating environment in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations, would have upon our financial condition or our results of operations.

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

All statements, other than statements of historical fact, included in this report which relate to performance, development or activities that we expect or anticipate will or may happen in the future, are forward looking statements. The discussions regarding our growth strategy, expansion of operations in our markets, acquisitions, dispositions, competition, loan and deposit growth or decline, timing of new branch openings, capital expectations, and response to consolidation in the banking industry include forward-looking statements. Other forward-looking statements may be identified by the use of forward-looking words such as “believe,” “expect,” “may,” “might,” “will,” “should,” “seek,” “could,” “approximately,” “intend,” “plan,” “estimate,” or “anticipate” or the negative of those words or other similar expressions.

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

Even if legislative or regulatory efforts successfully stabilize and add liquidity to the financial markets, we may need to modify our strategies and business operations. We may also incur increased capital requirements and constraints or additional costs in order to satisfy new regulatory requirements. Given the volatile nature of the current market disruption and the uncertainties underlying efforts to mitigate or reverse the disruption, we may not timely anticipate or manage existing, new or additional risks, contingencies or developments in the current or future environment. Our failure to do so could materially and adversely affect our business, financial condition, results of operations, and prospects.

To the extent that we qualify and participate in these programs or other programs, there is no assurance that such programs will remain available for sufficient periods of time or on acceptable terms to benefit us, and the expiration of such programs could have unintended adverse effects on us.

Current market developments may adversely affect our industry, business, results of operations and access to capital.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in higher levels of non-performing assets and significant write-

downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These increased levels of non-performing assets and write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, in turn have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have ceased to provide funding to even the most credit-worthy borrowers or to other financial institutions. The resulting lack of available credit and lack of confidence in the financial markets could materially and adversely affect our financial condition and results of operations and our access to capital. In particular, we may face the following risks in connection with these events:

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

It may be difficult to trade our shares if we are unable to maintain our listing on the Nasdaq Stock Market or if our stock becomes subject to the penny stock rules of the Securities and Exchange Commission (“SEC”).

Our shares are currently listed with Nasdaq on its Global Select Market. This listing is dependent on us maintaining certain minimum listing standards, including, among others, minimum bid price and stockholders’ equity standards. If we continue to incur losses as we did in 2008 and cannot maintain the standards for continued listing on the Nasdaq Global Select Market, our common stock could be subject to delisting. Trading in our common stock could then be conducted on the over-the-counter market on the OTC Bulletin Board, and we could become subject to the penny stock rules maintained by the SEC. These rules impose additional sales practice requirements on broker-dealers. The additional sales practice requirements could materially adversely affect the willingness or ability of broker-dealers to sell our common stock. As a result, it may be difficult to sell shares or to obtain accurate quotations as to the price of our shares. In addition, it may be more difficult for us to obtain additional equity financing due to liquidity concerns of potential investors. Recently, our share price has been below $1.00, but not for thirty consecutive business days, the determining time for failure to meet the minimum bid price on Nasdaq. We have not received a notice from Nasdaq concerning our trading price and Nasdaq has suspended its rules requiring a minimum bid price until July 20, 2009. We believe we are currently in compliance with all other listing standards applicable to us. There can be no assurance that we will be able to maintain compliance or that the Nasdaq Stock Market will not revise the standards in a way that would make it more difficult for us to comply.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial services institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients, resulting in a significant credit concentration with respect to the financial services industry overall. As a result, defaults by, or even rumors or questions about one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Our results of operations and financial condition could be adversely affected if we become the subject of rumors or questions regarding our financial soundness.

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

In particular, we are subject to the Bank Holding Company Act of 1956, as amended, and to regulation and supervision by the Federal Reserve Board. First Community Bank, as a state member bank of the Federal Reserve System, is subject to regulation and supervision by the Federal Reserve Board and the New Mexico Financial Institutions Division of the Regulation and Licensing Department and, because its deposits are insured, by the Federal Deposit Insurance Corporation. Our operations in Colorado and Arizona may also be subject to regulation and supervision by the State of Colorado Division of Banking, and the Arizona State Banking Department, respectively. Regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of the regulators’ supervisory and enforcement duties. If regulators exercise these powers, our results of operations and financial condition may be adversely affected.

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

The value of our investments is influenced by varying economic and market conditions and a decrease in value could have an adverse effect on our results of operations, liquidity, and financial condition.

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

In accordance with applicable accounting standards, we review our investment securities to determine if declines in fair value below cost are other-than-temporary. This review is subjective and requires a high degree of judgment. We conduct this review on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other-than-temporary. Such factors considered include the length of time and the extent to which market value has been less than cost, financial condition and near term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market, or industry trends. This review process also entails an evaluation of our ability and intent to hold individual securities until they mature or full cost can be recovered.

The current economic environment and recent volatility of the securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. During the twelve months ended December 31, 2008, we recorded the following charges for other-than-temporary impairment of securities: an impairment charge in the first quarter of 2008 of $333,000 on FHLMC preferred stock, an impairment charge in the third quarter of 2008 of an additional $565,000 on such FHLMC preferred stock, and an impairment charge in the fourth quarter of 2008 of an additional $50,000 on such FHLMC preferred stock. Over time, the economic and market environment may further deteriorate or provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines recorded as an expense. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and material other-than-temporary impairments may result in realized losses in future periods which could have an adverse effect on our results of operations, liquidity, and financial condition.

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

We regularly make a determination of an allowance for loan losses based on available information, including the quality of and trends in our loan portfolio, economic conditions, the value of the underlying collateral, historical charge-offs, and the level of our non-accruing loans. Provisions for this allowance result in an expense for the period. Given the current economic conditions and trends, management believes we will continue to experience credit deterioration and higher levels of nonperforming loans in the near-term, which may cause us to continue to have negative earnings or otherwise adversely impact our financial condition and results of operations.

As of December 31, 2008, our allowance for loan losses was $79.7 million or 2.91% of total loans held for investment. Our allowance for loan losses may not be sufficient to cover future loan losses. Future adjustments to the allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used or further adverse developments arise with respect to our nonperforming or performing loans. Material additions to our allowance for loan losses could have a material adverse effect on our financial condition and results of operations.

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

Our success is dependent to a significant extent upon local economic conditions in the communities we serve and the general economic conditions in the United States. The economic conditions, including real estate values, in these areas and throughout the United States, have a significant impact on loan demand, the ability of borrowers to repay these loans, and the value of the collateral securing these loans. The current decline in general economic conditions, including the decline in real estate values, has resulted in an increase in our nonperforming assets and an increase in our charge-offs on defaulted loans during 2008. A further decline in economic conditions, including depressed real estate values, over a prolonged period of time in any of these areas could cause additional significant increases in nonperforming assets and could continue to affect our ability to recover on defaulted loans by foreclosing and selling the real estate collateral, which could continue to cause decreased operating results, liquidity, and capital. As of December 31, 2008, approximately 85% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate.

Our loan portfolio is currently concentrated in New Mexico, Colorado, Utah, and Arizona. Adverse economic conditions in these states could have a greater effect on our ability to attract deposits and result in high rates of loss and delinquency on our loan portfolio compared to competitors who may have more geographic diversification.

We may not be able to meet the cash flow requirements of our depositors and borrowers unless we have sufficient liquidity.

Liquidity is the ability to meet current and future cash flow needs on a timely basis at a reasonable cost. Our liquidity is used to make loans and to repay deposit liabilities as they become due or are demanded by customers. We regularly monitor our overall liquidity position to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Without sufficient liquidity from these potential sources, we may not be able to meet the cash flow requirements of our depositors and borrowers. Also, see Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

The recent disruption and illiquidity in the credit markets are continuing challenges that have generally made potential funding sources more difficult to access, less reliable, and more expensive. In addition, liquidity in the inter-bank market, as well as the markets for commercial paper, certificates of deposits, and other short-term instruments have significantly contracted. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. These market conditions have made the management of our own and our customers’ liquidity significantly more challenging. At December 31, 2008, all outstanding borrowings with the FHLB were collateralized by a blanket pledge agreement on the Company’s loan portfolio. Subsequent to December 31, 2008, the FHLB notified the Company that its blanket lien will be replaced by a custody arrangement, whereby the FHLB will have custody and endorsement of the loans that collateralize its FHLB borrowings. Management believes that we have sufficient loan and investment securities collateral to deliver to the FHLB to fully secure existing borrowings. However, as the collateral values are determined subjectively by the FHLB, there is no assurance that the FHLB will not require additional collateral or repayment of existing borrowings. A further deterioration in the credit markets or a prolonged period without improvement of market liquidity could adversely affect our liquidity and financial position, including our regulatory capital ratios, and could adversely affect our business, results of operations, and prospects.

Supervisory guidance on commercial real estate concentrations could restrict our activities and impose financial requirements or limitations on the conduct of our business.

The Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation have joint supervisory guidance on sound risk management practices for concentrations in commercial real estate lending. The guidance is intended to help ensure that institutions pursuing a significant commercial real estate lending strategy remain healthy and profitable while continuing to serve the credit needs of their communities. The agencies are concerned that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. The guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending. The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit banks’ commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. The lending and risk management practices will be taken into account in supervisory evaluation of capital adequacy. Our commercial real estate portfolio as of December 31, 2008, meets the definition of commercial real estate concentration as set forth in the final guidelines. If our risk management practices are found to be deficient, it could result in increased reserves and capital costs.

Our small to medium-sized business customers may have less financial resources with which to weather a downturn in the economy.

One of the primary focal points of our business development and marketing strategy is serving the banking and financial services needs of small to medium-sized businesses. Small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Commercial loans, including commercial real estate loans, are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the property or business involved, repayment of such loans is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. Accordingly, the recent downturn in the real estate market and the economy has heightened our risk related to commercial loans, particularly commercial real estate loans. If general economic conditions worsen in New Mexico, Colorado, Utah, or Arizona, the businesses of our customers and their ability to repay outstanding loans may be further negatively affected. As a consequence, our results of operations and financial condition may be adversely affected.

Fluctuations in interest rates could reduce our profitability.

Our net interest income may be reduced by changes in the interest rate environment. Our earnings depend to a significant extent on the interest rate differential. The interest rate differential or “spread” is the difference between the interest earned on loans, securities, and other interest-earning assets, and interest paid on deposits, borrowings, and other interest-bearing liabilities. These rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. In particular, changes in the discount rate by the Board of Governors of the Federal Reserve System (“Federal Reserve”) usually lead to changes in interest rates, which affect our interest income, interest expense, and securities portfolio. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. We cannot assure you that we can minimize our interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, which may cause us to continue to have negative earnings or otherwise adversely impact our results of operations and financial condition.

In addition, our net income is affected by our interest rate sensitivity. Interest rate sensitivity is the difference between our interest-earning assets and our interest-bearing liabilities maturing or repricing within a given time period. Interest rate sensitivity is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. Since the middle of 2007, and as of December 31, 2008, the Federal Reserve has lowered the discount rate 500 basis points which has negatively impacted our interest spread. As of December 31, 2008, our cumulative interest rate gap for the period up to three months was a positive $23.9 million. The most recent rate cut in December 2008, which affected the prime rate by 75 basis points, will again negatively impact our interest spread. If additional rate decreases occur, our results of operations and financial condition may be further adversely affected.

Our loans are currently concentrated in New Mexico, Colorado, Utah, and Arizona and adverse conditions in those markets could adversely affect operations.

Because our loans and deposits are in only a few concentrated geographic areas, our business may be more affected by local economic conditions and could be more vulnerable than banks whose lending and deposit activities are in larger, more geographically diversified markets. A prolonged or more extreme downturn in the local economies in New Mexico, Colorado, Utah, or Arizona could have further adverse effects on business activity, employment, and collateral values, with a corresponding adverse effect on loan growth, income, and on borrowers’ abilities to repay loans. The current economic recession and deterioration in the real estate markets have had an adverse effect on the collateral value for many of our loans and on the repayment ability of many of our borrowers. The continuation or further deterioration of these factors, including increasing foreclosures and unemployment, will continue to have the same or similar adverse effects. In addition, these factors could reduce the amount of loans we make to businesses in the construction and real estate industry, which could negatively impact our interest income and results of operations. A continued significant decline in real estate values could also lead to higher charge-offs in the event of defaults in our real estate loan portfolio. Similarly, the occurrence of a natural or manmade disaster in our market areas could impair the value of the collateral we hold for real estate secured loans. Any one or a combination of the factors identified above could negatively impact our business, financial condition, results of operations and prospects.

Our real estate construction loan portfolio may expose us to increased credit risk.

At December 31, 2008, our portfolio of real estate construction loans totaled $896.1 million or 32.5% of total loans. Approximately 47% of these loans are related to residential construction and approximately 53% are for commercial purposes or vacant land. During 2007 and 2008, the housing markets declined, evidenced by excess lot inventory and higher levels of completed unsold housing inventory. The decline in the housing market, sub-prime loan crisis, and tightening of credit markets has led to higher than normal foreclosure rates on a national level. Of the states that we operate in, Arizona, where we have the lowest dollar amount of real estate construction loans, has had the largest downturn in the residential real estate market. Although New Mexico,

Colorado, and Utah have not experienced as significant a downturn in the residential real estate market, foreclosure rates have had a ripple effect on the construction industry as well as the acquisition and development sectors exposing us to increased credit risk within our construction loan portfolio.

Banking regulations may restrict our ability to pay dividends.

Although we hold all of the outstanding capital stock of First Community Bank, we are a legal entity separate and distinct from First Community Bank. Our ability to pay dividends on our common stock or service our obligations will depend primarily on the ability of First Community Bank to pay dividends to us. First Community Bank’s ability to pay dividends and make other capital distributions to us is governed by federal and state law. Federal and state regulatory limitations on a bank’s dividends generally are based on the bank’s capital levels and current and retained earnings. The earnings of First Community Bank may not be sufficient to make capital distributions to us in an amount sufficient for us to service our obligations or to pay dividends on our common stock. During the third quarter of 2008, we suspended the payment of interest on all of our existing trust preferred securities, pursuant to the Informal Agreement.

First Community Bank is prohibited under federal law from paying any dividend that would cause it to become “undercapitalized.” It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available from the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Federal Reserve Board policy also provides that bank holding companies should not maintain such a level of cash dividends that would undermine the bank holding company’s ability to provide financial resources as needed to its insured banking subsidiaries. Additionally, the Federal Reserve Board has the right to object to a distribution on safety and soundness grounds. Depending upon the circumstances, the Federal Reserve Board could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

The Company and First Community Bank are both currently precluded from paying dividends pursuant to the Informal Agreement. There is no assurance that the Company or First Community Bank will be able or permitted to resume paying dividends.

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

We may not be able to manage risks inherent in our business, particularly given the recent turbulent and dynamic market conditions.

A comprehensive and well-integrated risk management function is essential for our business. We have adopted various policies, procedures, and systems to monitor and manage risk, including risk associated with our nonperforming assets. These policies, procedures, and systems may be inadequate to identify and mitigate all risks inherent in our business. In addition, our business and the markets and industry in which we operate are continuously evolving. We may fail to understand fully the implications of changes in our business or the financial markets and fail to adequately or timely enhance our risk framework to address those changes, particularly given the recent turbulent and dynamic market conditions. If our risk framework is ineffective, either because it fails to keep pace with changes in the financial markets or in our business or for other reasons, we could incur losses and otherwise experience harm to our business.

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

Our principal offices are located at 7900 Jefferson NE, Albuquerque, New Mexico 87109. At December 31, 2008, we operated sixty branch offices, including thirty-six in New Mexico (three offices each in Taos and Las Cruces, twelve offices in Albuquerque, four offices in Santa Fe, two offices each in Rio Rancho, Belen, and Clovis, and one office each in Los Lunas, Gallup, Portales, Grants, Bernalillo, Pojoaque, Placitas, and Moriarty), twenty in Colorado (three offices each in Denver and Longmont, two offices each in Boulder, Ft. Collins, Lafayette, Louisville, and Colorado Springs, and one office each in Erie, Lakewood, Broomfield, and Littleton), and four in Arizona (three offices in Phoenix and one in Sun City). In addition to these branch offices, we have three administrative facilities in Albuquerque. We own the following locations: the Main and Southside facilities in Taos; the Journal Center facility, the Isleta facility, and the Fourth Street facility in Albuquerque; the Pile and Prince locations in Clovis; the Gallup location; the Portales location; the Moriarty location; the Grants location; the Belen Reinken location; the Bernalillo location; the Littleton location; the Sun City location; the Amador and Roadrunner locations in Las Cruces; the Lafayette Public Road location; the Louisville Century Drive location; the Erie location; the Broomfield location; the Denver Lodo location; and the Longmont Harvest Junction location; we lease the remaining banking facilities. We monitor the quality and appearance of our banking facilities and complete renovations as considered appropriate in order to effectively serve our customers.

In addition to the above properties, we have three parcels of vacant land, one each in Santa Fe and Taos, New Mexico, and one in Broomfield, Colorado. We also have two vacant branch facilities; one in Belen, New Mexico and one in Los Lunas, New Mexico. All of these properties are included in other real estate owned and are listed for sale.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Performance Graph

The graph below compares the cumulative shareholder return on the Company’s Common Stock since December 31, 2003, with the cumulative total return on the Nasdaq Total US Index and the SNL $1B-$5B Bank Index. The table below compares the cumulative total return of the Common Stock as of December 31, 2003, 2004, 2005, 2006, 2007, and 2008 assuming a $100 investment on December 31, 2003, and assuming reinvestment of all dividends. This data was furnished by SNL Securities LLC.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
First State Bancorporation	100.00	107.34	142.05	148.39	84.98	10.25
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank $1B-$5B	100.00	123.42	121.31	140.38	102.26	84.81

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

	Per Share
Quarter Ended	Diluted Net Earnings	Dividends Paid	Book Value	Low Price (1)	High Price (1)	Quarter End Price
December 31, 2008	$(1.85)	$0.00	$7.84	$1.25	$4.89	$1.65
September 30, 2008	(0.09)	0.00	9.37	4.20	8.67	5.34
June 30, 2008	(5.87)	0.09	9.52	5.50	14.20	5.50
March 31, 2008	0.19	0.09	15.72	10.04	13.77	13.39
December 31, 2007	0.22	0.09	15.47	12.09	20.10	13.90
September 30, 2007	0.32	0.09	15.26	16.45	21.27	19.64
June 30, 2007	0.35	0.09	14.90	20.36	22.75	21.29
March 31, 2007	0.31	0.08	14.91	20.99	25.01	22.55

(1)	The prices shown represent the high and low closing sales prices for the quarter.

The last reported sale price of our Common Stock on March 25, 2009, was $1.62 per share. As of March 25, 2009, there were approximately 271 shareholders of record, not including shareholders who beneficially own Common Stock held in nominee or street name.

Dividend Policy

We paid cash dividends of $3.6 million or $0.18 per share in 2008 and $7.2 million or $0.35 per share in 2007. In 2008, there were no dividends paid in the third and fourth quarters. The declaration and payment of cash dividends are determined by the Board of Directors in light of the earnings, capital requirements, our financial condition, and other relevant factors. Our ability to pay cash dividends depends on the amount of cash dividends paid to us by First Community Bank and our capital position. Capital distributions, including dividends, by First Community Bank, are subject to federal and state regulatory restrictions tied to its earnings and capital. During the year ended December 31, 2008, First Community Bank paid dividends totaling $2.5 million to First State Bancorporation. In order to help improve the Company’s and the Bank’s capital ratios, we suspended our cash dividend payments to shareholders in July 2008, and the Bank has not declared a cash dividend to the Company since May 2008. The Company and First Community Bank are both currently precluded from paying dividends pursuant to the Informal Agreement. See “Recent Company Developments” above. There is no assurance that First Community Bank will be able or permitted to resume paying dividends. Further Information regarding dividend restrictions is incorporated herein by reference to Item 1. “Business–Supervision and Regulation/Payment of Dividends.”

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding compensation plans under which shares of Common Stock may be issued upon the exercise of options, warrants, and rights under the First State Bancorporation 1993 Stock Option Plan and the 2003 Equity Incentive Plan as of December 31, 2008:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,772,980	$14.82	270,968
Equity compensation plans not approved by security holders	—	—	—

Total	1,772,980	$14.82	270,968

Item 6:	Selected Financial Data.

Selected Financial Data are filed as part of this report and appear in “Financial Summary” in the attached Appendix A.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations are filed as part of this report and appear in the attached Appendix A.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosures About Market Risk are filed as part of this report and appear within Management’s Discussion and Analysis of Financial Condition and Results of Operations under the captions Net Interest Income and Asset/Liability Management in the attached Appendix A.

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

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, pursuant to Exchange Act Rules 13(a)-15(e) and 15(d)-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting was effective.

Our independent registered public accounting firm has reported on the effectiveness of our internal control over financial reporting as of December 31, 2008, which appears in Appendix A.

Item 9B:	Other Information.

None.

PART III

Item 10:	Directors, Executive Officers, and Corporate Governance.

Information regarding directors appearing under the caption “Election of Directors” in our Proxy Statement for the 2009 Annual Meeting of Shareholders is hereby incorporated by reference. Information relating to disclosure of delinquent Form 3, 4, and 5 filers is incorporated by reference to the information appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2009 Annual Meeting of Shareholders.

Information regarding our audit committee financial experts appearing under the caption “Information with Respect to Standing Committees of the Board of Directors and Meetings” in our Proxy Statement for the 2009 Annual Meeting of Shareholders is hereby incorporated by reference.

Information regarding our Code of Ethics appearing under the caption “Corporate Governance” in our Proxy Statement for the 2009 Annual Meeting of Shareholders is hereby incorporated by reference. The Code of Ethics has been filed with the Commission and is posted on our website at www.fcbnm.com “Investor Relations.”

Information regarding executive officers appearing under the caption “Executive Officers of the Company” in our Proxy Statement for the 2009 Annual Meeting of Shareholders is hereby incorporated by reference.

Item 11:	Executive Compensation.

Information appearing under the captions “Compensation of Directors,” “Executive Compensation,” and “Compensation Discussion and Analysis” in the 2009 Proxy Statement is hereby incorporated by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Voting Securities and Principal Holders” in the 2009 Proxy Statement is hereby incorporated by reference.

Item 13:	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain related transactions appearing under the caption “Certain Business Relationships” in the 2009 Proxy Statement is hereby incorporated by reference.

Item 14:	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services appearing under the caption “Ratification of Independent Auditors” in the 2009 Proxy Statement is hereby incorporated by reference.

PART IV

Item 15:	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this annual report on Form 10-K:

1. Financial Statements:

•	Financial Highlights

•	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Management’s Report on Internal Controls over Financial Reporting

•	Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements)

•	Report of Independent Registered Public Accounting Firm (Internal Controls over Financial Reporting)

•	Consolidated Balance Sheets as of December 31, 2008 and 2007

•	Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007, and 2006

•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2008, 2007, and 2006

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007, and 2006

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007, and 2006

The above financial statements are incorporated by reference from pages A-31 through A-78 of the attached Appendix.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

No.	Description
2.1	Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank N.M. (formerly known as First State Bank of Taos), First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation. (20)

2.2	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc., and AccessBank. (5)

2.3	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation, and Ranchers Banks. (6)

2.4	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc., and AccessBank. (7)

2.5	Agreement and Plan of Merger, dated as of October 4, 2006, by and among First State Bancorporation, MSUB, Inc., Front Range Capital Corporation, and Heritage Bank. (11)

2.6	Loan Purchase Agreement, dated July 27, 2007, by and between First Community Bank, successor by merger to Heritage Bank and CAPFINANCIAL CV2, LLC. (16)

3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (3)

3.3	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (10)

3.4	Amended Bylaws of First State Bancorporation. (20)

3.5	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (19)

10.1	Executive Employment Agreement. (20)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (20)

10.3	Executive Deferred Compensation Plan. (20) (Participation and contributions to this Plan have been frozen as of December 31, 2004.)

10.4	First Amendment to Executive Employment Agreement. (4)

10.5	Officer Employment Agreement. (4)

10.6	First Amendment to Officer Employment Agreement. (4)

10.7	First State Bancorporation Deferred Compensation Plan. (3)

10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (13)

10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (9)

10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (9)

10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (14)

10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (8)

10.13	Third Amendment to First State Bancorporation 2003 Equity Incentive Plan. (10)

10.14	Compensation Committee Approval and Board Ratification of Certain Executive Salaries. (12)

10.15	Fourth Amendment to First State Bancorporation 2003 Equity Incentive Plan. (17)

10.16	Second Amendment to Executive Employment Agreement (Stanford). (15)

No.	Description
10.17	Second Amendment to Executive Employment Agreement (Dee). (15)

10.18	Second Amendment to Executive Employment Agreement (Spencer). (15)

10.19	Second Amendment to Executive Employment Agreement (Martin). (15)

10.20	Key Executives Incentive Plan. (18)

10.21	Second Amendment to the First State Bancorporation Deferred Compensation Plan. (2)

10.22	Executive Compensation Plan of Heritage Bank. (2)

10.23	Form of Adoption Agreement for Executive Compensation Plan of Heritage Bank. (2)

10.24	Executive Retirement Plan of Heritage Bank Amendment and Restatement. (2)

10.25	Form of Adoption Agreement for Executive Retirement Plan of Heritage Bank. (2)

10.26	First Amendment to the Key Executives Incentive Plan. (21)

10.27	Branch purchase agreement, dated as of March 10, 2009, by and among Great Western Bank, First Community Bank, and First State Bancorporation. *

14	Code of Ethics for Executives. (20)

21	Subsidiaries of Registrant (22)

23	Consent of KPMG LLP *

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference from Amendment 1 to First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2007.
(3)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.
(4)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2005.
(5)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(6)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(7)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(8)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003 (SEC file No. 333-104906).
(9)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2006.
(10)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2006.
(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed October 5, 2006.
(12)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed November 2, 2006.
(13)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on January 26, 2006.

(14)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997 (SEC file No. 333-28217).
(15)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 27, 2007.
(16)	Incorporated by reference to Exhibit 2.1 from First State Bancorporation’s Form 8-K filed on August 1, 2007.
(17)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2007.
(18)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on August 10, 2007.
(19)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2008.
(20)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended September 30, 2008.
(21)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on December 30, 2008.
(22)	Incorporated by reference from First State Bancorporation’s Registration Statement on Form SB-2, Commission File No. 33-68166, declared effective November 3, 1993.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST STATE BANCORPORATION

By:	/s/ MICHAEL R. STANFORD
Michael R. Stanford, President and
Chief Executive Officer

Dated: March 31, 2009

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ MICHAEL R. STANFORD Michael R. Stanford	President and Chief Executive Officer and a Director (Principal Executive Officer)	March 31, 2009 March 31, 2009

/s/ H. PATRICK DEE H. Patrick Dee	Executive Vice President, Treasurer and a Director	March 31, 2009 March 31, 2009

/s/ CHRISTOPHER C. SPENCER Christopher C. Spencer	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2009 March 31, 2009

/s/ LEONARD J. DELAYO, JR. Leonard J. DeLayo, Jr.	Director	March 31, 2009 March 31, 2009

/s/ A. J. WELLS A. J. Wells	Director	March 31, 2009 March 31, 2009

/s/ MICHAEL J. BLAKE Michael J. Blake	Director	March 31, 2009 March 31, 2009

/s/ GARREY E. CARRUTHERS, PH.D. Garrey E. Carruthers, Ph.D.	Director	March 31, 2009 March 31, 2009

/s/ NEDRA J. MATTEUCCI Nedra J. Matteucci	Director	March 31, 2009 March 31, 2009

/s/ LOWELL A. HARE Lowell A. Hare	Director	March 31, 2009 March 31, 2009

/s/ DANIEL H. LOPEZ, PH.D. Daniel H. Lopez, Ph.D.	Director	March 31, 2009 March 31, 2009

/s/ KATHLEEN L. AVILA Kathleen L. Avila	Director	March 31, 2009 March 31, 2009

/s/ LINDA S. CHILDEARS Linda S. Childears	Director	March 31, 2009 March 31, 2009

APPENDIX A

FIRST STATE BANCORPORATION AND SUBSIDIARY

We have disclosed in this Form 10-K certain non-GAAP financial measures to provide meaningful supplemental information regarding our operational performance and to enhance investors’ overall understanding of our operating financial performance. We believe that these non-GAAP financial measures allow for additional transparency and are used by some investors, analysts, and other users of our financial information as performance measures. These non-GAAP financial measures are presented for supplemental informational purposes only for understanding our operating results and should not be considered a substitute for financial information presented in accordance with GAAP. These non-GAAP financial measures presented may be different from non-GAAP financial measures used by other companies. The below tables labeled “Financial Highlights” and “Return on Equity and Assets” presents performance ratios in accordance with GAAP and a reconciliation of the non-GAAP financial measurements to the GAAP financial measurements.

FINANCIAL HIGHLIGHTS

Years ended December 31,
2008	2007	2006	2005	2004
(Dollars in thousands, except per share data)
Statement of Operations Data:
Interest income	$198,415	$229,232	$181,852	$121,957	$93,442
Interest expense	73,835	96,425	67,051	37,712	23,875

Net interest income	124,580	132,807	114,801	84,245	69,567
Provision for loan losses	(71,618)	(10,267)	(6,993)	(3,920)	(4,500)

Net interest income after provision for loan losses	52,962	122,540	107,808	80,325	65,067
Non-interest income	26,697	25,465	19,472	16,451	14,191
Non-interest expenses	238,913	109,886	92,008	63,590	55,478

Income (loss) before income taxes	(159,254)	38,119	35,272	33,186	23,780
Income tax expense (benefit)	(5,623)	13,312	12,497	11,788	8,555

Net income (loss) as reported	$(153,631)	$24,807	$22,775	$21,398	$15,225

Goodwill impairment charge, net of tax	(107,290)	—	—	—	—
Net income (loss) excluding goodwill impairment charge	$(46,341)	$24,807	$22,775	$21,398	$15,225

Per Share Data:
GAAP diluted earnings (loss) per share	$(7.60)	$1.20	$1.26	$1.36	$0.99
Diluted earnings (loss) per share excluding goodwill impairment charge	$(2.29)	$1.20	$1.26	$1.36	$0.99
Book value	7.84	15.47	14.67	10.41	9.42
Tangible book value	7.08	8.23	11.04	7.56	6.55
Dividends paid	0.18	0.35	0.32	0.28	0.24
Market price end of period	1.65	13.90	24.75	23.99	18.38
Weighted average diluted common shares outstanding	20,207,478	20,628,019	18,061,931	15,689,445	15,443,536

Average Balance Sheet Data:
Total assets	$3,462,488	$3,240,376	$2,592,464	$1,977,615	$1,705,356
Loans	2,684,488	2,401,787	1,903,414	1,477,146	1,284,904
Investment securities	497,703	480,165	427,693	327,169	264,654
Interest-bearing deposits with other banks	2,649	4,276	7,206	4,056	4,982
Federal funds sold	3,937	9,479	10,792	7,968	1,087
Deposits	2,545,657	2,435,125	2,027,378	1,446,212	1,305,770
Borrowings	461,099	282,378	179,718	285,527	190,542
Stockholders’ equity	254,872	309,332	224,481	152,695	139,122

Performance Ratios:
GAAP return on average assets	(4.44)%	0.77%	0.88%	1.08%	0.89%
Return on average assets excluding goodwill impairment charge	(1.34)%	0.77%	0.88%	1.08%	0.89%
GAAP return on average common equity	(60.28)%	8.02%	10.15%	14.01%	10.94%
Return on average common equity excluding goodwill impairment charge	(18.18)%	8.02%	10.15%	14.01%	10.94%
Net interest margin	3.91%	4.59%	4.89%	4.64%	4.47%
GAAP efficiency ratio	157.93%	69.43%	68.52%	63.15%	66.24%
Efficiency ratio excluding goodwill impairment charge	73.74%	69.43%	68.52%	63.15%	66.24%
Earnings to fixed charges:
Including interest on deposits	(1.08	)x	1.39	x	1.51	x	1.85	x	1.94	x
Excluding interest on deposits	(7.54	)x	2.41	x	2.91	x	3.28	x	4.86	x

Asset Quality Ratios:
Nonperforming assets to total loans and other real estate owned	4.95%	1.91%	0.99%	0.49%	0.67%
Net charge-offs to average loans	0.88%	0.19%	0.18%	0.12%	0.26%
Allowance for loan losses to total loans held for investment	2.91%	1.26%	1.15%	1.16%	1.13%
Allowance for loan losses to nonperforming loans	67.39%	103.17%	166.06%	259.16%	192.29%

Capital Ratios:
Leverage ratio	5.72%	8.48%	10.96%	8.18%	7.80%
Average stockholders’ equity to average total assets	7.36%	9.55%	8.66%	7.72%	8.16%
Tier I risk-based capital ratio	6.69%	9.25%	12.47%	9.62%	9.52%
Total risk-based capital ratio	9.42%	10.32%	13.48%	10.63%	10.58%

SELECTED QUARTERLY FINANCIAL DATA

(unaudited)

	2008
	Fourth Qtr	Third Qtr	Second Qtr	First Qtr
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Interest income	$46,437	$49,468	$49,541	$52,969
Interest expense	16,170	17,806	18,295	21,564

Net interest income	30,267	31,662	31,246	31,405
Provision for loan losses	(23,383)	(15,635)	(28,700)	(3,900)

Net interest income after provision for loan losses	6,884	16,027	2,546	27,505
Non-interest income	7,012	6,407	6,994	6,284
Non-interest expenses	28,642	27,297	155,141	27,833

Income (loss) before income taxes	(14,746)	(4,863)	(145,601)	5,956
Income tax expense (benefit)	22,725	(3,085)	(27,294)	2,031

Net income (loss)	$(37,471)	$(1,778)	$(118,307)	$3,925

Net interest margin	3.70%	3.87%	3.96%	4.12%

Per Share Data:
Net income (loss) per diluted share	$(1.85)	$(0.09)	$(5.87)	$0.19
Book value	7.84	9.37	9.52	15.72
Tangible book value	7.08	8.57	8.68	8.52
Dividends paid	—	—	0.09	0.09
Weighted average diluted common shares outstanding	20,295,741	20,232,171	20,165,335	20,157,739

	2007
	Fourth Qtr	Third Qtr	Second Qtr	First Qtr
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Interest income	$58,132	$59,515	$59,032	$52,553
Interest expense	24,543	25,612	24,857	21,413

Net interest income	33,589	33,903	34,175	31,140
Provision for loan losses	(3,708)	(2,447)	(2,068)	(2,044)

Net interest income after provision for loan losses	29,881	31,456	32,107	29,096
Non-interest income	6,379	6,054	7,142	5,890
Non-interest expenses	29,231	27,477	28,237	24,941

Income before income taxes	7,029	10,033	11,012	10,045
Income tax expense	2,500	3,463	3,782	3,567

Net income	$4,529	$6,570	$7,230	$6,478

Net interest margin	4.44%	4.57%	4.66%	4.70%

Per Share Data:
Net income per diluted share	$0.22	$0.32	$0.35	$0.31
Book value	15.47	15.26	14.90	14.91
Tangible book value	8.23	8.04	7.81	8.10
Dividends paid	0.09	0.09	0.09	0.08
Weighted average diluted common shares outstanding	20,225,590	20,439,936	20,608,410	21,099,978

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF

OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

Basis of Presentation

The following represents management’s discussion and analysis of First State Bancorporation’s consolidated financial condition as of December 31, 2008 and 2007 and our results of consolidated operations for the years ended December 31, 2008, 2007, and 2006. This discussion should be read in conjunction with the consolidated financial statements and related footnotes and the five-year summary of selected financial data.

Overview and Outlook

For the year ended December 31, 2008, we reported a net loss of $153.6 million, or $(7.60) per diluted share. Net income for the years ended December 31, 2007 and 2006 was $24.8 million, or $1.20 per diluted share, and $22.8 million, or $1.26 per diluted share, respectively. The net loss for the year ended December 31, 2008, resulted primarily from a $127.4 million non-cash goodwill impairment charge that occurred in the second quarter of 2008, an increase in the level of provision for loan losses due to the increase in non-performing assets and charge-offs, and a $29.0 million valuation allowance against deferred tax assets. In addition, earnings were impacted by a compressed net interest margin, primarily caused by the 500 basis point reduction in the federal funds target rate that occurred over the period from September 2007 to December 2008.

Since mid-2008 and due to overall market conditions, we have taken extensive actions to bolster our capital ratios, improve our long term profitability, and identify potential problem loans which have resulted in an increase in our allowance for loan losses. Although we sell virtually all of the residential mortgage loans that we originate and were therefore not subject to sub-prime losses, the sub-prime crisis had a ripple effect on the construction industry, construction industry sub-contractors, and acquisition and development sectors of our market. During the second half of 2008, the Bank altered its loan growth strategy as part of its focus to strengthen its capital structure. Our underwriting criteria and the loan approval process for various types of loans, especially those involving single and multi-family residential land and construction loans have been amended to help improve asset quality and we have limited new activity in single family residential construction and land loans in all of our markets. In addition, we have limited new loans of any significant size to existing customers or potential new customers who would maintain substantial deposit relationships with the Bank. As such, loan totals have been basically flat since the second quarter of 2008. We have also been focused on specific initiatives to address desired reduction in certain non-interest expenses, improvement in non-interest income, and enhanced control of asset quality problems. Improving overall asset quality is a significant element of management’s 2009 plan with particular focus on mitigating our loss exposure. We began to realize benefits from our expense and income initiatives during 2008 and will continue to focus substantial attention on profitability, asset quality, and various other initiatives that we believe will have positive impacts in 2009. Core deposit growth has been and continues to be a challenge, due to competition from other banks and financial service providers, many of whom have far greater resources than we do.

Given current economic conditions and trends, we may continue to experience asset quality deterioration and higher levels of nonperforming loans in the near-term, as well as continued compression in our net interest margin, which would result in negative earnings and financial condition pressures.

On September 26, 2008, we entered into an Informal Agreement with our Regulators, the Federal Reserve Bank of Kansas City and the New Mexico Financial Institutions Division. Under the terms of the Informal Agreement, we agreed, among other things, to formulate a written plan to maintain a sufficient capital position at the Bank and at the Company, including attaining a tier 1 leverage ratio of 9% and a total risk-based capital ratio of 12% at the Bank level, with no date specified for achieving those levels. At December 31, 2008, the Company and the Bank were considered “adequately capitalized” under regulatory guidelines, subjecting the Company and the Bank to prompt supervisory and regulatory actions pursuant to the Federal Deposit Insurance Corporation

(“FDIC”) Improvement Act of 1991, prohibiting us from accepting, renewing, or rolling over brokered deposits except with a waiver from the FDIC, which the Bank is currently pursuing, and subjecting the Bank to restrictions on the interest rates that can be paid on brokered deposits. Under certain circumstances, a well capitalized or adequately capitalized institution may be treated as if the institution is in the next lower capital category. Depending on the level of capital, the Regulators and or the FDIC can institute other corrective measures to require additional capital and have broad enforcement powers to impose substantial fines and other penalties for violation of laws and regulations. See “Supervision and Regulation” in Item 1 above. Also, see Note 14, “Regulatory Matters” of Notes to Consolidated Financial Statements.

On October 31, 2008, we completed the closure of our Utah branches which had achieved substantial loan growth, but essentially no deposit growth. The two Utah branches were acquired as part of the First Community Industrial Bank acquisition in October of 2002. At the closing date, the Utah branches included $286.4 million in total loans and $13.7 million in deposits. At December 31, 2008, the remaining Utah loans and deposits totaled $271.5 million and $8.9 million, respectively. The Utah loans will continue to be held and serviced by Bank personnel in Utah until they are paid off or sold. Severance, stay bonuses, and other charges related to the Utah closures were not significant.

On March 10, 2009, as part of our effort to increase capital by reducing our balance sheet, we entered into a definitive agreement to sell our twenty full service branches in Colorado. The sale of the branches, which is subject to regulatory approval, is expected to close late in the second quarter of 2009. While management believes that the sale of the Colorado branches will close, the definitive agreement provides the purchaser with walk-away provisions in the event of a material adverse change, including a decline in deposits below $430 million. After the write-off of the associated core deposit intangible, and transaction costs, the transaction is expected to generate a pre-tax gain of approximately $16 million. The aggregate carrying amounts at December 31, 2008, of the loans, deposits, and fixed assets to be transferred were $444 million, $477 million, and $19 million, respectively. At December 31, 2008, the weighted average interest rates on the loans and deposits to be transferred were approximately 6.03% and 2.06%, respectively. The remaining loans, which consist primarily of construction, acquisition and development loans, and non-accrual loans, will continue to be held and serviced by Bank personnel in Colorado until they are paid off or sold. Direct non-interest expenses related to the Colorado branches totaled approximately $20.0 million at December 31, 2008. We believe that the sale of the Colorado branches and the subsequent reduction in the overall level of loans will return us to “well capitalized” status at June 30, 2009. We also expect that the Colorado sale combined with other potential loan sales and normal loan amortization and repayments will help us achieve a tier 1 leverage ratio above 9% and a total risk-based capital ratio above 12% at the Bank as requested under the Informal Agreement, but the timing is uncertain. This transaction, combined with the potential sale of other loans and normal loan amortization and repayments should also help us achieve a total risk-based capital ratio above 12% at the Company, however, there is no assurance that the Company and the Bank will reach or maintain the capital levels currently deemed necessary by the Regulators. See Note 17, “Subsequent Event” of Notes to Consolidated Financial Statements for additional information on the sale.

Business Combinations

On March 1, 2007, we completed the acquisition of Front Range Capital Corporation (“Front Range”) for $72 million in cash. We acquired approximately $292 million in net loans and $360 million in deposits, and recognized goodwill of approximately $61 million related to the transaction. The transaction added 13 branches to our franchise in the Denver-Boulder-Longmont triangle along Colorado’s front range. Subsequent to the completion of the transaction, we closed two of the Front Range branches, one in Firestone, Colorado and one in Denver, Colorado. See Note 2 of Notes to Consolidated Financial Statements for additional information on this acquisition.

On January 3, 2006, we completed the acquisition of Access Anytime Bancorp, Inc. (“Access”) and on January 10, 2006, we completed the acquisition of New Mexico Financial Corporation (“NMFC”). Through the

Access transaction, we added branches in Albuquerque, Clovis, Gallup, Las Cruces, and Portales, New Mexico. We also entered the Arizona market through the Access Sun City branch. We acquired approximately $195 million in net loans and $314 million in deposits, and recognized goodwill of approximately $19 million related to the Access transaction. Through the NMFC transaction, we added branches in Albuquerque, Belen, Los Lunas, Grants, and Moriarty, New Mexico. We acquired approximately $34 million in net loans and $96 million in deposits, and recognized goodwill of approximately $4 million related to the NMFC transaction. See Note 2 of Notes to Consolidated Financial Statements for additional information on these acquisitions.

In 2008, all of the Company’s goodwill was written off. See “Critical Accounting Estimates and Judgments” below and Note 7 of Notes to Consolidated Financial Statements for additional information on goodwill impairment.

Critical Accounting Estimates and Judgments

Allowance for Loan Losses

Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain an adequate allowance. Estimating the allowance is a critical accounting policy and is subject to a greater degree of uncertainty as a result of current economic conditions. Management uses a systematic methodology with subjective elements that require material estimates which are subject to revision as facts and circumstances warrant. In assessing the adequacy of the allowance, management reviews the size, quality, and risks of loans in the portfolio, and considers factors such as specific known risks, past experience, the status and amount of nonperforming assets, and economic conditions. A specific percentage is provided for inherent losses in the loan portfolio based on historical loss experience, while additional amounts are added for individual loans considered to have specific loss potential. Loan losses are charged off as identified. Based on total allocations, the provision is recorded, based on management’s best estimate of the level deemed appropriate to provide for probable inherent losses in the loan portfolio. As future events and their effects cannot be determined with precision, it is reasonably possible that a change will occur in the near term and actual results could differ significantly from the estimate.

Goodwill and Intangible Assets

We periodically evaluate goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the asset might be impaired, and, at least annually, for goodwill. As a result of the Company’s market capitalization being less than our stockholders’ equity at June 30, 2008, we performed an analysis to determine whether and to what extent our goodwill may have been impaired. The Company has one reporting unit. The estimated fair value of the Company, which was less than the Company’s stockholders’ equity balance at June 30, 2008, was determined using three methods: comparable transactions; a discounted cash flow model; and a market premium approach. Because of the requirements defined in paragraph 23 of Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” the market premium approach, based on the fair value of the Company’s common stock on June 30, 2008, plus a control premium, received significant weighting in our analysis at the June 30, 2008 testing date. The second step of the analysis compared the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to the excess. The implied fair value of the Company’s goodwill was determined in the same manner as goodwill recognized in a business combination. That is, the estimated fair value of the Company on the test date is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination with the estimated fair value of the Company representing the price paid to acquire it. The allocation process performed on the test date is only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as part of this process. Based on the analysis, we determined that the implied fair value of goodwill was zero, resulting in the recognition of a goodwill impairment charge to earnings of $127.4 million in June 2008. The goodwill impairment charge had no effect on the Company’s or the Bank’s cash balances, liquidity, or risk-based capital.

For 2007 and 2006, we completed our required annual goodwill impairment tests during the fourth quarter and found no impairment.

We also reviewed our core deposit intangibles and did not find any indication of impairment.

Valuation of Deferred Tax Assets

We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

SFAS 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets are assessed periodically by us based on the SFAS 109 more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods, our experience with operating loss and tax credit carry-forwards not expiring unused and tax planning alternatives. When substantial uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the deferred tax asset is reduced by a valuation allowance. Increases or decreases in the valuation allowance result in increases or decreases to the provision for income taxes. Based on our assessment, we determined that a $29.0 million valuation allowance related to deferred tax assets was necessary at December 31, 2008. Changes in existing tax laws or rates could affect actual tax results and future business results, which could affect the amount of or need for a valuation allowance in future periods. In addition, current uncertain and volatile economic conditions could affect our future business results, also affecting the amount of or need for a valuation allowance in future periods. Our current evaluation represents our best estimate of future events.

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

Results of Operations

Earnings Performance

An analysis of the major components of net income in 2008, 2007, and 2006 is presented below. Additional data on our performance during the past five years appear in “Financial Highlights.”

	Years ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Interest income	$198,415	$229,232	$181,852
Interest expense	73,835	96,425	67,051

Net interest income	124,580	132,807	114,801
Provision for loan losses	(71,618)	(10,267)	(6,993)
Non-interest income	26,697	25,465	19,472
Non-interest expense	238,913	109,886	92,008

Income (loss) before income taxes	(159,254)	38,119	35,272
Income tax expense (benefit)	(5,623)	13,312	12,497

Net income (loss)	$(153,631)	$24,807	$22,775

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

Our net interest income decreased by $8.2 million, or 6.2%, to $124.6 million in 2008, from $132.8 million in 2007. The decrease in 2008 was composed of a $30.8 million decrease in total interest income, partially offset by a $22.6 million decrease in total interest expense.

The decrease in total interest income in 2008 was composed of a decrease of $55.7 million due to a 1.70% decrease in the yield on average interest-earning assets partially offset by an increase of $24.9 million due to increased average interest-earning assets of $293.1 million. The increase in average interest-earning assets was primarily due to a $282.7 million increase in average loans, primarily due to our continued organic growth, particularly during the first six months of the year.

The decrease in total interest expense in 2008 was composed of a decrease of $34.8 million due to a 1.23% decrease in the cost of interest-bearing liabilities, partially offset by an increase of $12.2 million due to increased average interest-bearing liabilities of $267.6 million. The increase in average interest-bearing liabilities was partially due to an increase in average interest-bearing deposits of $104.6 million, due primarily to an increase in market share in New Mexico and Colorado. In addition, average short-term borrowings increased by $131.5 million as the overall growth in our loan portfolio exceeded our ability to generate deposits.

Our net interest income increased by $18.0 million, or 15.7%, to $132.8 million in 2007, from $114.8 million in 2006. The increase in 2007 was composed of a $47.4 million increase in total interest income, partially offset by a $29.4 million increase in total interest expense.

The increase in total interest income in 2007 was composed of an increase of $3.1 million due to a 0.18% increase in the yield on average interest-earning assets and an increase of $44.3 million due to increased average interest-earning assets of $546.6 million. The increase in average interest-earning assets was primarily due to a

$498.4 million increase in average loans. The 2007 growth in the loan portfolio was a result of our efforts to increase market share by building around our infrastructure, growth in the economy of our market areas, the acquisitions of Front Range, Access, and NMFC, and our ability to bring our banking philosophy to these additional markets. Of the total increase in average loans in 2007, approximately $194.4 million resulted from the loans acquired from Front Range. Total loans acquired in the Front Range transaction were approximately $296 million.

The increase in total interest expense in 2007 was composed of an increase of $6.5 million due to a 0.45% increase in the cost of interest-bearing liabilities, and an increase of $22.9 million due to increased average interest-bearing liabilities of $524.4 million. The increase in average interest-bearing liabilities was due to an increase in average interest-bearing deposits of $376.8 million. Of the total increase in average interest-bearing deposits in 2007, approximately $234.3 million resulted from the interest-bearing deposits acquired from Front Range. Total interest-bearing deposits acquired from Front Range were approximately $306.2 million.

Our net interest margin was 3.91% in 2008, compared to 4.59% in 2007 and 4.89% in 2006. The decrease in the net interest margin in 2008 was primarily due to the changes in the interest rate environment since September 2007. The Federal Reserve Bank lowered the federal funds target rate by 500 basis points over that period which led to an equal decrease in the prime lending rate. Of this 500 basis point decrease, 400 basis points occurred in 2008. A significant portion of our loan portfolio is tied directly to the prime lending rate and adjusts daily when there is a change in the prime lending rate. The rates paid on customer deposits are influenced more by competition in our markets and tend to lag behind Federal Reserve Bank action in both timing and magnitude, particularly in this very low rate environment. Our asset sensitivity combined with the fact that deposit repricing is slow and minimal because of the low rate environment has had a negative impact on the margin. The increase in the level of non-accrual loans in the current year has also negatively impacted the net interest margin in 2008 compared to 2007. In addition, the overall growth in our loan portfolio since the prior year has exceeded our ability to generate deposits by $172.2 million, resulting in a shift in our liability mix with a substantial increase in the level of FHLB borrowings and brokered deposits. Even in the current rate environment, our borrowing costs have at times been above the cost of our traditional deposits including non-interest-bearing deposits which has added to the compression.

In conjunction with the Federal Reserve Bank’s lower target rates, we have lowered selected deposit rates, but remain competitive in the markets we serve. The rates on our borrowings, including securities sold under agreements to repurchase, Federal Home Loan Bank of Dallas (“FHLB”) borrowings, and junior subordinated debentures, have all decreased during the current year. The 75 basis point reduction in rates by the Federal Reserve that occurred in mid December 2008 is expected to further reduce the net interest margin in the first quarter of 2009. The extent of future changes in our net interest margin will depend on the amount and timing of any Federal Reserve rate changes, the level of borrowings needed, our non-performing asset levels, our ability to manage the cost of interest-bearing liabilities, and our ability to stay competitive in the markets we serve.

The decrease in the net interest margin from 2006 to 2007 was primarily due to the repricing of existing deposits, the higher cost of new deposits, and the need to utilize borrowings to fund the loan growth which outpaced deposit growth. In addition, during 2007, the Front Range acquisition contributed toward net interest margin compression, as Front Range’s net interest margin was lower than First State’s net interest margin, on a stand-alone basis, and the mix of our deposits shifted toward higher cost deposit products. In addition, the Federal Reserve Bank lowered the Federal Funds target rate by 50 basis points in September 2007 and by 25 basis points each in October and December 2007, contributing to the net interest margin compression in the fourth quarter of 2007, due to our asset sensitive position.

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

	Years ended December 31,
	2008			2007			2006
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$345,248	$22,815	6.61%	$326,715	$27,953	8.56%	$252,827	$21,959	8.69%
Real estate	2,280,208	147,349	6.46	2,000,495	171,635	8.58	1,570,038	132,455	8.44
Consumer	44,356	4,498	10.14	55,300	5,626	10.17	60,162	5,915	9.83
Mortgage	12,596	750	5.95	17,052	1,078	6.32	18,697	1,287	6.88
Other	2,080	—	—	2,225	—	—	1,690	—	—

Total loans	2,684,488	175,412	6.53%	2,401,787	206,292	8.59%	1,903,414	161,616	8.49%
Allowance for loan losses	(49,994)			(28,731)			(21,735)
Securities:
U.S. government and mortgage-backed	387,441	17,969	4.64	409,408	18,630	4.55	367,587	16,115	4.38
States and political subdivisions:
Non-taxable	81,920	3,865	4.72	52,398	2,672	5.10	46,577	2,395	5.14
Taxable	2,539	149	5.87	100	6	6.00	—	—	—
Other	25,803	859	3.33	18,259	963	5.27	13,529	711	5.26

Total securities	497,703	22,842	4.59%	480,165	22,271	4.64%	427,693	19,221	4.49%
Interest-bearing deposits with other banks	2,649	81	3.06	4,276	198	4.63	7,206	398	5.52
Federal funds sold	3,937	80	2.03	9,479	471	4.97	10,792	617	5.72

Total interest-earning assets	3,188,777	198,415	6.22%	2,895,707	229,232	7.92%	2,349,105	181,852	7.74%
Non-interest-earning assets:
Cash and due from banks	66,348			72,769			69,346
Other.	257,357			300,631			195,748

Total non-interest-earning assets	323,705			373,400			265,094

Total assets	$3,462,488			$3,240,376			$2,592,464

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$320,217	$2,656	0.83%	$334,962	$3,760	1.12%	$320,311	$3,698	1.15%
Certificates of deposit < $100,000	358,703	13,958	3.89	385,191	17,386	4.51	339,075	13,319	3.93
Certificates of deposit > $100,000	612,194	22,725	3.71	730,604	34,732	4.75	538,634	23,045	4.28
Brokered CDs	161,798	5,467	3.38	69,313	3,651	5.27	33,434	1,707	5.11
Money market savings accounts	510,719	12,135	2.38	331,783	11,160	3.36	245,675	7,450	3.03
Regular savings accounts	105,997	807	0.76	113,209	1,154	1.02	111,111	1,222	1.10

Total interest-bearing deposits	2,069,628	57,748	2.79%	1,965,062	71,843	3.66%	1,588,240	50,441	3.18%
Federal funds purchased and securities sold under agreements to repurchase	179,021	2,664	1.49	194,697	8,080	4.15	149,818	6,249	4.17
Short-term borrowings	307,588	6,777	2.20	176,110	9,039	5.13	79,099	4,121	5.21
Long-term debt	54,972	1,811	3.29	15,172	828	5.46	42,641	1,717	4.03
Junior subordinated debentures	98,539	4,835	4.91	91,096	6,635	7.28	57,978	4,523	7.80

Total interest-bearing liabilities	2,709,748	73,835	2.72%	2,442,137	96,425	3.95%	1,917,776	67,051	3.50%
Non-interest-bearing demand accounts	476,029			470,063			439,138
Other non-interest-bearing liabilities	21,839			18,844			11,069

Total liabilities	3,207,616			2,931,044			2,367,983
Stockholders’ equity	254,872			309,332			224,481

Total liabilities and stockholders’ equity	$3,462,488			$3,240,376			$2,592,464

Net interest income		$124,580			$132,807			$114,801

Net interest spread			3.50%			3.97%			4.24%
Net interest margin			3.91%			4.59%			4.89%
Ratio of average interest-earning assets to average interest-bearing liabilities			117.68%			118.57%			122.49%

Loan fees of $6.0 million, $7.9 million, and $7.3 million are included in interest income for the years ended December 31, 2008, 2007, and 2006, respectively.

The following table illustrates the changes in our net interest income due to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been included in the changes due to volume.

	Years ended December 31,
	2008 vs. 2007 Increase (decrease) due to changes in			2007 vs. 2006 Increase (decrease) due to changes in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets
Loans:
Commercial	$1,586	$(6,724)	$(5,138)	$6,417	$(423)	$5,994
Real estate	23,998	(48,284)	(24,286)	36,315	2,865	39,180
Consumer	(1,113)	(15)	(1,128)	(478)	189	(289)
Mortgage	(282)	(46)	(328)	(113)	(96)	(209)

Total loans	24,189	(55,069)	(30,880)	42,141	2,535	44,676
Securities:
U.S. government and mortgage-backed	(1,000)	339	(661)	1,833	682	2,515
States and political subdivisions:
Non-taxable	1,505	(312)	1,193	299	(22)	277
Taxable	146	(3)	143	6	—	6
Other	398	(502)	(104)	249	3	252

Total securities	1,049	(478)	571	2,387	663	3,050
Interest-bearing deposits with other banks	(75)	(42)	(117)	(162)	(38)	(200)
Federal funds sold	(275)	(116)	(391)	(75)	(71)	(146)

Total interest-earning assets	24,888	(55,705)	(30,817)	44,291	3,089	47,380

Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	(166)	(938)	(1,104)	169	(107)	62
Certificates of deposit < $100,000	(1,196)	(2,232)	(3,428)	1,811	2,256	4,067
Certificates of deposit > $100,000	(5,629)	(6,378)	(12,007)	8,213	3,474	11,687
Brokered CDs	4,872	(3,056)	1,816	1,832	112	1,944
Money market savings accounts	6,019	(5,044)	975	2,611	1,099	3,710
Regular savings accounts	(74)	(273)	(347)	23	(91)	(68)

Total interest-bearing deposits	3,826	(17,921)	(14,095)	14,659	6,743	21,402
Federal funds purchased and securities sold under agreements to repurchase	(651)	(4,765)	(5,416)	1,872	(41)	1,831
Short-term borrowings	6,748	(9,010)	(2,262)	5,055	(137)	4,918
Long-term debt	2,172	(1,189)	983	(1,106)	217	(889)
Junior subordinated debentures	542	(2,342)	(1,800)	2,583	(471)	2,112

Total interest-bearing liabilities	12,637	(35,227)	(22,590)	23,063	6,311	29,374

Total increase (decrease) in net interest income	$12,251	$(20,478)	$(8,227)	$21,228	$(3,222)	$18,006

Non-interest Income

An analysis of the components of non-interest income is presented in the table below:

	Years ended December 31,			$ Change		% Change
	2008	2007	2006	2008-2007	2007-2006	2008-2007	2007-2006
	(Dollars in thousands)
Service charges	$14,872	$10,943	$8,442	$3,929	$2,501	36%	30%
Credit and debit card transaction fees	4,011	4,331	2,959	(320)	1,372	(7)	46
Gain (loss) on investment securities	(732)	39	(140)	(771)	179	(1,977)	128
Gain on sale of loans	3,947	4,788	4,867	(841)	(79)	(18)	(2)
Income on cash surrender value of bank-owned life insurance	1,804	2,129	1,222	(325)	907	(15)	74
Other	2,795	3,235	2,122	(440)	1,113	(14)	52

Total non-interest income	$26,697	$25,465	$19,472	$1,232	$5,993	5%	31%

The increase in service charges on deposit accounts in 2008 is primarily due to an increase in NSF fees charged per occurrence, an increase in account analysis fees, and increased volume. The increase in service charges in 2007 was primarily due to an increase in overdraft and NSF fees and an increase in volume, enhanced by the Front Range acquisition.

The decrease in credit and debit card transaction fees in 2008 is primarily due to a decrease in credit card income due to the sale of the credit card portfolio in November 2007, partially offset by an increase in debit card interchange income primarily resulting from a general increase in debit card transaction volume. Credit and debit card transaction fees increased in 2007, primarily due to an increase in debit card transaction volume, enhanced by the Front Range transaction.

The loss on investment securities in 2008 is primarily due to an other-than-temporary impairment charge of $948,000 on FHLMC preferred stock. This stock, with a face value of $1.0 million, is held in the available for sale portfolio and was acquired as part of the acquisition of Front Range in March 2007, at which time it was valued at approximately $953,000. The other-than-temporary impairment charge was partially offset by gains from calls and sales of securities.

The decrease in gain on sale of loans in 2008 is primarily due to reduced volumes reflecting the nationwide slow down in the residential mortgage market.

The decrease in cash surrender value of bank-owned life insurance in 2008 is due to the receipt of approximately $550,000 in June 2007 from the death benefit of an insured employee, partially offset by earnings on an additional $8.8 million in cash surrender value of bank-owned life insurance acquired in conjunction with the Front Range acquisition on March 1, 2007. The $550,000 receipt in 2007 and the earnings on the acquired bank-owned life insurance account for the increase in 2007.

The decrease in other non-interest income is primarily due to a decrease in official check outsourcing fee income due to a change in vendor pricing that occurred in 2008 and a gain on the sale of MasterCard stock that did not recur in 2008, partially offset by the amortization of the gain on the sale of the credit card portfolio which occurred in November 2007 and the gain on sale of a building. The increase in other non-interest income in 2007 is primarily due to an increase in rental income and gains on sales of other real estate owned.

Non-interest Expense

An analysis of the components of non-interest expense is presented in the table below:

	Years ended December 31,			$ Change		% Change
	2008	2007	2006	2008-2007	2007-2006	2008-2007	2007-2006
	(Dollars in thousands)
Salaries and employee benefits	$51,204	$50,590	$43,906	$614	$6,684	1%	15%
Occupancy	16,523	14,838	11,198	1,685	3,640	11	33
Data processing	5,714	6,553	5,688	(839)	865	(13)	15
Equipment	7,892	8,234	6,270	(342)	1,964	(4)	31
Legal, accounting, and consulting	2,849	2,747	3,292	102	(545)	4	(17)
Marketing	3,856	3,364	3,873	492	(509)	15	(13)
Telephone	1,891	2,391	2,172	(500)	219	(21)	10
Other real estate owned	3,508	2,610	371	898	2,239	34	604
FDIC insurance premiums	2,325	1,053	234	1,272	819	121	350
Goodwill impairment	127,365	—	—	127,365	—	—	—
Amortization of intangibles	2,560	2,380	1,299	180	1,081	8	83
Other	13,226	15,126	13,705	(1,900)	1,421	(13)	10

Total non-interest expense	$238,913	$109,886	$92,008	$129,027	$17,878	117%	19%

Total non-interest expense increased in 2008 and 2007 by $129.0 million and $17.9 million, respectively. Excluding the $127.4 million goodwill impairment charge, total non-interest expense increased by $1.7 million in 2008 as compared to 2007. The acquisition of Front Range in 2007 contributed approximately $12.4 million toward the overall increase in non-interest expense in 2007.

The increase in salaries and employee benefits in 2008 is primarily due to the Front Range acquisition which occurred on March 1, 2007, normal compensation increases for job performance, $205,000 of severance related to an employment agreement for a terminated officer of the Bank, approximately $150,000 of severance for terminated Utah employees, and an increase in self-insured medical and dental claims, partially offset by a decrease in incentive compensation expense, mortgage commissions, stock compensation expense, retention and stay bonuses for Front Range employees that did not recur in 2008, and a reduction in expenses related to temporary help. The $6.7 million increase in salaries and employee benefits in 2007 includes approximately $4.1 million for the additional employees of Front Range. The remaining increase in 2007 is primarily due to normal compensation increases for job performance, an increase in incentive expense, and an increase in temporary help and other personnel expense, which includes approximately $617,000 in retention and stay bonuses for Front Range employees.

The increase in occupancy expense in 2008 reflects the acquisition of Front Range, the lease of space and other occupancy costs in Ft. Collins for a new branch that opened in June 2007, the lease of space that began in April 2007 for a new branch location in Albuquerque that opened in the fourth quarter of 2007, the lease of space and other occupancy costs for two new branches in Phoenix that opened in the second quarter of 2007, approximately $198,000 of expense related to lease impairment at an Albuquerque administrative facility that is no longer occupied, and approximately $365,000 of expense recorded in the third quarter of 2008 related to the impairment of the land and building that housed one of our Utah branches. The increase in occupancy expense in 2007 also reflects the acquisition of Front Range, as well as the lease of space in Phoenix for our three branches, additional administrative space in Albuquerque, a new branch in Rio Rancho, a new branch in Albuquerque, and new branch locations in Denver and Ft. Collins, Colorado.

The decrease in data processing in 2008 is primarily due to expenses incurred in 2007 related to the Front Range system conversion that did not recur in 2008, a decrease in computer processing costs related to Front Range’s legacy system, and a reduction in credit card processing costs due to the sale of our credit card portfolio in November 2007. The increase in data processing expense in 2007 reflects our investment in new technologies for the benefit of our existing customers and to attract new customers and costs associated with the acquisitions of Front Range.

The increase in equipment expense in 2007 reflects the Front Range acquisitions and the organic growth that occurred in 2007.

The decrease in legal, accounting, and consulting expense in 2007 is primarily due to expenses incurred in the nine months ended September 30, 2006, for the conversion and implementation of information systems related to the acquisitions of Access and NMFC.

The increase in marketing expenses in 2008 is primarily due to an increase in direct advertising costs related to the Bank’s new ad campaign combined with costs associated with the introduction of the Bank’s new deposit products. The decrease in marketing expense in 2007 is primarily due to direct advertising campaign costs that occurred in 2006, primarily related to changing the name of our subsidiary bank to First Community Bank.

The decrease in telephone expense in 2008 is primarily due to savings associated with upgrading to Voice Over Internet Protocol technology, as well as savings associated with the conversion to new lines and circuits in the second and third quarters of 2008.

The increase in expenses for other real estate owned in 2008 is primarily due to an increase in write-downs of properties to reflect their estimated net realizable value. Write-downs during the twelve months ended December 31, 2008, totaled approximately $1.5 million. The $1.5 million includes $623,000 related to a residential lot development property in the Denver, Colorado metro area, which was transferred to other real estate owned in December 2006. The Company has an agreement to sell this property to a national homebuilder. During 2008 the property was written down to reflect its estimated net realizable value, reflecting a reduction in the lot takedown pricing. The $1.5 million also includes a $485,000 write-down to estimated net realizable value of a property that occurred in conjunction with an offer to purchase a property that was previously held for future expansion and development by Front Range, $334,000 of which occurred in the fourth quarter of 2008. The remaining write-downs include $293,000 related to three vacant parcels of land, one of which was sold, and one facility listed for sale. The increase in expenses during the twelve months ended December 31, 2008, is also due to an increase in legal fees and other expenses related to the properties and an increase in losses on sales of properties. The 2007 increase in expenses related to other real estate owned is primarily due to the write-down of three closed bank branch facilities totaling approximately $650,000, the write-down of two foreclosed properties for approximately $340,000, and a $417,000 loss on the sale of a foreclosed single family lot development property. In addition, the increase is due to an increase in taxes and insurance and other expenses commensurate with the increase in other real estate owned.

The increase in FDIC insurance premiums in 2008 and 2007 is primarily due to the new FDIC assessment rates that took effect at the beginning of 2007, as well as an increase in deposits, particularly from acquisitions. These rates are significantly higher than the previous assessment rates. The new assessment system allowed eligible insured depository institutions to share a one-time assessment credit pool, which offset premiums for a period of time. First Community Bank’s share of the credit was used up in the third quarter of 2007. In addition, there was an additional rate increase in 2008. Also, see “Federal Deposit Insurance Corporation Restoration Plan” below.

The increase in amortization of intangibles in 2007 reflects the acquisitions of Front Range.

The decrease in other non-interest expense in 2008 is primarily due to the net $449,000 loss on redemption of certain trust preferred securities and the $400,000 loss on disposal of fixed assets, both occurring in 2007 and not recurring in 2008. The decrease in other non-interest expenses is also due to a decrease in travel, meals, and entertainment, supplies expense and delivery expense resulting from our 2008 expense management initiative, and a decrease in expense related to our credit cards rewards program, due to the sale of the credit card portfolio in November 2007, partially offset by an increase in loan review fees. The loan review function was fully outsourced beginning in January 2008. The 2007 increase is primarily due to an increase of approximately $190,000 related to our credit and debit card reward program, $133,000 for external loan review fees, and the net $449,000 loss on redemption of certain trust preferred securities and $400,000 loss on disposal of fixed assets.

Income Tax Expense

Income tax benefit was $5.6 million in 2008. Income tax expense was $13.3 million in 2007 and $12.5 million in 2006. The effective tax rate, computed by dividing income tax expense or benefit by income or loss before taxes, was (3.5)% in 2008, 34.9% in 2007 and 35.4% in 2006. The income tax benefit for 2008 resulted from the pre-tax loss. The effective income tax benefit rate of (3.5)% in 2008 is due to the impact of permanent non-deductible and non-taxable items, principally the non-deductible portion of the goodwill impairment charge, the impact of finalizing the 2007 tax return in September 2008, and the $29.0 million valuation allowance against deferred tax assets.

Federal Deposit Insurance Corporation Restoration Plan

The deposits of First Community Bank are insured up to applicable limits by the FDIC. Temporary legislation in 2008 increased the coverage of all interest-bearing deposits from $100,000 to $250,000 and provides unlimited coverage of all non-interest-bearing demand deposits through December 31, 2009. As of December 31, 2008, the FDIC insurance premiums were calculated on a risk-based assessment system that enabled the FDIC to tie each bank’s premiums to the risk it poses to the deposit insurance fund. On October 7, 2008, the FDIC issued a notice of proposed rulemaking (“NPR”) and request for comment proposing to: alter the way in which it differentiates for risk in the risk-based assessment system; revise deposit insurance assessment rates, including base assessment rates; and make technical and other changes to the rules governing the risk-based assessment system. The NPR included raising current rates uniformly by seven basis points effective January 1, 2009. In December 2008, the FDIC adopted a final rule ratifying the seven basis point increase, and in February 2009 adopted a final rule incorporating the other proposed changes. These changes include an additional uniform two basis point increase as well as other adjustments that will take effect on April 1, 2009. In conjunction with this final rule, the FDIC also adopted an interim rule, imposing a twenty basis point emergency special assessment on June 30, 2009, to be collected on September 30, 2009. The interim rule would also permit the imposition of an additional emergency special assessment after June 30, 2009, of up to ten basis points. Based on the above rulemaking, we expect our 2009 FDIC insurance premiums to be approximately $12 million, including the twenty basis point emergency assessment. This estimate could change, depending on our level of deposits or further rulemaking.

Return on Equity and Assets

The following table shows the return on average assets, return on average equity, dividend payout ratio, and ratio of average equity to average assets for the periods indicated.

	Years ended December 31,
	2008	2007	2006
Return on average assets	(4.44)%	0.77%	0.88%
Return on average assets excluding goodwill impairment charge	(1.34)	0.77	0.88
Return on average equity	(60.28)	8.02	10.15
Return on average equity excluding goodwill impairment charge	(18.18)	8.02	10.15
Dividend payout ratio	(2.36)	28.87	24.75
Average equity to average assets	7.36	9.55	8.66

Financial Condition

Summary of Changes in Investments, Loans, Deposits, and Securities sold under agreements to repurchase, and Borrowings

The following table summarizes the change in our investment, loan, deposit, securities sold under agreements to repurchase and federal funds purchased, and borrowing balances compared to the previous year:

	As of December 31,			$ Change		% Change
	2008	2007	2006	2008-2007	2007-2006	2008-2007	2007-2006
	(Dollars in thousands)
Investments	$488,996	$516,404	$492,752	$(27,408)	$23,652	(5)%	5%
Total loans	2,754,589	2,541,210	2,041,607	213,379	499,603	8	24
Deposits	2,522,542	2,574,687	2,120,924	(52,145)	453,763	(2)	21
Securities sold under agreements to repurchase	112,276	213,270	149,171	(100,994)	64,099	(47)	43
Borrowings	596,060	301,613	213,413	294,447	88,200	98	41

With the exception of approximately $2.0 million, the entire Front Range investment portfolio was sold immediately following the close of the acquisition in 2007. The proceeds from the sale of the investment portfolio were used to pay off certain Front Range short-term borrowings and long-term debt, with the remainder going toward reduction of our existing short-term borrowings.

The increases in loans in 2007 include approximately $296 million in total loans acquired in connection with the acquisition of Front Range. In the third quarter of 2007, we completed the sale of certain of the acquired loans with a carrying value of approximately $35.5 million. See further discussion below at “Loan Portfolio.”

Our organic loan growth in 2008 and 2007 outpaced organic deposit growth, resulting in a higher dependency on borrowings. Excluding the impact of the sale of certain Colorado loans (see “Overview and Outlook” above), we expect total loans to decline over the course of 2009.

The 2008 decrease in securities sold under agreements to repurchase was primarily due to a general decrease in net activity and a shift in depositors’ funds into higher rate deposit products including money market savings accounts and certificates of deposit offered through the Certificate of Deposit Account Registry Service (“CDARS”) network. The CDARS program is designed to achieve full insurance protection for the customer while protecting the deposit relationship of the banking institution. Under the program, depositors’ funds in excess of the FDIC insurance limit are broken into smaller amounts and placed with other member banks who reciprocate the action by placing small deposits with us, thus achieving fully insured balances for the customer. The 2007 increase in securities sold under agreements to repurchase was due primarily to the acquisition of Front Range and an increase in net activity.

Deposits at December 31, 2008, include approximately $191.6 million in non CDARS reciprocal brokered deposits, and $212.2 million in CDARS reciprocal deposits which represent customer funds, but are considered brokered deposits for regulatory purposes. Non CDARS brokered deposits at December 31, 2007 and 2006 were $50.0 million and $39.5 million, respectively. CDARS reciprocal deposits at December 31, 2007 and 2006 were $65.3 million and zero, respectively. Excluding the $191.6 million in non CDARS reciprocal brokered deposits, deposits decreased by approximately $193.7 million in 2008. The 2008 decrease in deposits is due in part to current economic conditions and events surrounding the financial services industry, combined with difficulty in competing with other banks and financial service providers due to the current low rate environment. Excluding the impact of the sale of certain Colorado deposits (see “Overview and Outlook” above), we expect little or no deposit growth in 2009. The increase in deposits in 2007 was primarily due to approximately $360 million of deposits acquired in connection with the acquisition of Front Range.

The lack of deposit growth, combined with the overall organic loan growth that we experienced in 2008 and 2007 resulted in an increase in FHLB borrowings.

Asset/Liability Management

Our results of operations depend substantially on our net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions and by competition in the marketplace.

The purpose of asset/liability management is to provide stable net interest income growth by protecting our earnings from undue interest rate risk. Exposure to interest rate risk arises from volatile interest rates and changes in the balance sheet mix. Our policy is to maintain an asset/liability management policy that provides guidelines for controlling exposure to interest rate risk. Our policy is to control the exposure of our earnings to changing interest rates by generally maintaining a position within a narrow range around an “earnings neutral position,” which is defined as the mix of assets and liabilities that generates a net interest margin that is least affected by interest rate changes. Due to the current low rate environment, we utilized more short-term FHLB borrowings, such that at December 31, 2008, we were liability sensitive for the period three months to less than one year. See further discussion below.

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

As of December 31, 2008, our cumulative interest rate GAP for the period up to three months was a positive $23.9 million and for the period up to one year was a negative $336.9 million. Based solely on our interest rate GAP for the period up to three months, our net income would be favorably impacted by increases in interest rates or unfavorably impacted by decreases in interest rates. For the period three months to less than one year, our net income would be unfavorably impacted by increases in interest rates. However, subsequent to December 31, 2008, we lengthened the maturities of our borrowings in 2009, which we expect will mitigate the unfavorable impact of rising rates. Our net income for the period from three months to less than one year would be favorably impacted by decreases in interest rates, unless the impact is offset by the lengthening of borrowing maturities. A large portion of interest-bearing liabilities include savings and NOW accounts, where rates are influenced more by competition in the marketplace versus changes in the interest rate environment. Repricing of these interest-bearing liabilities tends to lag behind changes in the overall interest rate environment. In addition, the magnitude of repricing is minimal in the current low rate environment.

The following table sets forth the estimated maturity or repricing and the resulting interest rate GAP of our interest-earning assets and interest-bearing liabilities at December 31, 2008. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Less than three months	Three months to less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$43,425	$107,361	$179,040	$159,170	$488,996
Interest-bearing deposits with other banks	301	1,060	232	—	1,593
Federal funds sold	96	—	—	—	96
Loans held for investment:
Commercial	209,000	53,292	83,995	10,482	356,769
Real estate	1,067,077	230,548	816,990	225,067	2,339,682
Consumer	12,507	7,650	16,486	4,831	41,474

Total loans held for investment	1,288,584	291,490	917,471	240,380	2,737,925

Mortgage loans available for sale	16,664	—	—	—	16,664

Total interest-earning assets	1,349,070	399,911	1,096,743	399,550	3,245,274

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	173,688	220,788	394,476	79,482	868,434
Certificates of deposit of $100,000 or more	281,098	315,703	86,945	329	684,075
Other time accounts	270,763	162,358	82,552	1,041	516,714
Securities sold under agreements to repurchase	112,276	—	—	—	112,276
FHLB advances and other	398,684	61,864	37,046	—	497,594
Junior subordinated debentures	88,663	—	9,803	—	98,466

Total interest-bearing liabilities	1,325,172	760,713	610,822	80,852	2,777,559

Interest rate GAP	$23,898	$(360,802)	$485,921	$318,698	$467,715

Cumulative interest rate GAP at December 31, 2008	$23,898	$(336,904)	$149,017	$467,715

Cumulative GAP ratio at December 31, 2008	1.02	0.84	1.06	1.17

The following table presents an analysis of the sensitivity inherent in our net interest income and market value of portfolio equity (market value of assets, less the market value of liabilities). The interest rate scenarios presented in the table include interest rates at December 31, 2008, and as adjusted by instantaneous parallel rate changes upward of up to 200 basis points and downward of up to 25 basis points. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2008, was considered to be remote given current interest rate levels. Each rate scenario reflects unique prepayment and repricing assumptions.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates. This analysis is based on the earlier of repricing or contractual final maturity of our assets and liabilities at December 31, 2008.

Change in Interest Rates	Net Interest Income	Market Value of Portfolio Equity
+200	1%	(18)%
+100	-%	(9)%
0	(2)%	-%
-25	(3)%	2%

Investment Portfolio

The following table provides the carrying value of our investment portfolio at each of the dates indicated. At December 31, 2008, the carrying value exceeded the market value by approximately $1.5 million and at December 31, 2007, the carrying value exceeded the market value by approximately $636,000. We do not own a 10 percent or greater position in any single issuer. We have no investments in securities that are backed by sub-prime mortgages.

	As of December 31,
	2008	2007	2006
	(Dollars in thousands)
U.S. Treasury securities	$997	$990	$1,000
U.S. government agency securities	27,739	201,989	238,305
Mortgage-backed securities:
Pass-through certificates	177,360	114,746	74,313
Collateralized mortgage obligations	154,694	109,787	113,318
Obligations of states and political subdivisions	95,881	69,794	51,704
Other securities	32,325	19,098	14,112

Total investment securities	$488,996	$516,404	$492,752

The table below provides the carrying values, maturities, and weighted average yields of our investment portfolio as of December 31, 2008.

	Carrying Value	Average maturity (years)	Weighted average yields
	(Dollars in thousands)
U.S. Treasury securities:
One year or less	$997	0.54	3.64%
U.S. government agency securities:
One year or less	27,739	0.35	3.79
Mortgage-backed securities:
One year or less	985	0.40	5.29
After one through five years	16,015	4.03	4.81
After five through ten years	37,043	9.34	4.31
After ten years	123,317	13.15	4.67

Total mortgage-backed securities obligations (a)	177,360	11.46	4.61
Collateralized mortgage obligations:
After one through five years	833	4.94	4.12
After five through ten years	39,204	8.67	4.50
After ten years	114,657	20.22	5.04

Total collateralized mortgage obligations (a)	154,694	17.21	4.90
Obligations of states and political subdivisions:
One year or less	1,213	0.57	4.06
After one through five years	6,259	3.17	3.55
After five through ten years	39,319	8.05	4.03
After ten years	49,090	18.34	5.56

Total states and political subdivisions securities	95,881	12.91	4.78
Other securities	32,325	—	2.91

Total investment securities	$488,996	12.15	4.57%

(a)	Substantially all of our mortgage-backed securities are due in 10 years or more based on contractual maturity. The estimated weighted average life, which reflects anticipated future prepayments, is approximately 3 years for pass-through certificates and 2.5 years for collateralized mortgage obligations.

The yields shown above have not been computed on a tax equivalent basis for tax-exempt obligations.

Loan Portfolio

The following table presents the amount of our loans, by category, at the dates indicated.

	As of December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$356,769	13.0%	$342,141	13.5%	$295,566	14.5%	$201,816	13.2%	$174,293	12.6%
Real estate—commercial	1,172,952	42.6	967,322	38.1	714,086	35.0	653,566	42.8	628,074	45.6
Real estate—one to four family	270,613	9.8	235,015	9.2	217,247	10.6	170,158	11.2	198,420	14.4
Real estate—construction	896,117	32.5	928,582	36.5	733,333	35.9	453,567	29.8	329,442	23.9
Consumer and other	41,474	1.5	47,372	1.9	55,647	2.7	27,888	1.8	28,601	2.1
Mortgage loans available for sale	16,664	0.6	20,778	0.8	25,728	1.3	18,932	1.2	18,965	1.4

Total loans	$2,754,589	100.0%	$2,541,210	100.0%	$2,041,607	100.0%	$1,525,927	100.0%	$1,377,795	100.0%

Total loans increased by $213.4 million at December 31, 2008, compared to December 31, 2007. During the second half of 2008, the Bank significantly altered its loan growth strategy, with loan totals basically flat since June of 2008. Excluding the impact of the sale of certain Colorado loans (see “Overview and Outlook” above), we expect total loans to decline over the course of 2009.

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

The following table presents the aggregate maturities of loans held for investment in each major category of our loans held for investment portfolio at December 31, 2008. Actual maturities may differ from the contractual maturities shown as a result of renewals and prepayments.

	Less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Fixed-rate loans:
Commercial	$51,491	$56,542	$6,096	$114,129
Real estate	162,747	205,812	95,595	464,154
Consumer	11,090	16,486	4,799	32,375

Total fixed-rate loans	225,328	278,840	106,490	610,658

Variable-rate loans:
Commercial	210,801	27,453	4,386	242,640
Real estate	1,134,878	611,178	129,472	1,875,528
Consumer	9,067	—	32	9,099

Total variable-rate loans	1,354,746	638,631	133,890	2,127,267

Total loans held for investment	$1,580,074	$917,471	$240,380	$2,737,925

Nonperforming Assets

Nonperforming assets consist of loans past due 90 days or more, non-accrual loans, restructured loans, and other real estate owned. We generally place a loan on non-accrual status and cease accruing interest when loan payment performance is deemed unsatisfactory or we become aware that adverse factors have occurred that create substantial doubt about the collectability of the loan. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received, while a loan is classified as non-accrual, are recorded as a reduction of principal as long as doubt exists as to collection. During 2008, we experienced increases in both nonperforming assets and potential problem loans, largely due to problem loans in our residential construction and lot development portfolios. The continued slowdown in the construction industry and residential housing markets during 2008 has resulted in further declines in real estate values. High foreclosure rates as well as excess inventory levels have negatively affected the construction industry, sub-contractors for the construction industry, and acquisition and development sectors of our market. This is evidenced by the reduced number of housing starts, and high levels of lot inventory in Colorado, Utah, Arizona, and New Mexico. These factors have contributed to the increase in our allowance for loan losses as well as an increase in expenses related to other real estate owned. Currently, our markets are performing better than the nation as a whole in regard to unemployment rates. Because of the negative trend in nonperforming assets, management will continue to aggressively manage the exposure in our loan portfolio and devote increased attention on our construction portfolio including residential construction as well as commercial real estate construction. We will continue to proactively work with borrowers as we begin to see potential signs of deterioration in collateral values or general market conditions. Our loan portfolio remains heavily concentrated in real estate at approximately 85%. Our market exposure in the real estate-construction industry at December 31, 2008, was approximately $896.1 million. Approximately 47% of these loans are related to residential construction and approximately 53% are for commercial purposes or vacant land. Approximately 53% of our real estate-construction loans are in New Mexico, approximately 19% are in Colorado, approximately 20% are in Utah, and approximately 8% are in Arizona. Approximately 29% of our non-performing loans are in New Mexico, approximately 35% are in Colorado, approximately 34% are in Utah, and approximately 2% are in Arizona. During the second half of 2008, we experienced a significant increase in the amount of non-performing and delinquent loans in Utah. We expect to see a continuation of the adverse trends, particularly in our real estate construction portfolio throughout 2009. However, there could be deterioration in problem loan levels or declines in real estate values beyond our expectations, causing further negative impacts on our earnings.

Our non-performing loans are largely secured by real estate, which has historically limited our potential loss exposure. Many of our borrowers have been successful, even in these difficult conditions, in liquidating their assets, allowing us to mitigate some of the losses we are experiencing. We believe that our underwriting criteria have helped to mitigate our loss exposure as well. In addition, we have relatively little exposure to consumer loans, with no significant credit card exposure. Our allowance, at 2.91% of total loans held for investment, is over three times the 88 basis points of net charge-offs that we incurred during 2008. Management monitors the performance and value of any collateral securing loans monthly, and in cases where the loan balance exceeds the estimated fair value of collateral, a specific portion of the allowance for loan losses is allocated to these loans. At December 31, 2008, approximately $8.8 million of the allowance for loan losses was allocated specifically to such loans.

Other real estate owned at the end of 2008 includes $12.9 million in foreclosed or repossessed assets, $3.9 million in other real estate owned that was previously held for future expansion and development by Front Range, and approximately $2.1 million in bank facilities and vacant land listed for sale.

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

The following table sets forth information with respect to these assets at the dates indicated.

	As of December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Loans past due 90 days or more	$4,139	$2	$75	$21	$4
Non-accrual loans	114,138	30,736	13,851	6,698	7,969

Total nonperforming loans	118,277	30,738	13,926	6,719	7,973
Other real estate owned	18,894	18,107	6,396	778	1,255

Total nonperforming assets	$137,171	$48,845	$20,322	$7,497	$9,228

Allowance for loan losses	$79,707	$31,712	$23,125	$17,413	$15,331

Potential problem assets	$130,884	$63,961	$35,916	$17,684	$22,174

Ratio of total nonperforming assets to total assets	4.02%	1.43%	0.73%	0.35%	0.51%
Ratio of total nonperforming loans to total loans	4.29%	1.21%	0.68%	0.44%	0.58%
Ratio of allowance for loan losses to total nonperforming Loans	67.39%	103.17%	166.06%	259.16%	192.20%

The recorded investment in non-accrual loans was approximately $114.1 million at December 31, 2008, $30.7 million at December 31, 2007, and $13.9 million at December 31, 2006. The average investment in non-accrual loans was approximately $76.0 million in 2008, $25.9 million in 2007, and $12.4 million in 2006. If interest on the non-accrual loans had been accrued, such income would have been approximately $5.3 million in 2008, $1.5 million in 2007, and $934,000 in 2006. Interest income recognized on the non-accrual loans was insignificant in 2008, 2007, and 2006.

The recorded investment in loans which are considered impaired and included in non-accrual loans above was approximately $22.9 million at December 31, 2008, $12.8 million at December 31, 2007, and $5.6 million at December 31, 2006. The allowance for loan losses related to these loans was approximately $8.8 million at December 31, 2008, $4.3 million at December 31, 2007, and $2.0 million at December 31, 2006. The allowance for impaired loans is included in the allowance for loan losses.

Analysis of the Allowance for Loan Losses

Management uses a systematic methodology, which is applied monthly, to evaluate the amount of allowance for loan losses and the resultant provisions for loan losses it considers adequate to provide for probable inherent losses in the portfolio. This estimate is subject to a greater degree of uncertainty as a result of current economic conditions. As future events and their effects cannot be determined with precision, actual results could differ significantly from the estimate.

The methodology includes the following elements:

•	A periodic detailed analysis of the loan portfolio

•	A systematic loan grading system

•	A periodic review of the summary of the allowance for loan loss balance

•	Identification of loans to be evaluated on an individual basis for impairment under SFAS 114

•	Consideration of internal factors such as our size, organizational structure, loan portfolio structure, loan administration procedures, past due and delinquency trends, and loss experience

•	Consideration of risks inherent in different kinds of lending

•	Consideration of external factors such as local, regional, and national economic factors

•	An overall evaluation of the quality of the underlying collateral, and holding and disposition costs

The following table sets forth information regarding changes in our allowance for loan losses for the periods indicated.

	Years ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Allowance for loan losses, beginning of period	$31,712	$23,125	$17,413	$15,331	$14,121
Charge-offs:
Commercial and other	5,604	2,208	945	798	1,038
Real estate loans	18,674	2,047	2,259	1,000	2,067
Consumer loans	1,309	1,128	573	468	426
Credit cards	—	157	134	107	172

Total charge-offs	25,587	5,540	3,911	2,373	3,703

Recoveries:
Commercial and other	463	304	65	134	136
Real estate loans	1,186	150	287	240	135
Consumer loans	305	381	110	136	83
Credit cards	10	67	40	25	59

Total recoveries	1,964	902	502	535	413

Net charge-offs	23,623	4,638	3,409	1,838	3,290
Provision for loan losses	71,618	10,267	6,993	3,920	4,500
Allowance related to acquired loans	—	2,958	2,128	—	—

Allowance for loan losses, end of period	$79,707	$31,712	$23,125	$17,413	$15,331

As a percentage of average total loans:
Net charge-offs	0.88%	0.19%	0.18%	0.12%	0.26%
Provision for loan losses	2.67	0.43	0.37	0.27	0.35
Allowance for loan losses	2.97	1.32	1.21	1.18	1.19
As a percentage of total loans held for investment at year-end:
Allowance for loan losses	2.91	1.26	1.15	1.16	1.13
As a multiple of net charge-offs:
Allowance for loan losses	3.37	6.84	6.78	9.47	4.66
Income (loss) before income taxes and provision for loan losses	(3.71)	10.43	12.40	20.19	8.60

Specific allowances are provided for individual loans where ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and considering the net realizable value of the security and of the loan guarantees, if applicable.

The subjective portion of the allowance for loan losses, which is judgmentally determined, is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. In calculating the subjective portion of the allowance for loan loss, we consider levels and trends in delinquencies, charge-offs and recoveries, changes in underwriting and policies, trends in volume and terms of loans, the quality of lending management and staff, national and local economic conditions, industry conditions, changes in credit concentrations, independent loan review results, and overall problem loan levels. The subjective factor for levels and trends in delinquencies is applied to all impaired and delinquent loans and the subjective factor for levels and trends in charge-offs and recoveries is applied to all classified loans. Subjective factors related to trends in volume and terms of loans, national and local economic trends, and industry conditions are applied to all loans. Subjective factors related to changes in credit concentrations and changes in underwriting and policies are applied to all loans below an $8 million relationship level. The subjective factor related to the quality of lending management and staff is applied to all Colorado and Utah loans. The subjective factor for overall problem loan levels is applied to the population of identified problem loans and the subjective factor for independent loan review results is applied to all loans not on the problem loan list.

Our loan portfolio is currently concentrated in New Mexico, Colorado, Utah, and Arizona. A significant portion of our loan portfolio is secured by real estate in those communities. Accordingly, the ultimate collectability of our loan portfolio is dependent upon the economy and real estate values in those markets.

The table below provides an allocation of the year-end allowance by loan type, based upon management’s assessment of the risk associated with these categories at the dates indicated, and summarizes the percentage of loans in each category as a percentage of total loans. The allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The allowance is utilized as a single unallocated allowance available for all loans. The allocation table is meant, combined with other provided information, to serve as a useful device for assessing the adequacy of the allowance as a whole. The allowance includes SFAS 5 subjective reserves of $70.9 million and SFAS 114 specific reserves of $8.8 million. The SFAS 5 portion includes reserves of $27.8 million based on historical loss experience factors allocated to various categories of loans (such as real estate loans, commercial loans, consumer loans and other) by loan grade. The remaining SFAS 5 portion of $43.1 million is based on various subjective considerations discussed above. The SFAS 114 specific reserves are recognized on impaired loans.

	As of December 31,
	2008		2007		2006		2005		2004
	(Dollars in thousands)
	Amount of allowance	Percent of loans to total loans	Amount of allowance	Percent of loans to total loans	Amount of allowance	Percent of loans to total loans	Amount of allowance	Percent of loans to total loans	Amount of allowance	Percent of loans to total loans
Commercial and other	$6,322	12.95%	$4,464	13.46%	$2,570	14.47%	$1,770	13.22%	$1,573	12.64%
Real estate	29,062	85.54	13,451	84.68	10,427	82.80	7,524	84.95	7,642	85.28
Consumer	1,179	1.51	1,396	1.86	1,425	2.73	782	1.83	904	2.08
Subjective portion	43,144	—	12,401	—	8,703	—	7,337	—	5,212	—

Total allowance for loan losses	$79,707	100.00%	$31,712	100.00%	$23,125	100.00%	$17,413	100.00%	$15,331	100.00%

The provision for loan losses increased to $71.6 million in 2008, from $10.3 million in 2007, and $7.0 million in 2006. The provision in each year was based on management’s judgment concerning the amount of allowance for loan losses necessary after its review of various factors, which we believe affect the credit quality of the loan portfolio. The increase in the provision for loan losses in 2008, 2007, and 2006 is primarily a result of an increase in net charge-offs, an increase in non-performing loans, and continued growth of the portfolio. Management intends to continue, based on its best estimate of the amount necessary, to provide for probable inherent losses in the portfolio, and considers, among other factors, trends in delinquencies, charge-off experience, and local and national economic conditions.

Deposits

The following table presents the average balances outstanding for each major category of our deposits and the weighted average interest rate paid for interest-bearing deposits for the periods indicated.

	Years ended December 31,
	2008		2007		2006
	(Dollars in thousands)
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Interest-bearing demand accounts	$320,217	0.83%	$334,962	1.12%	$320,311	1.15%
Certificates of deposit	1,132,695	3.72	1,185,108	4.71	911,143	4.18
Money market savings accounts	510,719	2.38	331,783	3.36	245,675	3.03
Regular savings accounts	105,997	0.76	113,209	1.02	111,111	1.10

Total interest-bearing deposits	2,069,628	2.79	1,965,062	3.66	1,588,240	3.18
Non-interest-bearing demand accounts	476,029	—	470,063	—	439,138	—

Total deposits	$2,545,657	2.27%	$2,435,125	2.95%	$2,027,378	2.49%

The following table shows the amount and maturity of certificates of deposit that had balances of $100,000 or more and the percentage of the total for each maturity.

	As of December 31,
	2008		2007		2006
	(Dollars in thousands)
Three months or less	$281,098	41.09%	$483,731	60.57%	$342,588	54.01%
Four through six months	159,150	23.26	109,758	13.74	96,338	15.19
Seven through twelve months	156,553	22.89	101,955	12.77	97,014	15.29
Over twelve months	87,274	12.76	103,184	12.92	98,394	15.51

Totals	$684,075	100.00%	$798,628	100.00%	$634,334	100.00%

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are summarized as follows:

	Years ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Balance	$112,276	$213,270	$149,171
Weighted average interest rate	0.51%	3.48%	4.44%
Maximum amount outstanding at any month end	$198,030	$213,270	$162,223
Average balance outstanding during the period	$175,433	$194,633	$149,765
Weighted average interest rate during the period	1.51%	4.15%	4.17%

Short-term FHLB Advances

Short-term FHLB advances are summarized as follows:

	Years ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Balance	$428,000	$191,000	$136,000
Weighted average interest rate	0.43%	3.85%	5.31%
Maximum amount outstanding at any month end	$448,100	$239,400	$144,000
Average balance outstanding during the period	$307,588	$176,110	$79,099
Weighted average interest rate during the period	2.20%	5.13%	5.21%

Liquidity

During 2008, our liquidity remained sufficient to satisfy our cash flow requirements during the year. We experienced an increase in FHLB advances compared to the prior year, primarily due to the increase in average interest-earning assets resulting from loan growth in the first half of 2008, partially offset by an increase in average total deposits. We have funded our balance sheet growth in recent years by utilizing our borrowing capacity with the FHLB to the extent that our loan growth exceeded our deposit growth. We are focused on managing our liquidity exposure by decreasing our overall risk weighted assets and utilizing the various liquidity sources available to us. Management believes that our utilization of FHLB borrowings in 2009 should remain fairly consistent with the levels utilized towards the end of 2008.

Subsequent to year end, the FHLB, which is a significant component of our overall liquidity structure, notified us that our blanket lien will be replaced by a custody arrangement, whereby the FHLB will have custody and endorsement of the loans that collateralize the FHLB borrowings. Management is in the process of delivering loans to be held as collateral for the outstanding borrowings with FHLB under the custody arrangement. Management expects to deliver loan collateral with approximately $900 million in par value as collateral to the FHLB. While management believes these loans will be sufficient to fully secure existing borrowings, the FHLB determines the collateral values and therefore there is no assurance that the FHLB will not require additional collateral or repayment of existing borrowings. Based on our current status with the FHLB, we no longer have the ability to draw down additional advances. Based on our agreement with the FHLB and the FHLB’s credit policy, as the existing borrowings mature, they will be allowed to continuously renew for like amounts, but for terms not to exceed thirty days.

Under the terms of the Bank’s agreement with the FHLB, the FHLB may at its own option call the outstanding debt due and payable if any of the following have occurred: the Bank has suspended payment to any creditor or there has been an acceleration of the maturity of any indebtedness of the Bank to others; the FHLB reasonably and in good faith determines that a material adverse change has occurred in the financial condition of the Bank; or the FHLB reasonably and in good faith deems itself insecure in the collateral even though the Bank is not otherwise in default. We have not received any notice from the FHLB regarding a call of our outstanding debt.

We are currently working to establish additional borrowing capacity with the Federal Reserve discount window which we anticipate will provide additional liquidity in the form of additional borrowing capacity of approximately $100 million, subject to a subordination agreement with the FHLB.

Our liquidity management objective is to ensure our ability to satisfy cash flow requirements of depositors and borrowers, and to allow us to sustain our operations. Our primary sources of funds are customer or brokered deposits, loan repayments, maturities of and cash flow from investment securities, and borrowings. Borrowings may include federal funds purchased, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank, the Federal Reserve Bank discount window, the Term Auction Facility (“TAF”) from the Federal Reserve Bank, and any other borrowing arrangement that we are eligible to participate in. Investment securities may be used as a source of liquidity either through sale of investment securities available for sale or pledging for qualified deposits, as collateral for Federal Home Loan Bank or Federal Reserve Bank borrowings, or as collateral for other liquidity sources.

During the current year, CDARS reciprocal deposits, which are not included in the wholesale funding discussion below, increased to $212.2 million from $65.3 million at December 31, 2007, primarily due to current events surrounding the financial services industry and the additional FDIC insurance available by reciprocating these deposits. Although the CDARS reciprocal deposits are considered brokered deposits for regulatory reporting purposes, we consider them to be part of our core funding as these deposits represent customer funds that are usually in excess of the FDIC insurance limit of $250,000, thereby maximizing FDIC insurance through the use of the CDARS network.

Our wholesale funding sources include FHLB borrowings, securities sold under agreements to repurchase, non CDARS reciprocal brokered deposits, and subordinate debentures. These wholesale funding sources increased $335.0 million from $564.9 million at December 31, 2007, to $899.9 million at December 31, 2008. The increase is primarily due to FHLB advances which increased by $294.6 million and non CDARS reciprocal brokered deposits which increased by $141.6 million, partially offset by a reduction in securities sold under agreements to repurchase of $101 million. As our FHLB borrowings increased in the second half of 2008, management expanded our utilization of other wholesale funding sources which resulted in the increase of non CDARS reciprocal brokered deposits.

Subsequent to year end, we began taking steps to lengthen the maturities of our wholesale funding sources and, to the extent possible, evaluating other liquidity sources available to us to diversify our liquidity exposure. Management secured additional funding from the FHLB for terms ranging between six months and 2.5 years to stabilize our short term liquidity position, as having the additional funds in the Bank in the current environment outweighed any potential rate benefit foregone if the short end of the rate curve drops further. In addition, we expanded our utilization of non CDARS reciprocal brokered deposits as an additional liquidity source and lengthened the average maturities of these new issuances in 2009 into the fifteen month to eighteen month time horizon. The decision to utilize the national brokered deposit market subsequent to year end was further supported by the national brokered deposit rates being offered for these maturity terms, which were lower than the rates offered in the Bank’s normal market areas for similar term deposits. In addition, the national brokered deposit rates were in line with rates being offered by FHLB for similar terms and provided an additional funding source at a comparable cost. The longer term brokered deposits have also strengthened our short term liquidity position. The additional liquidity that has been brought into the Bank along with our loan repayments and core deposit growth, if any, during the year will be used to support operations during 2009.

The following table depicts the current position of FHLB borrowings and brokered deposits as of March 27, 2009:

	Maturities by Period
	Total	0-90 days	91-180 days	181-365 days	3/27/10 and after
	(Dollars in thousands)
FHLB borrowings	$498,971	$30,632	$75,642	$106,311	$286,386
Brokered deposits:
CDARS reciprocal	211,210	115,466	34,238	54,867	6,639
Other brokered deposits	236,295	57,400	—	53,827	125,068

Total brokered deposits	447,505	172,866	34,238	108,694	131,707

Total FHLB borrowings and brokered deposits	$946,476	$203,498	$109,880	$215,005	$418,093

At December 31, 2008, we had unused Federal Funds lines at other banks of $85 million and additional borrowing capacity at the Federal Home Loan Bank of approximately $411 million under our blanket lien collateral arrangement. Subsequent to year end, we were notified that our Federal Funds lines at other banks had been modified, reflective of our recent operating results. A Federal Funds line of $35 million is no longer available to us, and another $50 million Federal Funds line which was previously unsecured remains available, but is now required to be fully secured.

At December 31, 2008, our regulatory capital status, which was originally determined to be “well capitalized” was adjusted downward to “adequately capitalized.” The “adequately capitalized” status subjects the Company and the Bank to prompt supervisory and regulatory actions pursuant to the FDIC Improvement Act of 1991, prohibiting us from accepting, renewing, or rolling over brokered deposits except with a waiver from the FDIC, which we are currently pursuing, and subjecting the Bank to restrictions on the interest rates that can be paid on brokered deposits.

We believe that the sale of our Colorado branches will return us to “well capitalized” at June 30, 2009. However, in the event that our deposit generation is negatively impacted by our recent drop to “adequately capitalized” we believe that we have sufficient cash and liquid assets on hand to maintain our operations and meet all of our obligations as they come due. From a liquidity standpoint, the most significant ramification of the drop in capitalized category relates to our inability to rollover or renew existing brokered deposits that mature or come up for renewal while the Bank is considered adequately capitalized, without a waiver from the FDIC, which we are currently pursuing.

We currently anticipate that our cash and cash equivalents, expected cash flows from operations, and borrowing capacity will be sufficient to meet our anticipated cash requirements for working capital, loan originations, capital expenditures, and other obligations for at least the next twelve months.

Capital and Capital Resources

On December 31, 2008 and January 27, 2009, respectively, to prepare for any opportunity to issue capital that may arise, we filed a universal shelf registration and an amendment to the shelf registration that allows the Company to issue any combination of common stock, preferred stock depositary shares, debt securities, and warrants from time to time in one or more offerings up to a total dollar amount of $100 million.

In order to help improve the Company’s and the Bank’s capital ratios, we suspended our cash dividend payments to shareholders in July 2008, and the Bank has not declared a cash dividend to the Company since May 2008. In early September 2008, we began notifying the holders of our trust preferred securities that interest payments would be deferred, as allowed by the terms of those securities. These actions, among others have been incorporated into a proposed capital plan that was submitted to our Regulators, the Federal Reserve Bank of Kansas City and the New Mexico Financial Institutions Division, in connection with an Informal Agreement between the Company, the Bank, and the Regulators which was entered into on September 26, 2008. Under the terms of the Informal Agreement, the Company and or the Bank agreed, among other things, to formulate a written plan to maintain a sufficient capital position at the Bank and at the Company, including attaining a tier 1 leverage ratio of 9% and a total risk-based capital ratio of 12% at the Bank level, with no date specified for achieving those levels. In addition, the Company and the Bank have agreed to maintain an adequate allowance for loan and lease losses; not to pay any dividends; not to distribute any interest, principal or other sums on trust preferred securities; not to issue or guarantee any debt or trust preferred securities; and not to purchase or redeem any shares of the Company’s stock. This Informal Agreement can be terminated by a joint decision between the Regulators if they conclude such action is warranted. Although management believes that the Company and the Bank are in substantial compliance with the terms of the Informal Agreement, there can be no assurance that the Company and the Bank will remain in substantial compliance or that there will not be further action by the Regulators.

Although we do not believe we currently have the ability to raise new capital at an acceptable price in the current economic environment, we continue to evaluate alternative capital strengthening strategies, and are currently working on other initiatives to strengthen our capital position. The other options available to help us return to “well capitalized” status and to help us achieve the desired capital ratios without raising additional capital would entail a reduction in the Bank’s risk weighted asset base. Reducing our balance sheet in the near term could strengthen our capital position and help us achieve the requested 9% tier 1 leverage ratio and the 12% total risk-based capital ratio at the Bank. These initiatives have been focused primarily on the sale of individual loans or pools of loans, and on March 10, 2009, resulted in the execution of a definitive agreement to sell the Bank’s twenty full service branches in Colorado. See “Overview and Outlook” above. We believe that the sale of the Colorado branches and the subsequent reduction in the overall level of loans will return us to “well capitalized” status at June 30, 2009. We also expect that the Colorado sale combined with other potential loan sales and normal loan amortization and repayments will help us achieve a tier 1 leverage ratio above 9% and a total risk-based capital ratio above 12% at the Bank as requested under the Informal Agreement, but the timing is uncertain. This transaction, combined with the potential sale of other loans and normal loan amortization and repayments should also help us achieve a total risk-based capital ratio above 12% at the Company, however, there is no assurance that the Company and the Bank will reach or maintain the capital levels currently deemed necessary by the Regulators. While management believes that the sale of the Colorado branches will close, the definitive agreement provides the purchaser with walk-away provisions in the event of a material adverse change, including a decline in deposits below $430 million.

We applied for $90 million of capital from the U.S. government under TARP, but recently withdrew that application due in part to the uncertainty surrounding the availability and terms of the TARP funding, the potential dilution to our shareholders, and the positive capital impact from the pending sale of our Colorado branches.

Our total stockholders’ equity decreased to $159.3 million at December 31, 2008, from $310.9 million at December 31, 2007. This decrease is primarily due to $153.6 million in losses, and $3.6 million in dividend payments which were made prior to the cash dividend suspension discussed above, partially offset by $841,000 of share-based compensation expense related to restricted stock and employee stock options, $1.3 million from stock issuances related to the employee benefit plan and the dividend reinvestment plan, and by $3.5 million from the increase in market value of securities available for sale.

The net loss for the current year was primarily the result of the $127.4 million non-cash goodwill impairment charge, a $29.0 million non-cash valuation allowance against deferred tax assets, and the increase in the provision for loan losses, also a non cash item.

Contractual Obligations and Commercial Commitments

The following tables present contractual cash obligations, defined as principal of non-deposit obligations with maturities in excess of one year, and property and equipment operating lease obligations, and commercial commitments, defined as commitments to extend credit as of December 31, 2008. See Notes 9, 10, and 13 of Notes to the Consolidated Financial Statements.

	Payments Due by Period
	Total	One Year and Less	One to Three Years	Four to Five Years	After Five Years
	(Dollars in thousands)
Contractual Cash Obligations
FHLB advances	$497,594	$460,548	$34,977	$2,069	$—
Operating leases	43,905	8,083	13,517	10,106	12,199
Junior subordinated debentures	98,466	—	—	—	98,466

Total contractual cash obligations	$639,965	$468,631	$48,494	$12,175	$110,665

	Amount of Commitment Expiration Per Period
	Unfunded Commitments	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in thousands)
Commercial Commitments
Lines of credit	$404,563	$269,498	$81,360	$9,039	$44,666
Standby letters of credit	66,756	62,273	4,074	—	409

Total commercial commitments	$471,319	$331,771	$85,434	$9,039	$45,075

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

March 31, 2009	/s/ MICHAEL R. STANFORD
Michael R. Stanford
President and Chief Executive Officer

/s/ CHRISTOPHER C. SPENCER
Christopher C. Spencer
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

First State Bancorporation:

We have audited the accompanying consolidated balance sheets of First State Bancorporation and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First State Bancorporation and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1(j) to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123 (revised 2004), Share Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First State Bancorporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Albuquerque, New Mexico

March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

First State Bancorporation:

We have audited First State Bancorporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First State Bancorporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First State Bancorporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First State Bancorporation and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 31, 2009, expressed an unqualified opinion on these consolidated financial statements.

KPMG LLP

Albuquerque, New Mexico

March 31, 2009

FIRST STATE BANCORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2008	2007
ASSETS
Cash and due from banks (note 3)	$64,891	$82,036
Interest-bearing deposits with other banks	1,593	1,875
Federal funds sold	96	798

Total cash and cash equivalents	66,580	84,709

Investment securities (note 4):
Available for sale (at market, amortized cost of $387,713 and $393,478 at December 31, 2008 and 2007, respectively)	393,488	393,553
Held to maturity (at amortized cost, market of $61,700 and $103,117 at December 31, 2008 and 2007, respectively)	63,183	103,753
Non-marketable securities, at cost	32,325	19,098

Total investment securities	488,996	516,404

Mortgage loans available for sale (note 5)	16,664	20,778
Loans held for investment, net of unearned interest (note 5)	2,737,925	2,520,432
Less allowance for loan losses (note 5)	(79,707)	(31,712)

Net loans	2,674,882	2,509,498

Premises and equipment (net of accumulated depreciation of $31,965 and $27,138 at December 31, 2008 and 2007, respectively) (note 6)	59,669	66,181
Accrued interest receivable	12,437	15,761
Other real estate owned	18,894	18,107
Goodwill (note 7)	—	127,365
Intangible assets (net of accumulated amortization of $6,603 and $4,043 at December 31, 2008 and 2007, respectively) (note 7)	15,529	18,089
Cash surrender value of bank-owned life insurance	45,304	42,999
Net deferred tax asset (note 11)	6,260	1,776
Other assets, net	26,498	23,314

Total assets	$3,415,049	$3,424,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits (note 8):
Non-interest-bearing	$453,319	$485,419
Interest-bearing	2,069,223	2,089,268

Total deposits	2,522,542	2,574,687

Securities sold under agreements to repurchase (note 9)	112,276	213,270
Federal Home Loan Bank advances (note 9)	497,594	203,000
Junior subordinated debentures (note 10)	98,466	98,613
Other liabilities	24,917	23,771

Total liabilities	3,255,795	3,113,341

Stockholders’ equity (note 12):
Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, authorized 50,000,000; issued 22,025,214 and 21,811,980; outstanding 20,303,872 and 20,091,293 at December 31, 2008 and 2007, respectively	222,921	220,797
Treasury stock, at cost (1,721,342 shares and 1,720,687 shares at December 31, 2008 and 2007, respectively)	(25,027)	(25,021)
Retained earnings (deficit)	(42,220)	115,039
Accumulated other comprehensive income–
Unrealized gain on investment securities, net of tax (notes 4 and 11)	3,580	47

Total stockholders’ equity	159,254	310,862

Commitments and contingencies (note 13)

Total liabilities and stockholders’ equity	$3,415,049	$3,424,203

See accompanying notes to consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Years ended December 31,
	2008	2007	2006
Interest income:
Interest and fees on loans (note 5)	$175,412	$206,292	$161,616
Interest on marketable securities (note 4):
Taxable	18,977	19,599	16,826
Non-taxable	3,865	2,672	2,395
Federal funds sold	80	471	617
Interest-bearing deposits with other banks	81	198	398

Total interest income	198,415	229,232	181,852

Interest expense:
Deposits (note 8)	57,748	71,843	50,441
Short-term borrowings (note 9)	9,441	17,119	10,370
Long-term debt (note 9)	1,811	828	1,717
Junior subordinated debentures (note 10)	4,835	6,635	4,523

Total interest expense	73,835	96,425	67,051

Net interest income	124,580	132,807	114,801
Provision for loan losses (note 5)	(71,618)	(10,267)	(6,993)

Net interest income after provision for loan losses	52,962	122,540	107,808
Non-interest income:
Service charges on deposit accounts	14,872	10,943	8,442
Credit and debit card transaction fees	4,011	4,331	2,959
Gain (loss) on sale or call of investment securities (note 4)	(732)	39	(140)
Gain on sale of mortgage loans	3,947	4,788	4,867
Income on cash surrender value of bank-owned life insurance	1,804	2,129	1,222
Other	2,795	3,235	2,122

Total non-interest income	26,697	25,465	19,472

Non-interest expense:
Salaries and employee benefits (notes 12 and 13)	51,204	50,590	43,906
Occupancy	16,523	14,838	11,198
Data processing	5,714	6,553	5,688
Equipment	7,892	8,234	6,270
Legal, accounting, and consulting	2,849	2,747	3,292
Marketing	3,856	3,364	3,873
Telephone expense	1,891	2,391	2,172
Other real estate owned	3,508	2,610	371
FDIC insurance premiums	2,325	1,053	234
Goodwill impairment (note 7)	127,365	—	—
Amortization of intangibles	2,560	2,380	1,299
Other	13,226	15,126	13,705

Total non-interest expense	238,913	109,886	92,008

Income (loss) before income taxes	(159,254)	38,119	35,272
Income tax expense (benefit) (note 11)	(5,623)	13,312	12,497

Net income (loss)	$(153,631)	$24,807	$22,775

Earnings per share (note 1):
Basic earnings (loss) per share	$(7.60)	$1.21	$1.28

Diluted earnings (loss) per share	$(7.60)	$1.20	$1.26

See accompanying notes to consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Years ended December 31,
	2008	2007	2006
Net income (loss)	$(153,631)	$24,807	$22,775
Other comprehensive income, net of tax—unrealized holding gains on securities available for sale arising during period	3,079	2,906	450
Reclassification adjustment for losses (gains) included in net income	454	(25)	90

Total comprehensive income (loss)	$(150,098)	$27,688	$23,315

See accompanying notes to consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share amounts)

	Years ended December 31, 2008, 2007, and 2006
	Common Stock Shares	Common Stock Amount	Treasury Stock	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2005	15,394,404	$89,794	$(6,349)	$80,255	$(147)	$(3,374)	$160,179

Net income	—	—	—	22,775	—	—	22,775
Reclassification of unearned compensation to common stock	—	(147)	—	—	147	—	—
Dividends ($0.32) per share	—	—	—	(5,636)	—	—	(5,636)
Common shares issued from exercise of options	41,000	459	—	—	—	—	459
Income tax benefit from exercise of options	—	218	—	—	—	—	218
Common shares issued in employee benefit plan	30,442	772	—	—	—	—	772
Common shares issued pursuant to dividend reinvestment plan	6,608	163	—	—	—	—	163
Common shares issued pursuant to public offering	3,162,500	74,714	—	—	—	—	74,714
Common shares issued pursuant to acquisitions	2,134,752	49,362	—	—	—	—	49,362
Costs associated with the issuance of common stock	—	(927)	—	—	—	—	(927)
Stock options assumed in connection with the acquisition of Access	—	992	—	—	—	—	992
Share-based compensation expense related to employee stock options and restricted stock awards	7,771	1,292	—	—	—	—	1,292
Deferred compensation	(421)	—	(11)	—	—	—	(11)
Net change in market value, net of tax	—	—	—	—	—	540	540

Balance at December 31, 2006	20,777,056	$216,692	$(6,360)	$97,394	$—	$(2,834)	$304,892

Net income	—	—	—	24,807	—	—	24,807
Dividends ($0.35) per share	—	—	—	(7,162)	—	—	(7,162)
Common stock repurchase	(902,700)	—	(18,650)	—	—	—	(18,650)
Common shares issued from exercise of options	173,801	1,208	—	—	—	—	1,208
Income tax benefit from exercise of options	—	963	—	—	—	—	963
Common shares issued in employee benefit plan	35,904	711	—	—	—	—	711
Common shares issued pursuant to dividend reinvestment plan	7,865	141	—	—	—	—	141
Share-based compensation expense related to employee stock options and restricted stock awards	—	1,082	—	—	—	—	1,082
Deferred compensation	(633)	—	(11)	—	—	—	(11)
Net change in market value, net of tax	—	—	—	—	—	2,881	2,881

Balance at December 31, 2007	20,091,293	$220,797	$(25,021)	$115,039	$—	$47	$310,862

Net loss	—	—	—	(153,631)	—	—	(153,631)
Dividends ($0.18) per share	—	—	—	(3,628)	—	—	(3,628)
Common shares issued in employee benefit plan	204,295	1,202	—	—	—	—	1,202
Common shares issued pursuant to dividend reinvestment plan	8,939	81	—	—	—	—	81
Share-based compensation expense related to employee stock options and restricted stock awards	—	841	—	—	—	—	841
Deferred compensation	(655)	—	(6)	—	—	—	(6)
Net change in market value of investment securities, net of tax	—	—	—	—	—	3,533	3,533

Balance at December 31, 2008	20,303,872	$222,921	$(25,027)	$(42,220)	$—	$3,580	$159,254

See accompanying notes to consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$(153,631)	$24,807	$22,775
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	71,618	10,267	6,993
Depreciation and amortization	8,789	8,724	7,217
Goodwill impairment charge	127,365	—	—
Provision for decline in value of other real estate owned	1,496	995	—
Provision for decline in value of premises and equipment	365	—	—
Increase in bank-owned life insurance cash surrender value	(1,805)	(1,559)	(1,222)
Amortization of securities, net	(889)	(1,572)	(1,040)
Amortization of core deposit intangible	2,560	2,380	1,299
(Gain) loss on sale of investment securities available for sale	732	(39)	140
Net loss on sale of other real estate owned	298	223	53
Gain on sale of loans	(3,947)	(4,788)	(4,867)
(Gain) loss on disposal of fixed assets	(26)	392	(9)
Share-based compensation expense	841	1,082	1,292
Mortgage loans originated for sale	(261,636)	(339,993)	(355,269)
Proceeds from sale of mortgage loans originated for sale	264,796	344,091	355,239
Excess tax benefits from share-based compensation	—	(963)	(218)
Decrease (increase) in accrued interest receivable	3,324	658	(2,637)
Deferred income taxes	(6,650)	6,243	126
Increase in other assets, net	(4,140)	(3,673)	(2,265)
(Decrease) increase in other liabilities, net	1,146	(5,541)	571

Net cash provided by operating activities	50,606	41,734	28,178

Cash flows from investing activities:
Net increase in loans	(248,450)	(262,597)	(290,045)
Purchases of investment securities carried at amortized cost	(56,515)	(64,848)	(321,317)
Maturities of investment securities carried at amortized cost	97,194	23,752	510,865
Purchases of investment securities carried at market	(192,716)	(104,693)	(200,651)
Maturities of investment securities carried at market	196,043	129,968	39,346
Sale of investment securities available for sale	2,484	70,991	99,248
Purchases of non-marketable securities carried at cost	(14,298)	(10,573)	(7,179)
Redemption of non-marketable securities carried at cost	1,071	10,558	10,434
Purchase of other investment	—	(1,200)	—
Proceeds from the sale of loans	—	46,117	—
Purchases of premises and equipment	(2,749)	(11,189)	(11,762)
Redemption of bank-owned life insurance	—	796	—
Bank-owned life insurance proceeds	—	570	—
Purchase of bank-owned life insurance	(500)	—	(250)
Purchase of trust preferred capital securities	—	(1,966)	(232)
Redemption of trust preferred capital securities	—	1,022	232
Proceeds from sale of and payments on other real estate owned	10,517	8,997	1,387
Proceeds from the sale of fixed assets	80	1,443	35
Business acquisitions, net of cash acquired	—	(57,164)	25,245

Net cash used in investing activities	(207,839)	(220,016)	(144,644)

Cash flows from financing activities:
Net increase (decrease) in interest-bearing deposits	(20,045)	109,332	189,928
Net increase (decrease) in non-interest-bearing deposits	(32,100)	(15,490)	11,192
Net increase (decrease) in securities sold under agreements to repurchase	(100,994)	53,173	(80,824)
Proceeds from Federal Home Loan Bank advances	488,000	191,000	151,000
Payments on Federal Home Loan Bank advances and other	(193,406)	(168,059)	(200,940)
Issuance of junior subordinated debentures	—	65,466	7,732
Redemption of junior subordinated debentures	—	(34,022)	(7,732)
Proceeds from common stock issued	1,283	2,060	76,108
Costs associated with issuance of common stock	—	—	(927)
Excess tax benefits from share-based compensation	—	963	218
Dividends paid	(3,628)	(7,162)	(5,636)
Treasury stock purchases and deferred compensation	(6)	(18,650)	—

Net cash provided by financing activities	139,104	178,611	140,119

Increase (decrease) in cash and cash equivalents	(18,129)	329	23,653
Cash and cash equivalents at beginning of year	84,709	84,380	60,727

Cash and cash equivalents at end of year	$66,580	$84,709	$84,380

Continued

FIRST STATE BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(continued)

	Years ended December 31,
	2008	2007	2006
Supplemental disclosure of additional noncash investing and financing activities:
Additions to other real estate owned from premises and equipment	$863	$6,973	$—

Additions to other real estate owned in settlement of loans	$12,235	$8,054	$6,861

Transfers from loans held for sale to loans held for investment	$4,901	$5,640	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$73,825	$94,354	$66,539

Cash paid for income taxes	$3,451	$9,320	$11,270

Noncash financing and investing activities:
Stock options assumed in connection with the acquisition of Access	—	—	992
Stock issued for the acquisitions	—	—	49,362
Summary of assets acquired and liabilities assumed through acquisitions:
Cash and cash equivalents	—	14,836	25,245
Investment securities	—	72,549	167,480
Net loans	—	292,167	228,880
Accrued interest receivable	—	2,540	2,199
Goodwill and intangibles	—	72,407	32,920
Premises and equipment	—	12,872	23,337
Other real estate owned	—	6,899	148
Bank-owned life insurance	—	8,771	—
Other assets, net	—	594	1,868
Deferred tax asset (liability)	—	10,041	(3,476)
Deposits	—	(359,921)	(409,797)
Securities sold under agreements to repurchase	—	(10,926)	—
FHLB advances	—	(24,371)	(6,808)
Junior subordinated debentures	—	(10,072)	(8,934)
Other liabilities	—	(16,386)	(2,708)

See accompanying notes to consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

(a) Organization, Basis of Presentation, and Principles of Consolidation

First State Bancorporation is a New Mexico-based holding company that serves communities in New Mexico, Colorado, and Arizona through its wholly owned subsidiary First Community Bank, (“First Community Bank” or “Bank”). First Community Bank is a state chartered bank providing a full range of commercial banking services in Albuquerque, Taos, Santa Fe, Rio Rancho, Los Lunas, Bernalillo, Placitas, Pojoaque, Belen, Clovis, Gallup, Grants, Las Cruces, Portales, and Moriarty, New Mexico; Denver, Littleton, Lakewood, Colorado Springs, Ft. Collins, Boulder, Broomfield, Erie, Lafayette, Louisville, and Longmont, Colorado; and Sun City and Phoenix, Arizona. First State Bancorporation and First Community Bank are collectively referred to as “the Company.”

The Company’s Board of Directors meets quarterly and provides broad oversight to the Company’s business. Direct oversight of the Bank’s business, including development of strategic direction, policies, and other matters, is provided by its Board of Directors. The Bank board is composed entirely of internal management, with Michael R. Stanford, the Company’s President and Chief Executive Officer filling the positions of Chairman and Chief Executive Officer at the Bank.

All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. These estimates and assumptions are subject to a greater degree of uncertainty as a result of current economic conditions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses including the assessment of the underlying collateral values, the valuation of real estate acquired in satisfaction of loans, the assessment of impairment of intangible assets, and the valuation of deferred tax assets. In connection with the determination of the allowance for loan losses and real estate owned, management obtains independent appraisals for significant properties.

Management believes that the estimates and assumptions it uses to prepare the consolidated financial statements, including those related to the allowance for losses on loans, the valuation of real estate owned, and valuation of deferred tax assets are adequate. However, further deterioration of the loan portfolio and or changes in economic conditions would require future additions to the allowance and future adjustments to the valuation of real estate owned. Further, regulatory agencies, as an integral part of their examination process, periodically review the allowance for losses on loans and real estate owned, and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations. In addition, current uncertain and volatile economic conditions will likely affect our future business results.

The Company’s results of operations depend on its net interest income. The components of net interest income, interest income, and interest expense are affected by general economic conditions and by competition in the marketplace.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Rate Risk

Interest rate risk arises from volatile interest rates and changes in the balance sheet mix. The Company maintains an asset/liability management policy that provides guidelines for controlling exposure to interest rate risk. The Company’s policy is to control the exposure of its earnings to changing interest rates by generally maintaining a position within a narrow range around an “earnings neutral position,” which is defined as the mix of assets and liabilities that generates a net interest margin that is least affected by interest rate changes. Due to the current low interest rate environment, the Company utilized more short-term FHLB borrowings, such that at December 31, 2008, the Company was liability sensitive for the period three months to less than one year, resulting in a position whereby net income would be unfavorably impacted by increases in interest rates. However, subsequent to December 31, 2008, the maturities of borrowings were lengthened, with the expectation that this will mitigate the unfavorable impact of rising rates. Fluctuations in the Company’s net interest margin depend on the amount and timing of Federal Reserve rate changes, the level of borrowings needed, nonperforming asset levels, management of the cost of interest-bearing liabilities, and the ability to stay competitive. Many of these factors are beyond the Company’s control.

Overview and Outlook

During the second half of 2008, the Company altered its loan growth strategy as part of its focus to strengthen its capital structure. Underwriting criteria and the loan approval process for various types of loans, especially those involving single and multi-family residential land and construction loans have been amended to help improve asset quality. Overall asset quality improvement is a significant element of management’s 2009 plan, with particular focus on mitigating loss exposure. Core deposit growth has been and continues to be a challenge, due to competition from other banks and financial service providers, many of whom have far greater resources than the Company.

Given current economic conditions and trends, the Company may continue to experience asset quality deterioration and higher levels of nonperforming loans, as well as continued compression of its net interest margin, which would result in negative earnings and financial condition pressures.

On September 26, 2008, the Company and the Bank entered into an Informal Agreement with their Regulators, the Federal Reserve Bank of Kansas City and the New Mexico Financial Institutions Division. Under the terms of the Informal Agreement, the Company and the Bank agreed, among other things, to formulate a written plan to maintain a sufficient capital position at the Bank and at the Company, including attaining a tier 1 leverage ratio of 9% and a total risk-based capital ratio of 12% at the Bank level, with no date specified for achieving those levels. At December 31, 2008, the Company and the Bank were considered “adequately capitalized” under regulatory guidelines, subjecting the Company and the Bank to prompt supervisory and regulatory actions pursuant to the Federal Deposit Insurance Corporation (“FDIC”) Improvement Act of 1991, prohibiting the Bank from accepting, renewing, or rolling over brokered deposits except with a waiver from the FDIC, and subjecting the Bank to restrictions on the interest rates that can be paid on brokered deposits. Under certain circumstances, a well capitalized or adequately capitalized institution may be treated as if the institution is in the next lower capital category. Depending on the level of capital, the Regulators and or the FDIC can institute other corrective measures to require additional capital and have broad enforcement powers to impose substantial fines and other penalties for violation of laws and regulations.

On October 31, 2008, the Company completed the closure of its Utah branches which had achieved substantial loan growth, but essentially no deposit growth. The two Utah branches were acquired as part of the First Community Industrial Bank acquisition in October of 2002. At the closing date, the Utah branches included $286.4 million in total loans and $13.7 million in deposits. At December 31, 2008, the remaining Utah loans and

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deposits totaled $271.5 million and $8.9 million, respectively. The Utah loans will continue to be held and serviced by Bank personnel in Utah until they are paid off or sold. Severance, stay bonuses, and other charges related to the Utah closures were not significant.

On March 10, 2009, as part of management’s effort to increase capital by reducing the balance sheet, the Company entered into a definitive agreement to sell its twenty full service branches in Colorado. The sale of the branches, which is subject to regulatory approval, is expected to close late in the second quarter of 2009. While management believes that the sale of the Colorado branches will close, the definitive agreement provides the purchaser with walk-away provisions in the event of a material adverse change, including a decline in deposits below $430 million. After the write-off of the associated core deposit intangible, and transaction costs, the transaction is expected to generate a pre-tax gain of approximately $16 million. The aggregate carrying amounts at December 31, 2008, of the loans, deposits, and fixed assets to be transferred were $444 million, $477 million, and $19 million, respectively. At December 31, 2008, the weighted average interest rates on the loans and deposits to be transferred were approximately 6.03% and 2.06%, respectively. The remaining loans, which consist primarily of construction, acquisition and development loans, and non-accrual loans, will continue to be held and serviced by Bank personnel in Colorado until they are paid off or sold. Direct non-interest expenses related to the Colorado branches totaled approximately $20.0 million at December 31, 2008. See Note 17 for additional information on the sale.

Liquidity

During 2008, the Company’s liquidity remained sufficient to satisfy cash flow requirements during the year. The Company experienced an increase in FHLB advances compared to the prior year, primarily due to the increase in average interest-earning assets resulting from loan growth in the first half of 2008, partially offset by an increase in average total deposits. The Company has funded its balance sheet growth in recent years by utilizing its borrowing capacity with the FHLB to the extent that its loan growth exceeded deposit growth.

Subsequent to year end, the FHLB, which is a significant component of the Company’s overall liquidity structure, notified the Company that its blanket lien will be replaced by a custody arrangement, whereby the FHLB will have custody and endorsement of the loans that collateralize the FHLB borrowings. Management is in the process of delivering loans to be held as collateral for the outstanding borrowings with FHLB under the custody arrangement. Management expects to deliver loan collateral with approximately $900 million in par value as collateral to the FHLB. While management believes these loans will be sufficient to fully secure existing borrowings, the FHLB determines the collateral values and therefore there is no assurance that the FHLB will not require additional collateral or repayment of existing borrowings. Based on the Company’s current status with the FHLB, the Company no longer has the ability to draw down additional advances. Based on the Company’s agreement with the FHLB and the FHLB’s credit policy, as the existing borrowings mature, they will be allowed to continuously renew for like amounts, but for terms not to exceed thirty days.

Under the terms of the Bank’s agreement with the FHLB, the FHLB may at its own option call the outstanding debt due and payable if any of the following have occurred: the Bank has suspended payment to any creditor or there has been an acceleration of the maturity of any indebtedness of the Bank to others; the FHLB reasonably and in good faith determines that a material adverse change has occurred in the financial condition of the Bank; or the FHLB reasonably and in good faith deems itself insecure in the collateral even though the Bank is not otherwise in default. The Company has not received any notice from the FHLB regarding a call of its outstanding debt.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management is currently working to establish additional borrowing capacity with the Federal Reserve discount window which they anticipate will provide additional liquidity in the form of additional borrowing capacity of approximately $100 million, subject to a subordination agreement with the FHLB.

The Company’s primary sources of funds are customer or brokered deposits, loan repayments, maturities of and cash flow from investment securities, and borrowings. Borrowings may include federal funds purchased, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank, the Federal Reserve Bank discount window, the Term Auction Facility (“TAF”) from the Federal Reserve Bank, and any other borrowing arrangement that the Company is eligible to participate in. Investment securities may be used as a source of liquidity either through sale of investment securities available for sale or pledging for qualified deposits, as collateral for Federal Home Loan Bank or Federal Reserve Bank borrowings, or as collateral for other liquidity sources.

During the current year, Certificate of Deposit Account Registry Service (“CDARS”) non reciprocal deposits, which are not included in the wholesale funding discussion below, increased to $212.2 million from $65.3 million at December 31, 2007, primarily due to current events surrounding the financial services industry and the additional FDIC insurance available by reciprocating these deposits. Although the CDARS reciprocal deposits are considered brokered deposits for regulatory reporting purposes, we consider them to be part of our core funding as these deposits represent customer funds that are usually in excess of the FDIC insurance limit of $250,000, thereby maximizing FDIC insurance through the use of the CDARS network.

The Company’s wholesale funding sources include FHLB borrowings, securities sold under agreements to repurchase, non CDARS reciprocal brokered deposits, and subordinate debentures. These wholesale funding sources increased $335.0 million from $564.9 million at December 31, 2007, to $899.9 million at December 31, 2008. The increase is primarily due to FHLB advances which increased by $294.6 million and non CDARS reciprocal brokered deposits which increased by $141.6 million, partially offset by a reduction in securities sold under agreements to repurchase of $101 million.

Subsequent to year end, management began taking steps to lengthen the maturities of the Company’s wholesale funding sources and, to the extent possible, evaluating other liquidity sources available to diversify liquidity exposure. Management secured additional funding from the FHLB for terms ranging between six months and 2.5 years to stabilize the Company’s short term liquidity position. In addition, the Company expanded its utilization of non CDARS reciprocal brokered deposits as an additional liquidity source and lengthened the average maturities of these new issuances in 2009 into the fifteen month to eighteen month time horizon. These longer term brokered deposits have strengthened the Company’s short term liquidity position. The additional liquidity that has been brought into the Company along with loan repayments and core deposit growth, if any, during the year will be used to support operations during 2009.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table depicts the current position of FHLB borrowings and brokered deposits as of March 27, 2009:

	Maturities by Period
	Total	0-90 days	91-180 days	181-365 days	3/27/10 and after
	(Dollars in thousands)
FHLB borrowings	$498,971	$30,632	$75,642	$106,311	$286,386
Brokered deposits:
CDARS reciprocal	211,210	115,466	34,238	54,867	6,639
Other brokered deposits	236,295	57,400	—	53,827	125,068

Total brokered deposits	447,505	172,866	34,238	108,694	131,707

Total FHLB borrowings and brokered deposits	$946,476	$203,498	$109,880	$215,005	$418,093

At December 31, 2008, the Company had unused Federal Funds lines at other banks of $85 million and additional borrowing capacity at the Federal Home Loan Bank of approximately $411 million under its blanket lien collateral arrangement. Subsequent to year end, the Company was notified that its Federal Funds lines at other banks had been modified, reflective of recent operating results. A Federal Funds line of $35 million is no longer available, and another $50 million Federal Funds line which was previously unsecured remains available, but is now required to be fully secured.

At December 31, 2008, the Company’s and the Bank’s regulatory capital status, which was originally determined to be “well capitalized” was adjusted downward to “adequately capitalized.” The “adequately capitalized” status subjects the Company and the Bank to prompt supervisory and regulatory actions pursuant to the FDIC Improvement Act of 1991, prohibiting the Bank from accepting, renewing, or rolling over brokered deposits except with a waiver from the FDIC, and subjecting the Bank to restrictions on the interest rates that can be paid on brokered deposits.

In the event that deposit generation is negatively impacted by the recent drop to “adequately capitalized,” management believes that sufficient cash and liquid assets are on hand to maintain operations and meet all obligations as they come due. From a liquidity standpoint, the most significant ramification of the drop in capitalized category relates to the inability to rollover or renew existing brokered deposits that mature or come up for renewal while the Bank is considered adequately capitalized, without a waiver from the FDIC.

Management currently anticipates that cash and cash equivalents, expected cash flows from operations, and borrowing capacity will be sufficient to meet anticipated cash requirements for working capital, loan originations, capital expenditures, and other obligations for at least the next twelve months.

(b) Investment Securities

The Company classifies investment securities in one of three categories and accounts for them as follows: (i) debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost; (ii) debt and equity securities that are bought and held primarily for the purpose of selling them in the near term are classified as trading securities and carried at fair value, with unrealized gains and losses included in earnings; and (iii) debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities. These are securities that the Company will hold for an indefinite period of time and may be used as a part of the Company’s asset/liability

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

management strategy and may be sold in response to changes in interest rates, prepayments, or similar factors. Available for sale securities are carried at estimated market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of related deferred income taxes. Upon purchase of investment securities, management designates securities as either held to maturity or available for sale. Amortization of premiums and accretion of discounts are calculated using a method that approximates the effective interest method. Declines below cost in the fair value of investment securities that are other-than-temporary are recorded as write-downs of the individual securities to their estimated fair value and the related write-downs are included in earnings as realized losses. The Company does not maintain a trading portfolio.

The Company’s investments in FHLB stock and Federal Reserve Bank (“FRB”) stock are restricted securities and not readily marketable, therefore these investments are carried at cost, which approximates fair value. As a member of the FHLB and FRB systems, the Company is required to maintain a minimum level of investment in stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2008 and 2007, the Company met its minimum required investments.

(c) Loans and Allowance for Loan Losses

Interest on loans is recognized as income based upon the daily principal amount outstanding. Interest accrued on loans is discontinued in most instances when a loan becomes 90 days past due and/or management believes the borrower’s financial condition is such that collection of future principal and interest payments is doubtful. Loans are removed from non-accrual status when they become current as to both principal and interest, and concern no longer exists as to the collectability of principal or interest. Interest on non-accrual loans is recognized as income when the loan is returned to accrual status. When a loan is placed on non-accrual, any uncollected interest accrued in the current year is charged against income, with prior years’ accruals charged to the allowance for loan losses unless in management’s opinion the loan is well secured and in the process of collection.

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

The subjective portion of the allowance for loan losses, which is judgmentally determined, is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. In calculating the subjective portion of the allowance for loan loss, we consider levels and trends in delinquencies, charge-offs and recoveries, changes in underwriting and policies, trends in volume and terms of loans, the quality of lending management and staff, national and local economic conditions, industry conditions,

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changes in credit concentrations, independent loan review results, and overall problem loan levels. The subjective factor for levels and trends in delinquencies is applied to all impaired and delinquent loans and the subjective factor for levels and trends in charge-offs and recoveries is applied to all classified loans. Subjective factors related to trends in volume and terms of loans, national and local economic trends, and industry conditions are applied to all loans. Subjective factors related to changes in credit concentrations and changes in underwriting and policies are applied to all loans below an $8 million relationship level. The subjective factor related to the quality of lending management and staff is applied to all Colorado and Utah loans. The subjective factor for overall problem loan levels is applied to the population of identified problem loans and the subjective factor for independent loan review results is applied to all loans not on the problem loan list.

Impaired loans acquired by completion of a transfer, including business combinations, that have evidence of deterioration of credit quality since origination, and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable are initially recorded at fair value, as determined by the present value of expected future cash flows, with no valuation allowance. Loans acquired in the acquisition of Front Range Capital Corporation that were considered to be impaired, under the above criteria, at acquisition were immaterial. There were no loans acquired in the acquisitions of Access Anytime Bancorp, Inc. and New Mexico Financial Corporation that were considered to be impaired, under the above criteria, at acquisition.

The Company’s loan portfolio is currently concentrated in New Mexico, Colorado, Utah, and Arizona. A significant portion of the loan portfolio is secured by real estate in those communities. Accordingly, the ultimate collectability of the Company’s loan portfolio is dependent upon real estate values in New Mexico, Colorado, Utah, and Arizona. The current economic recession and deterioration in the real estate markets have had an adverse effect on the collateral value for many of the Company’s loans and on the repayment ability of many of the Company’s borrowers. A continued significant decline in real estate values could also lead to higher charge-offs in the event of defaults in the Company’s real estate portfolio. Because of the negative trend in nonperforming assets, management will continue to aggressively manage the exposure in the Company’s loan portfolio and devote increased attention to the Company’s construction portfolio including residential construction as well as commercial real estate construction. Management will continue to proactively work with borrowers as they begin to see potential signs of deterioration in collateral values or general market conditions.

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

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e) Goodwill and Intangible Assets

The excess of cost over the fair value of the net assets of acquired banks is recorded as goodwill. The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. As a result of the Company’s market capitalization being less than our stockholders’ equity at June 30, 2008, an analysis was performed to determine whether and to what extent our goodwill may have been impaired. Based on the analysis, we determined that the implied fair value of goodwill was zero, resulting in the recognition of a goodwill impairment charge to earnings of $127.4 million in June 2008. For 2007 and 2006, we completed our required annual goodwill impairment tests during the fourth quarter and found no impairment. See Note 7 for further discussion on goodwill and impairment.

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

(f) Other Real Estate Owned

Other real estate owned consists of loan-related properties acquired through foreclosure and by deed-in-lieu of foreclosure and bank facilities and vacant land listed for sale. Other real estate owned is carried at the lower of the investment in the related loan or fair value of the assets received. Fair value of such assets is determined based on current market information, including independent appraisals minus estimated costs of disposition. Declines in value subsequent to acquisition are accounted for within the allowance for other real estate owned. Provisions for losses subsequent to acquisition, operating expenses, and gains or losses from sales of other real estate owned are charged or credited to other operating income or costs.

(g) Income Taxes

The Company files a consolidated tax return with its wholly owned subsidiary. The Company uses the asset and liability method to account for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets are assessed periodically based on the SFAS 109 more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods, the Company’s experience with operating loss and tax credit carry-forwards not expiring unused and tax planning alternatives. When substantial uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the deferred tax asset is reduced by a valuation allowance.

(h) Statements of Cash Flows

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include cash and due from banks, interest-bearing deposits with other banks, and federal funds sold.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(i) Earnings (Loss) per Common Share

Basic earnings (loss) per share are computed by dividing net income (loss) (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted earnings per share are calculated by increasing the basic earnings per share denominator by the number of additional common shares that would have been outstanding if dilutive potential common shares for options had been issued. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share.

	Years ended December 31,
	2008			2007			2006
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share amounts)
Basic EPS:
Net income (loss)	$(153,631)	20,207,478	$(7.60)	$24,807	20,427,682	$1.21	$22,775	17,736,860	$1.28

Effect of dilutive securities - options	—	—		—	200,337		—	325,071

Diluted EPS:
Net income (loss)	$(153,631)	20,207,478	$(7.60)	$24,807	20,628,019	$1.20	$22,775	18,061,931	$1.26

Due to the net loss for the year ended December 31, 2008, 1,427,706 weighted average stock options outstanding were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the years ended December 31, 2007 and 2006, approximately 268,900 and 110,000 weighted average stock options outstanding, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were equal to or greater than the average share price of the common shares, and therefore, their inclusion would have been anti-dilutive.

(j) Share-Based Compensation

Effective on January 1, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all share-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black-Scholes valuation model. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock. Such fair values are recognized as compensation expense over the requisite service period, net of estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In conjunction with the adoption of SFAS 123R, the Company changed its method of attributing the value of share-based compensation to expense from the accelerated multiple-option approach to the straight-line single options method for all future share-based grants. Compensation expense for all share-based payment awards granted on or prior to January 1, 2006, continues to be recognized using the accelerated multiple-option approach.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(l) Reporting Comprehensive Income

SFAS 130, “Reporting Comprehensive Income,” requires disclosure in the financial statements of comprehensive income that encompasses earnings and those items currently required to be reported directly in the equity section of the balance sheet, such as unrealized gains and losses on available for sale securities.

(m) Other New Accounting Standards

In January 2009, the FASB issued FASB Staff Position (“FSP”) EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue 99-20”. FSP EITF 99-20-1 amends the impairment guidance in EITF Issue 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. FSP ETIF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and is applied prospectively. Retrospective application is not permitted. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s consolidated financial statements.

In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 supersedes Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan Commitments.” It clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. However, it retains the guidance in SAB 105 that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. The guidance is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS 115.” SFAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately on the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 did not have any impact on the Company’s consolidated financial statements.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In February 2008, Financial Accounting Standards Board Staff Position FSP FAS 157-2, “Effective Date of FASB Statement 157,” was issued. FSP FAS 157-2 delayed the application of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 provides clarification on the application of SFAS 157 in a market that is not active and addresses specific application issues of SFAS 157 including (i) how the reporting entity’s own assumptions (expected cash flows and appropriate risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist, (ii) how available observable inputs in a market that is not active should be considered when measuring fair value, and (iii) how the use of market quotes (broker quotes, or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs or value drivers available to measure fair value. The provisions of FSP FAS 157-3 were effective upon its issuance, including prior periods for which financial statements have not been issued. The adoption of SFAS 157 did not have any impact on the Company’s consolidated financial statements.

2. Business Acquisitions

On March 1, 2007, the Company completed the acquisition of Front Range Capital Corporation (“Front Range”), paying $72 million in cash. Under the terms of the agreement, each issued and outstanding share of Front Range common stock, the 1987 voting preferred stock, and the 1988 non-voting preferred stock were converted into the right to receive $35.904 (rounded to the nearest full cent) per share in cash, and each issued and outstanding share of Front Range 2000 non-voting preferred stock was converted into the right to receive $1,000 per share in cash. Concurrent with the merger of First State and Front Range, First Community Bank and Heritage Bank, Front Range’s wholly owned subsidiary, merged with First Community Bank surviving. The acquisition was entered into to strengthen the Bank franchise to allow for potential growth along Colorado’s front range. The results of operations for Front Range are included in the Company’s results subsequent to the acquisition date.

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

On January 3, 2006, the Company acquired 100 percent of the outstanding common shares of Access Anytime Bancorp, Inc. (“Access”). The results of Access’ operations have been included in the consolidated financial statements since that date. Subsequent to the acquisition, Access and its wholly owned subsidiary, AccessBank, were merged with and into the Company and the Bank, respectively. AccessBank conducted business from nine full-service banking locations in Albuquerque, Clovis, Gallup, Portales, and Las Cruces, New Mexico and one branch location in Sun City, Arizona. The acquisition was entered into to gain the opportunity to expand the Bank’s footprint to attractive markets.

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

On January 10, 2006, the Company acquired 100 percent of the outstanding common shares of New Mexico Financial Corporation (“NMFC”). The results of NMFC’s operations have been included in the consolidated financial statements since that date. Subsequent to the acquisition, NMFC and its wholly owned subsidiary, Ranchers Banks, were merged with and into the Company and the Bank, respectively. NMFC was a New Mexico bank holding company that operated through its wholly owned subsidiary, Ranchers Banks. Ranchers Banks conducted business from nine branches serving communities in central New Mexico. The acquisition was entered into to increase scale and scope and strengthen the Bank’s market position.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price of $17.7 million was determined based on 9,783 outstanding shares of NMFC common stock and a purchase price of $2,044.36 per share less the purchase of $2.7 million in treasury shares. As a result of the acquisition, the Company issued 717,812 shares of common stock valued at $24.61 per share determined based on the average market price of the Company’s common shares over the 2-day period before and after the measurement date of November 18, 2005, on which our stock price resulted in the minimum exchange ratio of 84.83, through closing, pursuant to the terms of the purchase agreement.

In conjunction with the acquisitions of Access and NMFC, the Company incurred approximately $618,000 in costs associated with the issuance of common stock, which was recorded as a reduction of stockholders’ equity.

3. Cash and Due from Banks

First Community Bank is required to maintain certain daily reserve balances in the form of vault cash or cash on deposit with the Federal Reserve Bank in accordance with Federal Reserve Board requirements. The consolidated reserve balances maintained in accordance with these requirements were approximately $11.4 million and $11.8 million at December 31, 2008 and 2007, respectively.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Investment Securities

Following is a summary of amortized cost and approximate market value of investment securities:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
	(Dollars in thousands)
As of December 31, 2008
Obligations of the U.S. Treasury—
Held to maturity	$997	$21	$—	$1,018
Obligations of U.S. government agencies—
Available for sale	27,457	282	—	27,739
Mortgage-backed securities:
Pass-through certificates:
Available for sale	143,705	4,875	42	148,538
Held to maturity	28,822	407	45	29,184
Collateralized mortgage obligations:
Available for sale	150,875	1,792	1,106	151,561
Held to maturity	3,133	—	1,910	1,223
Obligations of states and political subdivisions:
Available for sale	65,676	942	968	65,650
Held to maturity	30,231	76	32	30,275
Federal Home Loan Bank stock	24,738	—	—	24,738
Federal Reserve Bank stock	7,452	—	—	7,452
Bankers’ Bank of the West stock	135	—	—	135

Total	$483,221	$8,395	$4,103	$487,513

As of December 31, 2007
Obligations of the U.S. Treasury—
Held to maturity	$990	$18	$—	$1,008
Obligations of U.S. government agencies:
Available for sale	157,684	246	835	157,095
Held to maturity	44,894	—	1	44,893
Mortgage-backed securities:
Pass-through certificates:
Available for sale	84,044	399	26	84,417
Held to maturity	30,329	93	701	29,721
Collateralized mortgage obligations—
Available for sale	109,529	557	299	109,787
Obligations of states and political subdivisions:
Available for sale	42,221	200	167	42,254
Held to maturity	27,540	21	66	27,495
Federal Home Loan Bank stock	11,616	—	—	11,616
Federal Reserve Bank stock	7,347	—	—	7,347
Bankers’ Bank of the West stock	135	—	—	135

Total	$516,329	$1,534	$2,095	$515,768

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated market value of investment securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Within one year:
Available for sale	$27,717	$28,002
Held to maturity	1,947	1,971
One through five years:
Available for sale	2,938	3,004
Held to maturity	3,255	3,293
Five through ten years:
Available for sale	31,720	32,371
Held to maturity	6,948	6,963
After ten years:
Available for sale	30,758	30,012
Held to maturity	19,078	19,066
Mortgage-backed securities (a)	172,527	177,723
Collateralized mortgage obligations (a)	154,008	152,783
Federal Home Loan Bank stock	24,738	24,738
Federal Reserve Bank stock	7,452	7,452
Bankers’ Bank of the West stock	135	135

Total	$483,221	$487,513

(a)	Substantially all of the Company’s mortgage-backed securities are due in 10 years or more based on contractual maturity. The estimated weighted average life, which reflects anticipated future prepayments, is approximately 3 years for pass-through certificates and 2.5 years for collateralized mortgage obligations.

Marketable securities available for sale with a market value of approximately $308.5 million and marketable securities held to maturity with an amortized cost of approximately $19.4 million were pledged to collateralize deposits as required by law and for other purposes at December 31, 2008.

Proceeds from sales of investments in debt securities for the years ended December 31, 2008, 2007, and 2006 were $2.5 million, $71.0 million, and $99.2 million, respectively. Gross losses realized were zero in 2008, zero in 2007, and $211,000 in 2006. Gross gains realized were $68,000 in 2008, $43,000 in 2007, and $69,000 in 2006. The Company calculates gain or loss on sale of securities based on the specific identification method.

During the year ended December 31, 2008, First State recorded an other-than-temporary impairment charge of $948,000 on FHLMC preferred stock. This stock is held in the available for sale portfolio and was acquired as part of the acquisition of Front Range in March 2007, at which time it was valued at approximately $953,000.

The unrealized losses on investment securities are caused by fluctuations in market interest rates. The majority of the gross unrealized losses as of December 31, 2008, have been in an unrealized loss position for less than 12 months. The underlying cash obligations of Ginnie Mae securities are guaranteed by the U.S. government. It is the belief of the Company that Freddie Mac, Fannie Mae, and/or the municipality issuing the debt will honor its interest payment schedule, as well as the full debt at maturity. The securities are purchased by the Company for their economic value. Because the decrease in fair value is primarily due to market interest

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rates, projected cash flows are expected to be in excess of amortized cost, and because the Company has the intent and ability to hold these investments until a market price recovery, or maturity of the securities, the Company has concluded that the investments are not considered other-than-temporarily impaired.

	Less than twelve months		Greater than twelve months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
As of December 31, 2008
Mortgage-backed securities	$12,513	$87	$—	$—	$12,513	$87
Collateralized mortgage obligations	34,557	2,704	2,957	312	37,514	3,016
Obligations of states and political subdivisions	24,049	977	1,252	23	25,301	1,000

Total	$71,119	$3,768	$4,209	$335	$75,328	$4,103

As of December 31, 2007
Obligations of the U.S. government agencies	$16,596	$290	$98,835	$546	$115,431	$836
Mortgage-backed securities	17,876	—	26,946	727	44,822	727
Collateralized mortgage obligations	7,469	16	29,527	283	36,996	299
Obligations of states and political subdivisions	9,519	126	9,201	107	18,720	233

Total	$51,460	$432	$164,509	$1,663	$215,969	$2,095

5. Loans

Following is a summary of loans by major categories:

	As of December 31,
	2008	2007
	(Dollars in thousands)
Commercial	$356,769	$342,141
Consumer and other	41,474	47,372
Real estate—commercial	1,172,952	967,322
Real estate—one to four family	270,613	235,015
Real estate—construction	896,117	928,582

Loans held for investment	2,737,925	2,520,432
Mortgage loans available for sale	16,664	20,778

Total loans	$2,754,589	$2,541,210

Included in the above balances are net deferred fees of approximately $5.4 million and $6.7 million, at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, respectively, approximately $582 million and $242 million in loans were pledged as collateral for FHLB advances and FHLB letters of credit.

The Company’s loans are currently concentrated in New Mexico, Colorado, Utah, and Arizona. The loan portfolio is heavily concentrated in real estate at approximately 85%. Approximately 73% of loan charge-offs in the year ended December 31, 2008 were in the real estate category, with those real estate loan charge-offs concentrated in the real estate construction loan category. Similarly, the Company’s potential problem loans are concentrated in real estate loans, specifically the real estate construction category. Real estate construction loans comprise approximately 33% of the total loans of the Company.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2008, loans held for investment were comprised of fixed and variable rate instruments as follows:

(Dollars in thousands)
Loans at fixed rates	$610,658
Loans at variable rates	2,127,267

Total loans held for investment	$2,737,925

Loans at variable rates include loans that reprice immediately, as well as loans that reprice any time prior to maturity.

Approximate loan portfolio maturities on fixed-rate loans held for investment and repricings on variable-rate loans held for investment at December 31, 2008, are as follows:

	Within 1 year	1 to 5 Years	After 5 Years	Total
	(Dollars in thousands)
Commercial	$262,292	$83,995	$10,482	$356,769
Real estate	1,297,625	816,990	225,067	2,339,682
Consumer	20,157	16,486	4,831	41,474

Total loans held for investment	$1,580,074	$917,471	$240,380	$2,737,925

Following is a summary of changes to the allowance for loan losses:

	Years ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of year	$31,712	$23,125	$17,413
Provision charged to operations	71,618	10,267	6,993
Loans charged-off	(25,587)	(5,540)	(3,911)
Recoveries	1,964	902	502
Allowance related to acquired loans	—	2,958	2,128

Balance at end of year	$79,707	$31,712	$23,125

The recorded investment in non-accrual loans was approximately $114.1 million at December 31, 2008, $30.7 million at December 31, 2007, and $13.9 million at December 31, 2006. The average investment in non-accrual loans was approximately $76.0 million in 2008, $25.9 million in 2007, and $12.4 million in 2006. If interest on the non-accrual loans had been accrued, such income would have been approximately $5.3 million in 2008, $1.5 million in 2007, and $934,000 in 2006. Interest income recognized on the non-accrual loans was insignificant in 2008, 2007, and 2006. The recorded investment in loans past due ninety days or more and still accruing was $4.1 million at December 31, 2008. The recorded investment in loans past due ninety days or more and still accruing was insignificant at December 31, 2007 and December 31, 2006.

The recorded investment in loans, which are considered impaired and included in non-accrual loans above, was approximately $22.9 million at December 31, 2008, $12.8 million at December 31, 2007, and $5.6 million at December 31, 2006. The allowance for loan losses related to these loans was approximately $8.8 million at December 31, 2008, $4.3 million at December 31, 2007, and $2.0 million at December 31, 2006. The allowance for impaired loans is included in the allowance for loan losses.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008 and 2007, loans outstanding to certain related-party loan customers of the subsidiary bank (executive officers, directors, and principal shareholders of the Company, including their families and companies in which they are principal owners) totaled $6.5 million and $11.1 million, respectively. In the opinion of management, all transactions entered into between the Company and such related parties have been, and are, in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

6. Premises and Equipment

Following is a summary of premises and equipment, at cost:

	Estimated Useful Life (years)	As of December 31,
		2008	2007
		(Dollars in thousands)
Land	—	$9,130	$9,226
Building and leasehold improvements	1-30	51,995	52,163
Equipment	3-5	30,509	31,930

Sub-total		91,634	93,319
Less accumulated depreciation and amortization		(31,965)	(27,138)

Total premises and equipment		$59,669	$66,181

Depreciation and amortization expense on premises and equipment in 2008, 2007, and 2006 was approximately $8.0 million, $8.2 million, and $6.2 million, respectively.

7. Goodwill and Intangible Assets

The excess of cost over the fair value of the net assets of acquired banks is recorded as goodwill. As a result of the Company’s market capitalization being less than stockholders’ equity at June 30, 2008, management performed an analysis to determine whether and to what extent the Company’s goodwill may have been impaired. The Company has one reporting unit. The estimated fair value of the Company, which was less than the Company’s stockholders’ equity balance at June 30, 2008, was determined using three methods: comparable transactions; discounted cash flow models; and a market premium approach. Because of the requirements defined in paragraph 23 of SFAS 142, “Goodwill and Other Intangible Assets,” the market premium approach, based on the fair value of the Company’s common stock on June 30, 2008, plus a control premium, received significant weighting in the analysis at the June 30, 2008 testing date. The second step of the analysis compared the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to the excess. The implied fair value of the Company’s goodwill was determined in the same manner as goodwill recognized in a business combination. That is, the estimated fair value of the Company on the test date is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination with the estimated fair value of the Company representing the price paid to acquire it. The allocation process performed on the test date is only for purposes of determining the implied fair value of goodwill and no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as part of this process. Based on the analysis, it was determined that the implied fair value of the Company’s goodwill was zero, resulting in the recognition of a goodwill impairment charge to earnings of $127.4 million in June 2008. The goodwill impairment charge had no effect on the Company’s or the Bank’s cash balances or liquidity.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of the changes in the carrying amount of goodwill:

	Years ended December 31,
	2008	2007
	(Dollars in thousands)
Balance at beginning of year	$127,365	$66,185
Goodwill acquired	—	61,180
Goodwill impairment charge	(127,365)	—

Balance at end of year	$—	$127,365

The Company’s core deposit intangibles primarily relate to the acquisitions of FCIB in October 2002, Access and NMFC in January 2006, and Front Range in March 2007. Core deposit intangibles recognized in the FCIB, Access, NMFC, and Front Range acquisitions totaled approximately $881,000, $6.4 million, $3.6 million, and $11.2 million, respectively. The core deposit intangibles are being amortized over their estimated useful lives of ten years. The Company has reviewed its core deposit intangibles for potential impairment and did not find any indication of impairment.

Following is a summary of intangible assets:

	As of December 31,
	2008	2007
	(Dollars in thousands)
Core deposit intangibles	$22,132	$22,132
Accumulated amortization	(6,603)	(4,043)

Net core deposit intangibles	$15,529	$18,089

Expected future annual amortization expense related to core deposit intangibles is as follows:

Years ending December 31,
(Dollars in thousands)
2009	$2,403
2010	2,357
2011	2,254
2012	2,084
2013	1,882
Thereafter	4,549

Total expected future annual amortization expense	$15,529

8. Deposits

Following is a summary of interest-bearing deposits:

	As of December 31,
	2008	2007
	(Dollars in thousands)
Interest-bearing checking accounts	$296,732	$336,914
Money market savings	471,011	355,889
Regular savings	100,691	107,096
Time:
Denominations $100,000 and over	684,075	863,968
Denominations under $100,000	516,714	425,401

Total interest-bearing deposits	$2,069,223	$2,089,268

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2008, the scheduled maturities of all time deposits are as follows:

Years ending December 31,
(Dollars in thousands)
2009	$1,029,922
2010	89,750
2011	44,720
2012	28,343
2013	6,684
Thereafter	1,370

Total time deposits	$1,200,789

Deposits at December 31, 2008 and 2007 included approximately $403.9 million and $115.4 million, respectively, of brokered deposits. The brokered deposit balances in 2008 and 2007 include $212.2 million and $65.3 million, respectively, of CDARS reciprocal deposits which represent customer funds and are considered part of our core funding. The Bank has historically used other brokered deposits as wholesale funding sources. Because the Bank is currently considered to be “adequately capitalized” instead of “well capitalized” under regulatory guidelines, the Bank cannot currently accept, renew, or roll over brokered deposits unless a waiver is received from the FDIC. The Bank is also subject to restrictions on the interest rates that can be paid on the brokered deposits. See Note 14 for further information on regulatory matters.

9. Borrowings

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are comprised of customer deposit agreements with overnight maturities. The obligations are not federally insured but are collateralized 102% by a security interest in U.S. Treasury, U.S. government agencies, or U.S. government agency issued mortgage-backed securities. These securities are segregated and held in safekeeping by third-party banks. These securities had a market value of approximately $115.1 million and $218.8 million, at December 31, 2008 and 2007, respectively. Interest expense included in the consolidated statements of operations was approximately $2.6 million, $8.1 million, and $6.2 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Securities sold under agreements to repurchase are summarized as follows:

	Years ended December 31,
	2008	2007
	(Dollars in thousands)
Balance	$112,276	$213,270
Weighted average interest rate	0.51%	3.48%
Maximum amount outstanding at any month end	$198,030	$213,270
Average balance outstanding during the period	$175,433	$194,633
Weighted average interest rate during the period	1.51%	4.15%

Federal Funds Purchased

Federal funds purchased generally mature within one to four days from the transaction date. As of December 31, 2008 and 2007, federal funds purchased totaled zero. Interest expense included in the consolidated statements of operations was approximately $23,000, $4,000, and $3,000 for the years ended December 31, 2008, 2007, and 2006, respectively. As of December 31, 2008, the Company had available unused federal funds borrowing capacity of $85.0 million.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal Home Loan Bank Advances and Other

First Community Bank has FHLB advances and notes payable as follows:

	As of December 31,
	2008	2007
	(Dollars in thousands)
$198 million note payable to FHLB, interest at 0.05%, due on January 2, 2009	$198,000	$—
$200 million note payable to FHLB, interest at 0.50%, due on January 2, 2009	200,000	—
$30 million note payable to FHLB, interest only at 2.42% payable monthly, due on April 2, 2009	30,000	—
$30 million note payable to FHLB, interest only at 2.66%, payable monthly, due on October 2, 2009	30,000	—
$30 million note payable to FHLB, interest only at 2.73%, payable monthly, due on April 12, 2010	30,000	—
$36 million note payable to FHLB, interest at 2.00%, due on January 2, 2008	—	36,000
$20 million note payable to FHLB, interest at 4.38%, due on January 2, 2008	—	20,000
$35 million note payable to FHLB, interest at 4.35%, due on January 3, 2008	—	35,000
$45 million note payable to FHLB, interest at 4.18%, due on January 4, 2008	—	45,000
$25 million note payable to FHLB, interest at 4.22%, due on January 7, 2008	—	25,000
$30 million note payable to FHLB, interest at 4.35%, due on January 10, 2008	—	30,000
$7.5 million note payable to FHLB, interest at 5.75%, payable in monthly principal and interest installments of approximately $144,000 through August 1, 2011	4,266	5,705
$7.5 million note payable to FHLB, interest at 5.78%, payable in monthly principal and interest installments of approximately $109,000 through August 1, 2013	5,328	6,295

Total FHLB advances and other	$497,594	$203,000

All outstanding borrowings with the FHLB are collateralized by a blanket pledge agreement on the Company’s loan portfolio. As of December 31, 2008, the Company had available unused borrowing capacity from the FHLB for advances of approximately $411 million. At December 31, 2008, the Company used the FHLB as its primary source of wholesale funding. Subsequent to December 31, 2008, a laddering strategy was implemented with regard to FHLB borrowings to extend the maturities of FHLB advances with terms ranging from six months to 2.5 years. In addition, in late March, the FHLB notified the Company that it no longer has the ability to draw down additional advances. Borrowings, as they mature, will be allowed to continuously renew for like amounts, but for terms not to exceed thirty days. The Company is currently pursuing the Federal Reserve Bank discount window as a source of borrowings, which would be collateralized by commercial and industrial non-real estate loans and consumer loans under a subordination agreement with the FHLB.

Under the terms of the Bank’s agreement with the FHLB, the FHLB may at its own option call the outstanding debt due and payable if any of the following have occurred: the Bank has suspended payment to any creditor or there has been an acceleration of the maturity of any indebtedness of the Bank to others; the FHLB reasonably and in good faith determines that a material adverse change has occurred in the financial condition of the Bank; or the FHLB reasonably and in good faith deems itself insecure in the collateral even though the Bank is not otherwise in default. The Company has not received any notice from the FHLB regarding a call of its outstanding debt.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term (original term less than one year) FHLB advances are summarized as follows:

	Years ended December 31,
	2008	2007
	(Dollars in thousands)
Balance	$428,000	$191,000
Weighted average interest rate	0.43%	3.85%
Maximum amount outstanding at any month end	$448,100	$239,400
Average balance outstanding during the period	$307,588	$176,110
Weighted average interest rate during the period	2.20%	5.13%

As of December 31, 2008, the contractual maturities of FHLB advances are as follows:

Years ending December 31,
(Dollars in thousands)
2009	$460,548
2010	32,698
2011	2,279
2012	1,217
2013	852

Total FHLB advances	$497,594

10. Junior Subordinated Debentures

On August 20, 2004, the Company formed First State NM Statutory Trust III (“Trust III”) for the purpose of issuing trust preferred securities (“Trust III Securities”) in a pooled transaction to unrelated investors. Trust III issued $5,000,000 of Trust III Securities that qualify as capital for regulatory purposes that bear interest at an annual rate equal to the three-month LIBOR plus 2.25% and invested the proceeds thereof in $5,155,000 of junior subordinated deferrable interest debentures of the Company (“Trust III Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 2.25%. The Trust III Securities and Trust III Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on March 20, June 20, September 20, and December 20 (3.78% at December 31, 2008). Both the Trust III Securities and the Trust III Debentures will mature on September 20, 2034; however, they are callable at par beginning September 20, 2009. So long as there are no events of default, the Company may defer payments of interest for up to twenty consecutive interest payment periods.

On May 26, 2005, the Company formed First State NM Statutory Trust IV (“Trust IV”) for the purpose of issuing trust preferred securities (“Trust IV Securities”) in a pooled transaction to unrelated investors. Trust IV issued $10,000,000 of Trust IV Securities that qualify as capital for regulatory purposes that bear interest at an annual rate equal to the three-month LIBOR plus 1.75% and invested the proceeds thereof in $10,310,000 of junior subordinated deferrable interest debentures of the Company (“Trust IV Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 1.75%. The Trust IV Securities and the Trust IV Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on March 15, June 15, September 15, and December 15 (3.75% at December 31, 2008). Both the Trust IV Securities and the Trust IV Debentures will mature on June 15, 2035; however, they are callable at par beginning June 15, 2010. So long as there are no events of default, the Company may defer payments of interest for up to twenty consecutive interest payment periods.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 22, 2006, the Company formed First State NM Statutory Trust V (“Trust V”) for the purpose of issuing trust preferred securities (“Trust V Securities”) in a pooled transaction to unrelated investors. Trust V issued $7,500,000 of Trust V Securities that qualify as capital for regulatory purposes that bear interest at an annual rate equal to the three-month LIBOR plus 1.75% and invested the proceeds thereof in $7,732,000 of junior subordinated deferrable interest debentures of the Company (“Trust V Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 1.75%. The Trust V Securities and the Trust V Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on March 15, June 15, September 15, and December 15 (3.75% at December 31, 2008). Both the Trust V Securities and the Trust V Debentures will mature on December 15, 2036; however, they are callable at par beginning December 15, 2011. So long as there are no events of default, the Company may defer payments of interest for up to twenty consecutive interest payment periods.

On March 22, 2007, the Company formed First State NM Statutory Trust VI (“Trust VI”) for the purpose of issuing trust preferred securities (“Trust VI Securities”) in a pooled transaction to unrelated investors. Trust VI issued $20,000,000 of Trust VI Securities that qualify as capital for regulatory purposes that bear interest at an annual rate equal to the three-month LIBOR plus 1.65% and invested the proceeds thereof in $20,619,000 of junior subordinated deferrable interest debentures of the Company (“Trust VI Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 1.65%. The Trust VI Securities and the Trust VI Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on March 15, June 15, September 15, and December 15 (3.65% at December 31, 2008). Both the Trust VI Securities and the Trust VI Debentures will mature on June 15, 2037; however, they are callable at par beginning June 15, 2012. So long as there are no events of default, the Company may defer payments of interest for up to twenty consecutive interest payment periods.

On May 14, 2007, the Company formed First State NM Statutory Trust VII (“Trust VII”) for the purpose of issuing trust preferred securities (“Trust VII Securities”) in a pooled transaction to unrelated investors. Trust VII issued $21,000,000 ($10,000,000 on May 15, 2007 and $11,000,000 on June 29, 2007) of Trust VII Securities that qualify as capital for regulatory purposes that bear interest at an annual rate equal to the three-month LIBOR plus 1.45% and invested the proceeds thereof in $21,651,000 ($10,310,000 on May 15, 2007 and $11,341,000 on June 29, 2007) of junior subordinated deferrable interest debentures of the Company (“Trust VII Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 1.45%. The Trust VII Securities and the Trust VII Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on March 6, June 6, September 6, and December 6 (3.64% at December 31, 2008). Both the Trust VII Securities and the Trust VII Debentures will mature on September 6, 2037; however, they are callable at par beginning September 6, 2012. So long as there are no events of default, the Company may defer payments of interest for up to twenty consecutive interest payment periods.

On September 12, 2007, the Company formed First State NM Statutory Trust VIII (“Trust VIII”) for the purpose of issuing trust preferred securities (“Trust VIII Securities”) in a pooled transaction to unrelated investors. Trust VIII issued $22,500,000 of Trust VIII Securities that qualify as capital for regulatory purposes that bear interest at an annual rate equal to the three-month LIBOR plus 1.35% and invested the proceeds thereof in $23,196,000 of junior subordinated deferrable interest debentures of the Company (“Trust VIII Debentures”) that also bear interest at an annual rate equal to the three-month LIBOR plus 1.35%. The Trust VIII Securities and the Trust VIII Debentures provide interest only payments payable at three-month intervals with the rate adjusted quarterly on January 30, April 30, July 30, and October 30 (4.82% at December 31, 2008). Both the Trust VIII Securities and the Trust VIII Debentures will mature on October 30, 2037; however, they are callable at par beginning October 30, 2012. So long as there are no events of default, the Company may defer payments of interest for up to twenty consecutive interest payment periods.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 3, 2005, Front Range Capital formed Front Range Capital Trust II (“Front Range Trust II”) for the purpose of issuing trust preferred securities (“Front Range Trust II Securities”) in a pooled transaction to unrelated investors. Effective March 1, 2007, as a result of the Company’s acquisition of Front Range, the Company assumed all the duties, warranties, and obligations of Front Range in relation to the Front Range Trust II Securities and the Front Range Trust II Debentures. Front Range Trust II issued $9,200,000 of Front Range Trust II Securities that qualify as capital for regulatory purposes that bear interest at a fixed annual rate of 8.50% through the interest payment date on February 23, 2011 and a variable annual rate equal to the three-month LIBOR plus 3.45% thereafter and invested the proceeds thereof in $9,485,000 of junior subordinated deferrable interest debentures of Front Range (“Front Range Trust II Debentures”) that also bear interest at a fixed annual rate of 8.5% through the interest payment date on February 23, 2011 and a variable annual rate equal to the three-month LIBOR plus 3.45% thereafter. The Front Range Trust II Securities and the Front Range Trust II Debentures provide interest only payments payable at three-month intervals on February 23, May 23, August 23, and November 23. Both the Front Range Trust II Securities and the Front Range Trust II Debentures will mature on February 23, 2036; however, they are callable at par on February 23, 2011. So long as there are no events of default, payments of interest may be deferred for up to twenty consecutive interest payment periods.

In conjunction with the purchase accounting for the acquisition of Front Range, Front Range Trust II was recorded at fair value on the date of acquisition. Front Range Trust II had an initial purchase accounting adjustment of approximately $587,000. The purchase accounting adjustment for Front Range Capital Trust II is being amortized on a straight-line basis through February 2011, the date through which the securities and debentures bear interest at a fixed rate and can be called or redeemed at par. At December 31, 2008, the remaining fair value adjustment for Front Range Trust II was approximately $318,000.

In order to maintain the liquidity of the holding company and to help improve capital ratios, and pursuant to the Informal Agreement, in September 2008, the Company began notifying the holders of all of the trust preferred securities that the quarterly interest payments would be deferred, as allowed by the terms of the securities. See Note 14 below.

Junior Subordinated Debentures are summarized as follows:

	As of December 31,
	2008	2007
	(Dollars in thousands)
Junior Subordinated Debentures—Trust III	$5,155	$5,155
Junior Subordinated Debentures—Trust IV	10,310	10,310
Junior Subordinated Debentures—Trust V	7,732	7,732
Junior Subordinated Debentures—Trust VI	20,619	20,619
Junior Subordinated Debentures—Trust VII	21,651	21,651
Junior Subordinated Debentures—Trust VIII	23,196	23,196
Junior Subordinated Debentures—Front Range Capital Trust II	9,485	9,485
Purchase Accounting Adjustment	318	465

Total Junior Subordinated Debentures	$98,466	$98,613

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income Taxes

Income tax expense (benefit) consisted of the following:

	Years ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Current:
Federal	$717	$6,327	$10,862
State	310	742	1,509
Deferred:
Federal	(6,148)	5,703	380
State	(502)	540	(254)

Total expense (benefit)	$(5,623)	$13,312	$12,497

Actual income tax expense (benefit) from continuing operations differs from the “expected” tax expense (benefit) for 2008, 2007, and 2006 (computed by applying the U.S. federal corporate tax rate of 35% to income before income taxes) as follows:

	Years ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Computed “expected” tax expense (benefit)	$(55,740)	$13,342	$12,345
Increase (reduction) in income taxes resulting from:
Tax-exempt interest	(1,252)	(832)	(759)
State tax, net	(2,602)	827	981
Non-deductible goodwill	26,088	—	—
Bank-owned life insurance	(631)	(745)	(428)
Incentive stock option compensation expense	63	105	188
Change in valuation allowance	29,000	—	—
Other	(549)	615	170

Total income tax expense (benefit)	$(5,623)	$13,312	$12,497

The Company had a current income tax receivable of $6.4 million and $3.9 million at December 31, 2008 and 2007, respectively. These amounts are included in other assets in the Company’s consolidated balance sheets.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Components of deferred income tax assets and liabilities are as follows:

	As of December 31,
	2008	2007
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$25,388	$9,731
Capital loss carry-forward	195	556
Share-based compensation expense	767	549
Goodwill	11,636	—
Deferred gain on sale	998	1,160
Fair value adjustments—acquisitions	1,945	2,197
Deferred compensation	1,520	1,733
Other real estate owned	3,369	2,395
Other	228	358

Total gross deferred tax assets	46,046	18,679
Deferred tax liabilities:
Goodwill	—	7,131
Prepaid expenses	837	771
Depreciation	1,756	2,328
Core deposit intangible	5,691	6,640
Tax effect of unrealized gain on investment securities	2,194	28
Other	308	5

Total gross deferred tax liabilities	10,786	16,903
Valuation allowance	29,000	—

Net deferred tax asset (liability)	$6,260	$1,776

Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement purposes that will reverse in future periods. When uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset may be reduced by a valuation allowance. A valuation allowance of $29.0 million was established at December 31, 2008, against the deferred tax asset due to the uncertainty surrounding its utilization. In order to fully realize the net deferred tax asset on the Company’s consolidated balance sheet at December 31, 2008, of approximately $6.3 million, the Company will need to generate future taxable income of approximately $18 million. Based on the Company’s historical earnings history and management’s best estimates of future pretax income, management believes it is more likely than not that the Company will realize the benefit of the temporary differences prior to the expiration of the carry-forward or carry-back periods and further believes that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. The Company has not incurred any tax losses in the past, including 2008. If tax losses do occur in the future, for federal purposes, they can be carried back two years and carried forward twenty years. For state purposes, New Mexico and Arizona have carry-forward periods of five years, Utah has a carry-forward period of fifteen years, and Colorado has a carry-forward period of twenty years. Utah has a carry-back period of three years. To the extent future taxable income is not otherwise sufficient to realize the benefit of deferred tax assets, the Company has the ability to reallocate certain assets that generate tax-free income to assets which generate taxable income. The deferred tax assets include a capital loss carry-forward of approximately $500,000 which resulted from the sale of certain investment securities acquired from AccessBank, Ranchers Banks, and Heritage Bank. This capital loss carry-forward can only be offset by capital gains. Management of the Company believes it is more likely than not

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that the Company will realize the benefit of the capital loss carry-forward prior to the expiration of the carry-forward period. There can be no assurance, however, that the Company will generate future taxable income or capital gains or any specific level of continuing taxable income or capital gains.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes.” Under FIN 48, income tax benefits are recognized and measured based upon a two-step model. First, a tax position must be more-likely-than-not (greater than 50% likelihood of success) to be sustained upon examination in order to be recognized. Second, the benefit is measured as the largest dollar amount of that position that is more-likely-than-not to be sustained upon settlement. The Company has no material unrecognized tax benefits.

The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. No accrued interest or penalties have been booked at December 31, 2008. We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Because there are no material unrecognized tax benefits, there will not be an impact to the effective tax rate in a future period. We do not expect the total amounts of unrecognized tax benefits to increase within 12 months of the adoption of FIN 48.

Tax returns filed in previous years are subject to audit by various federal and state taxing authorities and as a result of such audits, additional tax assessments may be proposed. The following tax years remain open to income tax examination for each of the more significant jurisdictions where the Company is subject to income taxes: tax years after 2004 remain open to U.S. federal, New Mexico, and Utah income tax examination; tax years after 2003 remain open to Arizona income tax examination; and tax years after 1997 remain open to income tax examination in Colorado.

12. Stockholders’ Equity

On March 26, 2007, the Board of Directors authorized the repurchase, through a revised share repurchase program, of up to five percent of the then current 20,825,782 outstanding shares, or approximately 1,040,000 shares. As of December 31, 2008, the Company had purchased 902,700 shares under the revised program. We may purchase additional shares, the amount of which will be determined by market conditions. The Company sponsors a deferred compensation plan, which is included in the consolidated financial statements. At December 31, 2008 and 2007, the assets of the deferred compensation plan included 34,542 shares and 33,887 shares of Company common stock, respectively. Under the previously authorized repurchase program, the Company had purchased 784,100 shares, excluding the deferred compensation plan shares.

Effective June 6, 2003, the stockholders of the Company approved and the Company adopted the First State Bancorporation 2003 Equity Incentive Plan (“2003 Plan”), which provided for the granting of options to purchase up to 1,500,000 shares of the Company’s common stock. Effective June 2, 2006, the stockholders of the Company approved an amendment to the 2003 Plan to increase the number of shares available for grant from 1,500,000 to 2,000,000. Exercise dates and prices for option grants are set by the Compensation Committee of the Board of Directors. The 2003 Plan provides that stock options (which may be incentive stock options or non-qualified stock options), restricted stock, stock appreciation rights, and other awards that are valued by

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reference to Company common stock may be issued. The options granted vest over a five-year period from the date of grant unless otherwise stated and have a contractual term of the shorter of the term set in the option agreement or ten years. The 2003 Plan replaced the First State Bancorporation 1993 Stock Option Plan (“1993 Plan”), and all unissued options from the 1993 Plan are included in the total number of shares available for grant under the 2003 Plan. No outstanding awards under the 1993 Plan or the 2003 Plan may be repriced. In conjunction with the 2007 Board of Directors approval of the Key Executives Incentive Plan, 216,635 options have been issued under the 2003 Plan that will vest upon the occurrence of certain events (performance based awards). The criteria for these performance based options are measured for certain three year performance periods. In connection with the Access acquisition, the Company assumed the stock option plan of Access Anytime Bancorp, Inc. All outstanding options under the assumed plan were fully vested at the date of acquisition.

Options under the plans are as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
				(Dollars in thousands)
Outstanding at December 31, 2007	1,410,685	$16.92
Granted	432,545	8.84
Exercised	—	—
Expired	(21,000)	20.89
Forfeited	(49,250)	20.00

Outstanding at December 31, 2008	1,772,980	$14.82	6.50	$—

At December 31, 2008:
Vested and expected to vest	1,478,237	$14.90	6.43	$—
Exercisable	718,345	$15.68	4.95	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.65 as of December 31, 2008, the last business day of the year, which would have been received by the option holders had all option holders exercised their options as of that date.

For the years ended December 31, 2008, 2007, and 2006 the Company recorded approximately $841,000, $1.1 million, and $1.3 million respectively, of pretax share-based compensation expense, pursuant to the grant of options and restricted stock in salaries and employee benefits. The deferred income tax benefit associated with this compensation expense was approximately $218,000, $152,000, and $226,000 for the years ended December 31, 2008, 2007, and 2006, respectively. In addition, for the years ended December 31, 2007 and 2006, the Company received an income tax benefit of approximately $963,000 and $218,000, respectively, related to the exercise of nonqualifying employee stock options and vesting of restricted stock awards. There were no exercises of stock options during the year ended December 31, 2008, and there was no tax benefit for vesting of restricted stock, due to the decline in the market value of the Company’s common stock. At December 31, 2008 and December 31, 2007, management believed that the performance targets under the Key Executives Incentive Plan, for the first and second performance periods, January 1, 2007 to December 31, 2009, and January 1, 2008 to December 31, 2010, were not probable of achievement. Therefore, no compensation expense was recognized for these options for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, there was approximately $2.7 million of remaining unamortized share-based compensation expense associated with unvested stock options which will be expensed over a weighted average remaining service period of approximately 2.5 years.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total pretax intrinsic value of options exercised during the years ended December 31, 2007 and 2006, was approximately $2.7 million and $566,000, respectively.

Significant option groups outstanding and exercisable at December 31, 2008, and related average price and life information follows:

Grant price	Options outstanding	Weighted average remaining life (yrs)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$ 3.00 – 12.47	515,935	7.86	$8.57	108,390	$8.17
14.18 – 15.71	406,000	5.19	15.22	285,000	15.35
16.07 – 16.07	480,000	5.19	16.07	216,000	16.07
16.85 – 26.56	371,045	7.73	21.45	108,955	23.25

	1,772,980	6.50	$14.82	718,345	$15.68

The Company estimated the weighted average fair value of options granted in 2008, 2007, and 2006 to be approximately $2.59, $5.63, and $8.65, respectively, using the Black-Scholes option pricing model prescribed by SFAS 123R. The fair value of each stock option grant is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2008	2007	2006
Risk-free interest rate	3.04%	4.62%	4.81%
Expected dividend yield	3.11%	1.91%	1.25%
Expected life (years)	7.18	6.43	6.00
Expected volatility	36.87%	27.05%	29.79%

See Note 1(j) Share-Based Compensation related to SFAS 123R.

The following table summarizes our restricted stock awards activity during the year ended December 31, 2008.

	Shares	Weighted average grant date fair value
Nonvested at December 31, 2007	10,640	$20.92
Granted	—	—
Vested	(3,430)	19.55

Nonvested at December 31, 2008	7,210	$21.57

As of December 31, 2008, there was approximately $84,000 of remaining unamortized share-based compensation expense associated with restricted stock awards, which will be expensed over a weighted average remaining service period of approximately 1.7 years. The total fair value of shares vested during the years ended December 31, 2008, 2007, and 2006, was approximately $32,000, $192,000, and $206,000, respectively.

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

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Commitments and Contingencies

Employee Benefit Plans

First Community Bank sponsors an employee tax-sheltered savings plan for substantially all full-time employees, which provides a mandatory 50% match by First Community Bank of employee contributions up to a maximum of 6% of gross annual wages. Full vesting occurs after three years. The Company’s contributions to the plan totaled approximately $908,000 in 2008, $851,000 in 2007, and $732,000 in 2006.

In 2003, the Company established a nonqualified deferred compensation plan for certain of its executive employees and non-employee directors. The deferred compensation plan allows employees to contribute up to 50% of the employees’ base pay and 100% of the employees’ bonus compensation. Directors of the Company are allowed to contribute up to 100% of their compensation as a director. In addition, an employee with a vested unexercised stock award may elect to defer all or any portion of the stock award. All amounts contributed by employees or directors vest immediately. The Company’s obligation to the participants in the deferred compensation plan is limited to the balance in the deferred compensation plan. The deferred compensation plan is an unfunded, unsecured promise to pay compensation in the future. At December 31, 2008 and 2007, the total assets of the plan were $939,000 and $933,000, respectively, which included an investment of $600,000 and $594,000, respectively, in the Company’s common stock. The investment in the Company’s common stock is recorded as treasury stock in the consolidated statement of stockholders’ equity. An offsetting liability is recorded in the consolidated financial statements totaling $939,000 and $933,000. All amounts contributed are subject to an underlying trust and shall be subject to the claims of the general creditors of the Company. Because certain provisions of the plan were not in compliance with the American Jobs Creation Act of 2004 (“Act”), the plan was frozen effective December 31, 2004, and as such, there was no compensation expense for this plan for the years ended December 31, 2008, 2007, and 2006, respectively.

In 2005, the Company established a new nonqualified deferred compensation plan in compliance with the Act for certain of its highly compensated or management employees. The new plan allows employees to contribute up to 50% of the employees’ base pay and 100% of the employees’ bonus compensation. All amounts contributed by employees vest immediately. The Company’s obligation to the participants in the deferred compensation plan is limited to the balance in the deferred compensation plan. All amounts payable by the Company are in cash only. The deferred compensation plan is an unfunded, unsecured promise to pay compensation in the future. At December 31, 2008 and 2007, the total assets of the plan were $232,000 and $226,000, respectively. An offsetting liability is recorded in the consolidated financial statements totaling $232,000 and $226,000. The Company’s compensation expense was $65,000 for this plan for each of the years ended December 31, 2008, 2007, and 2006. All amounts contributed are subject to an underlying trust and shall be subject to the claims of the general creditors of the Company.

In conjunction with the Front Range acquisition, the Company assumed the liability for the deferred compensation plans of Heritage Bank. The intention of the plans was to provide certain Heritage Bank key management employees with benefits upon retirement, death, disability, or other termination of employment, including termination of employment under a change in control. Vesting was based on age and years of service. Vesting under the years of service requirement accelerated for all participants at the acquisition date. For participants terminated after the acquisition date, vesting based on age also accelerated, and monthly payments began immediately after termination. All amounts payable by the Company are in cash only. Each plan is an unfunded, unsecured promise to pay compensation in the future. The liability recorded under these agreements at December 31, 2008 and 2007 was approximately $4.4 million and $4.6 million, respectively. The expense related to these deferred compensation agreements for the years ended December 31, 2008 and 2007, was approximately $305,000 and $261,000, respectively, representing the imputed interest on the obligation.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases

The Company leases certain of its premises and equipment under noncancellable operating leases from certain related and unrelated parties. Certain of the lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight line rent expense to be recorded over the lease term. Lease renewal periods are generally not included in the initial lease term. Rent expense for the years ended December 31, 2008, 2007, and 2006, totaled approximately $7.7 million, $7.3 million, and $5.4 million, respectively. Minimum future payments under these leases at December 31, 2008, are as follows:

Years ending December 31,
(Dollars in thousands)
2009	$8,083
2010	7,311
2011	6,206
2012	5,602
2013	4,504
Thereafter	12,199

Total minimum future lease payments	$43,905

One of the Company’s branch locations was constructed on land owned by a Director of the Company, who served until June 2008. The Company is leasing the site for an initial term of 15 years. Lease payments were approximately $88,000 in 2008, $84,000 in 2007, and $82,000 in 2006. Management believes the lease is on terms similar to other third-party commercial transactions in the ordinary course of business.

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

	As of December 31,
	2008	2007
	(Dollars in thousands)
Commitments to extend credit	$404,563	$624,152
Standby letters of credit	66,756	51,726

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

Outstanding Letters of Credit

The Company has outstanding letters of credit from the FHLB that are used to secure certain governmental deposits over and above FDIC limits. At December 31, 2008, the letters of credit were fully collateralized by the Company’s Blanket Lien Collateral status with the FHLB as if they were funded FHLB advances and are summarized in the table below.

As of December 31, 2008
(Dollars in thousands)
$13 million letter of credit, expires February 19, 2009, if not renewed	$13,000
$6 million letter of credit, expires March 10, 2009, if not renewed	6,000
$20 million letter of credit, expires March 30, 2009, if not renewed	20,000
$10.2 million letter of credit, expires April 13, 2009, if not renewed	10,200
$5 million letter of credit, expires May 7, 2009, if not renewed	5,000
$15 million letter of credit, expires June 15, 2009, if not renewed	15,000
$10 million letter of credit, expires September 9, 2009, if not renewed	10,000
$5.1 million letter of credit, expires December 8, 2009, if not renewed	5,100

Total	$84,300

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

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

On September 26, 2008, the Company and the Bank voluntarily entered into an Informal Agreement with the Regulators, the Federal Reserve Bank of Kansas City and the New Mexico Financial Institutions Division. Under the terms of the Informal Agreement, the Company and or the Bank agreed, among other things, to formulate a written plan to maintain a sufficient capital position at the Bank and at the Company, including attaining a tier 1 leverage ratio of 9% and a total risk-based capital ratio of 12% at the Bank level, with no date specified for achieving those levels. In addition, the Company and the Bank have agreed to maintain an adequate allowance for loan and lease losses; not to pay any dividends; not to distribute any interest, principal or other sums on trust preferred securities; not to issue or guarantee any debt or trust preferred securities; and not to purchase or redeem any shares of the Company’s stock. This Informal Agreement can be terminated by a joint decision between the Regulators if they conclude such action is warranted. Although management believes that the Company and the Bank are in substantial compliance with the terms of the Informal Agreement, there can be no assurance that the Company and the Bank will remain in substantial compliance, or that there will not be further action by the Regulators. At December 31, 2008, the Company and the Bank were considered “adequately capitalized” under regulatory guidelines, subjecting the Company and the Bank to prompt supervisory and regulatory actions pursuant to the FDIC Improvement Act of 1991, prohibiting the Bank from accepting, renewing, or rolling over brokered deposits except with a waiver from the FDIC, and subjecting the Bank to restrictions on the interest rates that can be paid on brokered deposits. Under certain circumstances, a well capitalized or adequately capitalized institution may be treated as if the institution is in the next lower capital category. Depending on the level of capital, the Regulators and or the FDIC can institute other corrective measures to require additional capital and have broad enforcement powers to impose substantial fines and other penalties for violation of laws and regulations.

Bank regulations specify the level of dividends that can be paid by the Company and First Community Bank. During the year ended December 31, 2008, First Community Bank paid a $2.5 million dividend to First State Bancorporation and First State Bancorporation paid dividends to its shareholders of $3.6 million. In July 2008, to help improve the Company’s and the Bank’s capital ratios, the Company suspended its cash dividend to shareholders and the Bank has not declared a cash dividend to the Company since May 2008. The Company and First Community Bank are both currently precluded from paying dividends pursuant to the Informal Agreement. Future dividend payments will be dependent upon the level of earnings and/or regulatory restrictions, if any.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in regulations and set forth in the following table) to risk-weighted assets, and of Tier I capital to average total assets (leverage ratio). The regulatory capital calculation limits the amount of allowance for loan losses that is included in capital to 1.25 percent of risk-weighted assets. At December 31, 2008, the Company and the Bank had approximately $42 million of allowance for loan losses which was excluded from regulatory capital.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008

	Actual		For capital adequacy purposes		To be considered well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Consolidated	$278,650	9.4%	$236,705	8.0%	$295,881	10.0%
Bank subsidiary	278,858	9.4%	236,395	8.0%	295,494	10.0%
Tier I capital to risk-weighted assets:
Consolidated	197,828	6.7%	118,352	4.0%	177,528	6.0%
Bank subsidiary	241,394	8.2%	118,198	4.0%	177,296	6.0%
Tier I capital to average total assets:
Consolidated	197,828	5.7%	138,298	4.0%	172,873	5.0%
Bank subsidiary	241,394	7.0%	138,142	4.0%	172,678	5.0%

As of December 31, 2007

	Actual		For capital adequacy purposes		To be considered well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Consolidated	$305,957	10.3%	$237,277	8.0%	$296,597	10.0%
Bank subsidiary	300,351	10.1%	236,975	8.0%	296,219	10.0%
Tier I capital to risk-weighted assets:
Consolidated	274,245	9.3%	118,639	4.0%	177,958	6.0%
Bank subsidiary	268,639	9.1%	118,488	4.0%	177,731	6.0%
Tier I capital to average total assets:
Consolidated	274,245	8.5%	129,399	4.0%	161,749	5.0%
Bank subsidiary	268,639	8.3%	129,181	4.0%	161,476	5.0%

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Financial Information of Parent Company

The assets of First State Bancorporation, as parent company, consist primarily of the investment in the Bank and a money market savings account held in the Bank. The primary sources of the parent company’s cash revenues are dividends from the Bank along with interest received from the money market account. Following are condensed financial statements of the parent company:

Condensed Statements of Condition

	As of December 31,
	2008	2007
	(Dollars in thousands)
Assets:
Cash and due from banks	$1,973	$6,189
Investment in subsidiary	254,711	399,442
Goodwill	—	1,012
Deferred tax asset	276	337
Other assets	4,040	4,314

Total assets	$261,000	$411,294

Liabilities and equity capital:
Accounts payable and accrued expenses	$3,280	$1,819
Junior subordinated debentures	98,466	98,613

Total liabilities	101,746	100,432

Equity capital	159,254	310,862

Total liabilities and equity capital	$261,000	$411,294

Condensed Statements of Operations

	Years ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Income:
Cash dividends from subsidiary	$2,500	$5,000	$2,000
Other income	87	700	214

Total income	2,587	5,700	2,214
Expenses:
Interest expense	4,835	6,616	4,490
Legal fees	30	17	30
Loss on early redemption of debentures, net	—	449	191
Goodwill impairment	1,012	—	—
Other expense	695	690	1,440

Total expenses	6,572	7,772	6,151

Loss before income taxes and undistributed income (loss) of bank subsidiary	(3,985)	(2,072)	(3,937)
Income tax benefit	2,119	2,613	2,212
Undistributed income (loss) of bank subsidiary	(151,765)	24,266	24,500

Net income (loss)	$(153,631)	$24,807	$22,775

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	Years ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(153,631)	$24,807	$22,775
Adjustments to reconcile net income to cash provided (used) by operating activities:
Undistributed (income) loss of bank subsidiary	151,765	(24,266)	(24,500)
Share-based compensation expense	—	—	658
Goodwill impairment	1,012	—	—
Excess tax benefits from share-based compensation	—	(963)	(218)
Decrease in other assets, net	335	1,360	39
Increase in other liabilities, net	1,313	163	451

Net cash provided (used) by operating activities	794	1,101	(795)

Cash flows from investing activities:
Business acquisition, net of cash acquired	—	(71,991)	842
Issuance of trust preferred securities	—	(1,966)	232
Redemption of trust preferred securities	—	1,022	(232)

Net cash (used) provided by investing activities	—	(72,935)	842

Cash flows from financing activities:
Common stock issued	1,283	2,060	76,108
Costs associated with issuance of common stock	—	—	(927)
Common stock repurchased and deferred compensation	(6)	(18,650)	—
Payment from subsidiary bank for acquisition costs	—	—	618
Payment from subsidiary bank for stock option compensation	841	1,082	634
Capital contributions to subsidiary bank	(3,500)	(6,500)	—
Issuance of junior subordinated debentures	—	65,466	232
Redemption of junior subordinated debentures	—	(34,022)	(232)
Excess tax benefits from share-based compensation	—	963	218
Dividends paid	(3,628)	(7,162)	(5,636)

Net cash provided (used) by financing activities	(5,010)	3,237	71,015

Net change in cash and due from banks	(4,216)	(68,597)	71,062

Cash and due from banks at beginning of year	6,189	74,786	3,724

Cash and due from banks at end of year	$1,973	$6,189	$74,786

16. Fair Values of Assets and Liabilities

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment, other real estate owned, and certain other assets. These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As discussed in Note 1, the Company adopted the fair value financial accounting standards SFAS 157 and SFAS 159 as of January 1, 2008.

SFAS 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company did not elect to apply the fair value option to any financial assets or liabilities, except as already applicable under other accounting standards.

SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements. Additionally, SFAS 157 amended SFAS 107, “Disclosure about Fair Value of Financial Instruments (“SFAS 107”), and as such the Company follows SFAS 157 in determination of SFAS 107 fair value disclosure amounts. The disclosures required under SFAS 157 and SFAS 107 have been included in this note.

Under SFAS 157, the Company groups its assets and liabilities at fair values in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value of the asset or liability is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The following is a description of the valuation methodologies used for assets and liabilities that are recorded at fair value and for estimating fair value for financial instruments not recorded at fair value (SFAS 107 disclosures).

Cash and cash equivalents—Carrying value approximates fair value since the majority of these instruments are payable on demand and do not present credit concerns.

Securities available for sale—Securities available for sale are recorded at fair value on a recurring basis. For these securities, the Company obtains fair value measurements from Interactive Data Corporation (“IDC”), an independent pricing service. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are based on pricing models that vary by asset class and incorporate available trade, bid, and other market information. Because many fixed income securities do not trade on a daily basis, the pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Models are used to assess interest rate impact and develop prepayment scenarios. Relevant credit information, perceived market movements, and sector news are integrated into the pricing applications and models. Securities that are priced using these types of inputs are classified within Level 2 of the valuation hierarchy. Pricing as received from IDC is reviewed for reasonableness each quarter. In addition, the Company obtains pricing on select securities from Bloomberg and compares this pricing to the pricing obtained from IDC. No significant differences have been found.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable securities held to maturity—The estimated fair value of the majority of securities held to maturity is determined in the same manner as securities available for sale.

Federal Home Loan Bank, Federal Reserve Bank, and Bankers’ Bank of the West stock – This stock is carried at cost, which approximates fair value. The fair value determination was determined based on the ultimate recoverability of the par value of the stock and considered, among other things, any significant decline in the net assets of the institutions, scheduled dividend payments, any impact of legislative and regulatory changes, and the liquidity position of the institutions.

Loans held for investment—We do not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value for SFAS 107 disclosure purposes. The estimated fair value of the loan portfolio is calculated by discounting scheduled cash flows over the estimated maturity of loans using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or repricing terms. Credit risk is accounted for through a reduction of contractual cash flows by loss estimates of classified loans and as a component of the discount rate.

Impaired loans—Impaired loans are reported at the present value of the estimated cash flow of expected repayments discounted using the loan’s contractual interest rate or at the fair value of the underlying collateral less estimated selling costs when it is determined that the source of repayment is dependent on the underlying collateral. Collateral values are estimated using independent appraisals or internally developed estimates based on the nature of the collateral and considering similar assets or other available information. The independent appraisals are considered Level 2 inputs and the internally developed estimates are considered Level 3 inputs.

Loans held for sale—These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds based on sales contracts and commitments. At December 31, 2008, all of the Company’s loans held for sale are carried at cost.

Accrued interest receivable—Carrying value of interest receivable approximates fair value, since these instruments have short-term maturities.

Other real estate owned—These assets are reported at the lower of the investment in the related loan or the estimated fair value of the assets received. Fair value of the assets received is determined based on current market information, including independent appraisals minus estimated costs of disposition. Independent appraisals are considered Level 2 inputs.

Cash surrender value of bank-owned life insurance—The carrying value of cash surrender value of bank-owned life insurance is the amount realizable by the Company if it were to surrender the policy to the issuing company. Because the carrying value is equal to the amount the Company could realize in cash, the carrying value is considered its fair value.

Deposits—The estimated fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market deposits, approximates the amounts payable on demand at December 31, 2008 and 2007. The fair value of fixed maturity certificates of deposit is estimated by discounting the future contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

Securities sold under agreements to repurchase and federal funds purchased—The carrying value of securities sold under agreements to repurchase and federal funds purchased, which reset frequently to market interest rates, approximates fair value.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FHLB advances and other—Fair values for FHLB advances and other are estimated based on the current rates offered for similar borrowing arrangements at December 31, 2008 and 2007.

Junior subordinated debentures—The fair value of fixed junior subordinated debentures, the majority of which reset quarterly to market interest rates, is estimated by discounting the future contractual cash flows using the rates currently offered for similar borrowing arrangements.

Off-balance sheet items—The majority of our commitments to extend credit carry current market interest rates if converted to loans. Because these commitments are generally unassignable by either the borrower or the Company, they only have value to the borrower and to the Company. The estimated fair value approximates the recorded deferred fee amounts and is excluded from the SFAS 107 table because it is immaterial.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following presents information about the Company’s assets measured at fair value on a recurring basis.

Financial Assets	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Securities available for sale	$393,488	$5	$393,483	$—

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios. The valuation methodologies used to measure these fair value adjustments are described previously in this note.

	Carrying value at December 31, 2008					Year ended December 31, 2008
	(Dollars in thousands)
	Total		Level 1	Level 2	Level 3	Total Losses
Impaired loans	$22,851	(1)	$—	$20,928	$1,923	$27,941	(2)
Other real estate owned	18,894	(3)	—	18,894	—	1,496	(4)

						$29,437

(1)	Represents the carrying value of loans for which a specific reserve was recorded based on the estimated value of the collateral.
(2)	Represents the write-downs of loans during the period based on the estimated value of the collateral.
(3)	Represents the fair value of other real estate owned that is measured at net realizable value.
(4)	Represents write-downs during the period of other real estate owned subsequent to the initial classification as a foreclosed asset.

FIRST STATE BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below is a summary of fair value estimates as of December 31, 2008 and 2007, for financial instruments, as defined by SFAS 107. This table excludes financial instruments that are recorded at fair value on a recurring basis.

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$66,580	$66,584	$84,709	$84,716
Marketable securities held to maturity	63,183	61,700	103,753	103,117
Federal Home Loan Bank, Federal Reserve Bank, and Bankers’ Bank of the West stock	32,325	32,325	19,098	19,098
Loans, net	2,674,882	2,703,847	2,509,498	2,519,099
Accrued interest receivable	12,437	12,437	15,761	15,761
Cash surrender value of bank-owned life insurance	45,304	45,304	42,999	42,999
Financial liabilities:
Deposits	2,522,542	2,529,237	2,574,687	2,598,302
Securities sold under agreements to repurchase	112,276	112,276	213,270	213,270
FHLB advances	497,594	499,313	203,000	203,435
Junior subordinated debentures	98,466	98,571	98,613	97,640

17. Subsequent Event

On March 10, 2009, the Bank entered into a definitive agreement to sell its twenty full service branches in Colorado. The sale of the branches, which is subject to regulatory approval, is expected to close late in the second quarter of 2009. After the write-off of the associated core deposit intangible, and transaction costs, the transaction is expected to generate a pre-tax gain of approximately $16 million. The aggregate carrying amounts at December 31, 2008, of the loans, deposits, and fixed assets to be transferred were $444 million, $477 million, and $19 million, respectively. At December 31, 2008, the weighted average interest rates on the loans and deposits to be transferred were approximately 6.03% and 2.06%, respectively. Direct non-interest expenses related to the Colorado branches totaled approximately $20.0 million at December 31, 2008. While management believes that the sale of the Colorado branches will close, the definitive agreement provides the purchaser with walk-away provisions in the event of a material adverse change, including a decline in deposits below $430 million.