Form 10-Q
period 2009-03-31
FIRST STATE BANCORPORATION
filed 2009-05-11
CIK 897861

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-12487

FIRST STATE BANCORPORATION

(Exact name of registrant as specified in its charter)

NEW MEXICO	85-0366665
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7900 JEFFERSON NE ALBUQUERQUE, NEW MEXICO	87109
(Address of principal executive offices)	(Zip Code)

(505) 241-7500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,563,478 shares of common stock, no par value, outstanding as of May 5, 2009.

FIRST STATE BANCORPORATION AND SUBSIDIARY

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Balance Sheets

(Dollars in thousands, except share and per share amounts)

	(unaudited) March 31, 2009	December 31, 2008
Assets
Cash and due from banks	$68,052	$64,891
Interest-bearing deposits with other banks	181,021	1,593
Federal funds sold	427	96

Total cash and cash equivalents	249,500	66,580

Investment securities:
Available for sale (at fair value, amortized cost of $400,029 at March 31, 2009, and $387,713 at December 31, 2008)	405,790	393,488
Held to maturity (at amortized cost, fair value of $68,793 at March 31, 2009, and $61,700 at December 31, 2008)	69,875	63,183
Non-marketable securities, at cost	30,661	32,325

Total investment securities	506,326	488,996

Mortgage loans held for sale	22,531	16,664
Other loans held for sale	406,634	—
Loans held for investment, net of unearned interest	2,274,883	2,737,925
Less allowance for loan losses	(91,277)	(79,707)

Net loans	2,612,771	2,674,882

Premises and equipment (net of accumulated depreciation of $26,142 at March 31, 2009 and $31,965 at December 31, 2008)	38,488	59,669
Premises and equipment held for sale, net	19,063	—
Accrued interest receivable	11,473	12,437
Other real estate owned	17,754	18,894
Intangible assets (net of accumulated amortization of $7,204 at March 31, 2009, and $6,603 at December 31, 2008)	14,927	15,529
Cash surrender value of bank-owned life insurance	45,758	45,304
Net deferred tax asset	6,260	6,260
Other assets, net	27,505	26,498

Total assets	$3,549,825	$3,415,049

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$411,446	$453,319
Non-interest-bearing held for sale	85,780	—
Interest-bearing	1,835,700	2,069,223
Interest bearing held for sale	394,243	—

Total deposits	2,727,169	2,522,542

Securities sold under agreements to repurchase	60,561	112,276
Securities sold under agreements to repurchase held for sale	3,129	—
Federal Home Loan Bank advances	498,971	497,594
Junior subordinated debentures	98,429	98,466
Other liabilities	26,265	24,917

Total liabilities	3,414,524	3,255,795

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued 22,254,321 at March 31, 2009 and 22,025,214 at December 31, 2008; outstanding 20,532,979 at March 31, 2009 and 20,303,872 at December 31, 2008	223,349	222,921
Treasury stock, at cost (1,721,342 shares at March 31, 2009 and December 31, 2008)	(25,027)	(25,027)
Retained deficit	(66,593)	(42,220)
Accumulated other comprehensive income:
Unrealized gain on investment securities, net of tax	3,572	3,580

Total stockholders’ equity	135,301	159,254

Total liabilities and stockholders’ equity	$3,549,825	$3,415,049

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Operations

For the three months ended March 31, 2009 and 2008

(unaudited)

(Dollars in thousands, except per share amounts)

	Three Months ended March 31, 2009	Three Months ended March 31, 2008
Interest income:
Interest and fees on loans	$35,910	$47,194
Interest on marketable securities:
Taxable	4,142	4,806
Non-taxable	1,140	894
Federal funds sold	12	38
Interest-bearing deposits with other banks	26	37

Total interest income	41,230	52,969

Interest expense:
Deposits	11,944	17,025
Short-term borrowings	924	2,917
Long-term debt	1,089	167
Junior subordinated debentures	921	1,455

Total interest expense	14,878	21,564

Net interest income	26,352	31,405
Provision for loan losses	(33,300)	(3,900)

Net interest income (loss) after provision for loan losses	(6,948)	27,505
Non-interest income:
Service charges	3,763	2,992
Credit and debit card transaction fees	952	937
Gain (loss) on investment securities	2,754	(236)
Gain on sale of loans	1,365	1,247
Other	800	1,272

Total non-interest income	9,634	6,212

Non-interest expense:
Salaries and employee benefits	11,522	13,517
Occupancy	3,818	4,025
Data processing	1,477	1,549
Equipment	1,915	2,144
Legal, accounting, and consulting	1,354	576
Marketing	659	747
Telephone	371	493
Other real estate owned	960	502
FDIC insurance premiums	1,486	465
Amortization of intangibles	602	640
Other	2,895	3,103

Total non-interest expense	27,059	27,761

Income (loss) before income taxes	(24,373)	5,956
Income tax expense	—	2,031

Net income (loss)	$(24,373)	$3,925

Earnings (loss) per share:
Basic earnings (loss) per share	$(1.19)	$0.19

Diluted earnings (loss) per share	$(1.19)	$0.19

Dividends per common share	$—	$0.09

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Comprehensive Income (Loss)

For the three months ended March 31, 2009 and 2008

(unaudited)

(Dollars in thousands)

	Three months ended March 31, 2009	Three months ended March 31, 2008
Net (loss) income	$(24,373)	$3,925
Other comprehensive income, net of tax—unrealized holding gains on securities available for sale arising during period	1,699	2,522
Reclassification adjustment for (gains) losses included in net income	(1,707)	153

Total comprehensive (loss) income	$(24,381)	$6,600

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the three months ended March 31, 2009 and 2008

(unaudited)

(Dollars in thousands)

	Three Months ended March 31, 2009	Three Months ended March 31, 2008
Cash flows from operating activities:
Net (loss) income	$(24,373)	$3,925
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	33,300	3,900
Provision for decline in value of other real estate owned	369	151
Net loss (gain) on sale of other real estate owned	94	(28)
Depreciation and amortization	2,068	2,309
Share-based compensation expense	129	191
(Gain) loss on sale of investment securities available for sale	(2,754)	236
Loss (gain) on disposal of premises and equipment	43	(13)
Gain on sale of mortgage loans	(1,365)	(1,247)
Increase in bank-owned life insurance cash surrender value	(454)	(457)
Amortization of securities, net	2	(533)
Amortization of core deposit intangible	602	640
Mortgage loans originated for sale	(107,762)	(83,562)
Proceeds from sale of mortgage loans held for sale	103,260	84,498
Deferred income taxes	—	(813)
Decrease in accrued interest receivable	964	1,419
(Increase) decrease in other assets, net	(786)	3,641
Increase in other liabilities, net	1,318	2,191

Net cash provided by operating activities	4,655	16,448

Cash flows from investing activities:
Net decrease (increase) in loans	31,691	(70,216)
Purchases of investment securities carried at amortized cost	(8,700)	(53,550)
Maturities of investment securities carried at amortized cost	1,985	91,650
Purchases of investment securities carried at market	(106,094)	(96,448)
Maturities of investment securities carried at market	31,275	86,504
Sale of investment securities available for sale	65,279	—
Purchases of non-marketable securities carried at cost	(31)	(913)
Redemption of non-marketable securities carried at cost	1,695	—
Purchases of premises and equipment	(250)	(570)
Net proceeds from other real estate owned	3,694	1,862
Proceeds from the sale of fixed assets	4	13

Net cash provided by (used by) investing activities	20,548	(41,668)

Cash flows from financing activities:
Net increase in interest-bearing deposits	160,720	24,886
Net increase (decrease) in non-interest-bearing deposits	43,907	(18,972)
Net decrease in securities sold under agreements to repurchase	(48,586)	(25,927)
Proceeds from Federal Home Loan Bank advances	400,000	240,000
Payments on Federal Home Loan Bank advances	(398,623)	(191,588)
Proceeds from common stock issued	299	306
Dividends paid	—	(1,812)
Treasury stock	—	(3)

Net cash provided by financing activities	157,717	26,890

Increase in cash and cash equivalents	182,920	1,670
Cash and cash equivalent at beginning of period	66,580	84,709

Cash and cash equivalents at end of period	$249,500	$86,379

(Continued)

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the three months ended March 31, 2009 and 2008

(unaudited)

(Dollars in thousands)

(continued)

	Three Months ended March 31, 2009	Three Months ended March 31, 2008
Supplemental disclosure of noncash investing and financing activities:
Additions to other real estate owned in settlement of loans	$3,752	$429

Additions to loans for sale of other real estate owned	$728	$—

Transfer of loans held for investment to loans held for sale	$406,634	$—

Transfer of loans held for sale to loans held for investment	$—	$338

Transfer of premises and equipment to premises and equipment held for sale	$19,063	$—

Transfer of fixed assets to other assets	$477	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,802	$21,088

Cash received for income taxes	$—	$2,121

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Notes to Consolidated Condensed Financial Statements

(unaudited)

1.	Consolidated Condensed Financial Statements

The accompanying consolidated condensed financial statements of First State Bancorporation and subsidiary (the “Company,” “First State,” “we,” “our,” or similar terms) are unaudited and include our accounts and those of our wholly owned subsidiary, First Community Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated. Information contained in our consolidated condensed financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

In preparing the consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. These estimates and assumptions are subject to a greater degree of uncertainty as a result of current economic conditions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

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

The Company’s results of operations depend on establishing underwriting criteria to minimize loan losses and generating net interest income. The components of net interest income, interest income, and interest expense are affected by general economic conditions and by competition in the marketplace.

Liquidity

The Company’s primary sources of funds are customer and brokered deposits, loan repayments, maturities of and cash flow from investment securities, and borrowings. Borrowings may include federal funds purchased, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank, the Federal Reserve Bank discount window, the Term Auction Facility (“TAF”) from the Federal Reserve Bank, and any other borrowing arrangement that the Company is eligible to participate in. Investment securities may be used as a source of liquidity either through sale of investment securities available for sale or pledging for qualified deposits, as collateral for Federal Home Loan Bank (“FHLB”) or Federal Reserve Bank borrowings, or as collateral for other liquidity sources.

In March 2009, the FHLB, which is a significant component of the Bank’s overall liquidity structure, replaced the Bank’s blanket lien with a custody arrangement, whereby the FHLB has custody and endorsement of the loans that collateralize the FHLB borrowings. Management is in the process of delivering loans to be held as collateral for the outstanding borrowings with FHLB under the custody arrangement. Management expects to deliver commercial real estate and one to four family real estate loan collateral with approximately $900 million in par value as collateral to the FHLB. While management believes these loans will be sufficient to fully secure existing borrowings, the FHLB determines the collateral values and therefore there is no assurance that the FHLB will not require additional collateral or repayment of existing borrowings. Based on the Bank’s current status with the FHLB, the Bank does not have the ability to draw down additional advances. Based on the Bank’s agreement with the FHLB and the FHLB’s credit policy, as the existing borrowings mature, they will be allowed to continuously renew for like amounts, but for terms not to exceed thirty days.

Under the terms of the Bank’s agreement with the FHLB, the FHLB may at its own option call the outstanding debt due and payable if any of the following have occurred: the Bank has suspended payment to any creditor or there has been an acceleration of the maturity of any indebtedness of the Bank to others; the FHLB reasonably and in good faith determines that a material adverse change has occurred in the financial condition of the Bank; or the FHLB reasonably and in good faith deems itself insecure in the collateral even though the Bank is not otherwise in default. The Bank has not received any notice from the FHLB regarding a call of its outstanding debt.

Management is currently working to establish additional borrowing capacity with the Federal Reserve discount window which we anticipate will provide additional liquidity in the form of additional borrowing capacity of approximately $100 million, subject to a subordination agreement with the FHLB.

The Company’s wholesale funding sources include FHLB borrowings, securities sold under agreements to repurchase, non Certificate of Deposit Account Registry Service (“CDARS”) reciprocal brokered deposits, and subordinate debentures. These wholesale funding sources totaled $898.4 million, $899.9 million, and $589.9 million at March 31, 2009, December 31, 2008, and March 31, 2008, respectively. The increase from March 31, 2008 is primarily due to FHLB advances which increased by $247.6 million and non CDARS reciprocal brokered deposits which increased by $184.7 million, partially offset by a reduction in securities sold under agreements to repurchase of $123.7 million. As the Bank’s FHLB borrowings increased, management expanded the utilization of other wholesale funding sources which resulted in the increase of non CDARS reciprocal brokered deposits. Non CDARS reciprocal brokered deposits at March 31, 2009 increased by $45.7 million compared to December 31, 2008 and securities sold under agreements to repurchase decreased by $48.6 million.

CDARS reciprocal deposits, which are not included in the wholesale funding discussion above, increased to $210.9 million from $64.3 million at March 31, 2008, primarily due to current events surrounding the financial services industry and the additional FDIC insurance available by reciprocating these deposits. Although the CDARS reciprocal deposits are considered brokered deposits for regulatory reporting purposes, the Bank considers them to be part of its core funding as these deposits represent customer funds that are usually in excess of the FDIC insurance limit of $250,000, thereby maximizing FDIC insurance through the use of the CDARS network. CDARS reciprocal deposits totaled $212.2 million at December 31, 2008.

During the first quarter of 2009, management began taking steps to lengthen the maturities of the Company’s wholesale funding sources and, to the extent possible, evaluating other liquidity sources available to diversify the Company’s liquidity exposure. Management secured additional funding from the FHLB for terms ranging between six months and three years to stabilize the Company’s short term liquidity position. In addition, the Company lengthened the average maturities of non CDARS reciprocal brokered deposits into the fifteen month to eighteen month time horizon. Our interest-bearing deposits with other banks totaled $181.0 million at March 31, 2009. The cash is being kept on hand, rather than used to reduce FHLB borrowings, to strengthen our liquidity position. The additional liquidity that has been brought into the Bank along with our loan repayments and core deposit growth, if any, during the year will be used to support operations.

At March 31, 2009, the Company and the Bank were considered “adequately capitalized” under regulatory guidelines, subjecting both entities to prompt supervisory and regulatory actions pursuant to the FDIC Improvement Act of 1991, and prohibiting us from accepting, renewing, or rolling over brokered deposits except with a waiver from the FDIC, which the Bank is currently pursuing, and subjecting the Bank to restrictions on the interest rates that can be paid on deposits.

In the event that our deposit generation is negatively impacted by the recent drop to “adequately capitalized” management believes that sufficient cash and liquid assets are on hand to maintain operations and meet all obligations as they come due. From a liquidity standpoint, the most significant ramification of the drop in capitalized category relates to our inability to rollover or renew existing brokered deposits, including CDARS reciprocal deposits, that mature or come up for renewal while the Bank is considered adequately capitalized, without a waiver from the FDIC.

Management currently anticipates that our cash and cash equivalents, expected cash flows from operations, and borrowing capacity will be sufficient to meet our anticipated cash requirements for working capital, loan originations, capital expenditures, and other obligations for at least the next twelve months.

2.	New Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1. This FSP amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Management did not early adopt and does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have any impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly and reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009, but only if the entity early adopts FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Management did not early adopt and does not expect the adoption of FSP FAS 157-4 to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and significantly changes the existing impairment model for such securities. The current “intent and ability” indicator has been modified and other factors have been incorporated to determine whether a debt security is other-than-temporarily impaired. The FSP also changes the trigger used to assess the collectability of cash flows from “probable that the investor will be unable to collect all amounts due” to “the entity does not expect to recover the entire amortized cost basis of the security.” Disclosures about other-than-temporarily impaired debt and equity securities have been expanded and are required for interim and annual reporting periods. FSP FAS 115-2 and FAS

124-2 is effective for interim and annual reporting periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009, but only if the entity early adopts FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Management did not early adopt and does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on the Company’s consolidated financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue 99-20”. FSP EITF 99-20-1 amends the impairment guidance in EITF Issue 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and is applied prospectively. Retrospective application is not permitted. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s consolidated financial statements.

3.	Colorado Branch Sale

On March 10, 2009, the Bank entered into a definitive agreement to sell its twenty full service branches in Colorado. The sale of the branches, which is subject to regulatory approval, is expected to close late in the second quarter of 2009. After the write-off of the associated core deposit intangible of $8.7 million, and transaction costs, the transaction is expected to generate a pre-tax gain of approximately $21 million. The aggregate carrying amount at March 31, 2009, of the loans to be transferred was $406.6 million, consisting of $415.1 million in total loans, offset by the associated allowance for loan losses of approximately $8.5 million. The aggregate carrying amounts of the deposits, securities sold under agreements to repurchase, and premises and equipment to be transferred were $480 million, $3.1 million, and $19.1 million, respectively. The loans, deposits, securities sold under agreements to repurchase, and premises and equipment have been classified as held for sale on the consolidated balance sheet. At March 31, 2009, the weighted average interest rates on the loans and deposits, including securities sold under agreements to repurchase, to be transferred were approximately 5.98% and 1.92%, respectively. While management believes that the sale of the Colorado branches will close, the definitive agreement provides the purchaser with walk-away provisions in the event of a material adverse change, including a decline in deposits below $430 million. The Company expects to incur associated costs of approximately $1.3 million, approximately $400,000 of which was incurred in the three months ended March 31, 2009.

4.	Earnings (Loss) per Common Share

Basic earnings (loss) per share are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted earnings (loss) per share are calculated by increasing the basic earnings (loss) per share denominator by the number of additional common shares that would have been outstanding if dilutive potential common shares for options had been issued.

The following is a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share for the three months ended March 31:

	Three Months Ended March 31,
	2009			2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except share and per share amounts)
Basic EPS:
Net income (loss)	$(24,373)	20,468,411	$(1.19)	$3,925	20,135,032	$0.19

Effect of dilutive securities
Options	—	—		—	22,707

Diluted EPS:
Net income (loss)	$(24,373)	20,468,411	$(1.19)	$3,925	20,157,739	$0.19

Due to the net loss for the three-month period ended March 31, 2009, 1,556,345 weighted average stock options outstanding were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three-month period ended March 31, 2008, approximately 1,219,930 weighted average stock options outstanding were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were equal to or greater than the average share price of the common shares, and therefore, their inclusion would have been antidilutive.

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

Securities available for sale – Securities available for sale are recorded at fair value on a recurring basis. For these securities, the Company obtains fair value measurements from Interactive Data Corporation (“IDC”), an independent pricing service. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are based on pricing models that vary by asset class and incorporate available trade, bid, and other market information. Because many fixed income securities do not trade on a daily basis, the pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Models are used to assess interest rate impact and develop prepayment scenarios. Relevant credit information, perceived market movements, and sector news are integrated into the pricing applications and models. Securities that are priced using these types of inputs are classified within Level 2 of the valuation hierarchy. Pricing as received from IDC is reviewed for reasonableness each quarter. In addition, the Company obtains pricing on select securities from Bloomberg and compares this pricing to the pricing obtained from IDC. No significant differences have been found.

Impaired loans – Impaired loans are reported at the present value of the estimated cash flow of expected repayments discounted using the loan’s contractual interest rate or at the fair value of the underlying collateral less estimated selling costs when it is determined that the source of repayment is dependent on the underlying collateral. Collateral values are estimated using independent appraisals or internally developed estimates based on the nature of the collateral and considering similar assets or other available information. The independent appraisals are considered Level 2 inputs as these appraisals generally utilize observable sales transactions for comparable properties. Internally developed estimates are considered Level 3 inputs.

Loans held for sale – These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds based on sales contracts and commitments. At March 31, 2009, all of the Company’s loans held for sale are carried at cost, as generally, cost is less than the price at which we commit to sell the loan to the permanent investor.

Other real estate owned – These assets are reported at the lower of the investment in the related loan or the estimated fair value of the assets received. Fair value of the assets received is determined based on current market information, including independent appraisals minus estimated costs of disposition. Independent appraisals are considered Level 2 inputs, as these appraisals generally utilize observable sales transactions for comparable properties.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial Assets	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Securities available for sale	$405,790	$5	$405,785	$—

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

	Carrying value at March 31, 2009					Period ended March 31, 2009
	(Dollars in thousands)
	Total		Level 1	Level 2	Level 3	Total Losses
Impaired loans	$33,147	(1)	$—	$31,056	$2,091	$13,583	(2)

Other real estate owned	17,754	(3)	—	17,754	—	369	(4)

						$13,952

(1)	Represents the carrying value of loans for which a specific reserve was recorded based on the estimated value of the collateral.
(2)	Represents the write-downs of loans during the period based on the estimated value of the collateral.
(3)	Represents the fair value of other real estate owned that is measured at fair value less costs to sell.
(4)	Represents write-downs during the period of other real estate owned subsequent to the initial classification as a foreclosed asset.

6.	Guarantees and Commitments

In the normal course of business, various commitments and contingent liabilities are outstanding, such as standby letters of credit and commitments to extend credit. These financial instruments with off-balance sheet risk are not reflected in the consolidated financial statements.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit amounting to $318.8 million were outstanding at March 31, 2009.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Standby letters of credit amounting to $46.5 million were outstanding at March 31, 2009.

The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

7.	Regulatory Matters

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

On September 26, 2008, the Company and the Bank voluntarily entered into an Informal Agreement with the Regulators, the Federal Reserve Bank of Kansas City and the New Mexico Financial Institutions Division. Under the terms of the Informal Agreement, the Company and or the Bank agreed, among other things, to formulate a written plan to maintain a sufficient capital position at the Bank and at the Company, including attaining a tier 1 leverage ratio of 9% and a total risk-based capital ratio of 12% at the Bank level, with no date specified for achieving those levels. In addition, the Company and the Bank have agreed to maintain an adequate allowance for loan and lease losses; not to pay any dividends; not to distribute any interest, principal or other sums on trust preferred securities; not to issue or guarantee any debt or trust preferred securities; and not to purchase or redeem any shares of the Company’s stock. This Informal Agreement can be terminated by a joint decision between the Regulators if they conclude such action is warranted. Although management believes that the Company and the Bank are in substantial compliance with the terms of the Informal Agreement, there can be no assurance that the Company and the Bank will remain in substantial compliance, or that there will not be further action by the Regulators. At March 31, 2009, the Company and the Bank were considered “adequately capitalized” under regulatory guidelines, subjecting the Company and the Bank to prompt supervisory and regulatory actions pursuant to the FDIC Improvement Act of 1991, prohibiting the Bank from accepting, renewing, or rolling over brokered deposits except with a waiver from the FDIC, and subjecting the Bank to restrictions on the interest rates that can be paid on deposits. Under certain circumstances, a well capitalized or adequately capitalized institution may be treated as if the institution is in the next lower capital category. Depending on the level of capital, the Regulators and or the FDIC can institute other corrective measures to require additional capital and have broad enforcement powers to impose substantial fines and other penalties for violation of laws and regulations.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in regulations and set forth in the following table) to risk-weighted assets, and of Tier I capital to average total assets (leverage ratio). The regulatory capital calculation limits the amount of allowance for loan losses that is included in capital to 1.25 percent of risk-weighted assets. At March 31, 2009, the Company and the Bank had approximately $55 million of allowance for loan losses which was excluded from regulatory capital.

As of March 31, 2009	Actual		For capital adequacy purposes		To be considered well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Consolidated	$253,920	8.9%	$228,229	8.0%	$285,287	10.0%
Bank subsidiary	257,046	9.0%	227,918	8.0%	284,897	10.0%
Tier I capital to risk-weighted assets:
Consolidated	166,283	5.8%	114,115	4.0%	171,172	6.0%
Bank subsidiary	220,747	7.8%	113,959	4.0%	170,938	6.0%
Tier I capital to average total assets:
Consolidated	166,283	4.9%	136,383	4.0%	170,479	5.0%
Bank subsidiary	220,747	6.5%	136,221	4.0%	170,276	5.0%

8.	Federal Home Loan Bank Advances

First Community Bank has FHLB advances as follows:

	As of March 31, 2009	As of December 31, 2008
	(Dollars in thousands)
$198 million note payable to FHLB, interest at 0.05%, due on January 2, 2009	$—	$198,000

$200 million note payable to FHLB, interest at 0.50%, due on January 2, 2009	—	200,000

$30 million note payable to FHLB, interest only at 2.42% payable monthly, due on April 2, 2009	30,000	30,000
$30 million note payable to FHLB, interest only at 2.66%, payable monthly, due on October 2, 2009	30,000	30,000
$30 million note payable to FHLB, interest only at 2.73%, payable monthly, due on April 12, 2010	30,000	30,000
$75 million note payable to FHLB, interest only at 1.85% payable monthly, due on January 29, 2010	75,000	—
$75 million note payable to FHLB, interest only at 1.00% payable monthly, due on July 30, 2009	75,000	—
$25 million note payable to FHLB, interest only at 2.07% payable monthly, due on July 30, 2010	25,000	—
$25 million note payable to FHLB, interest only at 2.34% payable monthly, due on January 31, 2011	25,000	—
$50 million note payable to FHLB, interest only at 2.48% payable monthly, due on February 28, 2011	50,000	—
$75 million note payable to FHLB, interest only at 2.66% payable monthly, due on August 29, 2011	75,000	—
$75 million note payable to FHLB, interest only at 2.27% payable monthly, due on September 20, 2010	75,000	—
$7.5 million note payable to FHLB, interest at 5.75%, payable in monthly principal and interest installments of approximately $144,000 through August 1, 2011	3,894	4,266
$7.5 million note payable to FHLB, interest at 5.78%, payable in monthly principal and interest installments of approximately $109,000 through August 1, 2013	5,077	5,328

Total	$498,971	$497,594

As of March 31, 2009, the contractual maturities of FHLB advances are as follows:

(Dollars in thousands)
2009	$136,925
2010	207,698
2011	152,278
2012	1,218
2013	852

Total	$498,971

9.	Income Taxes

There was no income tax expense for the three months ended March 31, 2009, as the net operating loss and other net deferred tax assets were fully offset by a deferred tax asset valuation allowance. SFAS 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if based on the available evidence, it is more likely than not that such assets will be not be realized. A valuation allowance of $29.0 million was established at December 31, 2008. The valuation allowance at March 31, 2009 was $35.9 million.

10.	Allowance for Loan Losses

The following is a summary of changes to the allowance for loan losses.

ALLOWANCE FOR LOAN LOSSES:	Three months ended March 31, 2009	Year ended December 31, 2008	Three months ended March 31, 2008
	(Dollars in thousands)
Balance beginning of period	$79,707	$31,712	$31,712
Allowance related to other loans held for sale	(8,469)	—	—
Provision charged to operations	33,300	71,618	3,900
Loans charged-off	(14,303)	(25,587)	(1,809)
Recoveries	1,042	1,964	693

Balance end of period	$91,277	$79,707	$34,496

The increase in the level of provision for loan losses is due to increased non-performing assets, net charge-offs, and growth of the loan portfolio. The recorded investment in non-accrual loans was approximately $163.6 million, $114.1 million and $49.7 million at March 31, 2009, December 31, 2008, and March 31, 2008, respectively.

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

All statements, other than statements of historical fact, included in this Form 10-Q which relate to performance, development or activities that we expect or anticipate will or may happen in the future, are forward looking statements. The discussions regarding our growth strategy, expansion of operations in our markets, acquisitions, dispositions, competition, loan and deposit growth, timing of new branch openings, capital expectations, and response to consolidation in the banking industry include forward-looking statements. Other forward-looking statements may be identified by the use of forward-looking words such as “believe,” “expect,” “may,” “might,” “will,” “should,” “seek,” “could,” “approximately,” “intend,” “plan,” “estimate,” or “anticipate” or the negative of those words or other similar expressions.

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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. These factors are included in our Form 10K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

Consolidated Condensed Balance Sheets

Our total assets increased by $135 million from $3.415 billion as of December 31, 2008 to $3.550 billion as of March 31, 2009. The increase in total assets is primarily due to a $179.4 million increase in interest-bearing deposits with other banks, partially offset by a $62 million decrease in net loans. The increase in interest-bearing cash is a result of an increase in deposits, including a $45.7 million increase in brokered deposits. Money market savings accounts and non-interest bearing demand accounts increased by $91 million and $43.9 million, respectively, but were partially offset by the decrease in securities sold under agreements to repurchase of $48.6 million. Although we experienced a significant increase in total deposits, FHLB advances were maintained at a level consistent with December 31, 2008, to strengthen our liquidity position by keeping cash on hand. Also, see “Liquidity” below.

The following table presents the amounts of our loans, by category, at the dates indicated.

	March 31, 2009		December 31, 2008		March 31, 2008
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$342,963	12.7%	$356,769	13.0%	$354,723	13.6%
Real estate – commercial	1,146,975	42.5%	1,172,952	42.6%	963,664	36.9%
Real estate – one- to four-family	270,114	10.0%	270,613	9.8%	242,302	9.3%
Real estate – construction	882,733	32.6%	896,117	32.5%	982,847	37.6%
Consumer and other	38,732	1.4%	41,474	1.5%	45,905	1.8%
Mortgage loans available for sale	22,531	0.8%	16,664	0.6%	20,751	0.8%

Total	$2,704,048	100.0%	$2,754,589	100.0%	$2,610,192	100.0%

Of the $2.7 billion in total loans, $406.6 million are held for sale as they are included in the anticipated sale of our Colorado branches.

The following table represents customer deposits, by category, at the dates indicated.

	March 31, 2009		December 31, 2008		March 31, 2008
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Non-interest-bearing	$497,226	18.2%	$453,319	18.0%	$466,447	18.1%
Interest-bearing demand	302,056	11.1%	296,732	11.8%	331,072	12.8%
Money market savings accounts	562,060	20.6%	471,011	18.6%	471,704	18.3%
Regular savings	103,952	3.8%	100,691	4.0%	109,610	4.3%
Certificates of deposit less than $100,000	328,136	12.0%	325,110	12.9%	372,136	14.4%
Certificates of deposit greater than $100,000	485,527	17.9%	471,826	18.7%	712,726	27.6%
CDARS Reciprocal deposits	210,920	7.7%	212,249	8.4%	64,307	2.5%
Brokered deposits	237,292	8.7%	191,604	7.6%	52,599	2.0%

Total	$2,727,169	100.0%	$2,522,542	100.0%	$2,580,601	100.0%

Of the $2.7 billion in total deposits, $85.8 million of non-interest bearing deposits and $394.2 million of interest-bearing deposits are held for sale as they are included in the anticipated sale of our Colorado branches.

Consolidated Results of Operations For the Three Months Ended March 31, 2009

Our net loss for the three months ended March 31, 2009 was $24.4 million, or $(1.19) per diluted share, compared to net income of $3.9 million or $0.19 per diluted share for the same period in 2008. The net loss for the three months ended March 31, 2009 resulted primarily from the level of provision for loans losses due to increased non-performing assets and charge-offs.

Our net interest income decreased approximately $5.0 million to $26.4 million for the three months ended March 31, 2009, compared to $31.4 million for the same period in 2008. This decrease was composed of an $11.7 million decrease in total interest income, partially offset by a $6.7 million decrease in total interest expense.

The decrease in total interest income was composed of a decrease of $15.1 million due to a 1.83% decrease in the yield on average interest-earning assets, partially offset by an increase of $3.4 million due to increased average interest earning assets of $199.1 million. The increase in average earning assets occurred primarily in loans, due to the organic growth that occurred from March 31, 2008 to March 31, 2009.

The decrease in total interest expense was composed of a decrease of $10.0 million due to a 1.16% decrease in the cost of interest-bearing liabilities, partially offset by an increase of $3.3 million due to increased average interest-bearing liabilities of $174.9 million. The increase in average interest-bearing liabilities was primarily due to an increase in average interest-bearing deposits of $38.4 million, an increase in average short-term borrowings of $67.9 million, and an increase in long-term debt of $149.0 million, partially offset by a decrease in federal funds purchased and securities sold under agreement to repurchase of $80.2 million. Average short-term and long-term borrowings increased as the overall growth in our loan portfolio from March 31, 2008 to March 31, 2009 exceeded our ability to generate deposits. The decrease in average federal funds purchased and securities sold under agreements to repurchase was primarily due to a general decrease in securities sold under agreements to repurchase, caused primarily by a shift in depositors’ funds into higher rate deposit products including money market savings accounts, interest-bearing demand accounts, and certificates of deposit.

Our net interest margin was 3.27% and 4.12% for the first quarter of 2009 and 2008, respectively. The decrease in the net interest margin is primarily due to the decrease in the federal funds target rate that began in September 2007 and continued through December 2008. The Federal Reserve Bank has lowered the federal funds target rate by 500 basis points since September 2007, leading to an equal decrease in the prime lending rate. A significant portion of our loan portfolio is tied directly to the prime lending rate and adjusts daily when there is a change in the prime lending rate. The rates paid on customer deposits are influenced more by competition in our markets and tend to lag behind Federal Reserve Bank action in both timing and magnitude, particularly in this very low rate environment. In conjunction with the Federal Reserve Bank’s lower target rates, we have lowered selected deposit rates, but remain competitive in the markets we serve. Our asset sensitivity combined with the fact that deposit repricing is slow and minimal because of the low rate environment has had a negative impact on the margin. The increase in the level of non-accrual loans has also negatively impacted the net interest margin. Over the last year, and due to overall market conditions, our overall balance sheet mix has changed. We are currently targeting a loan to deposit ratio below 100%, but due to the strong loan growth in the first half of 2008, combined with a difficult deposit generating environment, the total amount of loans that exceed our deposits has grown, requiring us to utilize additional funding sources beginning in the second half of 2008. These circumstances have resulted in an increase in average borrowings of approximately $217 million since March 31, 2008, and contributed to the compression in our net interest margin. Although our borrowing rates have decreased, our core deposits, including non-interest bearing accounts provide for a lower overall funding source. In addition, in the first quarter of 2009, in order to strengthen our liquidity position, we issued additional brokered deposits and borrowed additional funds from the FHLB, resulting in an increase in lower yielding cash on the balance sheet. We have also lengthened the maturities of our newly issued brokered deposits and FHLB borrowings over the next two to three years to further strengthen our liquidity position. Although these activities may cause further margin compression, we believe that the improvement in our current liquidity position clearly outweighs the potential margin compression that could occur over the next few quarters. The extent of future changes in our net interest margin will depend on the amount and timing of any Federal Reserve rate changes, our overall liquidity position, our non-performing asset levels, our ability to manage the cost of interest-bearing liabilities, and our ability to stay competitive in the markets we serve.

Given current economic conditions and trends, we may continue to experience asset quality deterioration and higher levels of nonperforming loans in the near-term, as well as continued compression in our net interest margin, which would result in continued negative earnings and financial condition pressures.

Non-interest Income

An analysis of the components of non-interest income is presented in the table below.

(Dollars in thousands)	First Quarter Ended March 31,		$ Change	% Change
	2009	2008
Service charges	$3,763	$2,992	$771	26%
Credit and debit card transaction fees	952	937	15	2
Gain (loss) on investment securities	2,754	(236)	2,990	1,267
Gain on sale of mortgage loans	1,365	1,247	118	10
Other	800	1,272	(472)	(37)

	$9,634	$6,212	$3,422	55%

The increase in service charges on deposit accounts is primarily due to an increase in NSF fees charged per occurrence, a reduction in fees waived from deposit accounts, and an increase in account analysis fees.

The increase in gain on investment securities is due to an increase in sales of investment securities during the period. During the first quarter of 2009, certain securities were sold at a gain as part of our continued efforts to bolster capital. The 2008 loss on investment securities includes an other-than-temporary charge of $333,000 on FHLMC preferred stock, held in the available for sale portfolio and acquired as part of the acquisition of Front Range Capital Corporation in March 2007.

The decrease in other non-interest income is primarily due to a decrease in official check outsourcing fee income as official check processing was brought in-house in the fourth quarter of 2008. The decrease is also attributable to the redemption of VISA stock that occurred in the first quarter of 2008.

Non-interest Expenses

An analysis of the components of non-interest expense is presented in the table below.

(Dollars in thousands)	First Quarter Ended March 31,		$ Change	% Change
	2009	2008
Salaries and employee benefits	$11,522	$13,517	$(1,995)	(15)%
Occupancy	3,818	4,025	(207)	(5)
Data processing	1,477	1,549	(72)	(5)
Equipment	1,915	2,144	(229)	(11)
Legal, accounting, and consulting	1,354	576	778	135
Marketing	659	747	(88)	(12)
Telephone	371	493	(122)	(25)
Other real estate owned	960	502	458	91
FDIC insurance premiums	1,486	465	1,021	220
Amortization of intangibles	602	640	(38)	(6)
Other	2,895	3,103	(208)	(7)

	$27,059	$27,761	$(702)	(3)%

The decrease in salaries and benefits is primarily due to a decrease in headcount. At March 31, 2009, full time equivalent employees totaled 775, compared to 873 at March 31, 2008. The decrease is also due to a decrease in share-based compensation expense, a decrease in incentive bonus expense, a decrease in self-insured medical and dental claims, and a decrease in expenses related to temporary help.

The increase in legal, accounting, and consulting is primarily due to legal and investment banking costs incurred in connection with the pending sale of our Colorado branches, and consultation costs related to a staffing model that was prepared in connection with our continued efforts to control non-interest expenses.

The increase in other real estate owned is primarily due to an increase in write-downs of properties to reflect their estimated fair values and an increase in losses on sales of properties.

The increase in FDIC insurance premiums is due to new FDIC assessment rates that took effect on January 1, 2009, as well as an increase in deposits. In February 2009, the FDIC adopted an additional final rule which includes an additional uniform two basis point increase as well as other adjustments that will take effect on April 1, 2009. In conjunction with the February ruling, the FDIC also adopted an interim rule, imposing a twenty basis point emergency special assessment on June 30, 2009, to be collected on September 30, 2009. The interim rule also permits the imposition of an additional emergency special assessment after June 30, 2009, of up to ten basis points. In May 2009, the U.S. Senate passed a bill that will increase the FDIC’s Treasury borrowing authority from $30 billion to $100 billion, allowing the FDIC to cuts its planned special assessment from twenty basis points to ten basis points. Based on the above, we expect our 2009 FDIC insurance premiums to be approximately $10 million, including the ten basis point emergency assessment. This estimate could change, depending on our level of deposits or further rulemaking.

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

ALLOWANCE FOR LOAN LOSSES:	Three months ended March 31, 2009	Year ended December 31, 2008	Three months ended March 31, 2008
	(Dollars in thousands)
Balance beginning of period	$79,707	$31,712	$31,712
Allowance related to other loans held for sale	(8,469)	—	—
Provision for loan losses	33,300	71,618	3,900
Net charge-offs	(13,261)	(23,623)	(1,116)

Balance end of period	$91,277	$79,707	$34,496

Allowance for loan losses to total loans held for investment	4.01%	2.91%	1.33%
Allowance for loan losses to non-performing loans	56%	67%	69%

NON-PERFORMING ASSETS:	March 31, 2009	December 31, 2008	March 31, 2008
	(Dollars in thousands)
Accruing loans – 90 days past due	$2	$4,139	$553
Non-accrual loans	163,585	114,138	49,748

Total non-performing loans	163,587	118,277	50,301
Other real estate owned	17,754	18,894	16,551

Total non-performing assets	$181,341	$137,171	$66,852

Potential problem loans	$246,200	$130,884	$71,862
Total non-performing assets to total assets	5.11%	4.02%	1.93%

Our provision for loan losses was $33.3 million for the first quarter of 2009, compared to $3.9 million for the first quarter of 2008. The increase is primarily a result of an increase in net charge-offs, an increase in non-performing loans, and growth of the portfolio. The allowance for loan losses to non-performing loans decreased from 67% at December 31, 2008 to 56% at March 31, 2009, partially due to the offset of the $8.5 million allowance attributable to the loans available for sale included in the anticipated sale of our Colorado branches, all of which are performing credits. Non-performing loans increased by $45.3 million since December 31, 2008, while the $33.3 million provision for loan losses for the three months ended March 31, 2009 exceeded the net charge-offs for the quarter by approximately $20 million, further contributing to the decrease in the ratio of the allowance for loan losses to non-performing loans. In addition, approximately 95% of our non-performing loans are secured by real estate, where fair value is determined based on appraisals, mitigating our loss exposure compared to commercial and industrial or consumer loans where the collateral is less tangible. Approximately 40% of our non-performing loans are in New Mexico, approximately 28% are in Colorado, approximately 26% are in Utah, and approximately 6% are in Arizona. In assessing the adequacy of the allowance, management reviews the size, quality, and risks of loans in the portfolio, and considers factors such as specific known risks, past experience, the status and amount of non-performing assets, and economic conditions.

Our loan portfolio remains heavily concentrated in real estate at 86%. Our market exposure in the real-estate construction industry at March 31, 2009 was approximately $882.7 million. Of the $882.7 million of real estate construction loans, approximately 46% of these loans are related to residential construction and approximately 54% are for commercial purposes or vacant land. Approximately 53% of our real estate construction loans are in New Mexico, approximately 20% are in Colorado, approximately 19% are in Utah, and approximately 8% are in Arizona.

Given current economic conditions and trends, we may continue to experience asset quality deterioration and higher levels of nonperforming loans in the near-term, which would result in continued negative earnings and financial condition pressures.

We sell virtually all of the residential mortgage loans that we originate and we have no securities that are backed by sub-prime mortgages.

Potential problem loans are loans not included in non-performing loans that we have doubts as to the ability of the borrowers to comply with present loan repayment terms.

Liquidity

Our liquidity management objective is to ensure our ability to satisfy cash flow requirements of depositors and borrowers, and to allow us to sustain our operations. Our primary sources of funds are customer and brokered deposits, loan repayments, maturities of and cash flow from investment securities, and borrowings. Borrowings may include federal funds purchased, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank, the Federal Reserve Bank discount window, the Term Auction Facility (“TAF”) from the Federal Reserve Bank, and any other borrowing arrangement that we are eligible to participate in. Investment securities may be used as a source of liquidity either through sale of investment securities available for sale or pledging for qualified deposits, as collateral for Federal Home Loan Bank or Federal Reserve Bank borrowings, or as collateral for other liquidity sources.

In March 2009, the FHLB, which is a significant component of our overall liquidity structure, replaced our blanket lien with a custody arrangement, whereby the FHLB has custody and endorsement of the loans that collateralize the FHLB borrowings. Management is in the process of delivering loans to be held as collateral for the outstanding borrowings with FHLB under the custody arrangement. Management expects to deliver commercial real estate and one to four family real estate loan collateral with approximately $900 million in par value as collateral to the FHLB. While management believes these loans will be sufficient to fully secure existing borrowings, the FHLB determines the collateral values and therefore there is no assurance that the FHLB will not require additional collateral or repayment of existing borrowings. Based on our current status with the FHLB, we do not have the ability to draw down additional advances. Based on our agreement with the FHLB and the FHLB’s credit policy, as the existing borrowings mature, they will be allowed to continuously renew for like amounts, but for terms not to exceed thirty days.

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

We are focused on managing our liquidity exposure by decreasing our overall risk weighted assets and utilizing the various liquidity sources available to us and are currently working to establish additional borrowing capacity with the Federal Reserve discount window which we anticipate will provide additional liquidity in the form of additional borrowing capacity of approximately $100 million, subject to a subordination agreement with the FHLB.

Our wholesale funding sources include FHLB borrowings, securities sold under agreements to repurchase, non CDARS reciprocal brokered deposits, and subordinate debentures. These wholesale funding sources totaled $898.4 million, $899.9 million, and $589.9 million at March 31, 2009, December 31, 2008, and March 31, 2008, respectively. The increase from March 31, 2008 is primarily due to FHLB advances which increased by $247.6 million and non CDARS reciprocal brokered deposits which increased by $184.7 million, partially offset by a reduction in securities sold under agreements to repurchase of $123.7 million. As our FHLB borrowings increased, management expanded our utilization of other wholesale funding sources which resulted in the increase of non CDARS reciprocal brokered deposits. Non CDARS reciprocal brokered deposits at March 31, 2009 increased by $45.7 million compared to December 31, 2008 and securities sold under agreements to repurchase decreased by $48.6 million.

CDARS reciprocal deposits, which are not included in the wholesale funding discussion above, increased to $210.9 million from $64.3 million at March 31, 2008, primarily due to current events surrounding the financial services industry and the additional FDIC insurance available by reciprocating these deposits. Although the CDARS reciprocal deposits are considered brokered deposits for regulatory reporting purposes, we consider them to be part of our core funding as these deposits represent customer funds that are usually in excess of the FDIC insurance limit of $250,000, thereby maximizing FDIC insurance through the use of the CDARS network. CDARS reciprocal deposits totaled $212.2 million at December 31, 2008.

During the first quarter of 2009, we began taking steps to lengthen the maturities of our wholesale funding sources and, to the extent possible, evaluating other liquidity sources available to us to diversify our liquidity exposure. Management secured additional funding from the FHLB for terms ranging between six months and three years to stabilize our short term liquidity position, as having the additional funds in the Bank in the current environment outweighed any potential rate benefit foregone if the short end of the rate curve drops further. In addition, we lengthened the average maturities of our non CDARS reciprocal brokered deposits into the fifteen month to eighteen month time horizon, strengthening our short term liquidity position. Our interest-bearing deposits with other banks totaled $181.0 million at March 31, 2009. The cash is being kept on hand, rather than used to reduce FHLB borrowings, to strengthen our liquidity position. The additional liquidity that has been brought into the Bank along with our loan repayments and core deposit growth, if any, during the year will be used to support operations.

At March 31, 2009, we were considered “adequately capitalized” under regulatory guidelines, subjecting the Company and the Bank to prompt supervisory and regulatory actions pursuant to the FDIC Improvement Act of 1991, and prohibiting us from accepting, renewing, or rolling over brokered deposits except with a waiver from the FDIC, which we are currently pursuing, and subjecting the Bank to restrictions on the interest rates that can be paid on deposits.

We believe that the sale of our Colorado branches will return us to “well capitalized” at June 30, 2009. However, in the event that our deposit generation is negatively impacted by our recent drop to “adequately capitalized” we believe that we have sufficient cash and liquid assets on hand to maintain our operations and meet all of our obligations as they come due. From a liquidity standpoint, the most significant ramification of the drop in capitalized category relates to our inability to rollover or renew existing brokered deposits, including CDARS reciprocal deposits, that mature or come up for renewal while the Bank is considered adequately capitalized, without a waiver from the FDIC, which we are currently pursuing.

We currently anticipate that our cash and cash equivalents, expected cash flows from operations, and borrowing capacity will be sufficient to meet our anticipated cash requirements for working capital, loan originations, capital expenditures, and other obligations for at least the next twelve months.

Capital and Capital Resources

On December 31, 2008 and January 27, 2009, respectively, to prepare for any opportunity to issue capital that may arise, we filed a universal shelf registration and an amendment to the shelf registration that allows the Company to issue any combination of common stock, preferred stock, depositary shares, debt securities, and warrants from time to time in one or more offerings up to a total dollar amount of $100 million.

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

	Three Months Ended March 31,
	2009			2008
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$347,736	$4,566	5.33%	$337,574	$6,266	7.47%
Real estate	2,329,896	30,129	5.24%	2,154,373	39,477	7.37%
Consumer	39,066	959	9.96%	46,488	1,186	10.26%
Mortgage	20,402	256	5.09%	17,648	265	6.04%
Other	1,321	—	—	2,504	—	—

Total loans	2,738,421	35,910	5.32%	2,558,587	47,194	7.42%
Allowance for loan losses	(91,626)			(32,292)
Securities:
U.S. government and mortgage-backed	344,836	3,951	4.65%	406,189	4,560	4.52%
State and political subdivisions:
Non-taxable	98,343	1,140	4.70%	74,475	894	4.83%
Taxable	3,454	50	5.87%	489	8	6.58%
Other	31,176	141	1.83%	19,530	238	4.90%

Total securities	477,809	5,282	4.48%	500,683	5,700	4.58%
Interest-bearing deposits with other banks	26,368	26	0.40%	3,148	37	4.73%
Federal funds sold	24,029	12	0.20%	5,074	38	3.01%

Total interest-earning assets	3,266,627	41,230	5.12%	3,067,492	52,969	6.95%
Non-interest-earning assets:
Cash and due from banks	62,927			66,958
Other	188,718			309,961

Total non-interest-earning assets	251,645			376,919

Total assets	$3,426,646			$3,412,119

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$308,808	$517	0.68%	$335,469	$876	1.05%
Certificates of deposit > $100,000	479,079	4,007	3.39%	724,061	7,239	4.02%
Certificates of deposit < $100,000	333,802	2,694	3.27%	375,285	4,069	4.36%
Brokered CDs	208,008	1,017	1.98%	51,204	676	5.31%
CDARS reciprocal deposits	197,491	1,257	2.58%	66,949	782	4.70%
Money market savings accounts	499,021	2,324	1.89%	429,685	3,148	2.95%
Regular savings accounts	101,492	128	0.51%	106,653	235	0.89%

Total interest-bearing deposits	2,127,701	11,944	2.28%	2,089,306	17,025	3.28%
Federal funds purchased and securities sold under agreements to repurchase	129,654	99	0.31%	209,844	1,292	2.48%
Short-term borrowings	271,085	825	1.23%	203,215	1,625	3.22%
Long-term debt	160,575	1,089	2.75%	11,615	167	5.78%
Junior subordinated debentures	98,447	921	3.79%	98,594	1,455	5.94%

Total interest-bearing liabilities	2,787,462	14,878	2.16%	2,612,574	21,564	3.32%
Non-interest-bearing demand accounts	461,007			458,648
Other non-interest-bearing liabilities	23,470			24,246

Total liabilities	3,271,939			3,095,468
Stockholders’ equity	154,707			316,651

Total liabilities and Stockholders’ equity	$3,426,646			$3,412,119

Net interest income		$26,352			$31,405

Net interest spread			2.96%			3.63%
Net interest margin			3.27%			4.12%
Ratio of average interest-earning assets to average interest-bearing liabilities			117.19%			117.41%

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

Rising and falling interest rate environments can have various impacts on a bank’s net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank’s various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of March 31, 2009, our cumulative interest rate gap for the period up to three months was a positive $691,000 and for the period up to one year was a positive $118,000. Based solely on our interest rate gap of 12 months or less, our net income could be further unfavorably impacted by additional decreases in interest rates or favorably impacted by increases in interest rates.

The following table sets forth our estimate of maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at March 31, 2009. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Less than three months	Three months to less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$46,862	$108,592	$187,969	$162,903	$506,326
Interest-bearing deposits with other banks	180,789	—	232	—	181,021
Federal funds sold	427	—	—	—	427
Loans:
Commercial	209,976	45,480	76,792	10,715	342,963
Real estate	1,043,108	213,068	800,582	265,595	2,322,353
Consumer	12,265	7,155	14,958	4,354	38,732

Total interest-earning assets	$1,493,427	$374,295	$1,080,533	$443,567	$3,391,822

Interest-bearing liabilities:
Savings and NOW accounts	$192,818	$250,020	$443,832	$81,398	$968,068
Certificates of deposit greater than $100,000	154,054	226,382	104,598	493	485,527
Certificates of deposit less than $100,000	75,219	169,454	82,450	1,013	328,136
Brokered deposits	82,224	30,000	125,068	—	237,292
CDARS reciprocal deposits	115,549	89,271	6,100	—	210,920
Securities sold under agreements to repurchase	63,690	—	—	—	63,690
FHLB advances	30,632	181,953	286,386	—	498,971
Junior subordinated debentures	88,663	—	9,766	—	98,429

Total interest-bearing liabilities	$802,849	$947,080	$1,058,200	$82,904	$2,891,033

Interest rate gap	$690,578	$(572,785)	$22,333	$360,663	$500,789

Cumulative interest rate gap at March 31, 2009	$690,578	$117,793	$140,126	$500,789

Cumulative gap ratio at March 31, 2009	1.86	1.07	1.05	1.17

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2009, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures and internal control over financial reporting are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in our internal control over financial reporting or in other factors that occurred during the registrant’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank N.M. (formerly known as First State Bank of Taos), First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation. (20)

2.2	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (5)

2.3	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation, and Ranchers Banks. (6)

2.4	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc., and AccessBank. (7)

2.5	Agreement and Plan of Merger, dated as of October 4, 2006, by and among First State Bancorporation, MSUB, Inc., Front Range Capital Corporation, and Heritage Bank. (11)

2.6	Loan Purchase Agreement, dated July 27, 2007, by and between First Community Bank, successor by merger to Heritage Bank and CAPFINANCIAL CV2, LLC. (16)

3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (3)

3.3	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (10)

3.4	Amended Bylaws of First State Bancorporation. (20)

3.5	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (19)

10.1	Executive Employment Agreement. (20)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (20)

10.3	Executive Deferred Compensation Plan. (20) (Participation and contributions to this Plan have been frozen as of December 31, 2004.)

10.4	First Amendment to Executive Employment Agreement. (4)

10.5	Officer Employment Agreement. (4)

10.6	First Amendment to Officer Employment Agreement. (4)

10.7	First State Bancorporation Deferred Compensation Plan. (3)

10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (13)

10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (9)

10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (9)

10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (14)

10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (8)

10.13	Third Amendment to First State Bancorporation 2003 Equity Incentive Plan. (10)

10.14	Compensation Committee Approval and Board Ratification of Certain Executive Salaries. (12)

10.15	Fourth Amendment to First State Bancorporation 2003 Equity Incentive Plan. (17)

10.16	Second Amendment to Executive Employment Agreement (Stanford). (15)

10.17	Second Amendment to Executive Employment Agreement (Dee). (15)

10.18	Second Amendment to Executive Employment Agreement (Spencer). (15)

10.19	Second Amendment to Executive Employment Agreement (Martin). (15)

10.20	Key Executives Incentive Plan. (18)

10.21	Second Amendment to the First State Bancorporation Deferred Compensation Plan. (2)

10.22	Executive Compensation Plan of Heritage Bank. (2)

10.23	Form of Adoption Agreement for Executive compensation Plan of Heritage Bank. (2)

10.24	Executive Retirement Plan of Heritage Bank Amendment and Restatement. (2)

10.25	Form of Adoption Agreement for Executive Retirement Plan of Heritage Bank. (2)

10.26	First Amendment to the Key Executives Incentive Plan. (21)

10.27	Branch purchase agreement, dated as of March 10, 2009, by and among Great Western Bank, first Community Bank, and First State Bancorporation. (22)

14	Code of Ethics for Executives. (20)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference from Amendment 1 to First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2007.
(3)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.
(4)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2005.
(5)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(6)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(7)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(8)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003 (SEC file No. 333-104906).
(9)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2006.
(10)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2006.
(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed October 5, 2006.
(12)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed November 2, 2006.
(13)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on January 26, 2006.
(14)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997 (SEC file No. 333-28217).
(15)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 27, 2007.
(16)	Incorporated by reference to Exhibit 2.1 from First State Bancorporation’s Form 8-K filed on August 1, 2007.
(17)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2007.
(18)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on August 10, 2007.
(19)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2008.
(20)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended September 30, 2008.
(21)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on December 30, 2008.
(22)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2008.
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST STATE BANCORPORATION

Date: May 11, 2009	By:	/s/ Michael R. Stanford
Michael R. Stanford, President & Chief Executive Officer

Date: May 11, 2009	By:	/s/ Christopher C. Spencer
Christopher C. Spencer, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank N.M. (formerly known as First State Bank of Taos), First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation. (20)

2.2	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (5)

2.3	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation, and Ranchers Banks. (6)

2.4	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc., and AccessBank. (7)

2.5	Agreement and Plan of Merger, dated as of October 4, 2006, by and among First State Bancorporation, MSUB, Inc., Front Range Capital Corporation, and Heritage Bank. (11)

2.6	Loan Purchase Agreement, dated July 27, 2007, by and between First Community Bank, successor by merger to Heritage Bank and CAPFINANCIAL CV2, LLC. (16)

3.1	Restated Articles of Incorporation of First State Bancorporation. (1)

3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (3)

3.3	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (10)

3.4	Amended Bylaws of First State Bancorporation. (20)

3.5	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (19)

10.1	Executive Employment Agreement. (20)

10.2	First State Bancorporation 2003 Equity Incentive Plan. (20)

10.3	Executive Deferred Compensation Plan. (20) (Participation and contributions to this Plan have been frozen as of December 31, 2004.)

10.4	First Amendment to Executive Employment Agreement. (4)

10.5	Officer Employment Agreement. (4)

10.6	First Amendment to Officer Employment Agreement. (4)

10.7	First State Bancorporation Deferred Compensation Plan. (3)

10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (13)

10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (9)

10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (9)

10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (14)

10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (8)

10.13	Third Amendment to First State Bancorporation 2003 Equity Incentive Plan. (10)

10.14	Compensation Committee Approval and Board Ratification of Certain Executive Salaries. (12)

10.15	Fourth Amendment to First State Bancorporation 2003 Equity Incentive Plan. (17)

10.16	Second Amendment to Executive Employment Agreement (Stanford). (15)

10.17	Second Amendment to Executive Employment Agreement (Dee). (15)

10.18	Second Amendment to Executive Employment Agreement (Spencer). (15)

10.19	Second Amendment to Executive Employment Agreement (Martin). (15)

10.20	Key Executives Incentive Plan. (18)

10.21	Second Amendment to the First State Bancorporation Deferred Compensation Plan. (2)

10.22	Executive Compensation Plan of Heritage Bank. (2)

10.23	Form of Adoption Agreement for Executive compensation Plan of Heritage Bank. (2)

10.24	Executive Retirement Plan of Heritage Bank Amendment and Restatement. (2)

10.25	Form of Adoption Agreement for Executive Retirement Plan of Heritage Bank. (2)

10.26	First Amendment to the Key Executives Incentive Plan. (21)

10.27	Branch purchase agreement, dated as of March 10, 2009, by and among Great Western Bank, first Community Bank, and First State Bancorporation. (22)

14	Code of Ethics for Executives. (20)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference from Amendment 1 to First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2007.
(3)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.
(4)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2005.
(5)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(6)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(7)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(8)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003 (SEC file No. 333-104906).
(9)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2006.
(10)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2006.
(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed October 5, 2006.
(12)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed November 2, 2006.
(13)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on January 26, 2006.
(14)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997 (SEC file No. 333-28217).
(15)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 27, 2007.
(16)	Incorporated by reference to Exhibit 2.1 from First State Bancorporation’s Form 8-K filed on August 1, 2007.
(17)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2007.
(18)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on August 10, 2007.
(19)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2008.
(20)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended September 30, 2008.
(21)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on December 30, 2008.
(22)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2008.
*	Filed herewith.