Form 10-Q
period 2009-06-30
FIRST STATE BANCORPORATION
filed 2009-08-07
CIK 897861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2009.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,621,271 shares of common stock, no par value, outstanding as of August 5, 2009.

FIRST STATE BANCORPORATION AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Balance Sheets

(unaudited)

(Dollars in thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
Assets
Cash and due from banks	$56,780	$64,891
Interest-bearing deposits with other banks	162,663	1,593
Federal funds sold	130	96

Total cash and cash equivalents	219,573	66,580

Investment securities:
Available for sale (at fair value, amortized cost of $381,532 at June 30, 2009, and $387,713 at December 31, 2008)	387,180	393,488
Held to maturity (at amortized cost, fair value of $66,785 at June 30, 2009, and $61,700 at December 31, 2008)	66,911	63,183
Non-marketable securities, at cost	30,671	32,325

Total investment securities	484,762	488,996

Mortgage loans held for sale	14,648	16,664
Loans held for investment, net of unearned interest	2,231,257	2,737,925
Less allowance for loan losses	(109,095)	(79,707)

Net loans	2,136,810	2,674,882

Premises and equipment (net of accumulated depreciation of $27,233 at June 30, 2009, and $31,965 at December 31, 2008)	37,152	59,669
Accrued interest receivable	11,076	12,437
Other real estate owned	29,671	18,894
Intangible assets (net of accumulated amortization of $4,080 at June 30, 2009, and $6,603 at December 31, 2008)	5,944	15,529
Cash surrender value of bank-owned life insurance	46,214	45,304
Net deferred tax asset	6,081	6,260
Other assets, net	15,073	26,498

Total assets	$2,992,356	$3,415,049

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$399,626	$453,319
Interest-bearing	1,798,268	2,069,223

Total deposits	2,197,894	2,522,542

Securities sold under agreements to repurchase	40,628	112,276
Federal Home Loan Bank advances	498,339	497,594
Junior subordinated debentures	98,393	98,466
Other liabilities	27,901	24,917

Total liabilities	2,863,155	3,255,795

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued 22,342,504 at June 30, 2009 and 22,025,214 at December 31, 2008; outstanding 20,621,162 at June 30, 2009 and 20,303,872 at December 31, 2008	223,630	222,921
Treasury stock, at cost (1,721,342 shares at June 30, 2009 and December 31, 2008)	(25,027)	(25,027)
Retained deficit	(72,819)	(42,220)
Accumulated other comprehensive income - Unrealized gain on investment securities, net of tax	3,417	3,580

Total stockholders’ equity	129,201	159,254

Total liabilities and stockholders’ equity	$2,992,356	$3,415,049

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Operations

For the three and six months ended June 30, 2009 and 2008

(unaudited)

(Dollars in thousands, except per share amounts)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
Interest income:
Interest and fees on loans	$34,699	$43,686	$70,609	$90,880
Interest on marketable securities:
Taxable	3,990	4,862	8,132	9,668
Non-taxable	1,166	954	2,306	1,848
Federal funds sold	—	21	12	59
Interest-bearing deposits with other banks	143	18	169	55

Total interest income	39,998	49,541	81,228	102,510

Interest expense:
Deposits	11,494	14,759	23,438	31,784
Short-term borrowings	580	1,870	1,504	4,787
Long-term debt	2,227	541	3,316	708
Junior subordinated debentures	779	1,125	1,700	2,580

Total interest expense	15,080	18,295	29,958	39,859

Net interest income	24,918	31,246	51,270	62,651
Provision for loan losses	(31,100)	(28,700)	(64,400)	(32,600)

Net interest (loss) income after provision for loan losses	(6,182)	2,546	(13,130)	30,051
Non-interest income:
Service charges	3,690	3,722	7,453	6,714
Credit and debit card transaction fees	1,044	1,039	1,996	1,976
Gain (loss) on sale or call of investment securities	—	110	2,754	(126)
Gain on sale of loans	1,260	1,109	2,625	2,356
Gain on sale of Colorado branches	23,292	—	23,292	—
Other	782	1,007	1,582	2,279

Total non-interest income	30,068	6,987	39,702	13,199

Non-interest expenses:
Salaries and employee benefits	12,437	12,763	23,959	26,280
Occupancy	3,623	4,138	7,441	8,163
Data processing	1,435	1,377	2,912	2,926
Equipment	1,496	1,913	3,411	4,057
Legal, accounting, and consulting	1,589	790	2,943	1,366
Marketing	678	734	1,337	1,481
Telephone	423	573	794	1,066
Other real estate owned	815	1,200	1,775	1,702
FDIC insurance premiums	3,782	530	5,268	995
Goodwill impairment charge	—	127,365	—	127,365
Amortization of intangibles	601	640	1,203	1,280
Other	3,233	3,111	6,128	6,214

Total non-interest expenses	30,112	155,134	57,171	182,895

Loss before income taxes	(6,226)	(145,601)	(30,599)	(139,645)
Income tax benefit	—	(27,294)	—	(25,263)

Net loss	$(6,226)	$(118,307)	$(30,599)	$(114,382)

Loss per share:
Basic loss per share	$(0.30)	$(5.87)	$(1.49)	$(5.68)

Diluted loss per share	$(0.30)	$(5.87)	$(1.49)	$(5.68)

Dividends per common share	$0.00	$0.09	$0.00	$0.18

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Comprehensive Income (Loss)

For the three and six months ended June 30, 2009 and 2008

(unaudited)

(Dollars in thousands)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008

Net loss	$(6,226)	$(118,307)	$(30,599)	$(114,382)
Other comprehensive loss, net of tax - unrealized holding (losses) gains on securities available for sale arising during period	(155)	(4,829)	1,503	(2,347)
Reclassification adjustment for (gains) losses included in net income (loss)	—	(90)	(1,666)	103

Total comprehensive loss	$(6,381)	$(123,226)	$(30,762)	$(116,626)

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the six months ended June 30, 2009 and 2008

(unaudited)

(Dollars in thousands)

	Six months ended June 30, 2009	Six months ended June 30, 2008
Cash flows from operating activities:
Net loss	$(30,599)	$(114,382)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	64,400	32,600
Goodwill impairment charge	—	127,365
Provision for decline in value of other real estate owned	760	869
Net loss on sale of other real estate owned	56	136
Depreciation and amortization	3,591	4,514
Reduction in intangibles	8,382	—
Share-based compensation expense	251	396
Gain on sale of mortgage loans	(2,625)	(2,356)
(Gain) loss on sale of investment securities available for sale	(2,754)	125
Loss (gain) on disposal of premises and equipment	42	(12)
Increase in bank-owned life insurance cash surrender value	(910)	(894)
Amortization of securities, net	430	(766)
Amortization of core deposit intangible	1,203	1,280
Mortgage loans originated for sale	(204,939)	(152,695)
Proceeds from sale of mortgage loans held for sale	209,580	160,621
Deferred income taxes	—	(30,319)
Decrease in accrued interest receivable	55	3,009
Decrease in other assets, net	10,797	1,297
Increase (decrease) in other liabilities, net	4,279	(561)

Net cash provided by operating activities	61,999	30,227

Cash flows from investing activities:
Net decrease (increase) in loans	71,771	(202,354)
Purchases of investment securities carried at amortized cost	(8,700)	(56,515)
Maturities of investment securities carried at amortized cost	4,979	93,874
Purchases of investment securities carried at fair value	(122,951)	(141,964)
Maturities of investment securities carried at fair value	66,134	118,460
Sale of investment securities available for sale	65,279	2,484
Purchases of non-marketable securities carried at cost	(41)	(5,280)
Redemption of non-marketable securities carried at cost	1,695	—
Purchases of premises and equipment	(337)	(1,430)
Purchase of bank-owned life insurance	—	(500)
Net proceeds from other real estate owned	4,736	4,481
Proceeds from the sale of fixed assets	4	15
Net cash paid upon branch sale	(75,243)	—

Net cash provided by (used) by investing activities	7,326	(188,729)

Cash flows from financing activities:
Net increase in interest-bearing deposits	149,579	35,620
Net (decrease) increase in non-interest-bearing deposits	(374)	36,596
Net decrease in securities sold under agreements to repurchase	(66,740)	(68,517)
Proceeds from Federal Home Loan Bank advances	430,000	348,900
Payments on Federal Home Loan Bank advances	(429,255)	(192,186)
Proceeds from common stock issued	458	763
Dividends paid	—	(3,626)
Treasury stock	—	(6)

Net cash provided by financing activities	83,668	157,544

Increase (decrease) in cash and cash equivalents	152,993	(958)
Cash and cash equivalents at beginning of period	66,580	84,709

Cash and cash equivalents at end of period	$219,573	$83,751

(Continued)

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the six months ended June 30, 2009 and 2008

(unaudited)

(Dollars in thousands)

(continued)

	Six months ended June 30, 2009	Six months ended June 30, 2008
Supplemental disclosure of noncash investing and financing activities:
Additions to other real estate owned in settlement of loans	$17,040	$2,989

Additions to loans in settlement of other real estate owned	$728	$—

Transfer of fixed assets to other assets	$477	$—

Transfers from loans held for sale to loans held for investment	$—	$2,597

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,848	$40,615

Cash received (paid) for income taxes	$4,890	$(3,039)

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

Our consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required for complete financial statements. In our opinion, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The Company’s results of operations depend on establishing underwriting criteria to minimize loan losses and generating net interest income. The components of net interest income, interest income and interest expense are affected by general economic conditions and by competition in the marketplace.

Liquidity

During the second quarter of 2009, we continued to focus our attention on the overall liquidity position of the Bank due to the current economic environment in addition to our classification as an “adequately capitalized” institution. We continued to accumulate and maintain excess cash liquidity from loan reductions and increased deposits to compensate for the inability to rollover or issue new brokered deposits including our CDARS Reciprocal deposits while considered an “adequately capitalized” institution. During the quarter, excluding the Colorado branch sale, our efforts contributed to a reduction in the total loan portfolio of $73 million and helped grow deposits $136 million excluding brokered deposits. As a result of our inability to rollover or issue new brokered deposits, we decreased our reliance on brokered deposits by $156 million during the quarter. Approximately $98 million of the decrease was made up of CDARS Reciprocal deposits consisting of our customers who we were not able to renew due to the classification of these deposits as brokered deposits under the regulatory definition.

The Company’s primary sources of funds are customer deposits, loan repayments, maturities of and cash flow from investment securities, and borrowings. Borrowings may include federal funds purchased and securities sold under agreements to repurchase. Investment securities may be used as a source of liquidity either through sale of investment securities available for sale or pledging for qualified deposits, as collateral for FHLB borrowings, or as collateral for other sources.

The Company’s most liquid assets are cash and cash equivalents and marketable investment securities that are not pledged as collateral. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At June 30, 2009, the carrying value of these assets, approximating $673.7 million, consisted of $219.6 million in cash and cash equivalents and $454.1 million in marketable investment securities. Approximately $50.0 million of cash and cash equivalents and $416.0 million of marketable investment securities were pledged as collateral for borrowings, federal funds lines, repurchase agreements and for public funds on deposit at June 30, 2009.

At December 31, 2008, all outstanding borrowings with the FHLB were collateralized by a blanket pledge agreement on the Company’s loan portfolio. Subsequent to December 31, 2008, the FHLB notified the Company that its blanket lien was replaced by a custody arrangement, whereby the FHLB will have custody and endorsement of the loans that collateralize its FHLB borrowings. In addition to cash and investment securities of approximately $90 million, loan collateral with par value of approximately $900 million was delivered to satisfy the original requirements of the custody arrangement. However, effective July 29, 2009, the FHLB increased the collateral requirement. Management expects to deliver an additional $425 million in par value of loans and investment securities to satisfy the additional requirements. For loans to qualify as collateral, they must not be past due 90 days or more, must not be classified substandard or below, and must not be a loan to a director, employee or agent of the Company or the FHLB. Management believes the Company has sufficient loan and investment securities collateral to deliver to the FHLB to fully satisfy the new requirements. However, as the collateral values are determined subjectively by the FHLB, there is no assurance that the FHLB will not require additional collateral or repayment of existing borrowings. Based on our current status with the FHLB, the Company no longer has the ability to draw down additional advances. Under the terms of the Bank’s agreement with the FHLB, the FHLB may at its own option call the outstanding debt due and payable if any of the following have occurred: the Bank has suspended payment to any creditor or there has been an acceleration of the maturity of any indebtedness of the Bank to others; the FHLB reasonably and in good faith determines that a material adverse change has occurred in the financial condition of the Bank; or the FHLB reasonably and in good faith deems itself insecure in the collateral even though the Bank is not otherwise in default. Based on the Company’s agreement with the FHLB and the FHLB’s credit policy, as the existing borrowings mature, they will be allowed to continuously renew for like amounts, but for terms not to exceed thirty days. The Company has not received any notice from the FHLB regarding a call of its outstanding debt.

During the second quarter, management was also able to establish two additional federal funds borrowing lines for a total capacity of approximately $60 million at June 30, 2009 fully collateralized by investment securities.

2. New Accounting Standards

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) launched its Accounting Standards Codification (“ASC”). Pursuant to Statement 168, the Codification will become the sole source of authoritative U.S. GAAP for interim and annual periods ending after September 15, 2009, except for rules and interpretive releases of the SEC. Management does not expect the adoption of FASB to have any impact on the Company’s consolidated financial statements.

In July 2009, the FASB issued Statement 167 “Consolidation of Variable Interest Entities.” Statement 167 amends FIN 46(R) to require former “qualifying special-purpose entities” (“QSPEs”) to be evaluated for consolidation and also changes the approach to determining a variable interest entity’s (“VIE”) primary beneficiary and requires companies to more frequently reassess whether they must consolidate VIEs. Statement 167 requires additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required for public companies by FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” Statement 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. For public entities, in periods after initial adoption, comparative disclosures for those disclosures that were not previously required by FSP FAS 140-4 and FIN 46(R)-8 are required only for periods after the effective date. Management does not expect the adoption of Statement 167 to have any impact on the Company’s consolidated financial statements.

In July 2009, the FASB issued Statement 166 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Statement 166 amends Statement 140 to eliminate the concept of a QSPE and associated guidance that had been a significant source of complexity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. (Former QSPEs will be evaluated for consolidation based on the provisions of FIN 46(R) as amended by Statement 167.) Statement 166 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management does not expect the adoption of Statement 166 to have any impact on the Company’s consolidated financial statements.

In July 2009, the FASB issued Statement 165. Statement 165 establishes principles and requirements for subsequent events. This Statement is to be applied to the accounting for and disclosure of subsequent events not addressed in other applicable generally accepted accounting principles (“GAAP”). Statement 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of Statement 165 effective with this interim reporting period did not have any impact on the Company’s consolidated financial statements beyond the required disclosures contained herein.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1. This FSP amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 effective with this interim reporting period did not have any impact on the Company’s consolidated financial statements beyond the required disclosures contained herein.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly and reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP FAS 157-4 effective with this interim reporting period did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and significantly changes the existing impairment model for such securities. The current “intent and ability” indicator has been modified and other factors have been incorporated to determine whether a debt security is other-than-temporarily impaired. The FSP also changes the trigger used to assess the collectability of cash flows from “probable that the investor will be unable to collect all amounts due” to “the entity does not expect to recover the entire amortized cost basis of the security.” Disclosures about other-than-temporarily impaired debt and equity securities have been expanded and are required for interim and annual reporting periods. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 effective with this interim reporting period did not have a material impact on the Company’s consolidated financial statements.

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

3. Colorado Branch Sale

On June 26, 2009, we completed the sale of our Colorado branches to Great Western Bank, a South Dakota-based subsidiary of National Australia Bank. On June 26, 2009, we transferred approximately $387 million in loans, $512 million in deposits and securities sold under agreements to repurchase, $20 million of premises and equipment and other assets, and received a deposit premium of $30 million. After the write-off of the core deposit intangible associated with these deposits and certain transaction costs of approximately $1.6 million, we recorded a pretax gain of approximately $23.3 million. The loans, deposits, securities sold under agreements to repurchase, and premises and equipment were classified as held for sale on the consolidated balance sheet at March 31, 2009. At June 26, 2009, the weighted average interest rates on the loans and deposits, including securities sold under agreements to repurchase, sold to Great Western Bank were approximately 6.09% and 1.82% respectively.

4. Earnings (loss) per Common Share

Basic earnings (loss) per share are computed by dividing net loss (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). Diluted earnings per share are calculated by increasing the basic earnings per share denominator by the number of additional common shares that would have been outstanding if dilutive potential common shares for options had been issued.

The following is a reconciliation of the numerators and denominators of basic and diluted loss per share for the three and six months ended June 30:

	Three Months Ended June 30,
	2009			2008
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except share and per share amounts)
Basic EPS:
Net loss	$(6,226)	20,608,912	$(0.30)	$(118,307)	20,165,335	$(5.87)

Effect of dilutive securities
Options	—	—		—	—

Diluted EPS:
Net loss	$(6,226)	20,608,912	$(0.30)	$(118,307)	20,165,335	$(5.87)

Due to the net loss for the three-month periods ended June 30, 2009 and 2008, approximately 1,542,653 and 1,299,133 weighted-average stock options outstanding, respectively, were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been antidilutive.

	Six Months Ended June 30,
	2009			2008
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except share and per share amounts)
Basic EPS:
Net loss	$(30,599)	20,539,050	$(1.49)	$(114,382)	20,150,378	$(5.68)

Effect of dilutive securities
Options	—	—		—	—

Diluted EPS:
Net loss	$(30,599)	20,539,050	$(1.49)	$(114,382)	20,150,378	$(5.68)

Due to the net loss for the six-month periods ended June 30, 2009 and 2008, approximately 1,549,461 and 1,287,695 weighted-average stock options outstanding, respectively, were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been antidilutive.

5. Investment Securities

Following is a summary of amortized cost and approximate market value of investment securities:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
	(Dollars in thousands)
As of June 30, 2009
Obligations of the U.S. Treasury—Held to maturity	$1,000	$1	$—	$1,001
Obligations of U.S. government agencies—Available for sale	9,509	52	—	9,561
Mortgage-backed securities (residential):
Pass-through certificates:
Available for sale	127,110	2,326	86	129,350
Held to maturity	24,924	593	10	25,507
Collateralized mortgage obligations:
Available for sale	179,273	3,620	687	182,206
Held to maturity	2,696	—	792	1,904
Obligations of states and political subdivisions:
Available for sale	65,640	1,029	606	66,063
Held to maturity	38,291	101	19	38,373
Federal Home Loan Bank stock	23,084	—	—	23,084
Federal Reserve Bank stock	7,452	—	—	7,452
Bankers’ Bank of the West stock	135	—	—	135

Total	$479,114	$7,722	$2,200	$484,636

As of December 31, 2008
Obligations of the U.S. Treasury—Held to maturity	$997	$21	$—	$1,018
Obligations of U.S. government agencies—Available for sale	27,457	282	—	27,739
Mortgage-backed securities (residential):
Pass-through certificates:
Available for sale	143,705	4,875	42	148,538
Held to maturity	28,822	407	45	29,184
Collateralized mortgage obligations:
Available for sale	150,875	1,792	1,106	151,561
Held to maturity	3,133	—	1,910	1,223
Obligations of states and political subdivisions:
Available for sale	65,676	942	968	65,650
Held to maturity	30,231	76	32	30,275
Federal Home Loan Bank stock	24,738	—	—	24,738
Federal Reserve Bank stock	7,452	—	—	7,452
Bankers’ Bank of the West stock	135	—	—	135

Total	$483,221	$8,395	$4,103	$487,513

The amortized cost and estimated market value of investment securities at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Within one year:
Available for sale	$9,920	$9,976
Held to maturity	1,950	1,953
One through five years:
Available for sale	4,210	4,347
Held to maturity	3,253	3,330
Five through ten years:
Available for sale	30,264	30,745
Held to maturity	6,450	6,460
After ten years:
Available for sale	30,755	30,556
Held to maturity	27,638	27,631
Mortgage-backed securities (a)	152,034	154,857
Collateralized mortgage obligations(a)	181,969	184,110
Federal Home Loan Bank stock	23,084	23,084
Federal Reserve Bank stock	7,452	7,452
Bankers’ Bank of the West stock	135	135

Total	$479,114	$484,636

(a)	Substantially all of the Company’s mortgage-backed securities are due in 10 years or more based on contractual maturity. The estimated weighted average life, which reflects anticipated future prepayments, is approximately 3.9 years for pass-through certificates and 2.4 years for collateralized mortgage obligations.

Marketable securities available for sale with a fair value of approximately $383.8 million and marketable securities held to maturity with an amortized cost of approximately $32.2 million were pledged to collateralize deposits as required by law and for other purposes including collateral for securities sold under agreements to repurchase, FHLB borrowings and federal funds lines at June 30, 2009.

Proceeds from sales of investments in debt securities for the six months ended June 30, 2009 were $65.3 million. Gross losses realized were $21,000 for the six months ended June 30, 2009. Gross gains realized were $2.8 million for the six months ended June 30, 2009. The Company calculates gain or loss on sale of securities based on the specific identification method.

The unrealized losses on investment securities are caused by fluctuations in market interest rates. The majority of the gross unrealized losses as of June 30, 2009 have been in an unrealized loss position for less than 12 months. We have approximately 50 investment positions that are in an unrealized loss position. The underlying cash obligations of Ginnie Mae securities are guaranteed by the U.S. government. It is the belief of the Company that Freddie Mac, Fannie Mae, and/or the municipality issuing the debt will honor its interest payment schedule, as well as the full debt at maturity. The securities are purchased by the Company for their economic value. Because the decrease in fair value is primarily due to market interest rates, projected cash flows are expected to be in excess of amortized cost, and because the Company has the intent and ability to hold these investments until a market price recovery, or maturity of the securities, the Company has concluded that the investments are not considered other-than-temporarily impaired.

	Less than twelve months		Greater than twelve months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2009	(Dollars in thousands)
Mortgage-backed securities	$30,872	$96	$—	$—	$30,872	$96
Collateralized mortgage obligations	48,130	1,089	4,906	390	53,036	1,479
Obligations of states and political subdivisions	15,125	321	3,974	304	19,099	625

Total	$94,127	$1,506	$8,880	$694	$103,007	$2,200

As of December 31, 2008
Mortgage-backed securities	$12,513	$87	$—	$—	$12,513	$87
Collateralized mortgage obligations	34,557	2,704	2,957	312	37,514	3,016
Obligations of states and political subdivisions	24,049	977	1,252	23	25,301	1,000

Total	$71,119	$3,768	$4,209	$335	$75,328	$4,103

6. Loans and Allowance for Loan Losses

Following is a summary of loans and non-performing loans by major categories:

	Loans		Non-Performing Loans
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Commercial	$279,507	$356,769	$7,677	$4,493
Consumer and other	31,570	41,474	2,364	2,394
Real estate – commercial	898,435	1,172,952	36,381	10,912
Real estate – one to four family	186,184	270,613	17,205	9,540
Real estate – construction	835,561	896,117	147,676	90,938

Loans held for investment	2,231,257	2,737,925	211,303	118,277
Mortgage loans available for sale	14,648	16,664	—	—

Total loans	$2,245,905	$2,754,589	$211,303	$118,277

The Company’s loans are currently concentrated in New Mexico, Colorado, Utah, and Arizona. The loan portfolio is heavily concentrated in real estate at approximately 86%. Similarly, the Company’s potential problem loans are concentrated in real estate loans, specifically the real estate construction category. Real estate construction loans comprise approximately 37% of the total loans of the Company.

The increase in non-performing loans relates to various small to medium sized loans. At June 30, 2009, the non-performing loans included approximately 300 borrower relationships. The largest borrower relationships, that also have the highest risk of loss, are loans for acquisition and development of residential lots. The six largest, with balances ranging from $8.3 million to $15.8 million, comprise $62.0 million, or 29%, of the total non-performing loans and have balances of $42.1 million in New Mexico, $10.7 million in Colorado, and $9.3 million in Utah. The allowance for loan losses on these loans totaled $16.5 million at June 30, 2009. These six loans are collateralized by partially developed lots, developed lots and vertical construction. No other non-performing borrower relationship is greater than 4% of the total non-performing loans.

The following is a summary of changes to the allowance for loan losses.

	Six months ended June 30, 2009	Year ended December 31, 2008	Six months ended June 30, 2008
	(Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
Balance beginning of period	$79,707	$31,712	$31,712
Allowance related to loans sold	(7,827)	—	—
Provision charged to operations	64,400	71,618	32,600
Loans charged-off	(28,660)	(25,587)	(6,320)
Recoveries	1,475	1,964	992

Balance end of period	$109,095	$79,707	$58,984

The increase in the level of provision for loan losses is due to increased non-performing assets and net charge-offs. The recorded investment in impaired loans was approximately $211.3 million, $118.3 million and $73.9 million at June 30, 2009, December 31, 2008, and June 30, 2008, respectively. The allowance for loan losses recorded on these loans was approximately $34.1 million, $16.2 million, and $9.8 million at June 30, 2009, December 31, 2008, and June 30, 2008, respectively.

As of the date of our filing, we have had no material change since June 30, 2009 that would impact the Company’s consolidated financials for the period ended June 30, 2009.

7. Share-Based Compensation

For the three months ended June 30, 2009 and 2008, respectively, we recorded approximately $122,000 and $205,000 of pretax share-based compensation expense associated with outstanding unvested stock options and restricted stock awards in salaries and employee benefits in the accompanying consolidated condensed statements of operations. For the six months ended June 30, 2009 and 2008, respectively, we recorded approximately $251,000 and $396,000 of pretax share-based compensation expense associated with outstanding unvested stock options and restricted stock awards in salaries and employee benefits in the accompanying consolidated condensed statements of operations.

The following table summarizes our stock option activity during the six months ended June 30, 2009:

	Shares	Weighted average exercise price
Outstanding at December 31, 2008	1,772,980	$14.82
Granted	10,000	1.53
Exercised	—	—
Expired	(25,500)	3.00
Forfeited	(131,000)	13.04

Outstanding at June 30, 2009	1,651,980	$14.88

Options exercisable at June 30, 2009	847,929	$16.24

The Company estimated the weighted average fair value of options granted during the six months ended June 30, 2009 to be approximately $0.91 per share. The value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 1.65%; expected dividend yield of zero; an expected life of 6.5 years; and expected volatility of 62.07%.

8. Goodwill

The excess of cost over the fair value of the net assets of acquired banks is recorded as goodwill. As a result of the Company’s market capitalization being less than stockholders’ equity at June 30, 2008, management performed an analysis to determine whether and to what extent the Company’s goodwill may have been impaired. The Company has one reporting unit. The estimated fair value of the Company, which was less than the Company’s stockholders’ equity balance at June 30, 2008, was determined using three methods: comparable transactions; discounted cash flow models, and a market premium approach. Because of the requirements defined in paragraph 23 of SFAS No. 142, “Goodwill and Other Intangible Assets,” the market premium approach, based on the fair value of the Company’s common stock on June 30, 2008 plus a control premium, received significant weighting in our analysis at the June 30, 2008 testing date. The second step of the analysis compared the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to the excess. The implied fair value of the Company’s goodwill was determined in the same manner as goodwill recognized in a business combination. That is, the estimated fair value of the Company on the test date is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination with the estimated fair value of the Company representing the price paid to acquire it. The allocation process performed on the test date is only for purposes of determining the implied fair value of goodwill and no assets or liabilities are written up or down, or are any additional unrecognized identifiable intangible assets recorded as part of this process. Based on the analysis, it was determined that the implied fair value of the Company’s goodwill was zero, resulting in the recognition of a goodwill impairment charge to earnings of $127.4 million in June 2008. The goodwill impairment charge had no effect on the Company’s or the Bank’s cash balances or liquidity.

9. Fair Value

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

Cash and cash equivalents – Carrying value approximates fair value since the majority of these instruments are payable on demand and do not present credit concerns.

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

Marketable securities held to maturity – The estimated fair value of the majority of securities held to maturity is determined in the same manner as securities available for sale. The remaining securities consist of municipal bonds that are carried at par, which we believe approximates fair value. Due to the lack of an active market for these municipal securities and the individuality of each of these municipal issuances where we hold the majority if not all of the issuance, we analyze these securities for impairment each quarter and have not considered it appropriate to report a value other than par. We currently have five of these securities totaling $32.0 million with a weighted average yield of 6.55% and remaining maturities greater than five years.

Non-marketable securities – These securities include Federal Home Loan Bank, Federal Reserve Bank, and Bankers’ Bank of the West stock. This stock is carried at cost, which approximates fair value. The fair value determination was determined based on the ultimate recoverability of the par value of the stock and considered, among other things, any significant decline in the net assets of the institutions, scheduled dividend payments, any impact of legislative and regulatory changes, and the liquidity position of the institutions.

Loans held for investment – We do not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value for SFAS 107 disclosure purposes. The estimated fair value of the loan portfolio is calculated by discounting scheduled cash flows over the estimated maturity of loans using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or repricing terms. Credit risk is accounted for through a reduction of contractual cash flows by loss estimates of classified loans and as a component of the discount rate.

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

Loans held for sale – These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds based on sales contracts and commitments. At June 30, 2009 and December 31, 2008, all of the Company’s loans held for sale are carried at cost, as generally, cost is less than the price at which the Company commits to sell the loan to the permanent investor.

Accrued interest receivable – Carrying value of interest receivable approximates fair value, since these instruments have short-term maturities.

Other real estate owned – These assets are reported at the lower of the investment in the related loan or the estimated fair value of the assets received. Fair value of the assets received is determined based on current market information, including independent appraisals less estimated costs of disposition. Independent appraisals are considered Level 2 inputs, as these appraisals generally utilize observable sales transactions for comparable properties.

Cash surrender value of bank-owned life insurance – The carrying value of cash surrender value of bank-owned life insurance is the amount realizable by the Company if it were to surrender the policy to the issuing company. Because the carrying value is equal to the amount the Company could realize in cash, the carrying value is considered its fair value.

Deposits – The estimated fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market deposits, approximates the amounts payable on demand at June 30, 2009 and December 31, 2008. The fair value of fixed maturity certificates of deposit is estimated by discounting the future contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

Securities sold under agreements to repurchase and federal funds purchased – The carrying value of securities sold under agreements to repurchase and federal funds purchased, which reset frequently to market interest rates, approximates fair value.

FHLB advances and other – Fair values for FHLB advances and other are estimated based on the current rates offered for similar borrowing arrangements at June 30, 2009.

Junior subordinated debentures – The fair value of fixed junior subordinated debentures, the majority of which reset quarterly to market interest rates, is estimated by discounting the future contractual cash flows using the rates currently offered for similar borrowing arrangements.

Off-balance sheet items – The majority of our commitments to extend credit carry current market interest rates if converted to loans. Because these commitments are generally unassignable by either the borrower or the Company, they only have value to the borrower and to the Company. The estimated fair value approximates the recorded deferred fee amounts and is excluded from the SFAS 107 table because it is immaterial.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial Assets	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)

Securities available for sale	$387,180	$21	$387,159	$—

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

	Carrying value at June 30, 2009					Period ended June 30, 2009
	(Dollars in thousands)
	Total		Level 1	Level 2	Level 3	Total Losses
Impaired loans	$211,303		$—	$179,774	$31,529	$50,198	(1)

Other real estate owned	29,671	(2)	—	29,671	—	760	(3)

						$50,958

(1)	Total losses on impaired loans represents the sum of charge offs, net of recoveries, of $27.2 million plus the increase in specific reserves of $23.0 million ($31.8 million at June 30, 2009 less $8.8 million at December 31, 2008) for the six-month period ended June 30, 2009.
(2)	Represents the fair value of other real estate owned that is measured at fair value less costs to sell.
(3)	Represents write-downs during the period of other real estate owned subsequent to the initial classification as a foreclosed asset.

The table below is a summary of fair value estimates as of June 30, 2009 for financial instruments, as defined by SFAS 107. This table excludes financial instruments that are recorded at fair value on a recurring basis.

	June 30, 2009
	Carrying Amount	Fair Value
(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$219,573	$219,597
Marketable securities held to maturity	66,911	66,785
Non-marketable securities	30,671	30,671
Loans, net	2,136,810	2,162,897
Accrued interest receivable	11,076	11,076
Cash surrender value of bank-owned life insurance	46,214	46,214
Financial liabilities:
Deposits	2,197,894	2,210,571
Securities sold under agreements to repurchase	40,628	40,628
FHLB advances	498,339	502,387
Junior subordinated debentures	98,393	98,418

10. Guarantees and Commitments

In the normal course of business, various commitments and contingent liabilities are outstanding, such as standby letters of credit and commitments to extend credit. These financial instruments with off-balance sheet risk are not reflected in the consolidated financial statements.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit amounting to $189.9 million were outstanding at June 30, 2009.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Standby letters of credit amounting to $40.2 million were outstanding at June 30, 2009.

The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

11. Regulatory Matters

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

On July 2, 2009, the Company and the bank executed a written agreement (“Regulator Agreement”) with the Federal Reserve Bank of Kansas City and the New Mexico Financial Institutions Division (collectively, the “Regulators”). The Regulator Agreement is based on findings of the Regulators identified in an examination of the Bank and the Company during January and February of 2009.

Under the terms of the Regulator Agreement, the Company and or the Bank agreed, among other things, to engage an independent consultant acceptable to the Regulators to assess the Bank’s management and staffing needs, assess the qualifications and performance of all officers of the Bank, and assess the current structure and compositions of the Bank’s board of directors and its committees. In addition, within 60 days of the Regulator Agreement, the Company and or the Bank will submit a written plan to strengthen lending and credit risk management practices and improve the Bank’s position regarding past due loans, problem loans, classified loans, and other real estate owned; maintain sufficient capital at the Bank, holding company and the consolidated level; improve the Bank’s earnings and overall condition; and improve management of the Bank’s liquidity position, funds management process, and interest rate risk management. The Company and or the Bank have also agreed to maintain an adequate allowance for loan and lease losses; charge-off or collect assets classified as “loss” in the Report of Examination that have not been previously collected or charged off; not to pay any dividends; not to distribute any interest, principal or other sums on trust preferred securities; not to issue, increase or guarantee any debt; not to purchase or redeem any shares of the Company’s stock; and not to accept any new brokered deposits, even if the Bank is considered well capitalized. The term “new brokered deposits” does not include renewals or rollovers of brokered deposits. Within 30 days of the Regulator Agreement, the Bank must submit a written plan to the Regulators for reducing its reliance on brokered deposits.

The Board of Directors of the Company and the Bank are also required to appoint a joint Compliance Committee to monitor and coordinate the Company’s and the Bank’s compliance with the provisions of the Regulator Agreement, obtain prior approval for the appointment of new directors, the hiring or change in responsibilities of senior executive officers; and to comply with restrictions on severance payments and indemnification payments to institution affiliated parties.

Failure to comply with the provisions of the Regulator Agreement could subject the Company and/or the Bank to additional enforcement actions. We believe that the Company and or the Bank have already implemented or are acting in accordance with most of the requirements of the Regulator Agreement, and we intend to take such actions as may be necessary to enable the Company and or the Bank to comply with the remaining requirements of the Regulator Agreement. However, there can be no assurance that the Company will be able to comply fully with the provisions of the Regulator Agreement, or that efforts to comply with the Regulator Agreement will not have adverse effects on the operations and financial condition of the Company.

The Bank will continue to conduct its banking business with customers in a normal fashion. The Bank’s deposits will remain insured by the FDIC to the maximum limits allowed by law. Depending on the level of capital, the Regulators and or the FDIC can institute other corrective measures to require additional capital and have broad enforcement powers to impose substantial fines and other penalties for violation of laws and regulations.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in regulations and set forth in the following table) to risk-weighted assets, and of Tier I capital to average total assets (leverage ratio). The regulatory capital calculation limits the amount of allowance for loan losses that is included in capital to 1.25 percent of risk-weighted assets. At June 30, 2009, the Company and the Bank had approximately $79 million of allowance for loan losses which was excluded from regulatory capital.

As of June 30, 2009	Actual		For capital adequacy purposes		To be considered well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Consolidated	$247,616	10.6%	$187,152	8.0%	$233,940	10.0%
Bank subsidiary	251,522	10.8%	186,853	8.0%	233,566	10.0%
Tier I capital to risk-weighted assets:
Consolidated	164,116	7.0%	93,576	4.0%	140,364	6.0%
Bank subsidiary	221,339	9.5%	93,427	4.0%	140,140	6.0%
Tier I capital to average total assets:
Consolidated	164,116	4.7%	140,821	4.0%	176,026	5.0%
Bank subsidiary	221,339	6.3%	140,669	4.0%	175,836	5.0%

12. Federal Home Loan Bank Advances

First Community Bank has FHLB advances as follows:

	As of June 30, 2009	As of December 31, 2008
	(Dollars in thousands)
$198 million note payable to FHLB, interest at 0.05%, due on January 2, 2009	$—	$198,000
$200 million note payable to FHLB, interest at 0.50%, due on January 2, 2009	—	200,000
$30 million note payable to FHLB, interest only at 2.42% payable monthly, due on April 2, 2009	—	30,000
$75 million note payable to FHLB, interest only at 1.00% payable monthly, due on July 30, 2009	75,000	—
$30 million note payable to FHLB, interest only at 2.66%, payable monthly, due on October 2, 2009	30,000	30,000
$75 million note payable to FHLB, interest only at 1.85% payable monthly, due on January 29, 2010	75,000	—
$30 million note payable to FHLB, interest only at 2.73%, payable monthly, due on April 12, 2010	30,000	30,000
$25 million note payable to FHLB, interest only at 2.07% payable monthly, due on July 30, 2010	25,000	—
$75 million note payable to FHLB, interest only at 2.27% payable monthly, due on September 20, 2010	75,000	—
$25 million note payable to FHLB, interest only at 2.34% payable monthly, due on January 31, 2011	25,000	—
$50 million note payable to FHLB, interest only at 2.48% payable monthly, due on February 28, 2011	50,000	—
$75 million note payable to FHLB, interest only at 2.66% payable monthly, due on August 29, 2011	75,000	—
$30 million note payable to FHLB, interest only at 2.54%, payable monthly, due on April 2, 2012	30,000	—
$7.5 million note payable to FHLB, interest at 5.75%, payable in monthly principal and interest installments of approximately $144,000 through August 1, 2011	3,515	4,266
$7.5 million note payable to FHLB, interest at 5.78%, payable in monthly principal and interest installments of approximately $109,000 through August 1, 2013	4,824	5,328

Total	$498,339	$497,594

As of June 30, 2009, the contractual maturities of FHLB advances are as follows:

(Dollars in thousands)
2009	$106,292
2010	207,699
2011	152,278
2012	31,218
2013	852

Total	$498,339

All outstanding borrowings with the FHLB are collateralized by the Company’s loan portfolio, cash, and marketable securities as discussed in Note 1.

13. Income Taxes

There was no income tax expense for the three and six months ended June 30, 2009, as the net operating loss and other net deferred tax assets were fully offset by a deferred tax asset valuation allowance. SFAS 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if based on the available evidence, it is more likely than not that such assets will not be realized. A valuation allowance of $29.0 million was established at December 31, 2008. The valuation allowance at June 30, 2009 was $41.3 million. The net deferred tax asset as of June 30, 2009 represents the amount of taxes paid in 2008 and 2007 that could be recovered by carrying back tax losses in 2009. After the Colorado branch sale, the Company increased the estimated rate at which net deferred taxes are expected to be realized to 39.5%. The income tax benefit for the three and six months ended June 30, 2008 resulted from the pre-tax loss. The effective income tax rate of 18.7% and 18.1%, respectively, for the three and six months ended June 30, 2008, is due to the impact of permanent non-deductible and non-taxable items in 2008, principally the non-deductible portion of the goodwill impairment charge.

14. Subsequent Events

As of the date of our filing, we have had no material change since June 30, 2009 that would impact the Company’s consolidated financials for the period ended June 30, 2009.

On July 29, 2009, the FHLB increased the Company’s collateral requirement. Management expects to deliver an additional $425 million in par value of loans and investment securities to satisfy the additional requirements. See discussion in Note 1.

On August 5, 2009, the Company announced the retention of Keefe, Bruyette & Woods (“KBW”) as a financial advisor to the Corporation for the review of strategic alternatives to enhance shareholder value, including the possibility of entering into a business combination with a strategic partner. There can be no assurance that the review of strategic alternatives will result in the Company pursuing any particular transaction or strategy, or if it pursues any such transaction or strategy, that it will be completed. The Company does not expect to make further public comment regarding the review until the Board of Directors has approved a specific transaction or otherwise deems disclosure of significant developments is appropriate.

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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. These factors are included in our Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission. We have also included our revised risk factors that are relevant for the current period.

Risk Factors

It may be difficult to trade our shares if we are unable to maintain our listing on the Nasdaq Stock Market or if our stock becomes subject to the penny stock rules of the Securities and Exchange Commission (“SEC”).

Our shares are currently listed with Nasdaq on its Global Select Market. This listing is dependent on us maintaining certain minimum listing standards, including, among others, minimum bid price and stockholders’ equity standards. If we continue to incur losses as we did in 2008 and in the six months ended June 30, 2009 and cannot maintain the standards for continued listing on the Nasdaq Global Select Market, our common stock could be subject to delisting. Trading in our common stock could then be conducted on the over-the-counter market on the OTC Bulletin Board, and we could become subject to the penny stock rules maintained by the SEC. These rules impose additional sales practice requirements on broker-dealers. The additional sales practice requirements could materially adversely affect the willingness or ability of broker-dealers to sell our common stock. As a result, it may be difficult to sell shares or to obtain accurate quotations as to the price of our shares. In addition, it may be more difficult for us to obtain additional equity financing due to liquidity concerns of potential investors. In the past six months, our share price has been below $1.00, but not for thirty consecutive business days, the determining time for failure to meet the minimum bid price on Nasdaq. We have not received a notice from Nasdaq concerning our trading price. Although Nasdaq previously suspended its rules requiring a minimum bid price until July 31, 2009, such rules have now been reinstated. We believe we are currently in compliance with all other listing standards applicable to us. There can be no assurance that we will be able to maintain compliance or that the Nasdaq Stock Market will not revise the standards in a way that would make it more difficult for us to comply.

We operate in a highly regulated environment; changes in federal and state laws and regulations and accounting principles may adversely affect us.

We are a bank holding company. Bank holding companies and their subsidiaries operate in a highly regulated environment, subject to extensive supervision and examination by federal and state bank regulatory agencies. We are subject to changes in federal and state law, as well as changes in regulation and governmental policies, income tax law, and accounting principles. Any change in applicable regulations, or federal or state legislation, or in accounting principles could have a significant impact on us and our results of operations. Additional legislation or regulations, including the EESA (“Emergency Economic Stabilization Act”) and any other legislation or regulation that could be brought about by the current credit and liquidity crisis, may significantly affect our powers, authority, and operations. If new legislation, regulations, or accounting principles are enacted or adopted, our results of operations and financial condition may be adversely affected.

In particular, we are subject to the Bank Holding Company Act of 1956, as amended, and to regulation and supervision by the Federal Reserve Board. First Community Bank, as a state member bank of the Federal Reserve System, is subject to regulation and supervision by the Federal Reserve Board and the New Mexico Financial Institutions Division of the Regulation and Licensing Department and, because its deposits are insured, by the Federal Deposit Insurance Corporation. Our operations in Arizona may also be subject to regulation and supervision by the Arizona State Banking Department. Regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of the regulators’ supervisory and enforcement duties. If regulators exercise these powers, our results of operations and financial condition may be adversely affected.

The Federal Reserve Board has a policy stating that a bank holding company is expected to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support the subsidiary bank. Under this doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices if it fails to commit resources to such a subsidiary bank. A capital injection may be required at times when the holding company may be required to borrow the funds or otherwise obtain the funds from external sources. If we are required to make such a capital injection, we may need to seek capital in order to do so and we may not be able to borrow or otherwise raise capital on favorable terms, or at all.

Non-compliance of our Regulator Agreement may adversely affect our operations.

As a result of the most recent safety and soundness examination of the Company and our subsidiary First Community Bank, which was conducted jointly by the Federal Reserve and the New Mexico Financial Institutions Division, we entered into an agreement on July 2, 2009 (the “Regulator Agreement”). Under the terms of the Regulator Agreement, we agreed, among other things, to engage an independent consultant acceptable to the regulators to assess the Bank’s management and staffing needs, assess the qualifications and performance of all officers of the Bank, and assess the current structure and compositions of the Bank’s board of directors and its committees. In addition, within 60 days of the Regulator Agreement, the Company and or the Bank will submit a written plan to strengthen lending and credit risk management practices and improve the Bank’s position regarding past due loans, problem loans, classified loans, and other real estate owned; maintain sufficient capital at the Bank, holding company and the consolidated level; improve the Bank’s earnings and overall condition; and improve management of the Bank’s liquidity position, funds management process, and interest rate risk management. The Company and or the Bank have also agreed to maintain an adequate allowance for loan and lease losses; charge-off or collect assets classified as “loss” in the Report of Examination that have not been previously collected or charged off; not to pay any dividends; not to distribute any interest, principal or other sums on trust preferred securities; not to issue, increase or guarantee any debt; not to purchase or redeem any shares of the Company’s stock; and not to accept any new brokered deposits, even if the Bank is considered well capitalized. There can be no assurance that the Company and or the Bank’s plans or level of capital will be deemed sufficient by the Regulators. Compliance with the terms of the Regulator Agreement may be expensive, and may take a significant amount of time of our management. However, if we fail to comply with the terms of the Regulator Agreement, we may be subject to further regulations.

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

To qualify as collateral under the FHLB credit policy, loans must not be past due 90 days or more or classified substandard or below. Continuing deterioration of the loan performance could result in the Company being unable to satisfy the collateral requirements of the FHLB and the financial condition of the Company may be adversely affected.

As of June 30, 2009, our allowance for loan losses was $109.1 million or 4.89% of total loans held for investment. Our allowance for loan losses may not be sufficient to cover future loan losses. Future adjustments to the allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used or further adverse developments arise with respect to our nonperforming or performing loans. Material additions to our allowance for loan losses could have a material adverse effect on our financial condition and results of operations.

In addition, bank regulatory agencies periodically review our allowance for loan losses and the values we attribute to real estate acquired through foreclosure or other similar remedies. These regulatory agencies may require us to adjust our determination of the value for these items. If we are required to adjust our allowance for loan losses, our results of operations and financial condition may be adversely affected.

Our profitability depends significantly on local and overall economic conditions.

Our success is dependent to a significant extent upon local economic conditions in the communities we serve and the general economic conditions in the United States. The economic conditions, including real estate values, in these areas and throughout the United States, have a significant impact on loan demand, the ability of borrowers to repay these loans, and the value of the collateral securing these loans. The current decline in general economic conditions, including the decline in real estate values, has resulted in an increase in our nonperforming assets and an increase in our charge-offs on defaulted loans during 2008. A further decline in economic conditions, including depressed real estate values, over a prolonged period of time in any of these areas could cause additional significant increases in nonperforming assets and could continue to affect our ability to recover on defaulted loans by foreclosing and selling the real estate collateral, which could continue to cause decreased operating results, liquidity, and capital. As of June 30, 2009, approximately 86% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate.

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

Liquidity is the ability to meet current and future cash flow needs on a timely basis at a reasonable cost. Our liquidity is used to make loans and to repay deposit liabilities as they become due or are demanded by customers. We regularly monitor our overall liquidity position to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Without sufficient liquidity from these potential sources, we may not be able to meet the cash flow requirements of our depositors and borrowers. Also, see Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

The recent disruption and illiquidity in the credit markets are continuing challenges that have generally made potential funding sources more difficult to access, less reliable, and more expensive. In addition, liquidity in the inter-bank market, as well as the markets for commercial paper, certificates of deposits, and other short-term instruments have significantly contracted. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. These market conditions have made the management of our own and our customers’ liquidity significantly more challenging. At December 31, 2008, all outstanding borrowings with the FHLB were collateralized by a blanket pledge agreement on the Company’s loan portfolio. Subsequent to December 31, 2008, the FHLB notified the Company that its blanket lien will be replaced by a custody arrangement, whereby the FHLB will have custody and endorsement of the loans that collateralize its FHLB borrowings. Sufficient collateral was delivered to satisfy the original requirements of the custody arrangement; however, effective July 29, 2009, the FHLB increased the collateral requirement. Loan collateral with approximately $900 million in par value and approximately $90 million in cash and investment securities has been delivered as collateral to FHLB and management expects to deliver an additional $425 million in par value of loans and investment securities if needed to satisfy the additional requirements. Management believes that we have sufficient loan and investment securities collateral to deliver to the FHLB to fully satisfy the new requirements. However, as the collateral values are determined subjectively by the FHLB, there is no assurance that the FHLB will not require additional collateral or repayment of existing borrowings. Based on our current status with the FHLB, the Company no longer has the ability to draw down additional advances. Under the terms of the Bank’s agreement with the FHLB, the FHLB may at its own option call the outstanding debt due and payable if any of the following have occurred: the Bank has suspended payment to any creditor or there has been an acceleration of the maturity of any indebtedness of the Bank to others; the FHLB reasonably and in good faith determines that a material adverse change has occurred in the financial condition of the Bank; or the FHLB reasonably and in good faith deems itself insecure in the collateral even though the Bank is not otherwise in default.

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

The Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation have joint supervisory guidance on sound risk management practices for concentrations in commercial real estate lending. The guidance is intended to help ensure that institutions pursuing a significant commercial real estate lending strategy remain healthy and profitable while continuing to serve the credit needs of their communities. The agencies are concerned that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. The guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending. The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit banks’ commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. The lending and risk management practices will be taken into account in supervisory evaluation of capital adequacy. Our commercial real estate portfolio as of June 30, 2009, meets the definition of commercial real estate concentration as set forth in the final guidelines. If our risk management practices are found to be deficient, it could result in increased reserves and capital costs.

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

In addition, our net income is affected by our interest rate sensitivity. Interest rate sensitivity is the difference between our interest-earning assets and our interest-bearing liabilities maturing or repricing within a given time period. Interest rate sensitivity is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. Since the middle of 2007, and as of December 31, 2008, the Federal Reserve has lowered the discount rate 500 basis points which has negatively impacted our interest spread. As of June 30, 2009, our cumulative interest rate gap for the period up to three months was a positive $636.4 million. If additional rate decreases occur, our results of operations and financial condition may be further adversely affected.

Our real estate construction loan portfolio may expose us to increased credit risk.

At June 30, 2009, our portfolio of real estate construction loans totaled $835.6 million or 37.2% of total loans. Approximately 43% of these loans are related to residential construction and approximately 57% are for commercial purposes or vacant land. During 2007, 2008, and the first half of 2009, the housing markets declined, evidenced by excess lot inventory and higher levels of completed unsold housing inventory. The decline in the housing market, sub-prime loan crisis, and tightening of credit markets has led to higher than normal foreclosure rates on a national level. Of the states that we operate in, Arizona, where we have the lowest dollar amount of real estate construction loans, has had the largest downturn in the residential real estate market. Although New Mexico, Colorado, and Utah have not experienced as significant a downturn in the residential real estate market, foreclosure rates have had a ripple effect on the construction industry as well as the acquisition and development sectors exposing us to increased credit risk within our construction loan portfolio.

Banking regulations have restricted our ability to pay dividends.

The Company and First Community Bank are both currently precluded from paying dividends pursuant to the Regulator Agreement. There is no assurance that the Company or First Community Bank will be able or permitted to resume paying dividends.

Although we hold all of the outstanding capital stock of First Community Bank, we are a legal entity separate and distinct from First Community Bank. Our ability to pay dividends on our common stock or service our obligations will depend primarily on the ability of First Community Bank to pay dividends to us. First Community Bank’s ability to pay dividends and make other capital distributions to us is governed by federal and state law. Federal and state regulatory limitations on a bank’s dividends generally are based on the bank’s capital levels and current and retained earnings. The earnings of First Community Bank may not be sufficient to make capital distributions to us in an amount sufficient for us to service our obligations or to pay dividends on our common stock. During the third quarter of 2008, we suspended the payment of interest on all of our existing trust preferred securities, pursuant to an informal agreement with regulators. We have since entered into the Regulator Agreement which prohibits us from making such payments.

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

The terms of our trust preferred securities allow us to suspend payments of interest, at our option, for up to five years. Since we have exercised our option to suspend those payments, we are prohibited from paying any dividends on any class of capital stock for as long as the trust preferred interest payments remain suspended. Pursuant to the Regulator Agreement, we are prohibited from paying interest on all of our existing trust preferred securities. Our ability to make interest payments on the trust preferred securities is highly dependent on receiving dividends from First Community Bank. There is no assurance that we will be able to resume making the interest payments.

Consolidated Condensed Balance Sheets

Our total assets decreased by $422.7 million from $3.415 billion as of December 31, 2008, to $2.992 billion as of June 30, 2009. The decrease in total assets is primarily due to the branch sale of approximately $387 million in loans and $20 million in premises and equipment. Our deposits decreased by $324.6 million from $2.523 billion at December 31, 2008, to $2.198 billion at June 30, 2009. The decrease in deposits is primarily due to the branch sale of approximately $512 million in deposits and a reduction in brokered deposits of $112 million, offset by in increase in our non-brokered deposits of $296 million.

The following table presents the amounts of our loans, by category, at the dates indicated.

	June 30, 2009		December 31, 2008		June 30, 2008
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$279,507	12.4%	$356,769	13.0%	$352,039	12.9%
Real estate-commercial	898,435	40.0%	1,172,952	42.6%	1,060,150	38.8%
Real estate-one- to four-family	186,184	8.3%	270,613	9.8%	272,509	10.0%
Real estate-construction	835,561	37.2%	896,117	32.5%	987,306	36.2%
Consumer and other	31,570	1.4%	41,474	1.5%	45,062	1.6%
Mortgage loans available for sale	14,648	0.7%	16,664	0.6%	12,611	0.5%

Total	$2,245,905	100.0%	$2,754,589	100.0%	$2,729,677	100.0%

The following table represents customer deposits, by category, at the dates indicated.

	June 30, 2009		December 31, 2008		June 30, 2008
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Non-interest-bearing	$399,626	18.2%	$453,319	18.0%	$522,015	19.7%
Interest-bearing demand	297,871	13.6%	296,732	11.8%	327,370	12.4%
Money market savings accounts	452,811	20.6%	471,011	18.6%	614,666	23.2%
Regular savings	91,865	4.2%	100,691	4.0%	110,139	4.2%
Certificates of deposit less than $100,000	245,252	11.2%	325,110	12.9%	358,362	13.5%
Certificates of deposit greater than $100,000	418,543	19.0%	471,826	18.7%	631,408	23.8%
CDARS Reciprocal deposits	113,031	5.1%	212,249	8.4%	62,943	2.4%
Brokered deposits	178,895	8.1%	191,604	7.6%	20,000	0.8%

Total	$2,197,894	100.0%	$2,522,542	100.0%	$2,646,903	100.0%

Consolidated Results of Operations

Our net loss for the three months ended June 30, 2009 was $6.2 million or $(0.30) per diluted share, compared to a net loss of $118.3 million or $(5.87) per diluted share for the same period in 2008. First State’s net loss for the six months ended June 30, 2009 was $30.6 million, or $(1.49) per diluted share, compared to a net loss of $114.4 million, or $(5.68) per diluted share for the same period in 2008. The net loss for the three and six months ended June 30, 2009 resulted primarily from the increase in provision for loan losses due to increased non-performing assets and increased charge-offs partially offset by the gain on the sale of our Colorado branches of $23.3 million in June 2009. The net loss for the three and six months ended June 30, 2008 was the result of a $127.4 million non-cash goodwill impairment charge and an increased provision for loan losses due primarily to increased levels of non-performing assets.

First State has disclosed in this Form 10-Q certain non-GAAP financial measures to provide meaningful supplemental information regarding First State’s operational performance and to enhance investors’ overall understanding of First State’s operating financial performance. Management believes that these non-GAAP financial measures allow for additional transparency and are used by some investors, analysts, and other users of First State’s financial information as performance measures. These non-GAAP financial measures are presented for supplemental informational purposes only for understanding First State’s operating results and should not be considered a substitute for financial information presented in accordance with GAAP. These non-GAAP financial measures presented by First State may be different from non-GAAP financial measures used by other companies. The table below presents performance ratios in accordance with GAAP and a reconciliation of the non-GAAP financial measurements to the GAAP financial measurements.

FINANCIAL SUMMARY:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited - $ in thousands except per-share amounts)	2009	2008	2009	2008

Net income (loss) as reported	$(6,226)	$(118,307)	$(30,599)	$(114,382)
Goodwill impairment charge, net of tax	—	107,484	—	107,484
Gain on sale of Colorado branches	(23,292)	—	(23,292)	—

Net income (loss) excluding goodwill impairment charge and gain on sale of Colorado branches	$(29,518)	$(10,823)	$(53,891)	$(6,898)

GAAP basic and diluted earnings (loss) per share	$(0.30)	$(5.87)	$(1.49)	$(5.68)

Diluted earnings (loss) per share excluding goodwill impairment charge and gain on sale of Colorado branches	$(1.43)	$(0.54)	$(2.61)	$(0.34)

GAAP return on average assets	(0.71)%	(13.58)%	(1.77)%	(6.65)%

Return on average assets excluding goodwill impairment charge and gain on sale of Colorado branches	(3.35)%	(1.24)%	(3.12)%	(0.40)%

GAAP return on average equity	(18.59)%	(149.19)%	(42.71)%	(72.38)%

Return on average equity excluding goodwill impairment charge and gain on sale of Colorado branches	(88.13)%	(13.65)%	(75.22)%	(4.36)%

Non-interest income as reported	$30,068	$6,987	$39,702	$13,199
Gain on sale of Colorado branches	(23,292)	—	(23,292)	—

Non-interest income excluding gain on sale of Colorado branches	$6,776	$6,987	$16,410	$13,199

Non-interest expense as reported	$30,112	$155,134	$57,171	$182,895
Goodwill impairment charge	—	(127,365)	—	(127,365)

Non-interest expense excluding goodwill impairment charge	$30,112	$27,769	$57,171	$55,530

Efficiency ratio *	54.76%	405.76%	62.84%	241.13%

Efficiency ratio excluding goodwill impairment charge and gain on sale of Colorado branches	95.01%	72.63%	84.47%	73.21%

GAAP operating expenses to average assets	3.42%	17.81%	3.31%	10.64%

Operating expenses to average assets excluding goodwill impairment charge and gain on sale of Colorado branches	3.42%	3.19%	3.31%	3.23%

Net interest margin	2.96%	3.96%	3.11%	4.04%

Average equity to average assets	3.80%	9.10%	4.15%	9.19%

Leverage ratio:
Consolidated	4.66%	7.11%	4.66%	7.11%

Bank Subsidiary	6.29%	7.88%	6.29%	7.88%

Total risk based capital ratio:
Consolidated	10.58%	10.44%	10.58%	10.44%

Bank Subsidiary	10.77%	10.32%	10.77%	10.32%

*	(Efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.)

The net loss excluding the gain on sale of our Colorado branches for the second quarter was a loss of $29.5 million, or $(1.43) per diluted share. This compares to a net loss, excluding a goodwill impairment charge, net of tax, of $10.8 million or $(0.54) per diluted share for the second quarter of 2008. The net loss excluding the gain on sale of Colorado branches for the six months ended June 30, 2009, was $53.9 million compared to a net loss excluding goodwill impairment charge of $6.9 million for 2008. The net operating loss per diluted share excluding the gain on sale of Colorado branches for the six months ended June 30, 2009 was $(2.61) compared to a net loss per diluted share excluding goodwill impairment charge of $(0.34) for the same period in 2008.

Our net interest income decreased $6.3 million to $24.9 million for the three months ended June 30, 2009 compared to $31.2 million for the same period in 2008. This decrease was composed of a $9.5 million decrease in total interest income, partially offset by a $3.2 million decrease in total interest expense.

The decrease in total interest income for the three months ended June 30, 2009 was composed of a decrease of $11.1 million due to a 1.54% decrease in the yield on average interest-earning assets, partially offset by an increase of $1.4 million due to increased average interest earning assets of $210.7 million. The increase in average earning assets occurred primarily in interest-bearing deposits with other banks.

The decrease in total interest expense for the three months ended June 30, 2009 was composed of a decrease of $5.8 million due to a 0.63% decrease in the cost of interest-bearing liabilities, partially offset by an increase of $2.6 million due to increased average interest-bearing liabilities of $183.4 million. The increase in average interest-bearing liabilities was primarily due to an increase in average interest-bearing deposits of $101.6 million. Average long-term borrowings increased by $280.5 million, offset by a decrease in average short-term debt of $72.7 million, and a decrease in securities sold under agreements to repurchase of $125.9 million.

Our net interest income decreased $11.4 million to $51.3 million for the six months ended June 30, 2009 compared to $62.7 million for the same period in 2008. This decrease was composed of a $21.3 million decrease in total interest income, partially offset by a $9.9 million decrease in total interest expense.

The decrease in total interest income for the six months ended June 30, 2009 was composed of a decrease of $26.1 million due to a 1.68% decrease in the yield on average interest-earning assets, partially offset by an increase of $5.1 million due to increased average interest earning assets of $205.2 million. The increase in average interest earning assets occurred primarily in interest bearing deposits with other banks, and loans.

The decrease in total interest expense for the six months ended June 30, 2009 was composed of a decrease of $15.3 million due to a 0.89% decrease in the cost of interest-bearing liabilities, partially offset by an increase of $5.5 million due to increased average interest-bearing liabilities of $179.3 million. The increase in average interest-bearing liabilities was primarily due to an increase in average long term debt of $215.2 million, partially offset by a decrease in securities sold under agreements to repurchase of $103.2 million, and an increase in interest-bearing deposits of $70.2 million.

The decrease in the net interest margin is primarily due to the decrease in the federal funds target rate that began in September 2007 and continued through December 2008, along with the increase in non-performing assets throughout 2008 and the first half of 2009. The Federal Reserve Bank has lowered the federal funds target rate by 500 basis points, 400 of which occurred in calendar 2008, leading to an equal decrease in the prime lending rate. A significant portion of our loan portfolio is tied directly to the prime lending rate and adjusts daily when there is a change in the prime lending rate. The rates paid on customer deposits are influenced more by competition in our markets and tend to lag behind Federal Reserve Bank action in both timing and magnitude, particularly in this very low rate environment.

Our asset sensitivity including the increase in excess cash during the second quarter of 2009, the decrease in the prime lending rate over the last eighteen months, the increase in non-accrual loans combined with an increase in borrowings and slow and minimal deposit repricing continues to have a negative impact on the net interest margin. The average level of excess cash including interest-bearing deposits with other banks and federal funds sold increased by $219 million and $131 million for the three and six months ended June 30, 2009, respectively while non-accrual loans increased from $74 million at the end of June 30, 2008 to $211 million at the end of June 30, 2009. Of the $211 million, only $185 million negatively impacted the net interest margin. Average borrowings increased $82 million and $109 million for the three and six months ended June 30, 2009, respectively, generating additional interest expense during the period. From a deposit perspective, we have lowered selected deposit rates since the beginning of 2008, but continue to remain competitive in the markets we serve. During the second quarter of 2009 we were required to monitor and maintain our deposit rates no higher than 75 bps above the average local area rates consistent with regulatory requirements for “adequately capitalized” institutions. This contributed to a decrease in our cost of deposits during the second quarter of 2009; however, the excess cash liquidity and increase in non accrual loans negated much of the benefit of the decrease in deposit rates on the overall net interest margin.

In the first quarter of 2009, in order to increase our liquidity position, we issued additional brokered deposits and borrowed additional funds from the Federal Home Loan Bank (“FHLB”), resulting in an increase in lower yielding cash on the balance sheet. We also focused on longer maturities of brokered deposits issued in the first quarter of 2009, as well as longer maturities of FHLB borrowings over the next two to three years to further strengthen our liquidity position. Although these activities as noted above have contributed to the recent margin compression, we continue to believe that the improvement in our current liquidity position clearly outweighs the potential margin compression that could continue over the next few quarters. The extent of future changes in our net interest margin will depend on the amount and timing of any Federal Reserve rate changes, our overall liquidity position, our non-performing asset levels, our ability to manage the cost of interest-bearing liabilities, and our ability to stay competitive in the markets we serve.

Given current economic conditions and trends, we may continue to experience asset quality deterioration and higher levels of nonperforming loans in the near-term, as well as continued compression in our net interest margin, which would result in continued negative earnings and financial condition pressures.

Non-interest Income and Non-interest Expense

An analysis of the components of non-interest income for the three months ended June 30, 2009 and 2008 is presented in the table below.

Non-interest income (Dollars in thousands)	Three Months Ended June 30,
	2009	2008	$ Change	% Change
Service charges	$3,690	$3,722	$(32)	(1)%
Credit and debit card transaction fees	1,044	1,039	5	—
Gain on sale or call of investment securities	—	110	(110)	(100)
Gain on sale of loans	1,260	1,109	151	14
Gain on sale of Colorado branches	23,292	—	23,292	—
Other	782	1,007	(225)	(22)

	$30,068	$6,987	$23,081	330%

The increase in gain on sale of mortgage loans is primarily due to increased volumes. During the second quarter of 2009 we sold $106 million in loans compared to $76 million during the same period in 2008, realizing a smaller gain per loan sold.

The gain on sale of our Colorado branches is from the completion of our sale transaction to Great Western Bank on June 26, 2009.

An analysis of the components of non-interest expense for the three months ended June 30, 2009 and 2008 is presented in the table below.

Non-interest expense (Dollars in thousands)	Three Months Ended June 30,
	2009	2008	$ Change	% Change
Salaries and employee benefits	$12,437	$12,763	$(326)	(3)%
Occupancy	3,623	4,138	(515)	(12)
Data processing	1,435	1,377	58	4
Equipment	1,496	1,913	(417)	(22)
Legal, accounting, and consulting	1,589	790	799	101
Marketing	678	734	(56)	(8)
Telephone	423	573	(150)	(26)
Other real estate owned	815	1,200	(385)	(32)
FDIC insurance premiums	3,782	530	3,252	614
Amortization of intangibles	601	640	(39)	(6)
Goodwill impairment charge	—	127,365	(127,365)	(100)
Other	3,233	3,111	122	4

	$30,112	$155,134	$(125,022)	(81)%

The decrease in salaries and employee benefits is primarily due to a decrease in headcount. At June 30, 2009, full time equivalent employees totaled 587 compared to 905 at June 30, 2008. The decrease is also due to a decrease in incentive bonus expense, a decrease in self-insured medical and dental claims, partially offset by increased mortgage commissions and separation pay associated with the sale of the Colorado branches and the closure of our Colorado Mortgage division. The separation pay related to the Colorado branches and the Colorado Mortgage division totaled $1.3 million.

The decrease in occupancy is primarily due to a decrease in building depreciation expense and leasehold amortization due to the classification of the Colorado branches to held for sale prior to the completion of the sale, and lower lease impairment charges in the second quarter of 2009 compared to 2008.

The decrease in equipment is primarily due to the decrease in depreciation expense on equipment related to the Colorado branches classified as held for sale prior to the completion of the sale.

The increase in legal, accounting, and consulting resulted from legal fees of approximately $350,000 incurred in connection with the sale of our Colorado branches, and consulting costs of approximately $170,000 related to a staffing model that was prepared in connection with our continued efforts to control non-interest expenses. In addition, legal fees in 2009 have been higher as a result of higher levels of non performing loans.

The decrease in expenses for other real estate owned is primarily due to a decrease in write-downs of properties to reflect their fair values, partially offset by an increase in other expenses related to the properties.

The increase in FDIC insurance premiums is due in part to new FDIC assessment rates that took effect on January 1, 2009, as well as an increase in average deposits. Also, in February 2009, the FDIC adopted an additional final rule which included an additional uniform two basis point increase as well as other adjustments that took effect on April 1, 2009. In addition, in May 2009, the FDIC issued a final rule establishing a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. The special assessment which totaled $1.4 million will be collected September 30, 2009.

The goodwill impairment charge represents the write-off of goodwill in the second quarter of 2008.

An analysis of the components of non-interest income for the six months ended June 30, 2009 and 2008 is presented in the table below.

Non-interest income (Dollars in thousands)	Six Months Ended June 30,
	2009	2008	$ Change	% Change
Service charges	$7,453	$6,714	$739	11%
Credit and debit card transaction fees	1,996	1,976	20	1
Gain (loss) on sale or call of investment securities	2,754	(126)	2,880	(2,286)
Gain on sale of loans	2,625	2,356	269	11
Gain on sale of Colorado branches	23,292	—	23,292	—
Other	1,582	2,279	(697)	(31)

	$39,702	$13,199	$26,503	201%

The increase in service charges on deposit accounts is due to an increase in NSF fees charged per occurrence, an increase in account analysis fees, an increase in non-customer ATM fees, and a reduction in fees waived from deposit accounts.

The increase in gain on investment securities is due to an increase in sales of investment securities during the period. During the first quarter of 2009, certain securities were sold at a gain as part of our continued efforts to increase capital. The loss on investment securities in 2008 includes an “other-than-temporary” impairment charge of $333,000 on FHLMC preferred stock, held in the available for sale portfolio and acquired as part of the acquisition of Front Range Capital Corporation in March 2007, partially offset by gains from calls and sales of securities during the period.

The increase in gain on sale of mortgage loans is primarily due to increased volumes. During the first half of 2009 we sold $210 million in loans compared to $161 million during the same period in 2008, realizing a smaller gain per loan sold.

The gain on sale of our Colorado branches is from the completion of our sale transaction to Great Western Bank on June 26, 2009.

The decrease in other non-interest income is due primarily to a decrease in check imprint income, and a decrease in earnings on cash deposited with our official check outsourcing vendor.

An analysis of the components of non-interest expense for the six months ended June 30, 2009 and 2008 is presented in the table below.

Non-interest expense (Dollars in thousands)	Six Months Ended June 30,
	2009	2008	$ Change	% Change
Salaries and employee benefits	$23,959	$26,280	$(2,321)	(9)%
Occupancy	7,441	8,163	(722)	(9)
Data processing	2,912	2,926	(14)	—
Equipment	3,411	4,057	(646)	(16)
Legal, accounting, and consulting	2,943	1,366	1,577	115
Marketing	1,337	1,481	(144)	(10)
Telephone	794	1,066	(272)	(26)
Other real estate owned	1,775	1,702	73	4
FDIC insurance premiums	5,268	995	4,273	429
Amortization of intangibles	1,203	1,280	(77)	(6)
Goodwill impairment charge	—	127,365	(127,365)	(100)
Other	6,128	6,214	(86)	(1)

	$57,171	$182,895	$(125,724)	(69)%

The decrease in salaries and employee benefits is primarily due to a decrease in headcount. At June 30, 2009, full time equivalent employees totaled 587 compared to 905 at June 30, 2008. The decrease is also due to a decrease in incentive bonus expense, a decrease in self-insured medical and dental claims, partially offset by increased mortgage commissions and separation-pay associated with the sale of the Colorado branches and the closure of our Colorado Mortgage division.

The decrease in occupancy is primarily due to a decrease in building depreciation expense and leasehold amortization due to classification of the Colorado branches to held for sale prior to the completion of the sale, and lower lease impairment charges in the second quarter of 2009 compared to 2008.

The decrease in equipment is primarily the decrease in depreciation expense on equipment related to the Colorado branches classified as held for sale prior to the completion of the sale.

The increase in legal, accounting, and consulting resulted from legal and investment banking fees incurred in connection with the sale of our Colorado branches, and consulting costs related to a staffing model that was prepared in connection with our continued efforts to control non-interest expenses.

The increase in expenses for other real estate owned is primarily due to an increase in the number of properties partially offset by a decrease in Oreo write-downs.

The increase in FDIC insurance premiums is due to new FDIC assessment rates that took effect on January 1, 2009, the five basis point special assessment, as well as an increase in deposits. The final rule also permits the imposition of an additional emergency special assessment after June 30, 2009, of up to five basis points per quarter through 2009.

The decrease in other non-interest expense includes decreases in supply expense, delivery expense, check imprint expense, and travel and entertainment expense which are part of our bank wide expense reduction strategy, partially offset by increases in our D & O insurance.

There was no income tax benefit for the three and six months ended June 30, 2009, as the net operating loss and other net deferred tax assets were fully offset by a deferred tax asset valuation allowance.

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

	Six months ended June 30, 2009	Year ended December 31, 2008	Six months ended June 30, 2008
	(Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
Balance beginning of period	$79,707	$31,712	$31,712
Provision for loan losses	64,400	71,618	32,600
Net charge-offs	(27,185)	(23,623)	(5,328)
Allowance related to loans sold	(7,827)	—	—

Balance end of period	$109,095	$79,707	$58,984

Allowance for loan losses to total loans held for investment	4.89%	2.91%	2.17%
Allowance for loan losses to non-performing loans	52%	67%	80%

	June 30, 2009	December 31, 2008	June 30, 2008
	(Dollars in thousands)
NON-PERFORMING ASSETS:
Accruing loans – 90 days past due	$—	$4,139	$1
Non-accrual loans	211,303	114,138	73,929
Total non-performing loans	$211,303	118,277	73,930
Other real estate owned	29,671	18,894	15,610
Total non-performing assets	$240,974	$137,171	$89,540

Potential problem loans	$258,922	$130,884	$74,791

Total non-performing assets to total assets	8.05%	4.02%	2.58%

Our provision for loan losses was $31.1 million and $64.4 million for the three and six month periods ended June 30, 2009, respectively, compared to $28.7 million and $32.6 million for the same periods in 2008. The increase in the provision during the six months of 2009 resulted from the increase in non-performing loans, and the increase in net charge-offs. In assessing the adequacy of the allowance, management reviews the size, quality, and risks of loans in the portfolio, and considers factors such as specific known risks, past experience, the status and amount of non-performing assets, and economic conditions.

Approximately 39% of our non-performing loans are in New Mexico, approximately 28% are in Colorado, approximately 25% are in Utah, and approximately 8% are in Arizona. The real estate construction loan category currently comprises the largest percentage of non-performing loans, at approximately 70% at June 30, 2009. Of the $836 million of real estate construction loans, approximately 43% are related to residential construction and approximately 57% are for commercial purposes or vacant land.

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

Liquidity

During the second quarter of 2009, we continued to focus our attention on the overall liquidity position of the Bank due to the current economic environment in addition to our classification as an “adequately capitalized” institution. We continued to accumulate and maintain excess cash liquidity from loan reductions and increased deposits to compensate for the inability to rollover or issue new brokered deposits including our CDARS Reciprocal deposits while considered an “adequately capitalized” institution. During the quarter, excluding the Colorado branch sale, our efforts contributed to a reduction in the total loan portfolio of $73 million and helped grow deposits $136 million excluding brokered deposits. As a result of our inability to rollover or issue new brokered deposits, we decreased our reliance on brokered deposits by $156 million during the quarter. Approximately $98 million of the decrease was made up of CDARS Reciprocal deposits consisting of our customers who we were not able to renew due to the classification of these deposits as brokered deposits under the regulatory definition.

The Company’s primary sources of funds are customer deposits, loan repayments, maturities of and cash flow from investment securities, and borrowings. Borrowings may include federal funds purchased and securities sold under agreements to repurchase. Investment securities may be used as a source of liquidity either through sale of investment securities available for sale or pledging for qualified deposits, as collateral for FHLB borrowings, or as collateral for other sources.

The Company’s most liquid assets are cash and cash equivalents and marketable investment securities that are not pledged as collateral. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At June 30, 2009, the carrying value of these assets, approximating $673.7 million, consisted of $219.6 million in cash and cash equivalents and $454.1 million in marketable investment securities. Approximately $50.0 million of cash and cash equivalents and $416.0 million of marketable investment securities were pledged as collateral for borrowings, federal funds lines, repurchase agreements and for public funds on deposit at June 30, 2009.

At December 31, 2008, all outstanding borrowings with the FHLB were collateralized by a blanket pledge agreement on the Company’s loan portfolio. Subsequent to December 31, 2008, the FHLB notified the Company that its blanket lien was replaced by a custody arrangement, whereby the FHLB will have custody and endorsement of the loans that collateralize its FHLB borrowings. In addition to cash and investment securities of approximately $90 million, loan collateral with par value of approximately $900 million was delivered to satisfy the original requirements of the custody arrangement. However, effective July 29, 2009, the FHLB increased the collateral requirement. Management expects to deliver an additional $425 million in par value of loans and investment securities to satisfy the additional requirements. For loans to qualify as collateral, they must not be past due 90 days or more, must not be classified substandard or below, and must not be a loan to a director, employee or agent of the Company or the FHLB. Management believes the Company has sufficient loan and investment securities collateral to deliver to the FHLB to fully satisfy the new requirements. However, as the collateral values are determined subjectively by the FHLB, there is no assurance that the FHLB will not require additional collateral or repayment of existing borrowings. Based on our current status with the FHLB, the Company no longer has the ability to draw down additional advances. Under the terms of the Bank’s agreement with the FHLB, the FHLB may at its own option call the outstanding debt due and payable if any of the following have occurred: the Bank has suspended payment to any creditor or there has been an acceleration of the maturity of any indebtedness of the Bank to others; the FHLB reasonably and in good faith determines that a material adverse change has occurred in the financial condition of the Bank; or the FHLB reasonably and in good faith deems itself insecure in the collateral even though the Bank is not otherwise in default.

Based on the Company’s agreement with the FHLB and the FHLB’s credit policy, as the existing borrowings mature, they will be allowed to continuously renew for like amounts, but for terms not to exceed thirty days. The Company has not received any notice from the FHLB regarding a call of its outstanding debt.

During the second quarter, management was also able to establish two additional federal funds borrowing lines for a total capacity of approximately $60 million at June 30, 2009 fully collateralized by investment securities.

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

In order to help improve the Company’s and the Bank’s capital ratios, we suspended our cash dividend payments to shareholders in July 2008, and the Bank has not declared a cash dividend to the Company since May 2008. In early September 2008, we began notifying the holders of our trust preferred securities that interest payments would be deferred, as allowed by the terms of those securities. These actions, among others have been incorporated into a formal agreement. On July 2, 2009, the Company and the bank executed a written agreement (the “Regulator Agreement”) with the Federal Reserve Bank of Kansas City and the New Mexico Financial Institutions Division. The Regulator Agreement is based on findings of the Regulators identified in an examination of the Bank and the Company during January and February of 2009. Several of the provisions in the Regulator Agreement are similar to an informal agreement entered into by the Company and the Bank in September 2008.

Under the terms of the Regulator Agreement, the Company and or the Bank agreed, among other things, to engage an independent consultant acceptable to the Regulators to assess the Bank’s management and staffing needs, assess the qualifications and performance of all officers of the Bank, and assess the current structure and compositions of the Bank’s board of directors and its committees. In addition, within 60 days of the Regulator Agreement, the Company and or the Bank will submit a written plan to strengthen lending and credit risk management practices and improve the Bank’s position regarding past due loans, problem loans, classified loans, and other real estate owned; maintain sufficient capital at the Bank, holding company and the consolidated level; improve the Bank’s earnings and overall condition; and improve management of the Bank’s liquidity position, funds management process, and interest rate risk management. The Company and or the Bank have also agreed to maintain an adequate allowance for loan and lease losses; charge-off or collect assets classified as “loss” in the Report of Examination that have not been previously collected or charged off; not to pay any dividends; not to distribute any interest, principal or other sums on trust preferred securities; not to issue, increase or guarantee any debt; not to purchase or redeem any shares of the Company’s stock; and not to accept any new brokered deposits, even if the Bank is considered well capitalized. The term “new brokered deposits” does not include renewals or rollovers of brokered deposits. Within 30 days of the Regulator Agreement, the Bank must submit a written plan to the Regulators for reducing its reliance on brokered deposits.

The Board of Directors of the Company and the Bank are also required to appoint a joint Compliance Committee to monitor and coordinate the Company’s and the Bank’s compliance with the provisions of the Regulator Agreement, obtain prior approval for the appointment of new directors, the hiring or change in responsibilities of senior executive officers; and to comply with restrictions on severance payments and indemnification payments to institution affiliated parties.

Failure to comply with the provisions of the Regulator Agreement could subject the Company and/or the Bank to additional enforcement actions. We believe that the Company and or the Bank have already implemented or are acting in accordance with most of the requirements of the Regulator Agreement, and we intend to take such actions as may be necessary to enable the Company and or the Bank to comply with the remaining requirements of the Regulator Agreement. However, there can be no assurance that the Company will be able to comply fully with the provisions of the Regulator Agreement, or that efforts to comply with the Regulator Agreement will not have adverse effects on the operations and financial condition of the Company.

The Bank will continue to conduct its banking business with customers in a normal fashion. The Bank’s deposits will remain insured by the FDIC to the maximum limits allowed by law.

Although we do not believe we currently have the ability to raise new capital at an acceptable price in the current economic environment, we continue to evaluate alternative capital strengthening strategies, and are currently working on other initiatives to strengthen our capital position including the potential sale of other loans and normal loan amortization.

In October 2008, we applied for $90 million of capital from the U.S. government under TARP, but withdrew that application in the first quarter 2009 due in part to the uncertainty surrounding the availability and terms of the TARP funding, the potential dilution to our shareholders, and the positive capital impact from the sale of our Colorado branches.

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

	Three Months Ended June 30,
	2009			2008
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$336,756	$4,437	5.28%	$343,799	$5,687	6.65%
Real estate	2,262,569	29,110	5.16%	2,252,069	36,642	6.54%
Consumer	35,576	903	10.18%	45,684	1,142	10.05%
Mortgage	20,409	249	4.89%	15,028	215	5.75%
Other	1,065	—	—	2,453	—	—

Total loans	2,656,375	34,699	5.24%	2,659,033	43,686	6.61%
Allowance for loan losses	(92,619)			(35,494)
Securities:
U.S. government and mortgage-backed	364,454	3,817	4.20%	398,711	4,612	4.65%
State and political subdivisions:
Non-taxable	100,945	1,166	4.63%	80,962	954	4.74%
Taxable	3,384	50	5.93%	2,737	40	5.88%
Other	30,661	123	1.61%	22,679	210	3.72%

Total securities	499,444	5,156	4.14%	505,089	5,816	4.63%
Interest-bearing deposits with other banks	225,212	143	0.25%	2,499	18	2.90%
Federal funds sold	303	—	—	4,050	21	2.09%

Total interest-earning assets	3,381,334	39,998	4.74%	3,170,671	49,541	6.28%
Non-interest-earning assets:
Cash and due from banks	69,464			65,925
Other	173,269			302,631

Total non-interest-earning assets	242,733			368,556

Total assets	$3,531,448			$3,503,733

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$332,539	$528	0.64%	$331,389	$703	0.85%
Certificates of deposit > $100,000	497,532	3,931	3.17%	662,600	6,001	3.64%
Certificates of deposit < $100,000	333,727	2,557	3.07%	370,333	3,701	4.02%
Money market savings accounts	586,833	2,308	1.58%	534,646	3,180	2.39%
Regular savings accounts	103,365	134	0.52%	109,594	202	0.74%
CDARS Reciprocal	147,550	999	2.72%	68,667	645	3.78%
Brokered CDs	206,987	1,037	2.01%	29,689	327	4.43%

Total interest-bearing deposits	2,208,533	11,494	2.09%	2,106,918	14,759	2.82%
Securities sold under agreements to repurchase	60,814	37	0.24%	186,730	620	1.34%
Short-term borrowings	150,330	543	1.45%	223,009	1,250	2.25%
Long-term debt	348,220	2,227	2.57%	67,722	541	3.21%
Junior subordinated debentures	98,410	779	3.18%	98,557	1,125	4.59%

Total interest-bearing liabilities	2,866,307	15,080	2.11%	2,682,936	18,295	2.74%
Non-interest-bearing demand accounts	505,412			481,463
Other non-interest-bearing liabilities	25,384			20,388

Total liabilities	3,397,103			3,184,787
Stockholders’ equity	134,345			318,946

Total liabilities and stockholders’ equity	$3,531,448			$3,503,733

Net interest income		$24,918			$31,246

Net interest spread			2.63%			3.54%
Net interest margin			2.96%			3.96%
Ratio of average interest-earning assets to average interest-bearing liabilities			117.97%			118.18%

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$342,216	$9,003	5.31%	$340,687	$11,953	7.06%
Real estate	2,293,800	59,239	5.21%	2,203,221	76,120	6.95%
Consumer	37,312	1,862	10.06%	46,086	2,328	10.16%
Mortgage	22,652	505	4.50%	16,338	479	5.90%
Other	1,192	—	—	2,478	—	—

Total loans	2,697,172	70,609	5.28%	2,608,810	90,880	7.01%
Allowance for loan losses	(92,125)			(33,893)
Securities:
U.S. government and mortgage-backed	354,699	7,768	4.42%	402,450	9,173	4.58%
State and political subdivisions:
Non-taxable	99,651	2,306	4.67%	77,719	1,848	4.78%
Taxable	3,419	100	5.90%	1,613	48	5.98%
Other	30,917	264	1.72%	21,105	447	4.26%

Total securities	488,686	10,438	4.31%	502,887	11,516	4.61%
Interest-bearing deposits with other banks	126,340	169	0.27%	2,823	55	3.92%
Federal funds sold	12,101	12	0.20%	4,562	59	2.60%

Total interest-earning assets	3,324,299	81,228	4.93%	3,119,082	102,510	6.61%
Non-interest-earning assets:
Cash and due from banks	66,214			66,441
Other	180,951			306,296

Total non-interest-earning assets	247,165			372,737

Total assets	$3,479,339			$3,457,926

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$320,739	$1,045	0.66%	$333,454	$1,579	0.95%
Money market savings accounts	543,169	4,632	1.72%	485,142	6,328	2.62%
Regular savings accounts	102,434	262	0.52%	108,124	437	0.81%
Certificates of deposit > $100,000	488,357	7,938	3.28%	693,331	13,240	3.84%
Certificates of deposit < $100,000	333,764	5,251	3.17%	372,808	7,770	4.19%
CDARS Reciprocal deposits	172,383	2,256	2.64%	67,808	1,427	4.23%
Brokered CDs	207,494	2,054	2.00%	37,446	1,003	5.39%

Total interest-bearing deposits	2,168,340	23,438	2.18%	2,098,113	31,784	3.05%
Securities sold under agreements to repurchase	95,044	136	0.29%	198,287	1,912	1.94%
Short-term borrowings	210,374	1,368	1.31%	213,112	2,875	2.71%
Long-term debt	254,916	3,316	2.62%	39,668	708	3.59%
Junior subordinated debentures	98,428	1,700	3.48%	98,575	2,580	5.26%

Total interest-bearing liabilities	2,827,102	29,958	2.14%	2,647,755	39,859	3.03%
Non-interest-bearing demand accounts	483,332			470,055
Other non-interest-bearing liabilities	24,432			22,317

Total liabilities	3,334,866			3,140,127
Stockholders’ equity	144,473			317,799

Total liabilities and stockholders’ equity	$3,479,339			$3,457,926

Net interest income		$51,270			$62,651

Net interest spread			2.79%			3.58%
Net interest margin			3.11%			4.04%
Ratio of average interest-earning assets to average interest-bearing liabilities			117.59%			117.80%

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

Rising and falling interest rate environments can have various impacts on a bank’s net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank’s various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of June 30, 2009, our cumulative interest rate gap for the period up to three months was a positive $636.4 million and for the period up to one year was a positive $98.9 million. Based solely on our interest rate gap of 12 months or less, our net income could be further unfavorably impacted by additional decreases in interest rates or favorably impacted by increases in interest rates.

The following table sets forth our estimate of maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at June 30, 2009. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Less than three months	Three months to less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with other banks	$161,797	$634	$232	$—	$162,663
Investment securities	43,978	75,799	183,953	181,032	484,762
Federal funds sold	130	—	—	—	130
Loans:
Commercial	159,593	47,454	61,476	10,984	279,507
Real estate	838,023	221,987	586,822	287,996	1,934,828
Consumer	9,547	6,076	12,080	3,867	31,570

Total interest-earning assets	$1,213,068	$351,950	$844,563	$483,879	$2,893,460

Interest-bearing liabilities:
Savings and NOW accounts	$168,508	$213,786	$382,300	$77,953	$842,547
Certificates of deposit greater than $100,000	92,677	240,514	84,963	389	418,543
Certificates of deposit less than $100,000	55,137	133,945	55,641	529	245,252
CDARS Reciprocal deposits	55,444	52,326	5,261	—	113,031
Brokered deposits	—	111,868	67,027	—	178,895
Securities sold under agreements to repurchase	40,628	—	—	—	40,628
FHLB advances and other	75,642	136,981	285,716	—	498,339
Junior subordinated debentures	88,663	—	9,730	—	98,393

Total interest-bearing liabilities	$576,699	$889,420	$890,638	$78,871	$2,435,628

Interest rate gap	$636,369	$(537,470)	$(46,075)	$405,008	$457,832

Cumulative interest rate gap at June 30, 2009	$636,369	$98,899	$52,824	$457,832

Cumulative gap ratio at June 30, 2009	2.10	1.07	1.02	1.19

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2009, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures and internal control over financial reporting are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in our internal control over financial reporting or in other factors that occurred during the registrant’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

On June 3, 2009 we held our annual meeting of shareholders. At that meeting the following items were submitted to a vote of security holders:

1.	The following four directors were elected:

	Term	Shares Voted
Name		For	Withheld
Michael R. Stanford	1 year	17,497,989	453,861
Nedra J. Matteucci	1 year	17,456,716	495,134
Lowell A. Hare	1 year	17,454,924	496,926
A.J. (Jim) Wells	1 year	17,442,806	509,044

As a result of the election of the above listed directors, our Board of Directors will consist of those directors and the following directors: H. Patrick Dee, Leonard J. DeLayo, Jr., Michael J. Blake, Garrey E. Carruthers, Ph.D., Daniel H. Lopez, Ph.D., and Kathleen L. Avila.

2.	Proposal to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2009.

Votes:    For 17,382,977;        Against 544,857;        Abstain 24,016

Item 5.	Other Information

None

Item 6.	Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank N.M. (formerly known as First State Bank of Taos), First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation. (20)
2.2	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (5)
2.3	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation, and Ranchers Banks. (6)
2.4	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc., and AccessBank. (7)
2.5	Agreement and Plan of Merger, dated as of October 4, 2006, by and among First State Bancorporation, MSUB, Inc., Front Range Capital Corporation, and Heritage Bank. (11)
2.6	Loan Purchase Agreement, dated July 27, 2007, by and between First Community Bank, successor by merger to Heritage Bank and CAPFINANCIAL CV2, LLC. (16)
2.7	Written Agreement, dated July 2, 2009, by and between First Community Bank, Federal Reserve Bank of Kansas City, and New Mexico Financial Institutions Division. (23)
2.8	Retention of Financial Advisor, dated August 5, 2009, by and between First State Bancorporation and Keefe, Bruyette & Woods (24)
3.1	Restated Articles of Incorporation of First State Bancorporation. (1)
3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (3)
3.3	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (10)
3.4	Amended Bylaws of First State Bancorporation. (20)
3.5	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (19)
10.1	Executive Employment Agreement. (20)
10.2	First State Bancorporation 2003 Equity Incentive Plan. (20)
10.3	Executive Deferred Compensation Plan. (20) (Participation and contributions to this Plan have been frozen as of December 31, 2004.)
10.4	First Amendment to Executive Employment Agreement. (4)

10.5	Officer Employment Agreement. (4)
10.6	First Amendment to Officer Employment Agreement. (4)
10.7	First State Bancorporation Deferred Compensation Plan. (3)
10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (13)
10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (9)
10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (9)
10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (14)
10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (8)
10.13	Third Amendment to First State Bancorporation 2003 Equity Incentive Plan. (10)
10.14	Compensation Committee Approval and Board Ratification of Certain Executive Salaries. (12)
10.15	Fourth Amendment to First State Bancorporation 2003 Equity Incentive Plan. (17)
10.16	Second Amendment to Executive Employment Agreement (Stanford). (15)
10.17	Second Amendment to Executive Employment Agreement (Dee). (15)
10.18	Second Amendment to Executive Employment Agreement (Spencer). (15)
10.19	Second Amendment to Executive Employment Agreement (Martin). (15)
10.20	Key Executives Incentive Plan. (18)
10.21	Second Amendment to the First State Bancorporation Deferred Compensation Plan. (2)
10.22	Executive Compensation Plan of Heritage Bank. (2)
10.23	Form of Adoption Agreement for Executive compensation Plan of Heritage Bank. (2)
10.24	Executive Retirement Plan of Heritage Bank Amendment and Restatement. (2)
10.25	Form of Adoption Agreement for Executive Retirement Plan of Heritage Bank. (2)
10.26	First Amendment to the Key Executives Incentive Plan. (21)
10.27	Branch purchase agreement, dated as of March 10, 2009, by and among Great Western Bank, first Community Bank, and First State Bancorporation. (22)
14	Code of Ethics for Executives. (20)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference from Amendment 1 to First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2007.
(3)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.
(4)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2005.
(5)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(6)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(7)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(8)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003 (SEC file No. 333-104906).
(9)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2006.
(10)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2006.
(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed October 5, 2006.
(12)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed November 2, 2006.
(13)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on January 26, 2006.
(14)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997 (SEC file No. 333-28217).
(15)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 27, 2007.
(16)	Incorporated by reference to Exhibit 2.1 from First State Bancorporation’s Form 8-K filed on August 1, 2007.
(17)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2007.
(18)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on August 10, 2007.
(19)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2008.
(20)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended September 30, 2008.
(21)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on December 30, 2008.
(22)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2008.
(23)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 9, 2009.
(24)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on August 6, 2009.
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST STATE BANCORPORATION

Date: August 7, 2009	By:	/s/ Michael R. Stanford
Michael R. Stanford, President & Chief Executive Officer

Date: August 7, 2009	By:	/s/ Christopher C. Spencer
Christopher C. Spencer, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank N.M. (formerly known as First State Bank of Taos), First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation. (20)
2.2	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (5)
2.3	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation, and Ranchers Banks. (6)
2.4	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc., and AccessBank. (7)
2.5	Agreement and Plan of Merger, dated as of October 4, 2006, by and among First State Bancorporation, MSUB, Inc., Front Range Capital Corporation, and Heritage Bank. (11)
2.6	Loan Purchase Agreement, dated July 27, 2007, by and between First Community Bank, successor by merger to Heritage Bank and CAPFINANCIAL CV2, LLC. (16)
2.7	Written Agreement, dated July 2, 2009, by and between First Community Bank, Federal Reserve Bank of Kansas City, and New Mexico Financial Institutions Division. (23)
2.8	Retention of Financial Advisor, dated August 5, 2009, by and between First State Bancorporation and Keefe, Bruyette & Woods (24)
3.1	Restated Articles of Incorporation of First State Bancorporation. (1)
3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (3)
3.3	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (10)
3.4	Amended Bylaws of First State Bancorporation. (20)
3.5	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (19)
10.1	Executive Employment Agreement. (20)
10.2	First State Bancorporation 2003 Equity Incentive Plan. (20)
10.3	Executive Deferred Compensation Plan. (20) (Participation and contributions to this Plan have been frozen as of December 31, 2004.)
10.4	First Amendment to Executive Employment Agreement. (4)
10.5	Officer Employment Agreement. (4)
10.6	First Amendment to Officer Employment Agreement. (4)
10.7	First State Bancorporation Deferred Compensation Plan. (3)
10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (13)
10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (9)
10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (9)
10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (14)
10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (8)
10.13	Third Amendment to First State Bancorporation 2003 Equity Incentive Plan. (10)
10.14	Compensation Committee Approval and Board Ratification of Certain Executive Salaries. (12)
10.15	Fourth Amendment to First State Bancorporation 2003 Equity Incentive Plan. (17)
10.16	Second Amendment to Executive Employment Agreement (Stanford). (15)
10.17	Second Amendment to Executive Employment Agreement (Dee). (15)
10.18	Second Amendment to Executive Employment Agreement (Spencer). (15)
10.19	Second Amendment to Executive Employment Agreement (Martin). (15)
10.20	Key Executives Incentive Plan. (18)
10.21	Second Amendment to the First State Bancorporation Deferred Compensation Plan. (2)
10.22	Executive Compensation Plan of Heritage Bank. (2)
10.23	Form of Adoption Agreement for Executive compensation Plan of Heritage Bank. (2)
10.24	Executive Retirement Plan of Heritage Bank Amendment and Restatement. (2)
10.25	Form of Adoption Agreement for Executive Retirement Plan of Heritage Bank. (2)
10.26	First Amendment to the Key Executives Incentive Plan. (21)
10.27	Branch purchase agreement, dated as of March 10, 2009, by and among Great Western Bank, first Community Bank, and First State Bancorporation. (22)
14	Code of Ethics for Executives. (20)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference from Amendment 1 to First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2007.
(3)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.
(4)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2005.
(5)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(6)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(7)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(8)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003 (SEC file No. 333-104906).
(9)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2006.
(10)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2006.
(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed October 5, 2006.
(12)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed November 2, 2006.
(13)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on January 26, 2006.
(14)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997 (SEC file No. 333-28217).
(15)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 27, 2007.
(16)	Incorporated by reference to Exhibit 2.1 from First State Bancorporation’s Form 8-K filed on August 1, 2007.
(17)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2007.
(18)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on August 10, 2007.
(19)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2008.
(20)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended September 30, 2008.
(21)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on December 30, 2008.
(22)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2008.
(23)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 9, 2009
(24)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on August 6, 2009
*	Filed herewith.