Form 10-Q
period 2009-09-30
FIRST STATE BANCORPORATION
filed 2009-11-09
CIK 897861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2009.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,668,729 shares of common stock, no par value, outstanding as of November 3, 2009.

FIRST STATE BANCORPORATION AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Balance Sheets

(unaudited)

(Dollars in thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
Assets
Cash and due from banks	$50,349	$64,891
Interest-bearing deposits with other banks	114,160	1,593
Federal funds sold	217	96

Total cash and cash equivalents	164,726	66,580

Investment securities:
Available for sale (at fair value, amortized cost of $490,195 at September 30, 2009, and $387,713 at December 31, 2008)	495,695	393,488
Held to maturity (at amortized cost, fair value of $60,413 at September 30, 2009, and $61,700 at December 31, 2008)	60,086	63,183
Non-marketable securities, at cost	30,079	32,325

Total investment securities	585,860	488,996

Mortgage loans held for sale	8,525	16,664
Loans held for investment, net of unearned interest	2,117,267	2,737,925
Less allowance for loan losses	(114,603)	(79,707)

Net loans	2,011,189	2,674,882

Premises and equipment (net of accumulated depreciation of $28,519 at September 30, 2009, and $31,965 at December 31, 2008)	35,908	59,669
Accrued interest receivable	8,528	12,437
Other real estate owned	42,086	18,894
Intangible assets (net of accumulated amortization of $4,351 at September 30, 2009, and $6,603 at December 31, 2008)	5,673	15,529
Cash surrender value of bank-owned life insurance	10,891	45,304
Net deferred tax asset	—	6,260
Other assets, net	21,486	26,498

Total assets	$2,886,347	$3,415,049

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$389,672	$453,319
Interest-bearing	1,762,011	2,069,223

Total deposits	2,151,683	2,522,542

Securities sold under agreements to repurchase	31,413	112,276
Federal Home Loan Bank advances	497,697	497,594
Junior subordinated debentures	98,356	98,466
Other liabilities	29,534	24,917

Total liabilities	2,808,683	3,255,795

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued 22,366,004 at September 30, 2009 and 22,025,214 at December 31, 2008; outstanding 20,644,662 at September 30, 2009 and 20,303,872 at December 31, 2008	223,843	222,921
Treasury stock, at cost (1,721,342 shares at September 30, 2009 and December 31, 2008)	(25,027)	(25,027)
Retained deficit	(124,359)	(42,220)
Accumulated other comprehensive income - Unrealized gain on investment securities, net of tax	3,207	3,580

Total stockholders’ equity	77,664	159,254

Total liabilities and stockholders’ equity	$2,886,347	$3,415,049

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Operations

For the three and nine months ended September 30, 2009 and 2008

(unaudited)

(Dollars in thousands, except per share amounts)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Interest income:
Interest and fees on loans	$26,777	$43,757	$97,386	$134,637
Interest on marketable securities:
Taxable	3,730	4,709	11,862	14,377
Non-taxable	(383)	976	1,923	2,824
Federal funds sold	—	13	12	72
Interest-bearing deposits with other banks	100	13	269	68

Total interest income	30,224	49,468	111,452	151,978

Interest expense:
Deposits	8,552	13,419	31,990	45,203
Short-term borrowings	467	2,715	1,971	7,502
Long-term debt	2,220	556	5,536	1,264
Junior subordinated debentures	665	1,116	2,365	3,696

Total interest expense	11,904	17,806	41,862	57,665

Net interest income	18,320	31,662	69,590	94,313
Provision for loan losses	(52,500)	(15,635)	(116,900)	(48,235)

Net interest (loss) income after provision for loan losses	(34,180)	16,027	(47,310)	46,078
Non-interest income:
Service charges	3,157	3,969	10,610	10,683
Credit and debit card transaction fees	871	1,037	2,867	3,013
Gain (loss) on sale or call of investment securities	4,209	(556)	6,963	(682)
Gain on sale of loans	665	840	3,290	3,196
Gain on sale of Colorado branches	—	—	23,292	—
Other	824	1,080	2,406	3,359

Total non-interest income	9,726	6,370	49,428	19,569

Non-interest expenses:
Salaries and employee benefits	9,067	12,468	33,026	38,748
Occupancy	3,285	4,360	10,726	12,523
Data processing	1,340	1,341	4,252	4,267
Equipment	1,324	1,915	4,735	5,972
Legal, accounting, and consulting	2,489	590	5,432	1,956
Marketing	613	1,057	1,950	2,538
Telephone	426	479	1,220	1,545
Other real estate owned	2,143	627	3,918	2,329
FDIC insurance premiums	1,843	554	7,111	1,549
Penalties and interest	897	1	898	48
Goodwill impairment charge	—	—	—	127,365
Amortization of intangibles	272	640	1,475	1,920
Other	2,841	3,228	8,968	9,395

Total non-interest expenses	26,540	27,260	83,711	210,155

Loss before income taxes	(50,994)	(4,863)	(81,593)	(144,508)
Income tax expense (benefit)	546	(3,085)	546	(28,348)

Net loss	$(51,540)	$(1,778)	$(82,139)	$(116,160)

Loss per share:
Basic loss per share	$(2.49)	$(0.09)	$(3.99)	$(5.76)

Diluted loss per share	$(2.49)	$(0.09)	$(3.99)	$(5.76)

Dividends per common share	$—	$—	$—	$0.18

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Comprehensive Income (Loss)

For the three and nine months ended September 30, 2009 and 2008

(unaudited)

(Dollars in thousands)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Net loss	$(51,540)	$(1,778)	$(82,139)	$(116,160)
Other comprehensive loss, net of tax - unrealized holding (losses) gains on securities available for sale arising during period	2,336	(1,215)	3,840	(3,537)
Reclassification adjustment for (gains) losses included in net income (loss)	(2,546)	345	(4,213)	423

Total comprehensive loss	$(51,750)	$(2,648)	$(82,512)	$(119,274)

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the nine months ended September 30, 2009 and 2008

(unaudited)

(Dollars in thousands)

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Cash flows from operating activities:
Net loss	$(82,139)	$(116,160)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	116,900	48,235
Goodwill impairment charge	—	127,365
Provision for decline in value of premises and equipment	—	270
Provision for decline in value of other real estate owned	2,212	1,067
Net loss on sale of other real estate owned	205	363
Depreciation and amortization	5,077	6,663
Decrease in intangibles	8,382	—
Premium on deposits sold	(30,000)	—
Share-based compensation expense	434	604
Gain on sale of mortgage loans	(3,290)	(3,196)
(Gain) loss on sale of investment securities available for sale	(6,963)	682
Loss (gain) on disposal of premises and equipment	42	(5)
Increase in bank-owned life insurance cash surrender value	(1,273)	(1,350)
Amortization of securities, net	1,164	(848)
Amortization of core deposit intangible	1,475	1,920
Mortgage loans originated for sale	(245,165)	(210,217)
Proceeds from sale of mortgage loans held for sale	256,594	216,464
Deferred income taxes	—	(34,322)
Decrease in accrued interest receivable	2,819	3,279
Decrease in other assets, net	10,112	1,667
Increase (decrease) in other liabilities, net	4,694	(666)

Net cash provided by operating activities	41,280	41,815

Cash flows from investing activities:
Net decrease (increase) in loans	124,953	(241,183)
Purchases of investment securities carried at amortized cost	(8,700)	(56,515)
Maturities of investment securities carried at amortized cost	11,805	95,584
Purchases of investment securities carried at fair value	(387,338)	(173,769)
Maturities of investment securities carried at fair value	103,505	161,154
Sale of investment securities available for sale	187,143	2,484
Purchases of non-marketable securities carried at cost	(51)	(11,766)
Redemption of non-marketable securities carried at cost	2,297	—
Purchases of premises and equipment	(380)	(2,198)
Surrender (purchase) of bank-owned life insurance	35,686	(500)
Net proceeds from other real estate owned	8,504	7,475
Proceeds from the sale of fixed assets	4	35
Net cash paid upon branch sale	(81,890)	—

Net cash used by investing activities	(4,462)	(219,199)

Cash flows from financing activities:
Net increase (decrease) in interest-bearing deposits	117,020	(68,081)
Net increase (decrease) in non-interest-bearing deposits	19,672	(9,325)
Net decrease in securities sold under agreements to repurchase	(75,955)	(71,341)
Proceeds from Federal Home Loan Bank advances	430,000	508,100
Payments on Federal Home Loan Bank advances	(429,897)	(192,791)
Proceeds from common stock issued	488	1,088
Dividends paid	—	(3,627)
Treasury stock	—	(6)

Net cash provided by financing activities	61,328	164,017

Increase (decrease) in cash and cash equivalents	98,146	(13,367)
Cash and cash equivalents at beginning of period	66,580	84,709

Cash and cash equivalents at end of period	$164,726	$71,342

(Continued)

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the nine months ended September 30, 2009 and 2008

(unaudited)

(Dollars in thousands)

(continued)

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Supplemental disclosure of noncash investing and financing activities:
Additions to other real estate owned in settlement of loans	$34,812	$6,632

Additions to loans in settlement of other real estate owned	$728	$—

Transfer of fixed assets to other assets	$515	$—

Transfers from loans held for sale to loans held for investment	$—	$2,746

Supplemental disclosure of cash flow information:
Cash paid for interest	$67,875	$58,875

Cash received (paid) for income taxes	$4,890	$3,451

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

Our consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required for complete financial statements. In our opinion, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The Company’s Board of Directors meets monthly (beginning in July 2009) along with the Bank’s Board of Directors and provides broad oversight to the Company’s business. Direct oversight of the Bank’s business, including development of strategic direction, policies, and other matters, is provided by its Board of Directors. The Bank board is composed entirely of internal management, with Michael R. Stanford, the Company’s President and Chief Executive Officer filling the positions of Chairman and Chief Executive Officer at the Bank.

In preparing the consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. These estimates and assumptions are subject to a greater degree of uncertainty as a result of current economic conditions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates and it is reasonably possible that a change in these estimates will occur in the near term.

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

Liquidity

Management currently anticipates that our cash and cash equivalents, expected cash flows from operations, loan and investment security principal repayments, and borrowing capacity will be sufficient to meet our anticipated cash requirements for working capital, loan originations, capital expenditures, and other obligations for at least the next twelve months. This expectation assumes that, because we have provided the requisite collateral and are in compliance with our debt agreement, the FHLB will continue to renew existing borrowings as they mature. However, if the FHLB were to call our borrowings due and payable based on the terms described below, the Company may not be able to continue as a going concern without substantial disposition of assets, restructuring of the debt, or other means of raising capital. This expectation also assumes that core deposits remain stable. A substantial decline in core deposits would severely impact the Company’s ability to meet its obligations for at least the next twelve months.

We continue to focus our attention on the overall liquidity position of the Bank due to the current economic environment and capital structure of the Bank with particular focus on the level of cash liquidity along with monitoring the other liquidity sources available to us including federal funds lines (fully secured by securities or loan collateral) and other assets that can be monetized including the cash surrender value of bank-owned life insurance. We continue to accumulate and maintain excess cash liquidity from loan reductions to compensate for the limited liquidity options currently available. In addition, during the third quarter, we surrendered approximately $36 million in bank-owned life insurance, increasing our cash liquidity.

The Company’s most liquid assets are cash and cash equivalents and marketable investment securities that are not pledged as collateral. The levels of these assets are dependent on operating, financing, lending, and investing activities during any given period. At September 30, 2009, the carrying value of these assets (including pledged assets), approximating $720.5 million, consisted of $164.7 million in cash and cash equivalents and $555.8 million in marketable investment securities. Approximately $483.8 million of marketable investment securities were pledged as collateral for FHLB borrowings, federal funds lines, securities sold under agreements to repurchase, and for public funds on deposit at September 30, 2009.

The Company’s primary sources of funds are customer deposits, loan repayments, maturities of and cash flow from investment securities, and borrowings. Investment securities may be used as a source of liquidity either through sale of investment securities available for sale or pledging for qualified deposits, as collateral for borrowings, or as collateral for other liquidity sources. Borrowings may include federal funds purchased, securities sold under agreements to repurchase, borrowings from the FHLB, and borrowings from the Federal Reserve Bank discount window.

The Bank has established two federal funds borrowing lines for a total capacity of approximately $94 million, fully collateralized by investment securities and commercial loans. During the third quarter, the Bank secured a subordination agreement with the FHLB, which provides the Bank the ability to pledge non-real estate commercial loans to the Federal Reserve Bank discount window. At the end of September, the Bank had approximately $72.5 million in borrowing capacity at the Federal Reserve Bank discount window, included in the $94 million referred to above, collateralized by $132 million in commercial loans.

At December 31, 2008, all outstanding borrowings with the FHLB were collateralized by the Company’s loan portfolio through a blanket lien. During 2009, the blanket lien was replaced by a custody arrangement, whereby the FHLB has custody and endorsement of the loans that collateralize the FHLB borrowings. Effective July 29, 2009, the FHLB increased the collateral requirements related to our outstanding borrowing position by reducing the available collateral percentage applied to the unpaid principal balance of our pledged loans. As of June 30, 2009, the FHLB provided collateral value of approximately 60% of the outstanding unpaid principal balance of loans pledged. The percentage declined during the third quarter of 2009 and as of September 30, 2009, the FHLB provided collateral value of approximately 29% of the outstanding unpaid principal balance of the loans pledged to the FHLB. The FHLB takes into consideration a number of factors in calculating the available collateral value including: credit quality, past due status, loan type and loan documentation exceptions, among other factors.

In addition to investment securities of approximately $196 million, loan collateral with par value of approximately $1.3 billion has been delivered to satisfy the new requirements of the custody arrangement. For loans to qualify as collateral, they must not be past due 90 days or more, must not be classified substandard or below, and must not be a loan to a director, employee or agent of the Company or the FHLB. Because collateral values are determined subjectively by the FHLB, there is no assurance that the FHLB will not require additional collateral or repayment of existing borrowings. Based on our current status with the FHLB, the Company no longer has the ability to draw down additional advances. Under the terms of the Bank’s agreement with the FHLB, the FHLB may at its own option call the outstanding debt due and payable if any of the following have occurred: the Bank has suspended payment to any creditor or there has been an acceleration of the maturity of any indebtedness of the Bank to others; the FHLB reasonably and in good faith determines that a material adverse change has occurred in the financial condition of the Bank; or the FHLB reasonably and in good faith deems itself insecure in the collateral even though the Bank is not otherwise in default. Based on the Company’s agreement with the FHLB and the FHLB’s credit policy, as the existing borrowings mature, they will be allowed to continuously renew for like amounts, but for terms not to exceed thirty days. The Company has not received any notice from the FHLB regarding a call of its outstanding debt.

At September 30, 2009, the Bank was considered “adequately capitalized” while the Company was considered “undercapitalized” for the Tier 1 leverage ratio under regulatory guidelines, subjecting both entities to prompt supervisory and regulatory actions pursuant to the FDIC Improvement Act of 1991, and prohibiting us from accepting, renewing, or rolling over brokered deposits except with a waiver from the FDIC and subjecting the Bank to restrictions on the interest rates that can be paid on deposits.

In the event that the Bank’s deposit generation is negatively impacted by the recent drop to “adequately capitalized” management believes that sufficient cash and liquid assets are on hand to maintain operations and meet all obligations as they come due. From a liquidity standpoint, the most significant ramification of the drop in capitalized category relates to our inability to rollover or renew existing brokered deposits, including CDARS reciprocal deposits, that mature or come up for renewal while the Bank is considered adequately capitalized, without a waiver from the FDIC. The Bank has not received a waiver from the FDIC. Brokered deposits and CDARS reciprocal deposits were $178.8 million and $97.3 million, respectively, at September 30, 2009.

In addition, the Bank is a participating institution in the Transaction Account Guarantee Program (“TAG Program”), which the FDIC extended in the third quarter from December 31, 2009 to June 30, 2010. The TAG Program provides our deposit customers in non-interest bearing and interest-bearing NOW accounts paying fifty basis points or less full FDIC insurance for an unlimited amount.

On September 29, 2009, the FDIC issued a Notice of Proposed Rulemaking (“NPR”) that would require insured institutions to prepay their estimated quarterly risk-based assessments. Specifically, under the proposed rule, institutions would prepay their estimated risk-based deposit insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. If the NPR is approved in its current form, it could have an adverse affect on our liquidity by an estimated $24 million to $26 million. The prepayment is not intended to cause a liquidity shortfall for institutions and may be avoided with a waiver; however, it is anticipated that there will be few waivers granted.

In order to help improve the Company’s and the Bank’s capital ratios, we suspended our cash dividend payments to shareholders in July 2008, and the Bank has not declared a cash dividend to the Company since May 2008. In early September 2008, we began notifying the holders of our trust preferred securities that interest payments would be deferred, as allowed by the terms of those securities.

Capital Adequacy and Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and could include placing the Company into receivership and raise substantial doubt about the Company’s ability to continue as a going concern.

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

Under the terms of the Regulator Agreement, the Company and or the Bank agreed, among other things, to engage an independent consultant acceptable to the Regulators to assess the Bank’s management and staffing needs, assess the qualifications and performance of all officers of the Bank, and assess the current structure and compositions of the Bank’s board of directors and its committees. In addition, within 60 days of the Regulator Agreement, the Company and or the Bank was required to submit a written plan to strengthen lending and credit risk management practices and improve the Bank’s position regarding past due loans, problem loans, classified loans, and other real estate owned; maintain sufficient capital at the Bank, holding company and the consolidated level; improve the Bank’s earnings and overall condition; and improve management of the Bank’s liquidity position, funds management process, and interest rate risk management. The Company and or the Bank have also agreed to maintain an adequate allowance for loan and lease losses; charge-off or collect assets classified as “loss” in the Report of Examination that have not been previously collected or charged off; not to pay any dividends; not to distribute any interest, principal or other sums on trust preferred securities; not to issue, increase or guarantee any debt; not to purchase or redeem any shares of the Company’s stock; and not to accept any new brokered deposits, even if the Bank is considered well capitalized. The term “new brokered deposits” does not include renewals or rollovers of brokered deposits. Within 30 days of the Regulator Agreement, the Bank was required to submit a written plan to the Regulators for reducing its reliance on brokered deposits.

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

Failure to comply with the provisions of the Regulator Agreement could subject the Company and/or the Bank to additional enforcement actions. We believe that the Company and or the Bank are in full compliance with the majority of the requirements of the Regulator Agreement and in partial compliance with the remaining requirements, except for the requirements to submit an acceptable capital plan. Capital plans for the Company and the Bank were submitted timely, but have not been accepted by the regulators due to the lack of solid evidence supporting an increase in capital levels they deem acceptable in the near future. We are continuing to work toward full compliance with the requirements for which we are currently in partial or noncompliance. However, there can be no assurance that the Company will be able to comply fully with the provisions of the Regulator Agreement, or that efforts to comply with the Regulator Agreement will not have adverse effects on the Company’s ability to continue as a going concern.

Although we do not believe we currently have the ability to raise new capital at an acceptable price in the current economic environment, we continue to evaluate alternative capital strengthening strategies, and are currently working on other initiatives to strengthen our capital position including the potential sale of other loans and normal loan amortization. At September 30, 2009, the Bank was considered “adequately capitalized” while the Company was considered “undercapitalized” for the Tier 1 leverage ratio under regulatory guidelines. Based on the recent deterioration of the loan portfolio, there is a pressing need for additional capital. Based on the current economic environment, the Bank may be unable to maintain its “adequately capitalized” status under regulatory guidelines without raising additional capital, a strategic merger, selling a significant amount of assets, obtaining government assistance, or some combination thereof.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in regulations and set forth in the following table) to risk-weighted assets, and of Tier I capital to average total assets (leverage ratio). The regulatory capital calculation limits the amount of allowance for loan losses that is included in capital to 1.25 percent of risk-weighted assets. At September 30, 2009, the Company and the Bank had approximately $87 million of allowance for loan losses which was excluded from regulatory capital.

	Actual		For capital adequacy purposes		To be considered well capitalized
As of September 30, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Consolidated	$187,206	8.8%	$171,106	8.0%	$213,882	10.0%
Bank subsidiary	196,650	9.2%	170,823	8.0%	213,529	10.0%
Tier I capital to risk-weighted assets:
Consolidated	93,603	4.4%	85,553	4.0%	128,329	6.0%
Bank subsidiary	168,874	7.9%	85,411	4.0%	128,117	6.0%
Tier I capital to average total assets:
Consolidated	93,603	3.2%	117,624	4.0%	147,030	5.0%
Bank subsidiary	168,874	5.8%	117,474	4.0%	146,843	5.0%

2. Recent Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) launched its Accounting Standards Codification (“ASC”). The ASC will become the sole source of authoritative U.S. GAAP for interim and annual periods ending after September 15, 2009, except for rules and interpretive releases of the SEC. The adoption of the FASB’s ASC did not have any impact on the Company’s consolidated financial statements.

In July 2009, the FASB issued authoritative guidance that requires former “qualifying special-purpose entities” (“QSPEs”) to be evaluated for consolidation and also changes the approach to determining a variable interest entity’s (“VIE”) primary beneficiary and requires companies to more frequently reassess whether they must consolidate VIEs. The guidance requires additional year-end and interim disclosures for public and nonpublic companies. The guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. For public entities, in periods after initial adoption, certain comparative disclosures are required. Management does not expect this guidance to have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance that will eliminate the concept of a QSPE and associated guidance that had been a significant source of complexity, create more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarify other sale-accounting criteria, and change the initial measurement of a transferor’s interest in transferred financial assets. The guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management does not expect this guidance to have any impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued authoritative guidance establishing principles and requirements for subsequent events. This guidance is to be applied to the accounting for and disclosure of subsequent events not addressed in other previously issued guidance. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and must be applied prospectively. This guidance did not have any impact on the Company’s consolidated financial statements beyond the required disclosures contained herein.

In April 2009, the FASB issued authoritative guidance requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009. This guidance did not have any impact on the Company’s consolidated financial statements beyond the required disclosures contained herein.

In April 2009, the FASB issued authoritative guidance providing additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The guidance also identifies circumstances that indicate a transaction is not orderly and reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The guidance is effective for interim reporting periods ending after June 15, 2009, and must be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance modifying the requirements for recognizing other-than-temporarily impaired debt securities and significantly changing the existing impairment model for such securities. The current “intent and ability” indicator has been modified and other factors have been incorporated to determine whether a debt security is other-than-temporarily impaired. The guidance also changes the trigger used to assess the collectability of cash flows from “probable that the investor will be unable to collect all amounts due” to “the entity does not expect to recover the entire amortized cost basis of the security.” Disclosures about other-than-temporarily impaired debt and equity securities have been expanded and are required for interim and annual reporting periods, effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2009, the FASB issued authoritative guidance amending previously issued guidance regarding the determination of whether an other-than-temporary impairment has occurred. The guidance retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements contained in other guidance, is effective for interim and annual reporting periods ending after December 15, 2008, and is applied prospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

3. Colorado Branch Sale

On June 26, 2009, we completed the sale of our Colorado branches to Great Western Bank, a South Dakota-based subsidiary of National Australia Bank. In June 2009, we transferred approximately $387 million in loans, $512 million in deposits and securities sold under agreements to repurchase, $20 million of premises and equipment and other assets, and received a deposit premium of $30 million. After the write-off of the core deposit intangible associated with these deposits and investment banking fees, we recorded a pretax gain of approximately $23.3 million. Transaction costs recorded as expenses totaled $1.8 million. At June 26, 2009, the weighted average interest rates on the loans and deposits, including securities sold under agreements to repurchase, sold to Great Western Bank were approximately 6.09% and 1.82% respectively.

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

The following is a reconciliation of the numerators and denominators of basic and diluted loss per share for the three and nine months ended September 30:

	Three Months Ended September 30,
	2009			2008
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except share and per share amounts)
Basic EPS:
Net loss	$(51,540)	20,660,518	$(2.49)	$(1,778)	20,232,171	$(0.09)

Effect of dilutive securities Options	—	—		—	—

Diluted EPS:
Net loss	$(51,540)	20,660,518	$(2.49)	$(1,778)	20,232,171	$(0.09)

	Nine Months Ended September 30,
	2009			2008
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except share and per share amounts)
Basic EPS:
Net loss	$(82,139)	20,579,984	$(3.99)	$(116,160)	20,177,842	$(5.76)

Effect of dilutive securities Options	—	—		—	—

Diluted EPS:
Net loss	$(82,139)	20,579,984	$(3.99)	$(116,160)	20,177,842	$(5.76)

Due to the net loss for the three and nine-month periods ended September 30, 2009 approximately 1,369,196 and 1,488,713 weighted-average stock options outstanding, respectively, were excluded from the calculation of diluted loss per share because their inclusion would have been antidilutive. Due to the net loss for the three and nine month periods ended September 30, 2008, approximately 1,513,066 and 1,286,977 weighted-average stock options outstanding, respectively, were excluded from the calculation of diluted loss per share because their inclusion would have been antidilutive.

5. Investment Securities

Following is a summary of amortized cost and approximate market value of investment securities:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
	(Dollars in thousands)
As of September 30, 2009
Obligations of the U.S. Treasury—Available for sale	$75,000	$—	$—	$75,000
Mortgage-backed securities (residential):
Pass-through certificates:
Available for sale	105,604	1,264	37	106,831
Held to maturity	23,130	909	—	24,039
Collateralized mortgage obligations:
Available for sale	251,564	2,422	900	253,086
Held to maturity	2,508	—	743	1,765
Obligations of states and political subdivisions:
Available for sale	58,027	2,845	94	60,778
Held to maturity	34,448	161	—	34,609
Federal Home Loan Bank stock	23,094	—	—	23,094
Federal Reserve Bank stock	6,850	—	—	6,850
Bankers’ Bank of the West stock	135	—	—	135

Total	$580,360	$7,601	$1,774	$586,187

As of December 31, 2008
Obligations of the U.S. Treasury—Held to maturity	$997	$21	$—	$1,018
Obligations of U.S. government agencies—Available for sale	27,457	282	—	27,739
Mortgage-backed securities (residential):
Pass-through certificates:
Available for sale	143,705	4,875	42	148,538
Held to maturity	28,822	407	45	29,184
Collateralized mortgage obligations:
Available for sale	150,875	1,792	1,106	151,561
Held to maturity	3,133	—	1,910	1,223
Obligations of states and political subdivisions:
Available for sale	65,676	942	968	65,650
Held to maturity	30,231	76	32	30,275
Federal Home Loan Bank stock	24,738	—	—	24,738
Federal Reserve Bank stock	7,452	—	—	7,452
Bankers’ Bank of the West stock	135	—	—	135

Total	$483,221	$8,395	$4,103	$487,513

The amortized cost and estimated market value of investment securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Within one year:
Available for sale	$75,776	$75,788
Held to maturity	501	511
One through five years:
Available for sale	3,995	4,218
Held to maturity	3,471	3,585
Five through ten years:
Available for sale	29,712	31,231
Held to maturity	2,980	3,018
After ten years:
Available for sale	23,544	24,541
Held to maturity	27,496	27,496
Mortgage-backed securities (a)	128,734	130,869
Collateralized mortgage obligations(a)	254,072	254,851
Federal Home Loan Bank stock	23,094	23,094
Federal Reserve Bank stock	6,850	6,850
Bankers’ Bank of the West stock	135	135

Total	$580,360	$586,187

(a)	Substantially all of the Company’s mortgage-backed securities are due in 10 years or more based on contractual maturity. The estimated weighted average life, which reflects anticipated future prepayments, is approximately 3.7 years for pass-through certificates and 1.9 years for collateralized mortgage obligations.

Marketable securities available for sale with a fair value of approximately $455.3 million and marketable securities held to maturity with an amortized cost of approximately $28.5 million were pledged to collateralize deposits as required by law and for other purposes including collateral for securities sold under agreements to repurchase, FHLB borrowings and federal funds lines at September 30, 2009.

Proceeds from sales of investments in debt securities for the nine months ended September 30, 2009 were $187.1 million. Gross losses realized were approximately $21,000 for the nine months ended September 30, 2009. Gross gains realized were approximately $6.9 million for the nine months ended September 30, 2009. The Company calculates gain or loss on sale of securities based on the specific identification method.

During the quarter ended September 30, 2009, we reversed approximately $1.5 million in accrued interest on two Colorado metropolitan municipal district bonds. The bond agreements allow the districts to defer interest payments in the case where available funds from development of the district are not sufficient to cover the debt service. Due to the status of the developments and related uncertainty of the cash flows, we reversed the accrued interest on these bonds.

The unrealized losses on investment securities are caused by fluctuations in market interest rates. The majority of the gross unrealized losses as of September 30, 2009 have been in an unrealized loss position for less than 12 months. We have approximately 27 investment positions that are in an unrealized loss position. The underlying cash obligations of Ginnie Mae securities are guaranteed by the U.S. government. The securities are purchased by the Company for their economic value. Because the decrease in fair value is primarily due to market interest rates, projected cash flows are expected to be in excess of amortized cost, and because the Company has the intent and ability to hold these investments until a market price recovery, or maturity of the securities, the Company has concluded that the investments are not considered other-than-temporarily impaired.

	Less than twelve months		Greater than twelve months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2009	(Dollars in thousands)
Mortgage-backed securities	$21,324	$37	$—	$—	$21,324	$37
Collateralized mortgage obligations	85,472	1,209	4,634	434	90,106	1,643
Obligations of states and political subdivisions	1,198	13	2,639	81	3,837	94

Total	$107,994	$1,259	$7,273	$515	$115,267	$1,774

As of December 31, 2008
Mortgage-backed securities	$12,513	$87	$—	$—	$12,513	$87
Collateralized mortgage obligations	34,557	2,704	2,957	312	37,514	3,016
Obligations of states and political subdivisions	24,049	977	1,252	23	25,301	1,000

Total	$71,119	$3,768	$4,209	$335	$75,328	$4,103

6. Loans and Allowance for Loan Losses

Following is a summary of loans and non-performing loans by major categories:

	Loans		Non-Performing Loans
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Commercial	$263,918	$356,769	$14,476	$4,493
Consumer and other	30,430	41,474	3,647	2,394
Real estate – commercial	893,463	1,172,952	55,801	10,912
Real estate – one to four family	203,749	270,613	18,748	9,540
Real estate – construction	725,707	896,117	135,949	90,938

Loans held for investment	2,117,267	2,737,925	228,621	118,277
Mortgage loans available for sale	8,525	16,664	—	—

Total loans	$2,125,792	$2,754,589	$228,621	$118,277

The Company’s loans are currently concentrated in New Mexico, Colorado, Utah, and Arizona. The loan portfolio is heavily concentrated in real estate at approximately 86%. Similarly, the Company’s potential problem loans are concentrated in real estate loans, specifically the real estate construction category. These real estate construction loans are considered to be the loans with the highest risk of loss. Real estate construction loans comprise approximately 34% of the total loans of the Company. Of the $726 million of real estate construction loans, approximately 39% are related to residential construction and approximately 61% are for commercial purposes or vacant land. Approximately 52% of our real estate construction loans are in New Mexico, approximately 21% are in Colorado, approximately 20% are in Utah and approximately 7% are in Arizona.

The following is a summary of the real estate construction loans by type:

	Construction Loans September 30, 2009 (Dollars in thousands)
	$ Total	% of Total	$ Impaired	% Impaired	$ Delinquent	% Delinquent	$ YTD Charge Offs Net of Recoveries
1-4 family vertical construction	88,826	12%	26,957	30.3%	7,982	9.0%	13,362
1-4 family lots and lot development	199,000	27%	51,944	26.1%	6,621	3.3%	23,092
Commercial owner occupied	21,657	3%	2,117	9.8%	—	0.0%	13
Commercial non-owner occupied (land development and vertical construction)	237,124	33%	29,547	12.5%	10,801	4.6%	6,718
Vacant land	179,100	25%	25,384	14.2%	8,591	4.8%	15,400

Total	725,707	100%	135,949	18.7%	33,995	4.7%	58,585

	Construction Loans December 31, 2008 (Dollars in thousands)
	$ Total	% of Total	$ Impaired	% Impaired	$ Delinquent	% Delinquent	$ YTD Charge Offs Net of Recoveries
1-4 family vertical construction	179,918	20%	34,207	19.0%	10,551	5.9%	4,067
1-4 family lots and lot development	239,471	27%	19,805	8.3%	6,874	2.9%	5,071
Commercial owner occupied	25,000	3%	196	0.8%	6,388	25.6%	38
Commercial non-owner occupied (land development and vertical construction)	263,754	29%	19,296	7.3%	13,784	5.2%	2,747
Vacant land	187,974	21%	17,434	9.3%	3,531	1.9%	1,080

Total	896,117	100%	90,938	10.1%	41,128	4.6%	13,003

The increase in non-performing loans relates to various small to medium sized loans. At September 30, 2009, the non-performing loans included approximately 340 borrower relationships. The largest borrower relationships are loans for acquisition and development of residential lots. The eight largest, with balances ranging from $5.5 million to $10.1 million, comprise $61.3 million, or 27%, of the total non-performing loans and have balances of $19.9 million in New Mexico, $10.1 million in Arizona, $7.9 million in Colorado, and $23.4 million in Utah. The specific allowance for loan losses on these loans totaled $3.9 million at September 30, 2009. These eight loans are collateralized by partially developed lots, developed lots and vertical construction. No other non-performing borrower relationship is greater than 3% of the total non-performing loans.

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

We utilize external appraisals to determine the fair value of the collateral for all real estate related loans. For loans secured by other types of assets such as inventory, equipment, and receivables, the values are typically established based on current financial information of the borrower after applying discounts, usually 50% to 100% for stale dated financial information. Appraisals are obtained upon origination of real estate loans. Updated real estate appraisals are obtained at the time a loan is classified as a non-performing asset and determined to be impaired, unless a current appraisal is already on file. New appraisals for impaired loans are obtained annually thereafter or sooner if circumstances indicate that a significant change in value has occurred. Due to the potential for real estate values to change rapidly, appraised values for real estate are discounted to account for deteriorating real estate markets. These discounts consider economic differences that exist in the various markets we serve as well as differences experienced by type of loan and collateral and typically range from 0% to 30% depending on the circumstances surrounding each individual loan. A larger discount may be applied to stale dated appraisals where a current appraisal has been ordered but not yet received. Appraisals on other types of collateral, such as equipment, are also subject to discounting; however, only 5% of our non-performing loans as of September 30, 2009 are secured by collateral other than real estate.

The subjective portion of the allowance for loan losses, which is judgmentally determined, is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. In calculating the subjective portion of the allowance for loan loss, we consider levels and trends in delinquencies, charge-offs and recoveries, changes in underwriting and policies, trends in volume and terms of loans, the quality of lending management and staff, national and local economic conditions, industry conditions, changes in credit concentrations, independent loan review results, and overall problem loan levels. The subjective factor for levels and trends in delinquencies is applied to all non-impaired delinquent loans and the subjective factor for levels and trends in charge-offs and recoveries is applied to all non-impaired classified loans. Subjective factors related to trends in volume and terms of loans, national and local economic trends, and industry conditions are applied to all non-impaired loans. Subjective factors related to changes in credit concentrations are applied to all non-impaired loans above an $8 million relationship level and changes in underwriting and policies are applied to all non-impaired loans below an $8 million relationship level. The subjective factor related to the quality of lending management and staff is applied to all non-impaired Colorado and Utah loans. The subjective factors for overall problem loan levels and independent loan review results are applied to all classified and special mention loans that are not impaired.

The following is a summary of changes to the allowance for loan losses:

	Nine months ended September 30, 2009	Year ended December 31, 2008	Nine months ended September 30, 2008
	(Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
Balance beginning of period	$79,707	$31,712	$31,712
Allowance related to loans sold	(7,747)	—	—
Provision charged to operations	116,900	71,618	48,235
Loans charged-off	(75,812)	(25,587)	(13,095)
Recoveries	1,555	1,964	1,522

Balance end of period	$114,603	$79,707	$68,374

The increase in the provision for loan losses is due to increased non-performing assets and net charge-offs. The carrying value of impaired loans was approximately $228.6 million, $118.3 million and $101.5 million at September 30, 2009, December 31, 2008, and September 30, 2008, respectively. The specific reserve recorded on these loans was approximately $18.3 million, $16.2 million, and $5.1 million at September 30, 2009, December 31, 2008, and September 30, 2008, respectively.

7. Share-Based Compensation

For the three months ended September 30, 2009 and 2008, respectively, we recorded approximately $183,000 and $208,000 of pretax share-based compensation expense associated with outstanding unvested stock options and restricted stock awards in salaries and employee benefits in the accompanying consolidated condensed statements of operations. For the nine months ended September 30, 2009 and 2008, respectively, we recorded approximately $434,000 and $604,000 of pretax share-based compensation expense associated with outstanding unvested stock options and restricted stock awards in salaries and employee benefits in the accompanying consolidated condensed statements of operations.

The following table summarizes our stock option activity during the nine months ended September 30, 2009:

	Shares	Weighted average exercise price
Outstanding at December 31, 2008	1,772,980	$14.82
Granted	10,000	1.53
Expired	(105,500)	10.49
Forfeited	(148,166)	14.93

Outstanding at September 30, 2009	1,529,314	$15.02

Options exercisable at September 30, 2009	770,429	$16.59

The Company estimated the weighted average fair value of options granted during the nine months ended September 30, 2009 to be approximately $0.91 per share. The value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 1.65%; expected dividend yield of zero; an expected life of 6.5 years; and expected volatility of 62.07%.

8. Goodwill

The excess of cost over the fair value of the net assets of acquired banks is recorded as goodwill. As a result of the Company’s market capitalization being less than stockholders’ equity at June 30, 2008, management performed an analysis to determine whether and to what extent the Company’s goodwill may have been impaired. The Company has one reporting unit. The estimated fair value of the Company, which was less than the Company’s stockholders’ equity balance at June 30, 2008, was determined using three methods: comparable transactions; discounted cash flow models, and a market premium approach. Because of the requirements defined in the FASB authoritative guidance on Goodwill and Other Intangible Assets, the market premium approach, based on the fair value of the Company’s common stock on June 30, 2008 plus a control premium, received significant weighting in our analysis at the June 30, 2008 testing date. The second step of the analysis compared the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to the excess. The implied fair value of the Company’s goodwill was determined in the same manner as goodwill recognized in a business combination. That is, the estimated fair value of the Company on the test date is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination with the estimated fair value of the Company representing the price paid to acquire it. The allocation process performed on the test date is only for purposes of determining the implied fair value of goodwill and no assets or liabilities are written up or down, or are any additional unrecognized identifiable intangible assets recorded as part of this process. Based on the analysis, it was determined that the implied fair value of the Company’s goodwill was zero, resulting in the recognition of a goodwill impairment charge to earnings of $127.4 million in June 2008. The goodwill impairment charge had no effect on the Company’s or the Bank’s cash balances or liquidity.

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

Accounting guidance allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. This fair value option election is on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company did not elect to apply the fair value option to any financial assets or liabilities, except as already applicable under other accounting guidance.

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

The following is a description of the valuation methodologies used for assets and liabilities that are recorded at fair value and for estimating fair value for financial instruments not recorded at fair value.

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

Marketable securities held to maturity – The estimated fair value of the majority of securities held to maturity is determined in the same manner as securities available for sale. The remaining securities consist of municipal bonds that are carried at par, which we believe approximates fair value. Due to the lack of an active market for these municipal securities and the individuality of each of these municipal issuances where we hold the majority if not all of the issuance, we analyze these securities for impairment each quarter and have not considered it appropriate to report a value other than par. We currently have four of these securities totaling $29.1 million with a weighted average coupon of 6.64% and remaining maturities greater than five years. Two of the bond agreements, with a par value of $18.8 million and a weighted average coupon of 7.95%, allow the districts to defer interest in the case where available funds from development of the district are not sufficient to cover the debt service. Due to the status of the developments and related uncertainty of the cash flows, we reversed the accrued interest on these bonds.

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

Loans held for investment – We do not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value for disclosure purposes. The estimated fair value of the loan portfolio is calculated by discounting scheduled cash flows over the estimated maturity of loans using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or repricing terms. Credit risk is accounted for through a reduction of contractual cash flows by loss estimates of classified loans and as a component of the discount rate.

Impaired loans – Impaired loans are reported at the present value of the estimated cash flow of expected repayments discounted using the loan’s contractual interest rate or at the fair value of the underlying collateral less estimated selling costs when it is determined that the source of repayment is dependent on the underlying collateral. Collateral values are estimated using independent appraisals or internally developed estimates based on the nature of the collateral and considering similar assets or other available information. Due to the potential for real estate values to change rapidly, appraised values used in our analysis of impairment of real estate are discounted to account for deteriorating real estate markets. These discounts consider economic differences that exist in the various markets we serve as well as differences experienced by type of loan and collateral. As a general rule we apply a 10% discount rate to independent appraisals. A larger discount is applied to appraisals that are older than one year or where the property is not secured by real estate. Appraisals with discounts up to 10% are considered Level 2 inputs. Appraisals with discounts greater than 10% and the internally developed estimates are considered Level 3 inputs.

Loans held for sale – These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds based on sales contracts and commitments. At September 30, 2009 and December 31, 2008, all of the Company’s loans held for sale are carried at cost, as generally, cost is less than the price at which the Company commits to sell the loan to the permanent investor.

Accrued interest receivable – Carrying value of interest receivable approximates fair value, since these instruments have short-term maturities.

Other real estate owned – These assets are reported at the lower of the investment in the related loan or the estimated fair value of the assets received. Fair value of the assets received is determined based on current market information, including independent appraisals less estimated costs of disposition. Due to the potential for real estate values to change rapidly, appraised values used in our analysis of impairment of real estate are discounted when considered necessary to account for deteriorating real estate markets. These discounts consider economic differences that exist in the various markets we serve as well as differences experienced by type of loan and collateral. As a general rule we apply a 10% discount rate to independent appraisals. A larger discount is applied to appraisals that are older than one year or where the property is not secured by real estate. Appraisals with discounts up to 10% are considered Level 2 inputs. Appraisals with discounts greater than 10% are considered Level 3 inputs.

Cash surrender value of bank-owned life insurance – The carrying value of cash surrender value of bank-owned life insurance is the amount realizable by the Company if it were to surrender the policy to the issuing company. Because the carrying value is equal to the amount the Company could realize in cash, the carrying value is considered its fair value.

Deposits – The estimated fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market deposits, approximates the amounts payable on demand at September 30, 2009 and December 31, 2008. The fair value of fixed maturity certificates of deposit is estimated by discounting the future contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

Securities sold under agreements to repurchase and federal funds purchased – The carrying value of securities sold under agreements to repurchase and federal funds purchased, which reset frequently to market interest rates, approximates fair value.

FHLB advances and other – Fair values for FHLB advances and other are estimated based on the current rates offered for similar borrowing arrangements at September 30, 2009.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial Assets	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)

Securities available for sale	$495,695	$26	$495,669	$—

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

	Carrying value at September 30, 2009					Period ended September 30, 2009
	(Dollars in thousands)
	Total		Level 1	Level 2	Level 3	Total Losses
Impaired loans	$228,621		$—	$154,092	$74,529	$83,784	(1)

Other real estate owned	42,086	(2)	—	38,215	3,871	2,212	(3)

						$85,996

(1)	Total losses on impaired loans represents the sum of charge offs, net of recoveries, of $74.3 million plus the increase in specific reserves of $9.5 million ($18.3 million at September 30, 2009 less $8.8 million at December 31, 2008) for the nine-month period ended September 30, 2009.
(2)	Represents the fair value of other real estate owned that is measured at fair value less costs to sell.
(3)	Represents write-downs during the period of other real estate owned subsequent to the initial classification as a foreclosed asset.

The table below is a summary of fair value estimates as of September 30, 2009 for financial instruments. This table excludes financial instruments that are recorded at fair value on a recurring basis.

	September 30, 2009
	Carrying Amount	Fair Value
(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$164,726	$164,744
Marketable securities held to maturity	60,086	60,413
Non-marketable securities	30,079	30,079
Loans, net	2,011,189	2,028,347
Accrued interest receivable	8,528	8,528
Cash surrender value of bank-owned life insurance	10,891	10,891
Financial liabilities:
Deposits	2,151,683	2,160,605
Securities sold under agreements to repurchase	31,413	31,413
FHLB advances	497,697	507,412
Junior subordinated debentures	98,356	98,363

10. Guarantees and Commitments

In the normal course of business, various commitments and contingent liabilities are outstanding, such as standby letters of credit and commitments to extend credit. These financial instruments with off-balance sheet risk are not reflected in the consolidated financial statements.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit amounting to $202 million were outstanding at September 30, 2009.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Standby letters of credit amounting to $36.7 million were outstanding at September 30, 2009.

The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

11. Federal Home Loan Bank Advances

First Community Bank has FHLB advances as follows:

	As of September 30, 2009	As of December 31, 2008
	(Dollars in thousands)
$198 million note payable to FHLB, interest at 0.05%, due on January 2, 2009	$—	$198,000
$200 million note payable to FHLB, interest at 0.50%, due on January 2, 2009	—	200,000
$30 million note payable to FHLB, interest only at 2.42% payable monthly, due on April 2, 2009	—	30,000
$75 million note payable to FHLB, interest only at 0.12% payable monthly, due on October 22, 2009	75,000	—
$30 million note payable to FHLB, interest only at 2.66%, payable monthly, due on October 2, 2009	30,000	30,000
$75 million note payable to FHLB, interest only at 1.85% payable monthly, due on January 29, 2010	75,000	—
$30 million note payable to FHLB, interest only at 2.73%, payable monthly, due on April 12, 2010	30,000	30,000
$25 million note payable to FHLB, interest only at 2.07% payable monthly, due on July 30, 2010	25,000	—
$75 million note payable to FHLB, interest only at 2.27% payable monthly, due on September 20, 2010	75,000	—
$25 million note payable to FHLB, interest only at 2.34% payable monthly, due on January 31, 2011	25,000	—
$50 million note payable to FHLB, interest only at 2.48% payable monthly, due on February 28, 2011	50,000	—
$75 million note payable to FHLB, interest only at 2.66% payable monthly, due on August 29, 2011	75,000	—
$30 million note payable to FHLB, interest only at 2.54%, payable monthly, due on April 2, 2012	30,000	—
$7.5 million note payable to FHLB, interest at 5.75%, payable in monthly principal and interest installments of approximately $144,000 through August 1, 2011	3,132	4,266
$7.5 million note payable to FHLB, interest at 5.78%, payable in monthly principal and interest installments of approximately $109,000 through August 1, 2013	4,565	5,328

Total	$497,697	$497,594

As of September 30, 2009, the contractual maturities of FHLB advances are as follows:

(Dollars in thousands)
2009	$105,651
2010	207,699
2011	152,278
2012	31,218
2013	851

Total	$497,697

All outstanding borrowings with the FHLB are collateralized by the Company’s loan portfolio and pledged marketable securities as discussed in Note 1.

12. Income Taxes

Income tax expense of $546,000 for the three and nine months ended September 30, 2009 is due to the limitation of our net operating loss carryback for alternative minimum tax purposes. No additional expense was recorded, as the net operating loss and other net deferred tax assets were fully offset by a deferred tax asset valuation allowance. SFAS 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. A valuation allowance of $29.0 million was established at December 31, 2008. The valuation allowance at September 30, 2009 was $65.1 million. The net deferred tax asset as of September 30, 2009 is zero, as the amount which represented the amount of taxes paid in 2008 and 2007 that could be recovered by carrying back tax losses in 2009 is classified as current income tax receivable and is included in other assets. $5.6 million of our current receivable of $7.2 million will be realized through the carry back of the net operating loss generated in 2009 generating refunds of taxes paid in 2008 and 2007. After the Colorado branch sale, in the second quarter, the Company increased the estimated rate at which net deferred taxes are expected to be realized to 39.5%. The income tax benefit for the three and nine months ended September 30, 2008 resulted from the pre-tax loss. The effective income tax rate of 63.4% and 19.6%, respectively, for the three and nine months ended September 30, 2008, is due to the impact of permanent non-deductible and non-taxable items in 2008, principally the non-deductible portion of the goodwill impairment charge.

13. Subsequent Events

On November 6, 2009, legislation was signed into law which will enable the Company to carry back tax net operating losses five years versus the two years currently allowed. The Company currently has a valuation allowance offsetting its net operating losses due to the uncertainty of its ability to realize them in future years. The extended carry back period will allow the Company to recover approximately $9.8 million in addition to the current tax receivable. This estimate is based on the 2009 taxable loss generated through September 30, 2009, and will result in a tax benefit in the fourth quarter ending December 31, 2009. The amount is subject to change based on the taxable income or loss generated in the fourth quarter; however, we do not anticipate a significant change.

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

All statements, other than statements of historical fact, included in this Form 10-Q which relate to performance, development or activities that we expect or anticipate will or may happen in the future, are forward looking statements. The discussions regarding our growth strategy, expansion of operations in our markets, acquisitions, dispositions, competition, loan and deposit growth, capital expectations, and response to consolidation in the banking industry include forward-looking statements. Other forward-looking statements may be identified by the use of forward-looking words such as “believe,” “expect,” “may,” “might,” “will,” “should,” “seek,” “could,” “approximately,” “intend,” “plan,” “estimate,” or “anticipate” or the negative of those words or other similar expressions.

Forward-looking statements involve inherent risks and uncertainties and are based on numerous assumptions. They are not guarantees of future performance. A number of important factors could cause actual results to differ materially from those in the forward-looking statement. Some factors include changes in interest rates, local business conditions, government regulations, loss of key personnel or inability to hire suitable personnel, asset quality and loan loss trends, faster or slower than anticipated growth, economic conditions, our competitors’ responses to our marketing strategy or new competitive conditions, and competition in the geographic and business areas in which we conduct our operations. Forward-looking statements contained herein are made only as of the date made, and we do not undertake any obligation to update them to reflect events or circumstances after the date of this report to reflect the occurrence of unanticipated events.

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. These factors are included in our Form 10-K for the year ended December 31, 2008, and updated in our Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission. We have also included our revised risk factors that are relevant for the current period.

Consolidated Condensed Balance Sheets

Our total assets decreased by $528.7 million from $3.415 billion as of December 31, 2008, to $2.886 billion as of September 30, 2009. The decrease in total assets is primarily due to the branch sale of approximately $387 million in loans and $20 million in premises and equipment. In addition, in September 2009, we surrendered approximately $36 million of bank-owned life insurance for liquidity and risk-based capital purposes. These decreases were partially offset by an increase in available for sale securities of $102.2 million. Our deposits decreased by $370.9 million from $2.523 billion at December 31, 2008, to $2.152 billion at September 30, 2009. The decrease in deposits is primarily due to the branch sale of approximately $512 million in deposits and a reduction in brokered deposits of $128 million, offset by an increase in our non-brokered deposits of $269 million.

The following table presents the amounts of our loans, by category, at the dates indicated:

	September 30, 2009		December 31, 2008		September 30, 2008
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$263,918	12.4%	$356,769	13.0%	$352,579	12.8%
Real estate-commercial	893,463	42.1%	1,172,952	42.6%	1,117,029	40.4%
Real estate-one- to four-family	203,749	9.6%	270,613	9.8%	283,262	10.3%
Real estate-construction	725,707	34.1%	896,117	32.5%	950,238	34.4%
Consumer and other	30,430	1.4%	41,474	1.5%	43,048	1.6%
Mortgage loans available for sale	8,525	0.4%	16,664	0.6%	14,981	0.5%

Total	$2,125,792	100.0%	$2,754,589	100.0%	$2,761,137	100.0%

The following table represents customer deposits, by category, at the dates indicated:

	September 30, 2009		December 31, 2008		September 30, 2008
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Non-interest-bearing	$389,672	18.1%	$453,319	18.0%	$476,094	19.1%
Interest-bearing demand	336,950	15.7%	296,732	11.8%	296,955	11.9%
Money market savings accounts	390,288	18.1%	471,011	18.6%	535,075	21.4%
Regular savings	90,008	4.2%	100,691	4.0%	102,685	4.1%
Certificates of deposit less than $100,000	237,932	11.1%	325,110	12.9%	346,010	13.9%
Certificates of deposit greater than $100,000	430,758	20.0%	471,826	18.7%	522,929	20.9%
CDARS Reciprocal deposits	97,271	4.5%	212,249	8.4%	155,143	6.2%
Brokered deposits	178,804	8.3%	191,604	7.6%	62,390	2.5%

Total	$2,151,683	100.0%	$2,522,542	100.0%	$2,497,281	100.0%

Consolidated Results of Operations

Our net loss for the three months ended September 30, 2009 was $51.5 million or $(2.49) per diluted share, compared to a net loss of $1.8 million or $(0.09) per diluted share for the same period in 2008. First State’s net loss for the nine months ended September 30, 2009 was $82.1 million, or $(3.99) per diluted share, compared to a net loss of $116.2 million, or $(5.76) per diluted share for the same period in 2008. The net loss for the three and nine months ended September 30, 2009 resulted primarily from the significant provision for loan losses due to the level of non-performing assets and increased charge-offs, mitigated by the gain on the sale of our Colorado branches of $23.3 million in June 2009. The results for the three and nine months ended September 30, 2008 were negatively impacted by a $127.4 million non-cash goodwill impairment charge that occurred in the second quarter of 2008 as well as provisioning for loan losses due primarily to increasing levels of non-performing assets.

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

FINANCIAL SUMMARY:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited - $ in thousands except per-share amounts)	2009	2008	2009	2008

Net loss as reported	$(51,540)	$(1,778)	$(82,139)	$(116,160)
Goodwill impairment charge, net of tax	—	—	—	107,290
Gain on sale of Colorado branches	—	—	(23,292)	—

Net loss excluding goodwill impairment charge and gain on sale of Colorado branches	$(51,540)	$(1,778)	$(105,431)	$(8,870)

GAAP basic and diluted loss per share	$(2.49)	$(0.09)	$(3.99)	$(5.76)

Diluted loss per share excluding goodwill impairment charge and gain on sale of Colorado branches	$(2.49)	$(0.09)	$(5.12)	$(0.44)

GAAP return on average assets	(6.92)%	(0.20)%	(3.33)%	(4.48)%

Return on average assets excluding goodwill impairment charge and gain on sale of Colorado branches	(6.92)%	(0.20)%	(4.27)%	(0.34)%

GAAP return on average equity	(169.44)%	(3.63)%	(80.48)%	(56.13)%

Return on average equity excluding goodwill impairment charge and gain on sale of Colorado branches	(169.44)%	(3.63)%	(103.30)%	(4.29)%

Non-interest income as reported	$9,726	$6,370	$49,428	$19,569
Gain on sale of Colorado branches	—	—	(23,292)	—

Non-interest income excluding gain on sale of Colorado branches	$9,726	$6,370	$26,136	$19,569

Non-interest expense as reported	$26,540	$27,260	$83,711	$210,155
Goodwill impairment charge	—	—	—	(127,365)

Non-interest expense excluding goodwill impairment charge	$26,540	$27,260	$83,711	$82,790

Efficiency ratio *	94.63%	71.68%	70.33%	184.54%

Efficiency ratio excluding goodwill impairment charge and gain on sale of Colorado branches	94.63%	71.68%	87.45%	72.70%

GAAP operating expenses to average assets	3.57%	3.12%	3.39%	8.11%

Operating expenses to average assets excluding goodwill impairment charge and gain on sale of Colorado branches	3.57%	3.12%	3.39%	3.19%

Net interest margin	2.53%	3.87%	2.93%	3.98%

Average equity to average assets	4.09%	5.61%	4.13%	7.98%

Leverage ratio:
Consolidated	3.18%	7.12%	3.18%	7.12%

Bank Subsidiary	5.75%	8.02%	5.75%	8.02%

Total risk based capital ratio:
Consolidated	8.75%	10.44%	8.75%	10.44%

Bank Subsidiary	9.21%	10.45%	9.21%	10.45%

*	(Efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.)

The net loss excluding the gain on sale of Colorado branches for the nine months ended September 30, 2009, was $105.4 million compared to a net loss excluding goodwill impairment charge of $8.9 million for 2008. The net operating loss per diluted share excluding the gain on sale of Colorado branches for the nine months ended June 30, 2009 was $(5.12) compared to a net loss per diluted share excluding goodwill impairment charge of $(0.44) for the same period in 2008.

Our net interest income decreased $13.4 million to $18.3 million for the three months ended September 30, 2009 compared to $31.7 million for the same period in 2008. This decrease was composed of a $19.2 million decrease in total interest income, partially offset by a $5.9 million decrease in total interest expense. Our net interest margin was 2.53% and 3.87% for the third quarter of 2009 and 2008, respectively, and 2.96% for the second quarter of 2009. The net interest margin was 2.93% and 3.98% for the nine months ended September 30, 2009 and 2008, respectively.

The decrease in total interest income for the three months ended September 30, 2009 was composed of a decrease of $11.7 million due to a 1.86% decrease in the yield on average interest-earning assets, and a decrease of $7.5 million due to a decrease in average interest earning assets of $387.1 million. The decrease in average earning assets occurred primarily in loans, primarily due to the Colorado branch sale on June 26, 2009, and the run-off of other loans, partially offset by an increase in interest-bearing deposits with other banks. In addition, during the quarter ended September 30, 2009, we reversed approximately $1.5 million in accrued interest on two Colorado metropolitan municipal district bonds. The bond agreements allow the districts to defer interest payments in the case where available funds from development of the district are not sufficient to cover the debt service. Due to the status of the developments and related uncertainty of the cash flows, we reversed the accrued interest on these bonds.

The decrease in total interest expense for the three months ended September 30, 2009 was composed of a decrease of $4.2 million due to a 0.61% decrease in the cost of interest-bearing liabilities, and a decrease of $1.7 million due to an increase in average interest-bearing liabilities of $353.5 million. The decrease in average interest-bearing liabilities was primarily due to a decrease in average interest-bearing deposits of $279.0 million, due to the Colorado branch sale that occurred on June 26, 2009, partially offset by increases in interest bearing deposits in our existing markets. Average short-term debt and securities sold under agreements to repurchase decreased by $234.1 million and $117.7 million, respectively, offset by an increase in average long-term borrowings of $277.5 million.

Our net interest income decreased $24.7 million to $69.6 million for the nine months ended September 30, 2009 compared to $94.3 million for the same period in 2008. This decrease was composed of a $40.5 million decrease in total interest income, partially offset by a $15.8 million decrease in total interest expense.

The decrease in total interest income for the nine months ended September 30, 2009 was composed of a decrease of $37.4 million due to a 1.71% decrease in the yield on average interest-earning assets, and a decrease of $3.1 million primarily due to the reversal of approximately $1.5 million in accrued interest on two Colorado metropolitan municipal district bonds. Average interest earning assets were $3.172 million at September 30, 2009, compared to $3.166 million at September 30, 2008. Average loans decreased by $126.6 million, but were offset by the increase in average interest-bearing deposits with other banks.

The decrease in total interest expense for the nine months ended September 30, 2009 was composed of a decrease of $19.3 million due to a 0.79% decrease in the cost of interest-bearing liabilities, partially offset by an increase of $3.5 million on flat average interest-bearing liabilities. Average interest bearing deposits decreased by $47.5 million, average securities sold under agreements to repurchase decreased by $108.2 million, and average short term borrowings decreased by $80.5 million. These decreases were offset by an increase in average long term debt of $236.3 million.

The decrease in the net interest margin is primarily due to the decrease in the federal funds target rate that began in September 2007 and continued through December 2008, along with the increase in non-performing assets throughout 2008 and the first three quarters of 2009. The Federal Reserve Bank has lowered the federal funds target rate by 500 basis points, 400 of which occurred in calendar 2008, leading to an equal decrease in the prime lending rate. Approximately 70% of loans held for investment is tied directly to the prime lending rate and adjusts daily when there is a change in the prime lending rate. Approximately 35% of loans that are tied directly to the prime lending rate have an interest rate floor. The rates paid on customer deposits are influenced more by competition in our markets and tend to lag behind Federal Reserve Bank action in both timing and magnitude, particularly in this very low rate environment. Although we have lowered selected deposit rates since the beginning of 2008, we continue to remain competitive in the markets we serve.

In addition, during the quarter ended September 30, 2009, we reversed approximately $1.5 million in accrued interest on two Colorado metropolitan municipal district bonds. Although the bond agreements allow the districts to defer interest payments, which they have elected to do, we considered it appropriate to reverse the accrued interest as we moved these bonds to non accrual status at the end of the quarter.

Our asset sensitivity including the increase in excess cash, the decrease in the prime lending rate, and the increase in non-accrual loans combined with an increase in borrowings and minimal deposit repricing continues to have a negative impact on the net interest margin.

In the first quarter of 2009, in order to increase our liquidity position, we issued additional brokered deposits and borrowed additional funds from the Federal Home Loan Bank (“FHLB”), resulting in an increase in lower yielding cash on the balance sheet. This strategy increased our cash liquidity and at the same time has resulted in further margin compression by increasing our earning asset base with lower yielding assets and contributing to an increase in interest expense. As part of our strategy, we focused on maturities of 15 to 24 months for brokered deposits issued in the first quarter of 2009, as well as maturities over the next two to three years for FHLB borrowings to further strengthen our liquidity position. Although these activities as noted above have contributed to the recent margin compression, we continue to believe that the improvement in our current liquidity position in the current banking environment outweighs the margin compression we have seen over the last few quarters.

The increase in non accrual loans has continued to put pressure on our net interest margin. The margin compression is a direct result of reversals of accrued interest on loans moving to non accrual status during the period as well as the inability to accrue interest on the respective loan going forward ultimately resulting in an earning asset with a zero percent rate. The level of non accrual loans has increased to $229 million at the end of September 2009 from $99 million at the end of September 2008. Non accrual loans now make up 8% of interest earning assets compared to 3% a year ago.

The extent of future changes in our net interest margin will depend on the amount and timing of any Federal Reserve rate changes, our overall liquidity position, our non-performing asset levels, our ability to manage the cost of interest-bearing liabilities, and our ability to stay competitive in the markets we serve.

Given current economic conditions and trends, we may continue to experience asset quality deterioration and higher levels of non-performing loans in the near-term, as well as continued compression in our net interest margin, which would result in continued negative earnings and financial condition pressures.

Non-interest Income and Non-interest Expense

An analysis of the components of non-interest income for the three months ended September 30, 2009 and 2008 is presented in the table below.

Non-interest income (Dollars in thousands)	Three Months Ended September 30,
	2009	2008	$ Change	% Change
Service charges	$3,157	$3,969	$(812)	(20)%
Credit and debit card transaction fees	871	1,037	(166)	(16)
Gain (loss) on sale or call of investment securities	4,209	(556)	4,765	(857)
Gain on sale of loans	665	840	(175)	(21)
Other	824	1,080	(256)	(24)

	$9,726	$6,370	$3,356	53%

The decrease in service charges and credit and debit card transaction fees is primarily due to the completion of the sale of our Colorado branches on June 26, 2009.

The increase in gain on investment securities is due to an increase in sales of investment securities during the period. Certain securities were sold at a gain as part of our continued efforts to bolster capital by repositioning U.S. Agency securities into GNMA securities which are guaranteed by the U.S. government and therefore have a lower risk weighting for capital purposes. The 2008 loss on investment securities includes an other-than-temporary impairment charge of $565,000 on FHLMC preferred stock acquired as part of the acquisition of Front Range Capital Corporation in March 2007, partially offset by gains from calls and sales of securities during the period.

The decrease in gain on sale of residential mortgage loans is primarily due to decreased volumes. During the third quarter of 2009 we sold approximately $46 million in loans compared to approximately $56 million during the same period in 2008. The decline in volume is due primarily to the closure of our Colorado mortgage operations in conjunction with the Colorado branch sale.

The decrease in other non-interest income is primarily due to a decrease in rental income, related to the sale of our Colorado branches and a decrease in bank owned life insurance income. In September 2009, we surrendered bank-owned life insurance policies with a current value of approximately $36 million for liquidity and risk-based capital purposes. The surrenders resulted in a tax penalty of approximately $896,000 which is included in other non-interest expense.

An analysis of the components of non-interest expense for the three months ended September 30, 2009 and 2008 is presented in the table below.

Non-interest expense (Dollars in thousands)	Three Months Ended September 30,
	2009	2008	$ Change	% Change
Salaries and employee benefits	$9,067	$12,468	$(3,401)	(27)%
Occupancy	3,285	4,360	(1,075)	(25)
Data processing	1,340	1,341	(1)	—
Equipment	1,324	1,915	(591)	(31)
Legal, accounting, and consulting	2,489	590	1,899	322
Marketing	613	1,057	(444)	(42)
Telephone	426	479	(53)	(11)
Other real estate owned	2,143	627	1,516	242
FDIC insurance premiums	1,843	554	1,289	233
Penalties and interest	897	1	896	896
Amortization of intangibles	272	640	(368)	(58)
Other	2,841	3,228	(387)	(12)

	$26,540	$27,260	$(720)	(3)%

The decrease in salaries and employee benefits is primarily due to a decrease in headcount. At September 30, 2009, full time equivalent employees totaled 559 compared to 860 at September 30, 2008. The sale of the Colorado branches and the related closure of the Colorado mortgage division accounted for a headcount reduction of 193. The decrease is also due to a decrease in self-insured medical and dental claims.

The decrease in occupancy is primarily due to a decrease in building depreciation expense, leasehold amortization, and rent and related expenses due to the sale of the Colorado branches and the Colorado Mortgage division closure, partially offset by higher lease impairment charges on vacated office space in the third quarter of 2009 compared to 2008.

The decrease in equipment is primarily due to the decrease in depreciation expense on equipment and a decrease in equipment rental and associated costs due to the sale of the Colorado branches and Colorado Mortgage division closure.

The increase in legal, accounting, and consulting expense resulted partially higher legal fees as a result of our written agreement with the regulators and higher levels of non-performing loans. In addition, we incurred approximately $1.5 million in consulting fees related to a staffing model and various revenue enhancement models that were prepared in connection with our continued efforts to control non-interest expenses and increase other non-interest income.

The decrease in marketing expenses is primarily due to a decrease in direct advertising costs. Marketing costs were higher in the 2008 period due to the Bank’s new ad campaign combined with costs associated with the introduction of the Bank’s new deposit products.

The increase in expenses for other real estate owned is primarily due to an increase in write-downs of properties to reflect further deterioration of fair values subsequent to foreclosure and an increase in other expenses related to the properties, both commensurate with the increase in number of properties.

The increase in FDIC insurance premiums is due to new FDIC assessment rates that took effect on January 1, 2009, as well as an increase in average deposits. In February 2009, the FDIC adopted an additional final rule which included an additional uniform two basis point increase as well as other adjustments that took effect on April 1, 2009.

The increase in penalties and interest is due to interest and penalties of $896,000 related to the surrender of certain bank-owned life insurance.

The decrease in amortization of intangibles is due to the sale of our Colorado branches on June 26, 2009.

Non-interest income (Dollars in thousands)	Nine Months Ended September 30,
	2009	2008	$ Change	% Change
Service charges	$10,610	$10,683	$(73)	(1)%
Credit and debit card transaction fees	2,867	3,013	(146)	(5)
Gain (loss) on sale or call of investment securities	6,963	(682)	7,645	(1,121)
Gain on sale of loans	3,290	3,196	94	3
Gain on sale of Colorado branches	23,292	—	23,292	—
Other	2,406	3,359	(953)	(28)

	$49,428	$19,569	$29,859	153%

The decrease in service charges and credit and debit card transaction fees is due to the completion of the sale of our Colorado branches on June 26, 2009, partially offset by an increase in NSF fees charged per occurrence, an increase in account analysis fees, an increase in non-customer ATM fees, and a reduction in fees waived from deposit accounts.

The increase in gain on investment securities is due to an increase in sales of investment securities during the period. Certain securities were sold at a gain as part of our continued efforts to bolster capital as described above. The 2008 loss on investment securities includes an other-than-temporary charge of $898,000 on FHLMC preferred stock as described above, partially offset by gains from calls and sales of securities during the period.

The gain on sale of our Colorado branches is from sale transaction completed on June 26, 2009.

The decrease in other non-interest income is primarily due to a decrease in check imprint income, a decrease in official check outsourcing fee income as official check processing was brought in-house in the fourth quarter of 2008, a decrease attributable to the redemption of VISA stock that occurred in the first quarter of 2008, a decrease in rental income related to the sale of our Colorado branches on June 26, 2009 and a decrease in bank-owned life insurance income. In September 2009, we surrendered bank-owned life insurance policies with a current value of approximately $36 million for liquidity and risk-based capital purposes. The surrenders resulted in a tax penalty of approximately $896,000 which is included in other non-interest expense.

An analysis of the components of non-interest expense for the nine months ended September 30, 2009 and 2008 is presented in the table below.

Non-interest expense (Dollars in thousands)	Nine Months Ended September 30,
	2009	2008	$ Change	% Change
Salaries and employee benefits	$33,026	$38,748	$(5,722)	(15)%
Occupancy	10,726	12,523	(1,797)	(14)
Data processing	4,252	4,267	(15)	—
Equipment	4,735	5,972	(1,237)	(21)
Legal, accounting, and consulting	5,432	1,956	3,476	178
Marketing	1,950	2,538	(588)	(23)
Telephone	1,220	1,545	(325)	(21)
Other real estate owned	3,918	2,329	1,589	68
FDIC insurance premiums	7,111	1,549	5562	359
Penalties and interest	898	48	850	1,771
Amortization of intangibles	1,475	1,920	(445)	(23)
Goodwill impairment charge	—	127,365	(127,365)	(100)
Other	8,968	9,395	(427)	(5)

	$83,711	$210,155	$(126,444)	(60)%

The decrease in salaries and employee benefits is primarily due to a decrease in headcount. At September 30, 2009, full time equivalent employees totaled 559 compared to 860 at September 30, 2008. The sale of the Colorado branches and the related closure of the Colorado mortgage division accounted for a headcount reduction of 193. The decrease is also due to a decrease in incentive bonus expense and a decrease in self-insured medical and dental claims, partially offset by increased mortgage commissions and separation-pay associated with the sale of the Colorado branches and the closure of our Colorado Mortgage division. The separation pay related to the Colorado branches and the Colorado Mortgage division totaled $1.3 million.

The decrease in occupancy is primarily due to a decrease in building depreciation expense, leasehold amortization, and rent and related expenses due to the sale of the Colorado branches and Colorado Mortgage division closure, partially offset by higher lease impairment charges on vacated office space in the third quarter of 2009 compared to 2008.

The decrease in equipment is primarily due to the decrease in equipment depreciation expense and equipment rental and associated costs on equipment related to the Colorado branches that were sold in June 2009.

The increase in legal, accounting, and consulting expense resulted from legal and investment banking fees incurred in connection with the sale of our Colorado branches of approximately $850,000, consulting costs of $1.5 million related to a staffing model and various revenue enhancement models that were prepared in connection with our continued efforts to control non-interest expenses and increase other non-interest income, and legal fees associated with our written agreement with the regulators and higher levels of non-performing loans.

The increase in expenses for other real estate owned is primarily due to an increase in write-downs of properties subsequent to foreclosure to reflect their fair values and an increase in other expenses related to the properties, both commensurate with the increase in number of properties.

The increase in FDIC insurance premiums is due to new FDIC assessment rates that took effect on January 1, 2009, the five basis point special assessment of $1.4 million that occurred in the second quarter of 2009, as well as an increase in deposits. The final rule also permits the imposition of an additional emergency special assessment after June 30, 2009, of up to five basis points per quarter through 2009.

The increase in penalties and interest is due to interest and penalties of $896,000 related to the surrender of certain bank-owned life insurance.

The decrease in amortization of intangibles is due to the sale of our Colorado branches on June 26, 2009.

Income tax expense in the quarter ended September 30, 2009 of $546,000 is due to the limitation on alternative minimum tax carrybacks due to our net operating loss position.

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

	Nine months ended September 30, 2009	Year ended December 31, 2008	Nine months ended September 30, 2008
	(Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
Balance beginning of period	$79,707	$31,712	$31,712
Provision for loan losses	116,900	71,618	48,235
Net charge-offs	(74,257)	(23,623)	(11,573)
Allowance related to loans sold	(7,747)	—	—

Balance end of period	$114,603	$79,707	$68,374

Allowance for loan losses to total loans held for investment	5.41%	2.91%	2.49%
Allowance for loan losses to non-performing loans	50%	67%	67%

	September 30, 2009	December 31, 2008	September 30, 2008
	(Dollars in thousands)
NON-PERFORMING ASSETS:
Accruing loans – 90 days past due	$—	$4,139	$1,988
Non-accrual loans	228,621	114,138	99,498

Total non-performing loans	$228,621	118,277	101,486
Other real estate owned	42,086	18,894	15,929
Non-accrual investment securities	18,775	—	—

Total non-performing assets	$289,482	$137,171	$117,415

Potential problem loans	$205,782	$130,884	$95,444
Total non-performing assets to total assets	10.03%	4.02%	3.38%

Our provision for loan losses was $52.5 million and $116.9 million for the three and nine month periods ended September 30, 2009, respectively, compared to $15.6 million and $48.2 million for the same periods in 2008. The increase in the provision resulted from the increase in non-performing loans, and the increase in net charge-offs. First State’s allowance for loan losses was 5.41% and 2.49% of total loans held for investment at September 30, 2009 and September 30, 2008, respectively. The increase in the provision is a result of an increase in non-performing loans and higher levels of net charge-offs. Non-performing loans increased by $110.3 million during the first three quarters of 2009, including increases of $45.3 million and $47.7 million in the first and second quarters respectively, while the increase for the third quarter fell to $17.3 million. Potential problem loans increased by $74.9 million from December 31, 2008; however, for the quarter ended September 30, 2009, they declined by $53.1 million. Net charge-offs totaled $74.3 million during the first three quarters of 2009, including $13.3 million and $13.9 million in the first and second quarters, respectively. Net charge-offs for the third quarter ended September 30, 2009 were $47.1 million which incorporates acceleration in the timing of when previously provided specific loan reserves are charged off. Historically, specifically provided reserves were taken as charge-offs upon final resolution of the problem loans. Given the current economic environment and negative trends in commercial real estate, in the quarter ended September 30, 2009, we began charging off specific reserves that have been determined to be collateral dependent with no other sources of potential repayment or indication of possible recovery. In assessing the adequacy of the allowance, management reviews the size, quality, and risks of loans in the portfolio, and considers factors such as specific known risks, past experience, the status and amount of non-performing assets, and economic conditions.

Approximately 39% of our non-performing loans are in New Mexico, approximately 26% are in Colorado, approximately 21% are in Utah, and approximately 14% are in Arizona. The real estate construction loan category currently comprises the largest percentage of non-performing loans, at approximately 58% at September 30, 2009. Of the $726 million of real estate construction loans, approximately 39% are related to residential construction and approximately 61% are for commercial purposes or vacant land. Approximately 52% of our real estate construction loans are in New Mexico, approximately 21% are in Colorado, approximately 20% are in Utah and approximately 7% are in Arizona.

Given current economic conditions and trends, we may continue to experience asset quality deterioration and higher levels of non-performing loans in the near-term, which would result in continued negative earnings and financial condition pressures.

We sell virtually all of the residential mortgage loans that we originate and we have no securities that are backed by sub-prime mortgages.

Potential problem loans are loans not included in non-performing loans that we have doubts as to the ability of the borrowers to comply with present loan repayment terms.

Liquidity and Capital Resources

We continue to focus our attention on the overall liquidity position of the Bank due to the current economic environment and capital structure of the Bank with particular focus on the level of cash liquidity along with monitoring the other liquidity sources available to us including federal funds lines (fully secured by securities or loan collateral) and other assets that can be monetized including the cash surrender value of bank-owned life insurance. We continue to accumulate and maintain excess cash liquidity from loan reductions to compensate for the limited liquidity options currently available. In addition, during the third quarter, we surrendered approximately $36 million in bank-owned life insurance, increasing our cash liquidity.

The Company’s most liquid assets are cash and cash equivalents and marketable investment securities that are not pledged as collateral. The levels of these assets are dependent on operating, financing, lending, and investing activities during any given period. At September 30, 2009, the carrying value of these assets (including pledged assets), approximating $720.5 million, consisted of $164.7 million in cash and cash equivalents and $555.8 million in marketable investment securities. Approximately $483.8 million of marketable investment securities were pledged as collateral for FHLB borrowings, federal funds lines, securities sold under agreements repurchase, and for public funds on deposit at September 30, 2009.

The Company’s primary sources of funds are customer deposits, loan repayments, maturities of and cash flow from investment securities, and borrowings. Investment securities may be used as a source of liquidity either through sale of investment securities available for sale or pledging for qualified deposits, as collateral for borrowings, or as collateral for other liquidity sources. Borrowings may include federal funds purchased, securities sold under agreements to repurchase, borrowings from the FHLB, and borrowings from the Federal Reserve Bank discount window.

The Bank has established two federal funds borrowing lines for a total capacity of approximately $94 million, fully collateralized by investment securities and commercial loans. During the third quarter, the Bank secured a subordination agreement with the FHLB, which provides the Bank the ability to pledge non real estate commercial loans to the Federal Reserve Bank discount window. At the end of September, the Bank had approximately $72.5 million in additional borrowing capacity included in the $94 million above attributable to $132 million in commercial loans currently pledged to the Federal Reserve Bank discount window.

At December 31, 2008, all outstanding borrowings with the FHLB were collateralized by the Company’s loan portfolio through a blanket lien. During 2009, the FHLB notified the Company that its blanket lien was replaced by a custody arrangement, whereby the FHLB has custody and endorsement of the loans that collateralize the FHLB borrowings. Effective July 29, 2009, the FHLB increased the collateral requirements related to our outstanding borrowing position by reducing the available collateral percentage applied to the unpaid principal balance of our pledged loans. As of June 30, 2009, the FHLB provided collateral value of approximately 60% of the outstanding unpaid principal balance of loans pledged. The percentage declined during the third quarter of 2009 and as of September 30, 2009, the FHLB provided collateral value of approximately 29% of the outstanding unpaid principal balance of the loans pledged to the FHLB. The FHLB takes into consideration a number of factors in calculating the available collateral value including: credit quality, past due status, loan type and loan documentation exceptions, among other factors.

In addition to investment securities of approximately $196 million, loan collateral with par value of approximately $1.3 billion has been delivered to satisfy the new requirements of the custody arrangement. For loans to qualify as collateral, they must not be past due 90 days or more, must not be classified substandard or below, and must not be a loan to a director, employee or agent of the Company or the FHLB. Because collateral values are determined subjectively by the FHLB, there is no assurance that the FHLB will not require additional collateral or repayment of existing borrowings. Based on our current status with the FHLB, the Company no longer has the ability to draw down additional advances. Under the terms of the Bank’s agreement with the FHLB, the FHLB may at its own option call the outstanding debt due and payable if any of the following have occurred: the Bank has suspended payment to any creditor or there has been an acceleration of the maturity of any indebtedness of the Bank to others; the FHLB reasonably and in good faith determines that a material adverse change has occurred in the financial condition of the Bank; or the FHLB reasonably and in good faith deems itself insecure in the collateral even though the Bank is not otherwise in default. Based on the Company’s agreement with the FHLB and the FHLB’s credit policy, as the existing borrowings mature, they will be allowed to continuously renew for like amounts, but for terms not to exceed thirty days. The Company has not received any notice from the FHLB regarding a call of its outstanding debt.

At September 30, 2009, the Bank was considered “adequately capitalized” while the Company was considered “undercapitalized” for the Tier 1 leverage ratio under regulatory guidelines, subjecting both entities to prompt supervisory and regulatory actions pursuant to the FDIC Improvement Act of 1991, and prohibiting us from accepting, renewing, or rolling over brokered deposits except with a waiver from the FDIC and subjecting the Bank to restrictions on the interest rates that can be paid on deposits.

In the event that the Bank’s deposit generation is negatively impacted by the recent drop to “adequately capitalized” management believes that sufficient cash and liquid assets are on hand to maintain operations and meet all obligations as they come due. From a liquidity standpoint, the most significant ramification of the drop in capitalized category relates to our inability to rollover or renew existing brokered deposits, including CDARS reciprocal deposits, that mature or come up for renewal while the Bank is considered adequately capitalized, without a waiver from the FDIC. The Bank has not received a waiver from the FDIC. Brokered deposits and CDARS reciprocal deposits were $178.8 million and $97.3 million, respectively, at September 30, 2009.

In addition, the Bank is a participating institution in the Transaction Account Guarantee Program (“TAG Program”), which the FDIC extended in the third quarter from December 31, 2009 to June 30, 2010. The TAG Program provides our deposit customers in non-interest bearing and interest-bearing NOW accounts paying fifty basis points or less full FDIC insurance for an unlimited amount.

On September 29, 2009, the FDIC issued a NPR that would require insured institutions to prepay their estimated quarterly risk-based assessments. Specifically, under the proposed rule, institutions would prepay their estimated risk-based deposit insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. If the NPR is approved in its current form, it could have an adverse affect on our liquidity by an estimated $24 million to $26 million. The prepayment is not intended to cause a liquidity shortfall for institutions and may be avoided with a waiver; however, it is anticipated that there will be few waivers granted.

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

Under the terms of the Regulator Agreement, the Company and or the Bank agreed, among other things, to engage an independent consultant acceptable to the Regulators to assess the Bank’s management and staffing needs, assess the qualifications and performance of all officers of the Bank, and assess the current structure and compositions of the Bank’s board of directors and its committees. In addition, within 60 days of the Regulator Agreement, the Company and or the Bank was required to submit a written plan to strengthen lending and credit risk management practices and improve the Bank’s position regarding past due loans, problem loans, classified loans, and other real estate owned; maintain sufficient capital at the Bank, holding company and the consolidated level; improve the Bank’s earnings and overall condition; and improve management of the Bank’s liquidity position, funds management process, and interest rate risk management. The Company and or the Bank have also agreed to maintain an adequate allowance for loan and lease losses; charge-off or collect assets classified as “loss” in the Report of Examination that have not been previously collected or charged off; not to pay any dividends; not to distribute any interest, principal or other sums on trust preferred securities; not to issue, increase or guarantee any debt; not to purchase or redeem any shares of the Company’s stock; and not to accept any new brokered deposits, even if the Bank is considered well capitalized. The term “new brokered deposits” does not include renewals or rollovers of brokered deposits. Within 30 days of the Regulator Agreement, the Bank was required to submit a written plan to the Regulators for reducing its reliance on brokered deposits.

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

Failure to comply with the provisions of the Regulator Agreement could subject the Company and/or the Bank to additional enforcement actions. We believe that the Company and or the Bank are in full compliance with the majority of the requirements of the Regulator Agreement and in partial compliance with the remaining requirements, except for the requirements to submit an acceptable capital plan. Capital plans for the Company and the Bank were submitted timely, but have not been accepted by the regulators due to the lack of solid evidence supporting an increase in capital levels they deem acceptable in the near future. We are continuing to work toward full compliance with the requirements for which we are currently in partial or noncompliance. However, there can be no assurance that the Company will be able to comply fully with the provisions of the Regulator Agreement, or that efforts to comply with the Regulator Agreement will not have adverse effects on the Company’s ability to continue as a going concern.

The Bank will continue to conduct its banking business with customers in a normal fashion. The Bank’s deposits will remain insured by the FDIC to the maximum limits allowed by law.

Although we do not believe we currently have the ability to raise new capital at an acceptable price in the current economic environment, we continue to evaluate alternative capital strengthening strategies, and are currently working on other initiatives to strengthen our capital position including the potential sale of other loans and normal loan amortization. At September 30, 2009, the Bank was considered “adequately capitalized” while the Company was considered “undercapitalized” for the Tier 1 leverage ratio under regulatory guidelines. Based on the recent deterioration of the loan portfolio, there is a pressing need for additional capital. Based on the current economic environment, the Bank may be unable to maintain its “adequately capitalized” status under regulatory guidelines without raising additional capital, a strategic merger, selling a significant amount of assets, obtaining government assistance, or some combination thereof.

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

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$270,941	$3,549	5.20%	$350,133	$5,633	6.40%
Real estate	1,898,700	22,349	4.67%	2,352,668	36,872	6.23%
Consumer	29,030	774	10.58%	43,833	1,103	10.01%
Mortgage	8,027	105	5.19%	9,405	149	6.30%
Other	1,002	—	—	1.750	—	—

Total loans	2,207,700	26,777	4.81%	2,757,789	43,757	6.31%
Allowance for loan losses	(114,576)			(59,525)
Securities:
U.S. government and mortgage-backed	367,409	3,569	3.85%	381,000	4,465	4.66%
State and political subdivisions:
Non-taxable	96,607	(383)	(1.57)%	82,988	976	4.68%
Taxable	2,313	34	5.83%	3,454	50	5.76%
Other	30,632	127	1.64%	28,660	194	2.69%

Total securities	496,961	3,347	2.67%	496,102	5,685	4.56%
Interest-bearing deposits with other banks	166,431	100	0.24%	1,697	13	3.05%
Federal funds sold	188	—	0.13%	2,787	13	1.86%

Total interest-earning assets	2,871,280	30,224	4.18%	3,258,375	49,468	6.04%
Non-interest-earning assets:
Cash and due from banks	50,724			66,678
Other	145,442			205,995

Total non-interest-earning assets	196,166			272,673

Total assets	$2,952,870			$3,471,523

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$312,932	$485	0.61%	$314,350	$582	0.74%
Certificates of deposit > $100,000	427,080	3,096	2.88%	614,250	5,891	3.82%
Certificates of deposit < $100,000	243,427	1,744	2.84%	317,039	2,599	3.26%
Money market savings accounts	428,300	1,461	1.35%	577,610	3,249	2.24%
Regular savings accounts	91,291	116	0.50%	106,307	202	0.76%
CDARS Reciprocal	97,984	712	2.88%	103,241	694	2.67%
Brokered CDs	178,872	938	2.08%	26,123	202	3.08%

Total interest-bearing deposits	1,779,886	8,552	1.91%	2,058,920	13,419	2.59%
Securities sold under agreements to repurchase	31,101	20	0.26%	148,822	454	1.21%
Short-term borrowings	150,000	447	1.18%	384,133	2,261	2.34%
Long-term debt	347,919	2,220	2.53%	70,416	556	3.14%
Junior subordinated debentures	98,374	665	2.68%	98,521	1,116	4.51%

Total interest-bearing liabilities	2,407,280	11,904	1.96%	2,760,812	17,806	2.57%
Non-interest-bearing demand accounts	398,293			495,043
Other non-interest-bearing liabilities	26,616			21,056

Total liabilities	2,832,189			3,276,911
Stockholders’ equity	120,681			194,612

Total liabilities and stockholders’ equity	$2,952,870			$3,471,523

Net interest income		$18,320			$31,662

Net interest spread			2.21%			3.47%
Net interest margin			2.53%			3.87%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.27%			118.02%

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$318,196	$12,552	5.27%	$343,859	$17,587	6.83%
Real estate	2,160,653	81,590	5.05%	2,253,400	112,991	6.70%
Consumer	34,521	2,635	10.21%	45,329	3,431	10.11%
Mortgage	17,723	609	4.59%	14,010	628	5.99%
Other	1,128	—	—	2,234	—	—

Total loans	2,532,221	97,386	5.14%	2,658,832	134,637	6.76%
Allowance for loan losses	(99,691)			(42,499)
Securities:
U.S. government and mortgage-backed	358,982	11,337	4.22%	395,247	13,638	4.61%
State and political subdivisions:
Non-taxable	98,625	1,923	2.61%	79,488	2,824	4.75%
Taxable	3,046	134	5.88%	2,231	98	5.87%
Other	30,821	391	1.70%	23,641	641	3.62%

Total securities	491,474	13,785	3.75%	500,607	17,201	4.59%
Interest-bearing deposits with other banks	139,851	269	0.26%	2,445	68	3.72%
Federal funds sold	8,086	12	0.20%	3,966	72	2.42%

Total interest-earning assets	3,171,632	111,452	4.70%	3,165,850	151,978	6.41%
Non-interest-earning assets:
Cash and due from banks	60,994			66,521
Other	168,984			272,619

Total non-interest-earning assets	229,978			339,140

Total assets	$3,301,919			$3,462,491

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$318,108	$1,530	0.64%	$327,039	$2,160	0.88%
Money market savings accounts	504,459	6,093	1.61%	514,213	9,542	2.48%
Regular savings accounts	98,679	377	0.51%	107,514	639	0.79%
Certificates of deposit > $100,000	467,706	11,036	3.15%	734,844	20,559	3.74%
Certificates of deposit < $100,000	303,321	6,995	3.08%	286,013	8,887	4.15%
CDARS Reciprocal deposits	147,311	2,968	2.69%	79,705	2,121	3.55%
Brokered CDs	197,849	2,991	2.02%	35,624	1,295	4.86%

Total interest-bearing deposits	2,037,433	31,990	2.10%	2,084,952	45,203	2.90%
Securities sold under agreements to repurchase	73,496	156	0.28%	181,678	2,366	1.74%
Short-term borrowings	190,028	1,815	1.28%	270,535	5,136	2.54%
Long-term debt	286,258	5,536	2.59%	49,992	1,264	3.38%
Junior subordinated debentures	98,410	2,365	3.21%	98,557	3,696	5.01%

Total interest-bearing liabilities	2,685,625	41,862	2.08%	2,685,714	57,665	2.87%
Non-interest-bearing demand accounts	454,674			478,445
Other non-interest-bearing liabilities	25,168			21,894

Total liabilities	3,165,467			3,186,053
Stockholders’ equity	136,452			276,438

Total liabilities and stockholders’ equity	$3,301,919			$3,462,491

Net interest income		$69,590			$94,313

Net interest spread			2.61%			3.54%
Net interest margin			2.93%			3.98%
Ratio of average interest-earning assets to average interest-bearing liabilities			118.10%			117.88%

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

Rising and falling interest rate environments can have various impacts on a bank’s net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank’s various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of September 30, 2009, our cumulative interest rate gap for the period up to three months was a positive $456.3 million and for the period up to one year was a negative $87.3 million. Based solely on our interest rate gap for the period up to three months, our net income could be further unfavorably impacted by additional decreases in interest rates or favorably impacted by increases in interest rates. For the period three months to less than one year, our net income could be further unfavorably impacted by increases in interest rates.

The following table sets forth our estimate of maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at September 30, 2009. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Less than three months	Three months to less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with other banks	$113,928	$—	$232	$—	$114,160
Investment securities	119,233	104,746	218,521	143,360	585,860
Federal funds sold	217	—	—	—	217
Loans:
Commercial	145,734	44,554	55,651	17,979	263,918
Real estate	738,131	220,980	573,277	299,056	1,831,444
Consumer	10,130	5,459	11,300	3,541	30,430

Total interest-earning assets	$1,127,373	$375,739	$858,981	$463,936	$2,826,029

Interest-bearing liabilities:
Savings and NOW accounts	$163,449	$202,482	$365,925	$85,390	$817,246
Certificates of deposit greater than $100,000	130,400	227,530	72,435	393	430,758
Certificates of deposit less than $100,000	55,735	127,046	54,580	571	237,932
CDARS Reciprocal deposits	51,930	40,371	4,970	—	97,271
Brokered deposits	43,827	114,977	20,000	—	178,804
Securities sold under agreements to repurchase	31,413	—	—	—	31,413
FHLB advances and other	105,651	207,008	185,038	—	497,697
Junior subordinated debentures	88,626	—	9,730	—	98,356

Total interest-bearing liabilities	$671,031	$919,414	$712,678	$86,354	$2,389,477

Interest rate gap	$456,342	$(543,675)	$146,303	$377,582	$436,552

Cumulative interest rate gap at September 30, 2009	$456,342	$(87,333)	$58,970	$436,552

Cumulative gap ratio at September 30, 2009	1.68	0.95	1.03	1.18

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2009, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures and internal control over financial reporting are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

FIRST STATE BANCORPORATION

Date: November 9, 2009	By:	/s/ Michael R. Stanford
Michael R. Stanford, President & Chief Executive Officer

Date: November 9, 2009	By:	/s/ Christopher C. Spencer
Christopher C. Spencer, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank N.M. (formerly known as First State Bank of Taos), First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation. (20)
2.2	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (5)
2.3	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation, and Ranchers Banks. (6)
2.4	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc., and AccessBank. (7)
2.5	Agreement and Plan of Merger, dated as of October 4, 2006, by and among First State Bancorporation, MSUB, Inc., Front Range Capital Corporation, and Heritage Bank. (11)
2.6	Loan Purchase Agreement, dated July 27, 2007, by and between First Community Bank, successor by merger to Heritage Bank and CAPFINANCIAL CV2, LLC. (16)
2.7	Written Agreement, dated July 2, 2009, by and between First Community Bank, Federal Reserve Bank of Kansas City, and New Mexico Financial Institutions Division. (23)
2.8	Retention of Financial Advisor, dated August 5, 2009, by and between First State Bancorporation and Keefe, Bruyette & Woods (24)
3.1	Restated Articles of Incorporation of First State Bancorporation. (1)
3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (3)
3.3	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (10)
3.4	Amended Bylaws of First State Bancorporation. (20)
3.5	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (19)
10.1	Executive Employment Agreement. (20)
10.2	First State Bancorporation 2003 Equity Incentive Plan. (20)
10.3	Executive Deferred Compensation Plan. (20) (Participation and contributions to this Plan have been frozen as of December 31, 2004.)
10.4	First Amendment to Executive Employment Agreement. (4)
10.5	Officer Employment Agreement. (4)
10.6	First Amendment to Officer Employment Agreement. (4)
10.7	First State Bancorporation Deferred Compensation Plan. (3)
10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (13)
10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (9)
10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (9)
10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (14)
10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (8)
10.13	Third Amendment to First State Bancorporation 2003 Equity Incentive Plan. (10)
10.14	Compensation Committee Approval and Board Ratification of Certain Executive Salaries. (12)
10.15	Fourth Amendment to First State Bancorporation 2003 Equity Incentive Plan. (17)
10.16	Second Amendment to Executive Employment Agreement (Stanford). (15)
10.17	Second Amendment to Executive Employment Agreement (Dee). (15)
10.18	Second Amendment to Executive Employment Agreement (Spencer). (15)
10.19	Second Amendment to Executive Employment Agreement (Martin). (15)
10.20	Key Executives Incentive Plan. (18)
10.21	Second Amendment to the First State Bancorporation Deferred Compensation Plan. (2)
10.22	Executive Compensation Plan of Heritage Bank. (2)
10.23	Form of Adoption Agreement for Executive compensation Plan of Heritage Bank. (2)
10.24	Executive Retirement Plan of Heritage Bank Amendment and Restatement. (2)
10.25	Form of Adoption Agreement for Executive Retirement Plan of Heritage Bank. (2)
10.26	First Amendment to the Key Executives Incentive Plan. (21)
10.27	Branch purchase agreement, dated as of March 10, 2009, by and among Great Western Bank, first Community Bank, and First State Bancorporation. (22)
14	Code of Ethics for Executives. (20)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*

(1)	Incorporated by reference from Amendment 1 to First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2007.
(3)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.
(4)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2005.
(5)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(6)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(7)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(8)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003 (SEC file No. 333-104906).
(9)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2006.
(10)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2006.
(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed October 5, 2006.
(12)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed November 2, 2006.
(13)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on January 26, 2006.
(14)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997 (SEC file No. 333-28217).
(15)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 27, 2007.
(16)	Incorporated by reference to Exhibit 2.1 from First State Bancorporation’s Form 8-K filed on August 1, 2007.
(17)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2007.
(18)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on August 10, 2007.
(19)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2008.
(20)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended September 30, 2008.
(21)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on December 30, 2008.
(22)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2008.
(23)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 9, 2009
(24)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on August 6, 2009
*	Filed herewith.