Form 10-Q
period 2010-03-31
FIRST STATE BANCORPORATION
filed 2010-05-17
CIK 897861

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2010.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,813,357 shares of common stock, no par value, outstanding as of May 12, 2010.

FIRST STATE BANCORPORATION AND SUBSIDIARY

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Balance Sheets

(Dollars in thousands, except share and per share amounts)

	(unaudited) March 31, 2010	December 31, 2009
Assets
Cash and due from banks	$52,070	$40,863
Interest-bearing deposits with other banks	263,016	104,938
Federal funds sold	151	144

Total cash and cash equivalents	315,237	145,945

Investment securities:
Available for sale (at fair value, amortized cost of $615,259 at March 31, 2010, and $472,737 at December 31, 2009)	616,891	473,580
Held to maturity (at amortized cost, fair value of $57,581 at December 31, 2009)	—	58,455
Non-marketable securities, at cost	27,655	30,089

Total investment securities	644,546	562,124

Mortgage loans held for sale	8,994	14,172
Loans held for investment, net of unearned interest	1,888,950	2,003,518
Less allowance for loan losses	(130,211)	(129,222)

Net loans	1,767,733	1,888,468

Premises and equipment (net of accumulated depreciation of $31,128 at March 31, 2010 and $29,934 at December 31, 2009)	33,371	34,583
Accrued interest receivable	7,580	8,106
Other real estate owned	52,471	46,503
Intangible assets (net of accumulated amortization of $4,883 at March 31, 2010, and $4,622 at December 31, 2009)	5,141	5,402
Cash surrender value of bank-owned life insurance	11,113	11,001
Net deferred tax asset	1,771	1,771
Income tax receivable	1,214	28,084
Other assets, net	11,903	12,408

Total assets	$2,852,080	$2,744,395

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$364,540	$350,704
Interest-bearing	1,810,065	1,683,624

Total deposits	2,174,605	2,034,328

Securities sold under agreements to repurchase	36,416	40,646
Federal Home Loan Bank advances	496,386	497,046
Junior subordinated debentures	98,283	98,319
Other liabilities	23,778	27,025

Total liabilities	2,829,468	2,697,364

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued 22,492,347 at March 31, 2010 and 22,450,391 at December 31, 2009; outstanding 20,805,547 at March 31, 2010 and 20,729,049 at December 31, 2009	223,783	223,928
Treasury stock, at cost (1,686,800 shares at March 31, 2010 and 1,721,342 shares at December 31, 2009)	(24,427)	(25,027)
Retained deficit	(178,376)	(152,713)
Accumulated other comprehensive income:
Unrealized gain on investment securities, net of tax	1,632	843

Total stockholders’ equity	22,612	47,031

Total liabilities and stockholders’ equity	$2,852,080	$2,744,395

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Operations

For the three months ended March 31, 2010 and 2009

(unaudited)

(Dollars in thousands, except per share amounts)

	Three Months ended March 31, 2010	Three Months ended March 31, 2009
Interest income:
Interest and fees on loans	$22,757	$35,910
Interest on marketable securities:
Taxable	3,511	4,142
Non-taxable	631	1,140
Federal funds sold	—	12
Interest-bearing deposits with other banks	117	26

Total interest income	27,016	41,230

Interest expense:
Deposits	6,839	11,944
Short-term borrowings	199	924
Long-term debt	2,001	1,089
Junior subordinated debentures	594	921

Total interest expense	9,633	14,878

Net interest income	17,383	26,352
Provision for loan losses	(26,200)	(33,300)

Net interest loss after provision for loan losses	(8,817)	(6,948)
Non-interest income:
Service charges	2,766	3,763
Credit and debit card transaction fees	818	952
Gain on investment securities	2,219	2,754
Gain on sale of loans	573	1,365
Other	407	800

Total non-interest income	6,783	9,634

Non-interest expense:
Salaries and employee benefits	7,405	11,522
Occupancy	2,827	3,818
Data processing	1,220	1,477
Equipment	1,210	1,915
Legal, accounting, and consulting	907	1,354
Marketing	229	659
Telephone	339	371
Other real estate owned	4,487	960
FDIC insurance premiums	1,860	1,486
Amortization of intangibles	261	602
Other	2,884	2,895

Total non-interest expense	23,629	27,059

Loss before income taxes	(25,663)	(24,373)
Income tax expense	—	—

Net loss	$(25,663)	$(24,373)

Loss per share:
Basic loss per share	$(1.24)	$(1.19)

Diluted loss per share	$(1.24)	$(1.19)

Dividends per common share	$—	$—

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Comprehensive Loss

For the three months ended March 31, 2010 and 2009

(unaudited)

(Dollars in thousands)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Net loss	$(25,663)	$(24,373)
Other comprehensive income, net of tax - unrealized holding gains on securities available for sale arising during period	1,819	1,704
Change in valuation allowance on deferred tax assets resulting from changes in unrealized holding gains on securities	312	(5)
Reclassification adjustment for gains included in net income	(1,342)	(1,707)

Total comprehensive loss	$(24,874)	$(24,381)

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the three months ended March 31, 2010 and 2009

(unaudited)

(Dollars in thousands)

	Three Months ended March 31, 2010	Three Months ended March 31, 2009
Cash flows from operating activities:
Net loss	$(25,663)	$(24,373)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	26,200	33,300
Provision for decline in value of other real estate owned	2,277	369
Net loss on sale of other real estate owned	493	94
Depreciation and amortization	1,387	2,068
Share-based compensation expense (benefit)	(163)	129
Gain on sale of investment securities available for sale	(2,219)	(2,754)
Loss on disposal of premises and equipment	3	43
Gain on sale of loans	(573)	(1,365)
Increase in bank-owned life insurance cash surrender value	(112)	(454)
Amortization of securities, net	2,007	2
Amortization of core deposit intangible	261	602
Mortgage loans originated for sale	(25,160)	(107,762)
Proceeds from sale of mortgage loans originated for sale	30,911	103,260
Decrease in accrued interest receivable	526	964
Change in income tax receivable	26,870	—
(Increase) decrease in other assets, net	348	(786)
Increase (decrease) in other liabilities, net	(2,647)	1,318

Net cash provided by operating activities	34,746	4,655

Cash flows from investing activities:
Net decrease in loans	65,340	31,691
Purchases of investment securities carried at amortized cost	—	(8,700)
Maturities of investment securities carried at amortized cost	1,184	1,985
Purchases of investment securities carried at market	(200,739)	(106,094)
Maturities of investment securities carried at market	30,991	31,275
Sale of investment securities available for sale	84,709	65,279
Purchases of non-marketable securities carried at cost	(21)	(31)
Redemption of non-marketable securities carried at cost	2,455	1,695
Purchases of premises and equipment	(64)	(250)
Proceeds from sale of and payments on other real estate owned	15,279	3,694
Proceeds from the sale of fixed assets	7	4

Net cash provided by (used in) investing activities	(859)	20,548

Cash flows from financing activities:
Net increase in interest-bearing deposits	126,441	160,720
Net increase in non-interest-bearing deposits	13,836	43,907
Net decrease in securities sold under agreements to repurchase	(4,230)	(48,586)
Proceeds from Federal Home Loan Bank advances	180,000	400,000
Payments on Federal Home Loan Bank advances	(180,660)	(398,623)
Proceeds from common stock issued	18	299

Net cash provided by financing activities	135,405	157,717

Increase in cash and cash equivalents	169,292	182,920
Cash and cash equivalent at beginning of period	145,945	66,580

Cash and cash equivalents at end of period	$315,237	$249,500

(Continued)

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the three months ended March 31, 2010 and 2009

(unaudited)

(Dollars in thousands)

(continued)

	Three Months ended March 31, 2010	Three Months ended March 31, 2009
Supplemental disclosure of noncash investing and financing activities:

Additions to other real estate owned in settlement of loans	$24,017	$3,752

Loans originated through the sale of other real estate owned	$—	$728

Transfer of loans held for investment to loans held for sale	$—	$406,634

Transfer of premises and equipment to premises and equipment held for sale	$—	$19,063

Transfer of fixed assets to other assets	$44	$477

Transfer of investment securities held to maturity to investment securities available for sale	$57,280	$—

Release of common stock held in deferred compensation plan	$600	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,281	$13,802

Cash received for income taxes	$26,870	$—

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Notes to Consolidated Condensed Financial Statements

(unaudited)

1. Consolidated Condensed Financial Statements

The accompanying consolidated condensed financial statements of First State Bancorporation and subsidiary (the “Company,” “First State,” “we,” “our,” or similar terms) are unaudited and include our accounts and those of our wholly owned subsidiary, First Community Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated. Information contained in our consolidated condensed financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Our consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses including the assessment of the underlying collateral values, the valuation of real estate acquired in satisfaction of loans, valuation and other-than-temporary impairment of investment securities, the assessment of impairment of intangible assets, and the valuation of deferred tax assets. In connection with the determination of the allowance for loan losses and real estate owned, management obtains independent appraisals for significant properties.

Management believes that the estimates and assumptions it uses to prepare the consolidated financial statements, including those referred to above are adequate. However, further deterioration of the loan portfolio and or changes in economic conditions would require future additions to the allowance and future adjustments to the valuation of other real estate owned. Further, regulatory agencies, as an integral part of their examination process, periodically review the allowance for losses on loans and other real estate owned, and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations. In addition, current uncertain and volatile economic conditions will likely affect our future business results.

The Company’s results of operations depend on establishing underwriting criteria to minimize loan losses and generating net interest income. The components of net interest income, interest income, and interest expense are affected by general economic conditions and by competition in the marketplace.

Capital Adequacy and Regulatory Matters, Going Concern Consideration, and Management’s Plan

During 2008 and 2009, the Company experienced increases in both non-performing assets and potential problem loans, largely due to problem loans in the residential construction and lot development portfolios. At March 31, 2010, non-performing assets continued to increase, while potential problem loans decreased slightly. Potential problem loans are defined as loans presently accruing interest, and not contractually past due 90 days or more, but about which management has doubt as to the future ability of the borrower to comply with present repayment terms, which may result in the reporting of the loans as non-performing assets in the future. The significant increase in non-performing assets and potential problem loans over the last two years has resulted in a significant increase in the level of the Company’s provision for loan losses and the increase in non-accrual loans has continued to put pressure on net interest margin. The margin compression is a direct result of reversals of accrued interest on loans moving to non-accrual status during the period as well as the inability to accrue interest on the respective loans going forward, ultimately resulting in an earning asset with a zero yield. The level of non-accrual loans has increased to $286 million at March 31, 2010 from $258 million at December 31, 2009 and $164 million at March 31, 2009.

At March 31, 2010, the Bank’s regulatory capital status fell to “undercapitalized.” The Bank’s capital ratios are as follows: total risk-based capital ratio of 7.53 percent, a tier 1 risk-based capital ratio of 6.21 percent, and a leverage ratio of 4.11 percent. The total risk-based capital ratio is below the minimum level for adequately capitalized state member banks established by section 38 of the Federal Deposit Insurance Act (the “FDI Act”) and Subpart D of Regulation H of the Board of Governors of the Federal Reserve Bank (the “Federal Reserve”). The Bank is now deemed to be “undercapitalized” for the purposes of section 38 and Regulation H. The FDI Act prohibits the Bank from accepting, renewing, or rolling over any brokered deposits because the Bank is less than adequately capitalized.

Consequently, section 38 and Regulation H provide certain mandatory and discretionary supervisory actions. Provisions applicable to undercapitalized banks include: (i) Restricting payment of capital distributions and management fees; (ii) Requiring that the Federal Reserve monitor the condition of the bank; (iii) Requiring submission of a capital restoration plan; (iv) Restrictions on the growth of the bank’s assets; (v) Requiring prior approval of certain expansion proposals including new lines of business. Section 38 and Regulation H also give the Federal Reserve the discretion to impose a number of other discretionary supervisory actions. These requirements are in addition to those already in place pursuant to a formal agreement with the Federal Reserve Bank of Kansas City and the New Mexico Financial Institutions Division (collectively, the “Regulators”) described below.

As noted above, the Bank will be required to submit an acceptable capital restoration plan to the Federal Reserve that specifies the steps the Bank will take to return to adequately capitalized based on reasonable assumptions. If the capital plan is not deemed acceptable, the Federal Reserve could reclassify the capital category of the Bank and subject the Bank to the provisions of section 38 and Regulation H applicable to “significantly undercapitalized” institutions.

If the Bank is considered to be significantly undercapitalized by the Federal Reserve, either through further capital erosion or at the discretion of the Federal Reserve, section 38 and Regulation H allow the Federal Reserve to impose one or more discretionary corrective actions including, but not limited to the following corrective actions: (i) recapitalization or sale of the Bank; (ii) restrictions on the Bank’s transactions with affiliates; or (iii) further restrictions on interest rates paid on deposits. The Federal Reserve may also impose one or more of the discretionary corrective actions listed in section 38(f) of the FDI Act. The corrective actions would be imposed through the issuance of a Prompt Corrective Action Directive, which is a formal public action.

The Company remains “undercapitalized.” At the current time, the Company’s “undercapitalized” classification has no immediate impact on its day-to-day operations because the holding company has no immediate significant cash flow needs or significant obligations that are due in the next twelve months. In addition, the prompt corrective actions required by the Regulators are directed at the Bank. The Bank is currently subject to the prompt supervisory and regulatory actions pursuant to the FDIC Improvement Act of 1991.

In the event that deposit generation is negatively impacted by the recent drop to “undercapitalized” or if the Bank drops to “significantly undercapitalized,” due to possible reclassification by the Federal Reserve, management believes that sufficient cash and liquid assets are on hand to maintain operations and meet all obligations as they come due. The substantial erosion of the Bank’s capital position and the continued deterioration of the loan portfolio makes it unlikely that the Bank will be able to return to “adequately capitalized” status under regulatory guidelines without raising additional capital, a strategic merger, selling a significant amount of assets, obtaining government assistance, or some combination thereof.

As the Company’s financial condition has deteriorated, the Company has come under increasingly close scrutiny by its Regulators. On July 2, 2009, the Company and the Bank executed a written agreement (“Regulator Agreement”) with the Regulators. The Regulator Agreement is based on findings of the Regulators identified in an examination of the Bank and the Company during January and February of 2009. Based on their assessment of the Company’s ability to operate in compliance with the Regulator Agreement, the regulatory authorities have broad discretion to take actions, including placing the Bank into a FDIC-administered receivership or conservatorship. If the Bank is considered to be “significantly undercapitalized” by the Federal Reserve, the Bank could be subject to further prompt corrective action measures of the Federal Reserve or FDIC which would further restrict the interest rates that can be paid on deposits making it difficult to remain competitive. The regulatory provisions under which the regulatory authorities act are intended to protect depositors, the deposit insurance fund and the banking system and are not intended to protect shareholders or other investors in other securities in a bank or its holding company. Depending on the level of capital, the Regulators and or the FDIC can institute other corrective measures to require additional capital and have broad enforcement powers to impose additional restrictions on operations, substantial fines and other penalties for violation of laws and regulations. The Company cannot predict what additional actions the regulatory authorities may take.

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

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result should the Company not be able to continue as a going concern.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in regulations and set forth in the following table) to risk-weighted assets, and of Tier I capital to average total assets (leverage ratio). The regulatory capital calculation limits the amount of allowance for loan losses that is included in capital to 1.25 percent of risk-weighted assets. At March 31, 2010, the Company and the Bank had approximately $105.6 million of allowance for loan losses which was excluded from regulatory capital.

As of March 31, 2010	Actual		For capital adequacy purposes		To be considered well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Consolidated	$45,665	2.4%	$149,145	8.0%	$186,431	10.0%
Bank subsidiary	140,204	7.5%	148,866	8.0%	186,082	10.0%
Tier I capital to risk-weighted assets:
Consolidated	22,833	1.2%	74,573	4.0%	111,859	6.0%
Bank subsidiary	115,623	6.2%	74,433	4.0%	111,649	6.0%
Tier I capital to average total assets:
Consolidated	22,833	0.8%	112,589	4.0%	140,737	5.0%
Bank subsidiary	115,623	4.1%	112,401	4.0%	140,502	5.0%

Liquidity

The Company’s liquidity position consists of excess cash liquidity and several other liquidity sources. The cash liquidity at March 31, 2010 of approximately $263 million is made up of excess investable cash on the balance sheet including interest-bearing deposits with other banks and federal funds sold. The Company’s other liquidity sources include two borrowing lines for a total capacity of approximately $91 million, fully collateralized by investment securities and commercial loans, approximately $143 million of unpledged investments, and $8 million of redeemable bank-owned life insurance policies. Our total liquidity position during the first quarter increased $291 million compared to the fourth quarter of 2009 and continues to evolve based on the operations of the Bank. The increase in total liquidity is attributable to $159 million in certificates of deposit generated through deposit listing services outside of the Bank’s normal market areas of New Mexico and Arizona, continued runoff in the loan portfolio including loan payoffs and loan amortization, traditional deposit growth of approximately $25 million, receipt of approximately $26 million of federal tax refunds, and an increase in public customers in the FDIC Transaction Account Guarantee (TAG) program which results in the release of pledged investment securities. The increases were offset by a decline in brokered deposits including CDARS reciprocal maturities of $43 million during the three months ended March 31, 2010.

Management continues to focus their attention on the overall liquidity position of the Bank due to the current economic environment and capital structure of the Bank with particular focus on the level of cash liquidity along with monitoring the other liquidity sources available, including borrowing lines (fully secured by securities or loan collateral), and other assets that can be monetized including the cash surrender value of bank-owned life insurance. The Bank’s most liquid assets are cash and cash equivalents and marketable investment securities that are not pledged as collateral. The levels of these assets are dependent on operating, financing, lending, and investing activities during any given period. Management continues to accumulate and maintain excess cash liquidity from loan reductions and increases in deposits to compensate for the limited liquidity options currently available.

At March 31, 2010, the Bank had $126 million in brokered deposits including CDARS reciprocal which will mature in 2010, of which $66 million mature within 90 days. The Bank has maintained significant levels in overnight investments, which combined with normal expected repayments of loans outstanding, should provide adequate cash liquidity required to redeem these brokered deposits at maturity.

The Bank also paid off $105 million in FHLB borrowings during April of 2010 due to the level of excess cash accumulated to date, which decreased our exposure to the FHLB by approximately 20%. As of March 31, 2010, these FHLB borrowings were collateralized by investment securities, approximately 80% of which were released back to the Bank when the borrowings were paid off.

In addition, the Bank is a participating institution in the TAG program for which the FDIC recently approved an Interim Rule extending the expiration of the program from June 30, 2010 to December 31, 2010. The TAG program provides our deposit customers in non-interest bearing and interest-bearing NOW accounts paying fifty basis points or less (twenty-five basis points or less beginning July 1st) full FDIC insurance for an unlimited amount.

Management currently anticipates that our cash and cash equivalents, expected cash flows from operations, and borrowing capacity will be sufficient to meet our anticipated cash requirements for working capital, loan originations, capital expenditures, and other obligations for at least the next twelve months.

2. New Accounting Standards

In January 2010, the FASB issued Accounting Standards Update No. 2010-06. This update provides amendments to Topic 820 “Fair Value Measurements and Disclosures.” The update requires the separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements. The update also requires that reconciliation for fair value measurements using significant unobservable inputs (Level 3) present separately information about purchases, sales, issuances and settlements and clarifies existing disclosures regarding the level of disaggregation and inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Adoption of this guidance effective in 2010 did not have a material impact on the Company’s consolidated financial statements. Management does not expect the guidance effective in 2011 to have a material impact on the Company’s consolidated financial statements.

3. Earnings (Loss) per Common Share

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

The following is a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share for the three months ended March 31:

	Three Months Ended March 31,
	2010			2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except share and per share amounts)
Basic EPS:
Net loss	$(25,663)	20,767,850	$(1.24)	$(24,373)	20,468,411	$(1.19)

Effect of dilutive securities
Options	—	—		—	—

Diluted EPS:
Net loss	$(25,663)	20,767,850	$(1.24)	$(24,373)	20,468,411	$(1.19)

Due to the net loss for the three-month periods ended March 31, 2010 and 2009, 1,016,420 and 1,556,345 weighted average stock options outstanding, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

4. Investment Securities

Following is a summary of amortized cost and approximate market value of investment securities:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
	(Dollars in thousands)
As of March 31, 2010
Obligations of the U.S. government agencies—Available for sale	$5,567	$—	$57	$5,510
Mortgage-backed securities (residential):
Pass-through certificates—Available for sale	92,583	953	46	93,490
Collateralized mortgage obligations—Available for sale	453,755	3,154	1,872	455,037
Obligations of states and political subdivisions—Available for sale	63,354	835	1,335	62,854
Federal Home Loan Bank stock	23,125	—	—	23,125
Federal Reserve Bank stock	4,395	—	—	4,395
Bankers’ Bank of the West stock	135	—	—	135

Total	$642,914	$4,942	$3,310	$644,546

As of December 31, 2009
Obligations of U.S. government agencies—Available for sale	$5,571	$—	$116	$5,455
Mortgage-backed securities (residential):
Pass-through certificates:
Available for sale	98,007	594	177	98,424
Held to maturity	21,804	693	—	22,497
Collateralized mortgage obligations:
Available for sale	315,668	1,452	2,021	315,099
Held to maturity	2,348	—	703	1,645
Obligations of states and political subdivisions:
Available for sale	53,491	1,456	345	54,602
Held to maturity	34,303	136	1,000	33,439
Federal Home Loan Bank stock	23,103	—	—	23,103
Federal Reserve Bank stock	6,851	—	—	6,851
Bankers’ Bank of the West stock	135	—	—	135

Total	$561,281	$4,331	$4,362	$561,250

The amortized cost and estimated market value of investment securities at March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Within one year:
Available for sale	$1,276	$1,284
One through five years:
Available for sale	11,709	11,869
Five through ten years:
Available for sale	16,092	16,449
After ten years:
Available for sale	39,844	38,762
Mortgage-backed securities (a)	92,583	93,490
Collateralized mortgage obligations(a)	453,755	455,037
Federal Home Loan Bank stock	23,125	23,125
Federal Reserve Bank stock	4,395	4,395
Bankers’ Bank of the West stock	135	135

Total	$642,914	$644,546

(a)	Substantially all of the Company’s mortgage-backed securities are due in 10 years or more based on contractual maturity. The estimated weighted average life, which reflects anticipated future prepayments, is approximately 3.6 years for pass-through certificates and 2.7 years for collateralized mortgage obligations.

Marketable securities available for sale with a fair value of approximately $460.6 million were pledged to collateralize deposits as required by law and for other purposes including collateral for securities sold under agreements to repurchase, FHLB borrowings and federal funds lines at March 31, 2010.

Proceeds from sales of investments in debt securities for the three months ended March 31, 2010 were $84.7 million. Gross losses realized were zero for the three months ended March 31, 2010. Gross gains realized were approximately $2.2 million for the three months ended March 31, 2010. The Company calculates gain or loss on sale of securities based on the specific identification method.

The unrealized losses on investment securities are caused by fluctuations in market interest rates. The majority of the gross unrealized losses as of March 30, 2010 have been in an unrealized loss position for less than 12 months as summarized in the table below. We have approximately 42 investment positions that are in an unrealized loss position. The underlying cash obligations of Ginnie Mae securities are guaranteed by the U.S. government. The securities are purchased by the Company for their economic value. Because the decrease in fair value is primarily due to market interest rates, projected cash flows are expected to be in excess of amortized cost, and because the Company has the intent and ability to hold these investments until a market price recovery, or maturity of the securities, the Company has concluded that the investments are not considered other-than-temporarily impaired.

At March 23, 2010, the Company transferred its investment securities classified as held to maturity to available for sale due to the continued deteriorating capital position of the Bank. The potential to monetize gains while reducing risk weighted assets, and the lack of the current tax benefit from obligations of state and political subdivisions to the Company as a result of the losses incurred over the last two years led to the decision to transfer the entire held to maturity portfolio to the available for sale portfolio. Accordingly, the Company reclassified these securities with an amortized cost of $57.3 million, from held to maturity to available for sale as of March 23, 2010. The net unrealized loss at the date of transfer amounted to $350,000 and was recorded in other comprehensive income, net of tax.

	Less than twelve months		Greater than twelve months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2010	(Dollars in thousands)
Obligations of the U.S. government agencies	$5,510	$57	$—	$—	$5,510	$57
Mortgage-backed securities	10,566	46	—	—	10,566	46
Collateralized mortgage obligations	156,571	1,291	6,310	581	162,881	1,872
Obligations of states and political subdivisions	7,612	1,043	3,937	292	11,549	1,335

Total	$180,259	$2,437	$10,247	$873	$190,506	$3,310

As of December 31, 2009
Obligations of the U.S. government agencies	$5,455	$116	$—	$—	$5,455	$116
Mortgage-backed securities	39,876	177	—	—	39,876	177
Collateralized mortgage obligations	133,012	1,744	6,265	980	139,277	2,724
Obligations of states and political subdivisions	5,680	1,045	4,350	300	10,030	1,345

Total	$184,023	$3,082	$10,615	$1,280	$194,638	$4,362

5. Loans and Allowance for Loan Losses

Following is a summary of loans by major categories:

	Loans		Non-Performing Loans
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Commercial	$247,194	$259,353	$17,058	$13,037
Consumer and other	25,012	28,202	5,204	5,893
Real estate – commercial	889,777	883,598	62,118	70,065
Real estate – one to four family	175,716	187,085	22,641	22,497
Real estate – construction	551,251	645,280	179,210	146,197

Loans held for investment	1,888,950	2,003,518	286,231	257,689
Mortgage loans available for sale	8,994	14,172	—	—

Total loans	$1,897,944	$2,017,690	$286,231	$257,689

The Company’s loans are currently concentrated in New Mexico, Colorado, Utah, and Arizona. The loan portfolio is heavily concentrated in real estate at approximately 86%. Similarly, the Company’s potential problem loans are concentrated in real estate loans, specifically the real estate construction category. These real estate construction loans are considered to be the loans with the highest risk of loss. Real estate construction loans comprise approximately 29% of the total loans of the Company. Of the $551 million of real estate construction loans, approximately 38% are related to residential construction and approximately 62% are for commercial purposes or vacant land. Approximately 56% of our real estate construction loans are in New Mexico, approximately 20% are in Colorado, approximately 20% are in Utah and approximately 4% are in Arizona.

The following is a summary of the real estate construction loans by type:

	Construction Loans March 31, 2010
	(Dollars in thousands)
	Total	% of Total	$ Non- Performing	% Non- Performing	$ Delinquent	% Delinquent	YTD Charge Offs Net of Recoveries
1-4 family vertical construction	$51,819	9%	$27,039	52.2%	$3,356	6.5%	$2,797
1-4 family lots and lot development	162,724	29	73,892	45.4	1,902	1.2	377
Commercial owner occupied	14,220	3	2,366	16.6	—	—	—
Commercial non-owner occupied (land development and vertical construction)	158,300	29	48,522	30.7	9,165	5.8	9,931
Vacant land	164,188	30	27,391	16.7	4,257	2.6	4,397

Total	$551,251	100%	$179,210	32.5%	$18,680	3.4%	$17,502

	Construction Loans December 31, 2009
	(Dollars in thousands)
	Total	% of Total	$ Non- Performing	% Non- Performing	$ Delinquent	% Delinquent	YTD Charge Offs Net of Recoveries
1-4 family vertical construction	$63,464	10%	$24,098	38.0%	$11,548	18.2%	$16,185
1-4 family lots and lot development	180,749	28	61,169	33.8	7,534	4.2	31,189
Commercial owner occupied	18,535	3	2,117	11.4	—	—	13
Commercial non-owner occupied (land development and vertical construction)	217,879	33	34,117	15.7	16,238	7.5	13,125
Vacant land	164,653	26	24,696	15.0	1,861	1.1	19,301

Total	$645,280	100%	$146,197	22.7%	$37,181	5.8%	$79,813

The increase in non-performing loans relates to various small-to medium-sized loans. At March 31, 2010, the non-performing loans included approximately 350 borrower relationships. The largest borrower relationships are loans for acquisition and development of residential lots. The 28 largest, with balances ranging from $2.9 million to $17.5 million, comprise $171.5 million, or 60%, of the total non-performing loans and have balances of $53.5 million in New Mexico, $8.0 million in Arizona, $38.1 million in Colorado, and $71.9 million in Utah. The $171.5 million is net of partial charge-offs of $35.2 million, the majority of which occurred in 2009. The allowance for loan losses on these loans totaled $28.6 million at March 31, 2010. These 28 loans are collateralized by partially developed lots, developed lots and vertical construction. No other non-performing borrower relationship is greater than 1% of the total non-performing loans.

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

The allowance consists of specific, historical, and subjective components. The methodology includes the following elements:

–	A periodic detailed analysis of the loan portfolio

–	A systematic loan grading system

–	A periodic review of the summary of the allowance for loan loss balance

–	Identification of loans to be evaluated on an individual basis for impairment under ASC Section 310-10-35, “Subsequent Measurement” of ASC Topic 310, “Receivables”

–	Consideration of internal factors such as our size, organizational structure, loan portfolio structure, loan administration procedures, past due and delinquency trends, and historical loss experience

–	Consideration of risks inherent in different kinds of lending

–	Consideration of external factors such as local, regional, and national economic factors

–	An overall evaluation of the quality of the underlying collateral, and holding and disposition costs

Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement, including contractual interest payments. When a loan has been identified as impaired, the amount of impairment is measured using cash flow of expected repayments discounted using the loan’s contractual interest rate or at the fair value of the underlying collateral less estimated selling costs when it is determined that the source of repayment is the liquidation of the underlying collateral.

The following summarizes impaired loans, which include troubled debt restructurings (“TDR’s”) at March 31, 2010 and December 31, 2009.

(Dollars in thousands)	March 31, 2010	December 31, 2009
TDR’s – non-performing loans	$12,431	$—
TDR’s – performing loans	22,185	—

Total TDR’s	34,616	—
Non TDR’s – non-performing loans	273,553	257,689

Total impaired loans	$308,169	$257,689

A TDR is a formal restructuring of a loan where the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including a reduction in the stated interest rate, reduction in the loan balance or accrued interest, and extension of the maturity date. TDR’s can involve loans remaining on non-accrual, moving to non-accrual, or continuing on accruing status, depending on the individual facts and circumstances of the borrower. Generally, a non-accrual loan that is restructured remains on non-accrual for a period of six months to demonstrate the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains classified as a non-accrual loan. TDR’s are evaluated in accordance with ASC Topic 310-10-40, “Troubled Debt Restructurings by Creditors.” At March 31, 2010 there were commitments to advance funds on TDR’s of approximately $300,000.

The allowance recorded on total impaired loans in accordance with ASC Section 310-10-35, “Subsequent Measurement” of ASC Topic 310, “Receivables” was approximately $45.0 million and $24.5 million at March 31, 2010 and December 31, 2009, respectively.

We utilize external appraisals to determine the fair value of the collateral for all real estate related loans. Appraisals are obtained upon origination of real estate loans. Updated real estate appraisals are generally obtained at the time a loan is classified as a non-performing asset and determined to be impaired, unless a current appraisal is already on file. New appraisals for impaired loans are obtained annually thereafter or sooner if circumstances indicate that a significant change in value has occurred. Due to the potential for real estate values to change rapidly, appraised values for real estate are discounted to account for deteriorating real estate markets. These discounts consider economic differences that exist in the various markets we serve as well as differences experienced by type of loan and collateral and typically range from 0% to 30% depending on the circumstances surrounding each individual loan. A larger discount may be applied to stale dated appraisals where a current appraisal has been ordered but not yet received. For loans secured by other types of assets such as inventory, equipment, and receivables, the values are typically established based on current financial information of the borrower after applying discounts, usually 50% to 100% for stale dated financial information; however, only 7% of our non-performing loans as of March 31, 2010 are secured by collateral other than real estate.

Historical credit loss rates are applied to all commercial and real estate loans, smaller than an established threshold and thus not subject to individual review. The loss rates are derived from a migration analysis, which tracks the historical net charge-off experience.

The subjective portion of the allowance for loan losses, which is judgmentally determined, is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. In calculating the subjective portion of the allowance for loan loss, we consider levels and trends in delinquencies, charge-offs and recoveries, changes in underwriting and policies, the experience of lending management and staff, national and local economic conditions, industry conditions, changes in credit concentrations, independent loan review results, and overall problem loan levels.

The following is a summary of changes to the allowance for loan losses:

	Three months ended March 31, 2010	Year ended December 31, 2009	Three months ended March 30, 2009
	(Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
Balance beginning of period	$129,222	$79,707	$79,707
Allowance related to loans sold	—	(7,747)	(8,469)
Provision charged to operations	26,200	162,600	33,300
Loans charged-off	(25,528)	(107,506)	(14,303)
Recoveries	317	2,168	1,042

Balance end of period	$130,211	$129,222	$91,277

The allowance for loan losses was 6.89%, 6.45% and 4.01% of total loans held for investment at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

6. Fair Value

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

Securities available for sale – Securities available for sale are recorded at fair value on a recurring basis. For the majority of securities, the Company obtains fair value measurements from Interactive Data Corporation (“IDC”), an independent pricing service. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are based on pricing models that vary by asset class and incorporate available trade, bid, and other market information. Because many fixed income securities do not trade on a daily basis, the pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Models are used to assess interest rate impact and develop prepayment scenarios. Relevant credit information, perceived market movements, and sector news are integrated into the pricing applications and models. Securities that are priced using these types of inputs are classified within Level 2 of the valuation hierarchy. Pricing as received from IDC is reviewed for reasonableness each quarter. In addition, the Company obtains pricing on select securities from Bloomberg and compares this pricing to the pricing obtained from IDC. No significant differences have been found. The Company has five securities consisting of municipal bonds that are classified within level 3 of the valuation hierarchy. These five bonds have a par value of $29.4 million, weighted average coupon of 6.64%, and remaining weighted average lives of 19.74 years. The estimated fair value of these securities totaling $28.4 million is calculated by discounting scheduled or anticipated cash flows through maturity using current rates at which similar bonds would be entered into based on current market conditions, equivalent estimated average lives, and additional credit risk premiums to incorporate associated credit risk.

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

Impaired loans – Impaired loans are reported at the present value of the estimated cash flow of expected repayments discounted using the loan’s contractual interest rate or at the fair value of the underlying collateral less estimated selling costs when it is determined that the source of repayment is dependent on the underlying collateral. External appraisals are used to determine the fair value of the collateral for all real estate related loans. Appraisals are obtained upon origination of real estate loans. Updated real estate appraisals are generally obtained at the time a loan is classified as a non-performing asset and determined to be impaired, unless a current appraisal is already on file. New appraisals for impaired loans are obtained annually thereafter or sooner if circumstances indicate that a significant change in value has occurred. Due to the potential for real estate values to change rapidly, appraised values for real estate are discounted to account for deteriorating real estate markets. These discounts consider economic differences that exist in the various markets we serve as well as differences experienced by type of loan and collateral and typically range from 0% to 30% depending on the circumstances surrounding each individual loan. A larger discount may be applied to stale dated appraisals where a current appraisal has been ordered but not yet received. For loans secured by other types of assets such as inventory, equipment, and receivables, the values are typically established based on current financial information of the borrower after applying discounts, usually 50% to 100% for stale dated financial information; however only 7% of our non-performing loans as of March 31, 2010 are secured by collateral other than real estate. Appraisals with discounts up to 10% are considered Level 2 inputs. Appraisals with discounts greater than 10% and the internally developed estimates, including discounted estimated cash flows of expected repayments are considered Level 3 inputs.

Loans held for sale – These loans are reported at the lower of cost or fair value, less costs to sell. Fair value is determined based on expected proceeds based on sales contracts and commitments. At March 31, 2010 and December 31, 2009, all of the Company’s loans held for sale are carried at cost, as generally, cost is less than the price at which the Company commits to sell the loan to the permanent investor.

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

Deposits – The estimated fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market deposits, approximates the amounts payable on demand at March 31, 2010 and December 31, 2009. The fair value of fixed maturity certificates of deposit is estimated by discounting the future contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

Securities sold under agreements to repurchase and federal funds purchased – The carrying value of securities sold under agreements to repurchase and federal funds purchased, which reset frequently to market interest rates, approximates fair value.

FHLB advances and other – Fair values for FHLB advances and other are estimated based on the current rates offered for similar borrowing arrangements at March 31, 2010.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial Assets	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Securities available for sale:

Obligations of U.S. government agencies:	$5,510	$—	$5,510	$—
Mortgage-backed securities:		—
FHLMC	1,086	—	1,086	—
FNMA	1,002	—	1,002	—
GNMA	540,129	—	540,129	—
Other	6,310	—	6,310	—
Obligations of states and political subdivisions	62,854	—	34,454	28,400

Total securities available for sale	$616,891	$—	$588,491	$28,400

(Dollars in thousands)	Balance beginning of year	Total net gains (losses) included in net Income	Total net gains (losses) included in other comprehensive income	Purchases, sales, issuances and settlements, net	Net transfers into and/or out of Level 3	Balance end of year	Net unrealized gains (losses) included in net income related to assets and liabilities held at period end
Year ended December 31, 2009
Securities available for sale:
Obligations of states and political subdivisions (a) (b)	$—	$—	$(1,000)	$—	$29,400	$28,400	$—

Total securities available for sale	$—	$—	$(1,000)	$—	$29,400	$28,400	$—

(a)	Classified as Level 3 securities in 2010 due to the reclassification from the held to maturity portfolio to the available for sale portfolio where assets are measured at fair value on a recurring basis.
(b)	The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer.

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

	Carrying value at March 31, 2010					Period ended March 31, 2010
	(Dollars in thousands)
	Total		Level 1	Level 2	Level 3	Total Losses
Impaired loans including accruing TDR’s	$308,169		$—	$161,794	$146,375	$45,726	(1)

Other real estate owned	52,471	(2)	—	43,359	9,112	2,277	(3)

						$48,003

(1)	Total losses on impaired loans represents the sum of charge offs, net of recoveries, of $25,211 million, plus the increase in specific reserves of $20,515 million for the three month period ended March 31, 2010.
(2)	Represents the fair value of other real estate owned that is measured at fair value less costs to sell.
(3)	Represents write-downs during the period of other real estate owned subsequent to the initial classification as a foreclosed asset.

The table below is a summary of fair value estimates as of March 31, 2010, for financial instruments. This table excludes financial instruments that are recorded at fair value on a recurring basis.

	2010
	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$315,237	$315,237
Federal Home Loan Bank, Federal Reserve Bank, and Bankers’ Bank of the West stock	27,655	27,655
Loans, net	1,777,733	1,793,182
Accrued interest receivable	7,580	7,580
Cash surrender value of bank-owned life insurance	11,113	11,113
Financial liabilities:
Deposits	2,174,605	2,183,472
Securities sold under agreements to repurchase	36,416	36,416
FHLB advances	496,386	503,719
Junior subordinated debentures	98,283	98,283

7. Guarantees and Commitments

In the normal course of business, various commitments and contingent liabilities are outstanding, such as standby letters of credit and commitments to extend credit. These financial instruments with off-balance sheet risk are not reflected in the consolidated financial statements.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit amounting to $145.7 million were outstanding at March 31, 2010.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Standby letters of credit amounting to $19.0 million were outstanding at March 31, 2010.

The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

8. Income Taxes

There was no income tax expense (benefit) for the three months ended March 31, 2010 and 2009, as the net operating loss and other net deferred tax assets were fully offset by a deferred tax asset valuation allowance. ASC Topic 740, “Income Taxes” requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if based on the available evidence, it is more likely than not that such assets will be not be realized. The valuation allowance at March 31, 2010, December 31, 2009, and March 31, 2009 was $64.5 million, $61.7 million and $35.9 million, respectively.

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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. These factors are included in our Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

Consolidated Condensed Balance Sheets

Our total assets increased by $108 million from $2.744 billion as of December 31, 2009 to $2.852 billion as of March 31, 2010. The increase in total assets is primarily due to a $158.1 million increase in interest-bearing deposits with other banks and an $82.4 million increase in investment securities, partially offset by a $120.7 million decrease in net loans. The increase in interest-bearing cash is a result of approximately $159 million in deposits outside of our normal market areas of New Mexico and Arizona generated through deposit listing services, traditional deposit growth of approximately $25 million, and continued runoff in the loan portfolio including loan payoffs and loan amortization. Total deposits were $2.175 billion at March 31, 2010, compared to $2.034 billion at December 31, 2009. Investment securities increased as excess cash was used to purchase GNMA securities which are guaranteed by the U.S. government and therefore have a lower risk weighting for capital purposes.

The following table presents the amounts of our loans, by category, at the dates indicated.

	March 31, 2010		December 31, 2009		March 31, 2009
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$247,194	13.0%	$259,353	12.8%	$342,963	12.7%
Real estate-commercial	889,777	46.9	883,598	43.8	1,146,975	42.5
Real estate-one- to four-family	175,716	9.3	187,085	9.3	270,114	10.0
Real estate-construction	551,251	29.0	645,280	32.0	882,733	32.6
Consumer and other	25,012	1.3	28,202	1.4	38,732	1.4
Mortgage loans available for sale	8,994	0.5	14,172	0.7	22,531	0.8

Total	$1,897,944	100.0%	$2,017,690	100.0%	$2,704,048	100.0%

Of the $2.7 billion in total loans at March 31, 2009, $406.6 million were held for sale due to the anticipated sale of our Colorado branches completed in June 2009.

The following table represents customer deposits, by category, at the dates indicated.

	March 31, 2010		December 31, 2009		March 31, 2009
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Non-interest-bearing	$364,540	16.8%	$350,704	17.2%	$497,226	18.2%
Interest-bearing demand	357,784	16.5	353,705	17.4	302,056	11.1
Money market savings accounts	366,073	16.8	381,566	18.8	562,060	20.6
Regular savings	90,534	4.2	88,044	4.3	103,952	3.8
Certificates of deposit less than $100,000	236,474	10.9	232,852	11.5	328,136	12.0
Certificates of deposit greater than $100,000	600,756	27.5	425,739	20.9	485,527	17.9
CDARS Reciprocal deposits	23,401	1.1	56,741	2.8	210,920	7.7
Brokered deposits	135,043	6.2	144,977	7.1	237,292	8.7

Total	$2,174,605	100.0%	$2,034,328	100.0%	$2,727,169	100.0%

Of the $2.7 billion in total deposits at March 31, 2009, $85.8 million of non-interest bearing deposits and $394.2 million of interest-bearing deposits were held for sale due to the anticipated sale of our Colorado branches completed in June 2009.

Consolidated Results of Operations For the Three Months Ended March 31, 2010

Our net loss for the three months ended March 31, 2010 was $25.7 million, or $(1.24) per diluted share, compared to a net loss of 24.4 million or $(1.19) per diluted share for the same period in 2009. The net loss for the three months ended March 31, 2010 resulted primarily from the level of provision for loans losses due to the level of non-performing assets and charge-offs and write-downs of other real estate owned.

Our net interest income decreased approximately $9.0 million to $17.4 million for the three months ended March 31, 2010, compared to $26.4 million for the same period in 2009. This decrease was composed of a $14.2 million decrease in total interest income, partially offset by a $5.2 million decrease in total interest expense.

The decrease in total interest income was composed of a decrease of $5.7 million due to a 1.15% decrease in the yield on average interest-earning assets, and a decrease of $8.5 million due to decreased average interest earning assets of $508.6 million. The decrease in average earning assets occurred primarily in loans, due primarily to our Colorado branch sale in June 2009, partially offset by an increase in average investment securities and interest-bearing deposits with other banks.

The decrease in total interest expense was composed of a decrease of $3.5 million due to a 0.53% decrease in the cost of interest-bearing liabilities, and a decrease of $1.7 million due to decreased average interest-bearing liabilities of $397.9 million. The decrease in average interest-bearing liabilities occurred primarily in average interest-bearing deposits, due to the sale of our Colorado branches in June 2009. Securities sold under agreements to repurchase also decreased, primarily due to a shift in depositors’ funds into higher rate deposit products and a shift into non-interest and interest-bearing NOW accounts paying fifty basis points or less as these accounts offered full FDIC insurance for unlimited amounts through the Bank’s participation in the TAG program.

Our net interest margin was 2.56% and 3.27% for the first quarter of 2010 and 2009, respectively. The decrease in the net interest margin is primarily due to the increase in non-performing assets, the repositioning of the investment portfolio, and the increased level of interest bearing cash which has occurred over the last twelve months.

The increase in non-performing loans has continued to put pressure on our net interest margin. The margin compression is a direct result of reversals of accrued interest on loans moving to non-accrual status during the period as well as the inability to accrue interest on the respective loan going forward, ultimately resulting in an earning asset with a zero yield. The level of non-accrual loans has increased to $286 million at the end of March 2010 from $164 million at the end of March 2009. Non-accrual loans currently make up 10.2% of interest earning assets compared to 4.8% a year ago.

The repositioning of the investment portfolio has also contributed to the margin compression as we have sold a significant portion of the investment portfolio with higher yields over the last twelve months in order to monetize gains in the investment portfolio. We have replaced the investments sold with GNMA investments which are 0% risk weighted for regulatory capital purposes, but are at lower yields in the current rate environment as we continue to focus on shorter average life investments in anticipation of rates increasing over the next 12 to 24 months. In addition, during the third quarter of 2009, we classified two Colorado metropolitan municipal district bonds with a fair value of $17.8 million as non-accrual investment securities due to the status of the developments and related uncertainty of the cash flows.

The increased level of interest bearing cash is the result of improving our cash liquidity position in the current banking environment; however, it negatively impacts our margin. In order to generate additional cash liquidity in the first quarter of 2009, we issued additional brokered deposits and borrowed additional funds from the Federal Home Loan Bank (“FHLB”), resulting in an increase in lower yielding cash on the balance sheet. This strategy increased our cash liquidity and at the same time resulted in further margin compression by increasing our earning asset base with lower yielding assets and contributing to an increase in interest expense. Management continues to believe it is prudent to operate with the higher levels of excess cash in the near term. In addition, during the first quarter of 2010 we began to focus our efforts on generating deposits outside of our normal market areas of New Mexico and Arizona through the use of two deposit listing services due to our inability to issue brokered deposits. We have focused on maturities of 12 to 24 months for these out of market certificates of deposit with $159 million generated during the quarter.

The rates paid on customer deposits also impact the margin and are influenced more by competition in our markets and tend to lag behind Federal Reserve Bank action in both timing and magnitude, particularly in this very low rate environment. Although we have lowered selected deposit rates since the beginning of 2009 and are restricted to the rates we can pay as an institution due to our capital category, we continue to remain competitive in the markets we serve.

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

Non-interest Income

An analysis of the components of non-interest income is presented in the table below.

(Dollars in thousands)	First Quarter Ended March 31,
	2010	2009	$ Change	% Change
Service charges	$2,766	$3,763	$(997)	(26.5)%
Credit and debit card transaction fees	818	952	(134)	(14.1)
Gain (loss) on investment securities	2,219	2,754	(535)	(19.4)
Gain on sale of mortgage loans	573	1,365	(792)	(58.0)
Other	407	800	(393)	(49.1)

	$6,783	$9,634	$(2,851)	(29.6)%

The decrease in service charges on deposit accounts is primarily due to the completion of the sale of the Colorado branches on June 26, 2009.

During the first quarters of 2010 and 2009, certain securities were sold at a gain as part of our continued efforts to bolster capital.

The decrease in gain on sale of loans is primarily due to decreased volumes of sales of residential mortgage loans. During the first quarter of 2010, we sold approximately $31 million in loans compared to approximately $103 million during the same period in 2009. The decline in volume is primarily due to the closure of the Colorado mortgage operations in conjunction with the Colorado branch sale and, to a lesser extent, to the continued sluggish housing market.

The decrease in other non-interest income is primarily due to a decrease in bank-owned life insurance income of approximately $342,000. In September 2009, we surrendered bank owned life insurance policies with a current value of approximately $36 million for liquidity and risk-based capital purposes.

Non-interest Expenses

An analysis of the components of non-interest expense is presented in the table below.

(Dollars in thousands)	First Quarter Ended March 31,
	2010	2009	$ Change	% Change
Salaries and employee benefits	$7,405	$11,522	$(4,117)	(35.7)%
Occupancy	2,827	3,818	(991)	(26.0)
Data processing	1,220	1,477	(257)	(17.4)
Equipment	1,210	1,915	(705)	(36.8)
Legal, accounting, and consulting	907	1,354	(447)	(33.0)
Marketing	229	659	(430)	(65.3)
Telephone	339	371	(32)	(8.6)
Other real estate owned	4,487	960	3,527	367.4
FDIC insurance premiums	1,860	1,486	374	25.2
Amortization of intangibles	261	602	(341)	(56.6)
Other	2,884	2,895	(11)	(0.4)

	$23,629	$27,059	$(3,430)	(12.7)%

The decrease in salaries and benefits is primarily due to a decrease in headcount. At March 31, 2010, full time equivalent employees totaled 506, compared to 775 at March 31, 2009. The sale of the Colorado branches and the related closure of the Colorado mortgage division accounted for a headcount reduction of 193. The decrease is also due to lower mortgage commissions as a result of reduced volume in mortgage loans originated for sale.

The decrease in occupancy is primarily due to a decrease in building depreciation expense, leasehold amortization, and rent and related expenses due to the sale of the Colorado branches and the Colorado mortgage division closure.

The decrease in equipment is primarily due to the decrease in depreciation expense on equipment and a decrease in equipment rental and associated costs due to the sale of the Colorado branches and the Colorado mortgage division closure.

The decrease in legal, accounting, and consulting expense is primarily due to expenses incurred in the first quarter of 2009 related to the sale of the Colorado branches that did not recur in 2010.

The decrease in marketing expenses is primarily due to a decrease in direct advertising and Bank sponsorships and contributions resulting from our expense reduction initiative.

The increase in other real estate owned expense is primarily due to an increase in write-downs of properties to reflect their fair values, an increase in losses on sales of properties, and an increase in taxes and insurance incurred on the larger portfolio of properties.

The increase in FDIC insurance premiums is due to higher FDIC assessment rates as well as changes in our deposit mix. In February 2009, the FDIC adopted an additional final rule which included an additional uniform two basis point increase as well as other adjustments that took effect on April 1, 2009. The premiums have also been impacted by an additional assessment on balances in the TAG program which have grown to approximately $330 million at March 31, 2010.

The decrease in amortization of intangibles is due to the sale of the Colorado branches on June 26, 2009.

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

	Three months ended March 31, 2010	Year ended December 31, 2009	Three months ended March 31, 2009
	(Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
Balance beginning of period	$129,222	$79,707	$79,707
Allowance related to other loans held for sale	—	(7,747)	(8,469)
Provision for loan losses	26,200	162,600	33,300
Net charge-offs	(25,211)	(105,338)	(13,261)

Balance end of period	$130,211	$129,222	$91,277

Allowance for loan losses to total loans held for investment	6.89%	6.45%	4.01%
Allowance for loan losses to non-performing loans	45.49%	50.15%	55.80%

	March 31, 2010	December 31, 2009	March 31, 2009
	(Dollars in thousands)
NON-PERFORMING ASSETS:
Accruing loans – 90 days past due	$247	$—	$2
Non-accrual loans	285,984	257,689	163,585

Total non-performing loans	286,231	257,689	163,587
Other real estate owned	52,471	46,503	17,754
Non-accrual investment securities	17,775	18,775	—

Total non-performing assets	$356,477	$322,967	$181,341

Potential problem loans	$168,929	$173,003	$246,200
Total non-performing assets to total assets	12.50%	11.77%	5.11%

The allowance for loan losses was 6.89%, 6.45% and 4.01% of total loans held for investment at March 31, 2010, December 31, 2009 and March 31, 2009, respectively. Non-performing loans increased by $28.5 million in the first quarter of 2010, to $286.2 million from $257.7 million at December 31, 2009, which compares to increases of $45.3 million, $47.7 million, $17.3 million, and $29.1 million in the first, second, third and fourth quarters of 2009, respectively. Potential problem loans declined by $4.1 million in the first quarter of 2010 to $168.9 million, from $173.0 million at December 31, 2009. Potential problem loans are defined as loans presently accruing interest, and not contractually past due 90 days or more, but about which management has doubt as to the future ability of the borrower to comply with present repayment terms, which may result in the reporting of the loans as non-performing assets in the future. Net charge-offs totaled $25.2 million for the first quarter of 2010, as all specific reserves that have been determined to be collateral dependent continued to be charged-off. During the recent economic downturn, the majority of loan losses are attributable to construction, residential development, and vacant land loans. For the quarter ended March 31, 2010, $17.4 million of the $25.2 million in net charge-offs, or 69.0%, were related to construction, residential development, and vacant land loans. For the years ended December 31, 2009 and 2008, construction, residential development, and vacant land loans accounted for 76.8% and 58.1% of net charge-offs, respectively. For the period from January 1, 2008 through March 31, 2010, construction, residential development, and vacant land loan balances have declined by approximately $380 million, including charge-offs of $112.0 million, from $931.0 million at the end of 2007 to $551.3 million at March 31, 2010, a decrease of approximately 40%. In assessing the adequacy of the allowance, management reviews the size, quality, and risks of loans in the portfolio, and considers factors such as specific known risks, past experience, the status and amount of non-performing assets, and economic conditions.

The following summarizes impaired loans, which include non-accrual loans and performing and non-performing troubled debt restructurings (“TDR’s”), at March 31, 2010 and December 31, 2009.

(Dollars in thousands)	March 31, 2010	December 31, 2009
TDR’s – non-performing loans	$12,431	$—
TDR’s – performing loans	22,185	—

Total TDR’s	34,616	—
Non TDR’s – non-performing loans	273,553	257,689

Total impaired loans	$308,169	$257,689

A TDR is a formal restructuring of a loan where the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including a reduction in the stated interest rate, reduction in the loan balance or accrued interest, and extension of the maturity date. TDR’s can involve loans remaining on non-accrual, moving to non-accrual, or continuing on accruing status, depending on the individual facts and circumstances of the borrower. Generally, a non-accrual loan that is restructured remains on non-accrual for a period of six months to demonstrate the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains classified as a non-accrual loan. TDR’s are evaluated in accordance with ASC Topic 310-10-40, “Troubled Debt Restructurings by Creditors.” At March 31, 2010, there were commitments to advance funds on TDR’s of approximately $300,000.

The allowance recorded on total impaired loans in accordance with ASC Topic 310-10-35 (specific reserves) was approximately $45.0 million and $24.5 million at March 31, 2010 and December 31, 2009, respectively.

Approximately 36% of our non-performing loans are in New Mexico, approximately 22% are in Colorado, approximately 33% are in Utah, and approximately 9% are in Arizona.

Other real estate owned increased approximately $6.0 million compared to December 31, 2009, and $34.7 million compared to March 31, 2009. We continue to be successful in disposing of real estate after gaining control of the properties. During the quarter ended March 31, 2010, we took title to properties totaling $24.0 million and disposed of properties with a carrying value of $15.3 million. Other real estate owned at March 31, 2010 includes $49.0 million in foreclosed or repossessed assets, and $3.5 million in facilities and vacant land listed for sale.

Non-accrual investment securities include 30 year municipal utility district bonds related to two residential housing developments in the Denver, Colorado metropolitan area which are not current on debt service. The terms of the agreements allow the districts to defer interest in the case where available funds from development of the district are not sufficient to cover the debt service. Due to the status of the developments and related uncertainty of the timing of the cash flows, we have classified these investments as non-accrual.

Given current economic conditions and trends, we may continue to experience asset quality deterioration and higher levels of nonperforming loans in the near-term, which would result in continued negative earnings and financial condition pressures.

We sell virtually all of the residential mortgage loans that we originate and we have no securities that are backed by sub-prime mortgages.

Capital Adequacy, Regulatory Matters, and Going Concern Considerations

At March 31, 2010, the Bank’s regulatory capital status fell to “undercapitalized.” The Bank’s capital ratios are as follows: total risk-based capital ratio of 7.53 percent, a tier 1 risk-based capital ratio of 6.21 percent, and a leverage ratio of 4.11 percent. The total risk-based capital ratio is below the minimum level for adequately capitalized state member banks established by section 38 of the Federal Deposit Insurance Act (the “FDI Act”) and Subpart D of Regulation H of the Board of Governors of the Federal Reserve Bank (the “Federal Reserve”). The Bank is now deemed to be “undercapitalized” for the purposes of section 38 and Regulation H. The FDI Act prohibits the Bank from accepting, renewing, or rolling over any brokered deposits because the Bank is less than adequately capitalized.

Consequently, section 38 and Regulation H provide certain mandatory and discretionary supervisory actions. Provisions applicable to undercapitalized banks include: (i) Restricting payment of capital distributions and management fees; (ii) Requiring that the Federal Reserve monitor the condition of the bank; (iii) Requiring submission of a capital restoration plan; (iv) Restrictions on the growth of the bank’s assets; (v) Requiring prior approval of certain expansion proposals including new lines of business. Section 38 and Regulation H also give the Federal Reserve the discretion to impose a number of other discretionary supervisory actions. These requirements are in addition to those already in place pursuant to a formal agreement with the Federal Reserve Bank of Kansas City and the New Mexico Financial Institutions Division (collectively, the “Regulators”) described below.

As noted above, the Bank will be required to submit an acceptable capital restoration plan to the Federal Reserve that specifies the steps the Bank will take to return to adequately capitalized based on reasonable assumptions. If the capital plan is not deemed acceptable, the Federal Reserve could reclassify the capital category of the Bank and subject the Bank to the provisions of section 38 and Regulation H applicable to “significantly undercapitalized” institutions.

If the Bank is considered to be significantly undercapitalized by the Federal Reserve, either through further capital erosion or at the discretion of the Federal Reserve, section 38 and Regulation H allow the Federal Reserve to impose one or more discretionary corrective actions including, but not limited to the following corrective actions: (i) recapitalization or sale of the Bank; (ii) restrictions on the Bank’s transactions with affiliates; or (iii) further restrictions on interest rates paid on deposits. The Federal Reserve may also impose one or more of the discretionary corrective actions listed in section 38(f) of the FDI Act. The corrective actions would be imposed through the issuance of a Prompt Corrective Action Directive, which is a formal public action.

The Company remains “undercapitalized.” At the current time, the Company’s “undercapitalized” classification has no immediate impact on its day-to-day operations because the holding company has no immediate significant cash flow needs or significant obligations that are due in the next twelve months. In addition, the prompt corrective actions required by the Regulators are directed at the Bank. The Bank is currently subject to the prompt supervisory and regulatory actions pursuant to the FDIC Improvement Act of 1991.

In the event that deposit generation is negatively impacted by the recent drop to “undercapitalized” or if the Bank drops to “significantly undercapitalized,” due to possible reclassification by the Federal Reserve, management believes that sufficient cash and liquid assets are on hand to maintain operations and meet all obligations as they come due. The substantial erosion of the Bank’s capital position and the continued deterioration of the loan portfolio makes it unlikely that the Bank will be able to return to “adequately capitalized” status under regulatory guidelines without raising additional capital, a strategic merger, selling a significant amount of assets, obtaining government assistance, or some combination thereof.

As the Company’s financial condition has deteriorated, the Company has come under increasingly close scrutiny by its Regulators. On July 2, 2009, the Company and the Bank executed a written agreement (“Regulator Agreement”)

with the Regulators. The Regulator Agreement is based on findings of the Regulators identified in an examination of the Bank and the Company during January and February of 2009. Based on their assessment of the Company’s ability to operate in compliance with the Regulator Agreement, the regulatory authorities have broad discretion to take actions, including placing the Bank into a FDIC-administered receivership or conservatorship. If the Bank is considered to be “significantly undercapitalized” by the Federal Reserve, the Bank could be subject to further prompt corrective action measures of the Federal Reserve or FDIC which would further restrict the interest rates that can be paid on deposits making it difficult to remain competitive. The regulatory provisions under which the regulatory authorities act are intended to protect depositors, the deposit insurance fund and the banking system and are not intended to protect shareholders or other investors in other securities in a bank or its holding company. Depending on the level of capital, the Regulators and or the FDIC can institute other corrective measures to require additional capital and have broad enforcement powers to impose additional restrictions on operations, substantial fines and other penalties for violation of laws and regulations. The Company cannot predict what additional actions the regulatory authorities may take.

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

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result should the Company not be able to continue as a going concern.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in regulations and set forth in the following table) to risk-weighted assets, and of Tier I capital to average total assets (leverage ratio). The regulatory capital calculation limits the amount of allowance for loan losses that is included in capital to 1.25 percent of risk-weighted assets. At March 31, 2010, the Company and the Bank had approximately $105.6 million of allowance for loan losses which was excluded from regulatory capital.

As of March 31, 2010	Actual		For capital adequacy purposes		To be considered well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Consolidated	$45,665	2.4%	$149,145	8.0%	$186,431	10.0%
Bank subsidiary	140,204	7.5%	148,866	8.0%	186,082	10.0%
Tier I capital to risk-weighted assets:
Consolidated	22,833	1.2%	74,573	4.0%	111,859	6.0%
Bank subsidiary	115,623	6.2%	74,433	4.0%	111,649	6.0%
Tier I capital to average total assets:
Consolidated	22,833	0.8%	112,589	4.0%	140,737	5.0%
Bank subsidiary	115,623	4.1%	112,401	4.0%	140,502	5.0%

Liquidity

The Company’s liquidity position consists of excess cash liquidity and several other liquidity sources. The cash liquidity at March 31, 2010 of approximately $263 million is made up of excess investable cash on the balance sheet including interest-bearing deposits with other banks and federal funds sold. The Company’s other liquidity sources include two borrowing lines for a total capacity of approximately $91 million, fully collateralized by investment securities and commercial loans, approximately $143 million of unpledged investments, and $8 million of redeemable bank owned life insurance policies. Our total liquidity position during the first quarter increased $291 million compared to the fourth quarter of 2009 and continues to evolve based on the operations of the Bank. The increase in total liquidity is attributable to $159 million in certificates of deposit generated through deposit listing services outside of the Bank’s normal market areas of New Mexico and Arizona, continued runoff in the loan portfolio including loan payoffs and loan amortization, traditional deposit growth of approximately $25 million, receipt of approximately $26 million of federal tax refunds, and an increase in public customers in the FDIC Transaction Account Guarantee (TAG) program which results in the release of pledged investment securities. The increases were offset by a decline in brokered deposits including CDARS reciprocal maturities of $43 million during the three months ended March 31, 2010.

Management continues to focus their attention on the overall liquidity position of the Bank due to the current economic environment and capital structure of the Bank with particular focus on the level of cash liquidity along with monitoring the other liquidity sources available, including borrowing lines (fully secured by securities or loan collateral), and other assets that can be monetized including the cash surrender value of bank-owned life insurance. The Bank’s most liquid assets are cash and cash equivalents and marketable investment securities that are not pledged as collateral. The levels of these assets are dependent on operating, financing, lending, and investing activities during any given period. Management continues to accumulate and maintain excess cash liquidity from loan reductions and increases in deposits to compensate for the limited liquidity options currently available.

At March 31, 2010, the Bank had $126 million in brokered deposits including CDARS reciprocal which will mature in 2010 of which $66 million mature within 90 days. The Bank has maintained significant levels in overnight investments, which combined with normal expected repayments of loans outstanding, should provide adequate cash liquidity required to redeem these brokered deposits at maturity.

The Bank also paid off $105 million in FHLB borrowings during April of 2010 due to the level of excess cash accumulated to date, which decreased our exposure to the FHLB by approximately 20%. As of March 31, 2010, these FHLB borrowings were collateralized by investment securities, approximately 80% of which were released back to the Bank when the borrowings were paid off.

In addition, the Bank is a participating institution in the TAG program for which the FDIC recently approved an Interim Rule extending the expiration of the program from June 30, 2010 to December 31, 2010. The TAG program provides our deposit customers in non-interest bearing and interest-bearing NOW accounts paying fifty basis points or less (twenty-five basis points or less beginning July 1st) full FDIC insurance for an unlimited amount.

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

	Three Months Ended March 31,
	2010			2009
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$254,846	$3,167	5.04%	$347,736	$4,566	5.33%
Real estate	1,678,509	18,860	4.56%	2,329,896	30,129	5.24%
Consumer	25,505	643	10.22%	39,066	959	9.96%
Mortgage	6,896	87	5.12%	20,402	256	5.09%
Other	1,156	—	—%	1,321	—	—%

Total loans	1,966,912	22,757	4.69%	2,738,421	35,910	5.32%
Allowance for loan losses	(129,033)			(91,626)
Securities:
U.S. government and mortgage-backed	493,988	3,406	2.80%	344,836	3,951	4.65%
State and political subdivisions:
Non-taxable	83,477	631	3.07%	98,343	1,140	4.70%
Taxable	490	8	6.62%	3,454	50	5.87%
Other	28,698	97	1.37%	31,176	141	1.83%

Total securities	606,653	4,142	2.77%	477,809	5,282	4.48%
Interest-bearing deposits with other banks	184,301	117	0.26%	26,368	26	0.40%
Federal funds sold	147	—	0.10%	24,029	12	0.20%

Total interest-earning assets	2,758,013	27,016	3.97%	3,266,627	41,230	5.12%
Non-interest-earning assets:
Cash and due from banks	47,886			62,927
Other.	146,673			188,718

Total non-interest-earning assets	194,559			251,645

Total assets	$2,823,539			$3,426,646

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$365,720	$398	0.44%	$308,808	$517	0.68%
Certificates of deposit > $100,000	506,592	2,976	2.38%	479,079	4,007	3.39%
Certificates of deposit < $100,000	235,605	1,397	2.40%	333,802	2,694	3.27%
Brokered CDs	143,856	793	2.24%	208,008	1,017	1.98%
CDARS reciprocal deposits	40,364	230	2.31%	197,491	1,257	2.58%
Money market savings accounts	372,397	934	1.02%	499,021	2,324	1.89%
Regular savings accounts	89,918	111	0.50%	101,492	128	0.51%

Total interest-bearing deposits	1,754,452	6,839	1.58%	2,127,701	11,944	2.28%
Federal funds purchased and securities sold under agreements to repurchase	40,176	25	0.25%	129,654	99	0.31%
Short-term borrowings	180,000	174	0.39%	271,085	825	1.23%
Long-term debt	316,614	2,001	2.56%	160,575	1,089	2.75%
Junior subordinated debentures	98,300	594	2.45%	98,447	921	3.79%

Total interest-bearing liabilities	2,389,542	9,633	1.63%	2,787,462	14,878	2.16%
Non-interest-bearing demand accounts	364,131			461,007
Other non-interest-bearing liabilities	25,036			23,470

Total liabilities	2,778,709			3,271,939
Stockholders’ equity	44,830			154,707

Total liabilities and Stockholders’ equity	$2,823,539			$3,426,646

Net interest income		$17,383			$26,352

Net interest spread			2.34%			2.96%
Net interest margin			2.56%			3.27%
Ratio of average interest-earning assets to average interest-bearing liabilities			115.42%			117.19%

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

Rising and falling interest rate environments can have various impacts on a bank’s net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank’s various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of March 31, 2010, our cumulative interest rate gap for the period up to three months was a positive $275,000 and for the period up to one year was a negative $204,000. Based solely on our interest rate gap for the period up to three months, our net income would be favorably impacted by increases in interest rates or unfavorably impacted by decreases in interest rates. For the period three months to less than one year, our net income would be unfavorably impacted by increases in interest rates. However, the current rates on existing financial instruments including caps and floors as instruments reprice or the lack of ability to replace financial instruments at maturity such as brokered deposits may cause fluctuations in the net interest margin inconsistent with general expectations based solely on the movement in interest rates. In addition, a large portion of interest-bearing liabilities include savings and NOW accounts, where rates are influenced more by competition in the marketplace versus changes in the interest rate environment. The amounts could also be significantly affected by external factors such as changes in prepayment assumptions and early withdrawal of deposits. The following table sets forth our estimate of maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at March 31, 2010.

	Less than three months	Three months to less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$59,734	$152,712	$317,657	$114,443	$644,546
Interest-bearing deposits with other banks	262,150	627	239	—	263,016
Federal funds sold	151	—	—	—	151
Loans held for investment:
Commercial	130,875	47,634	46,176	22,509	247,194
Real estate	560,839	177,582	543,470	334,853	1,616,744
Consumer	7,551	5,164	9,269	3,028	25,012

Total loans held for investment	699,265	230,380	598,915	360,390	1,888,950

Mortgage loans available for sale	8,994	—	—	—	8,994

Total interest-earning assets	$1,030,294	$383,719	$916,811	$474,833	$2,805,657

Interest-bearing liabilities:
Savings and NOW accounts	$162,877	$199,485	$362,368	$89,661	$814,391
Certificates of deposit greater than $100,000	129,940	285,848	184,063	905	600,756
Certificates of deposit less than $100,000	60,678	110,005	65,184	607	236,474
Brokered deposits	58,016	67,027	10,000	—	135,043
CDARS reciprocal deposits	7,971	13,422	2,008	—	23,401
Securities sold under agreements to repurchase	36,416	—	—	—	36,416
FHLB advances	210,670	177,067	108,649	—	496,386
Junior subordinated debentures	88,663	9,620	—	—	98,283

Total interest-bearing liabilities	$755,231	$862,474	$732,272	$91,173	$2,441,150

Interest rate gap	$275,063	$(478,755)	$184,539	$383,660	$364,507

Cumulative interest rate gap at March 31, 2010	$275,063	$(203,692)	$(19,153)	$364,507

Cumulative gap ratio at March 31, 2010	1.36	0.87	0.99	1.15

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2010, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures and internal control over financial reporting are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in our internal control over financial reporting or in other factors that occurred during the registrant’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank N.M. (formerly known as First State Bank of Taos), First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation. (19)
2.2	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (4)
2.3	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation, and Ranchers Banks. (5)
2.4	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc., and AccessBank. (6)
2.5	Agreement and Plan of Merger, dated as of October 4, 2006, by and among First State Bancorporation, MSUB, Inc., Front Range Capital Corporation, and Heritage Bank. (10)
2.6	Loan Purchase Agreement, dated July 27, 2007, by and between First Community Bank, successor by merger to Heritage Bank and CAPFINANCIAL CV2, LLC. (15)
2.7	Written Agreement, dated July 2, 2009, by and between First Community Bank, Federal Reserve Bank of Kansas City, and New Mexico Financial Institutions Division. (22)
2.8	Retention of Financial Advisor, dated August 5, 2009, by and between First State Bancorporation and Keefe, Bruyette & Woods. (23)
3.1	Restated Articles of Incorporation of First State Bancorporation. (1)
3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (3)
3.3	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (9)
3.4	Amended Bylaws of First State Bancorporation. (24)
3.5	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (18)
10.1	Executive Employment Agreement. (19)
10.2	First State Bancorporation 2003 Equity Incentive Plan. (19)
10.3	Executive Deferred Compensation Plan. (19) (Participation and contributions to this Plan have been frozen as of December 31, 2004.)
10.4	First Amendment to Executive Employment Agreement. *
10.5	Officer Employment Agreement. *
10.6	First Amendment to Officer Employment Agreement. *
10.7	First State Bancorporation Deferred Compensation Plan. (3)
10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (12)
10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (8)
10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (8)
10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (13)
10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (7)
10.13	Third Amendment to First State Bancorporation 2003 Equity Incentive Plan. (9)
10.14	Compensation Committee Approval and Board Ratification of Certain Executive Salaries. (11)
10.15	Fourth Amendment to First State Bancorporation 2003 Equity Incentive Plan. (16)
10.16	Second Amendment to Executive Employment Agreement (Stanford). (14)
10.17	Second Amendment to Executive Employment Agreement (Dee). (14)
10.18	Second Amendment to Executive Employment Agreement (Spencer). (14)
10.19	Second Amendment to Executive Employment Agreement (Martin). (14)
10.20	Key Executives Incentive Plan. (17)
10.21	Second Amendment to the First State Bancorporation Deferred Compensation Plan. (2)
10.22	Executive Compensation Plan of Heritage Bank. (2)

10.23	Form of Adoption Agreement for Executive compensation Plan of Heritage Bank. (2)
10.24	Executive Retirement Plan of Heritage Bank Amendment and Restatement. (2)
10.25	Form of Adoption Agreement for Executive Retirement Plan of Heritage Bank. (2)
10.26	First Amendment to the Key Executives Incentive Plan. (20)
10.27	Branch purchase agreement, dated as of March 10, 2009, by and among Great Western Bank, First Community Bank, and First State Bancorporation. (21)
14	Code of Ethics for Executives. (19)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference from Amendment 1 to First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2007.
(3)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.
(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(5)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(6)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(7)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003 (SEC file No. 333-104906).
(8)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2006.
(9)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2006.
(10)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed October 5, 2006.
(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed November 2, 2006.
(12)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on January 26, 2006.
(13)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997 (SEC file No. 333-28217).
(14)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 27, 2007.
(15)	Incorporated by reference to Exhibit 2.1 from First State Bancorporation’s Form 8-K filed on August 1, 2007.
(16)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2007.
(17)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on August 10, 2007.
(18)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2008.
(19)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended September 30, 2008.
(20)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on December 30, 2008.
(21)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2008.
(22)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 9, 2009.
(23)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on August 6, 2009.
(24)	Incorporated by reference from First State Bancorporation’s Form 10-K filed on March 31, 2010.
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST STATE BANCORPORATION

Date: May 17, 2010	By:	/s/ H. Patrick Dee
H. Patrick Dee, President & Chief Executive Officer

Date: May 17, 2010	By:	/s/ Christopher C. Spencer
Christopher C. Spencer, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank N.M. (formerly known as First State Bank of Taos), First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation. (19)
2.2	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (4)
2.3	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation, and Ranchers Banks. (5)
2.4	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc., and AccessBank. (6)
2.5	Agreement and Plan of Merger, dated as of October 4, 2006, by and among First State Bancorporation, MSUB, Inc., Front Range Capital Corporation, and Heritage Bank. (10)
2.6	Loan Purchase Agreement, dated July 27, 2007, by and between First Community Bank, successor by merger to Heritage Bank and CAPFINANCIAL CV2, LLC. (15)
2.7	Written Agreement, dated July 2, 2009, by and between First Community Bank, Federal Reserve Bank of Kansas City, and New Mexico Financial Institutions Division. (22)
2.8	Retention of Financial Advisor, dated August 5, 2009, by and between First State Bancorporation and Keefe, Bruyette & Woods. (23)
3.1	Restated Articles of Incorporation of First State Bancorporation. (1)
3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (3)
3.3	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (9)
3.4	Amended Bylaws of First State Bancorporation. (24)
3.5	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (18)
10.1	Executive Employment Agreement. (19)
10.2	First State Bancorporation 2003 Equity Incentive Plan. (19)
10.3	Executive Deferred Compensation Plan. (19) (Participation and contributions to this Plan have been frozen as of December 31, 2004.)
10.4	First Amendment to Executive Employment Agreement. *
10.5	Officer Employment Agreement. *
10.6	First Amendment to Officer Employment Agreement. *
10.7	First State Bancorporation Deferred Compensation Plan. (3)
10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (12)
10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (8)
10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (8)
10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (13)
10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (7)
10.13	Third Amendment to First State Bancorporation 2003 Equity Incentive Plan. (9)
10.14	Compensation Committee Approval and Board Ratification of Certain Executive Salaries. (11)
10.15	Fourth Amendment to First State Bancorporation 2003 Equity Incentive Plan. (16)
10.16	Second Amendment to Executive Employment Agreement (Stanford). (14)
10.17	Second Amendment to Executive Employment Agreement (Dee). (14)
10.18	Second Amendment to Executive Employment Agreement (Spencer). (14)
10.19	Second Amendment to Executive Employment Agreement (Martin). (14)
10.20	Key Executives Incentive Plan. (17)
10.21	Second Amendment to the First State Bancorporation Deferred Compensation Plan. (2)
10.22	Executive Compensation Plan of Heritage Bank. (2)
10.23	Form of Adoption Agreement for Executive compensation Plan of Heritage Bank. (2)
10.24	Executive Retirement Plan of Heritage Bank Amendment and Restatement. (2)
10.25	Form of Adoption Agreement for Executive Retirement Plan of Heritage Bank. (2)
10.26	First Amendment to the Key Executives Incentive Plan. (20)
10.27	Branch purchase agreement, dated as of March 10, 2009, by and among Great Western Bank, First Community Bank, and First State Bancorporation. (21)
14	Code of Ethics for Executives. (19)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference from Amendment 1 to First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2007.
(3)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.
(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(5)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(6)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(7)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003 (SEC file No. 333-104906).
(8)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2006.
(9)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2006.
(10)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed October 5, 2006.
(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed November 2, 2006.
(12)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on January 26, 2006.
(13)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997 (SEC file No. 333-28217).
(14)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 27, 2007.
(15)	Incorporated by reference to Exhibit 2.1 from First State Bancorporation’s Form 8-K filed on August 1, 2007.
(16)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2007.
(17)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on August 10, 2007.
(18)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2008.
(19)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended September 30, 2008.
(20)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on December 30, 2008.
(21)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2008.
(22)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 9, 2009.
(23)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on August 6, 2009.
(24)	Incorporated by reference from First State Bancorporation’s Form 10-K filed on March 31, 2010.
*	Filed herewith.