Form 10-Q
period 2010-06-30
FIRST STATE BANCORPORATION
filed 2010-08-13
CIK 897861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2010.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,857,034 shares of common stock, no par value, outstanding as of August 12, 2010.

FIRST STATE BANCORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Balance Sheets

(Dollars in thousands, except share and per share amounts)

	(unaudited) June 30, 2010	December 31, 2009
Assets
Cash and due from banks	$52,269	$40,863
Interest-bearing deposits with other banks	140,321	104,938
Federal funds sold	—	144

Total cash and cash equivalents	192,590	145,945

Investment securities:
Available for sale (at fair value, amortized cost of $639,349 at June 30, 2010, and $472,737 at December 31, 2009)	648,300	473,580
Held to maturity (at amortized cost, fair value of $57,581 at December 31, 2009)	—	58,455
Non-marketable securities, at cost	27,253	30,089

Total investment securities	675,553	562,124

Mortgage loans held for sale	12,436	14,172
Loans held for investment, net of unearned interest	1,749,925	2,003,518
Less allowance for loan losses	(123,379)	(129,222)

Net loans	1,638,982	1,888,468

Premises and equipment (net of accumulated depreciation of $31,246 at June 30, 2010, and $29,934 at December 31, 2009)	31,662	34,583
Accrued interest receivable	7,729	8,106
Other real estate owned	50,769	46,503
Intangible assets (net of accumulated amortization of $5,145 at June 30, 2010, and $4,622 at December 31, 2009)	4,879	5,402
Cash surrender value of bank-owned life insurance	11,221	11,001
Net deferred tax asset	1,735	1,771
Income tax receivable	498	28,084
Other assets, net	11,137	12,408

Total assets	$2,626,755	$2,744,395

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Deposits:
Non-interest-bearing	$352,395	$350,704
Interest-bearing	1,780,688	1,683,624

Total deposits	2,133,083	2,034,328

Securities sold under agreements to repurchase	36,320	40,646
Federal Home Loan Bank advances	355,716	497,046
Junior subordinated debentures	98,246	98,319
Other liabilities	25,243	27,025

Total liabilities	2,648,608	2,697,364

Stockholders’ equity (deficit):
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued 22,543,834 at June 30, 2010 and 22,450,391 at December 31, 2009; outstanding 20,857,034 at June 30, 2010 and 20,729,049 at December 31, 2009	223,799	223,928
Treasury stock, at cost (1,686,800 shares at June 30, 2010 and 1,721,342 at December 31, 2009)	(24,427)	(25,027)
Retained deficit	(230,176)	(152,713)
Accumulated other comprehensive income -
Unrealized gain on investment securities, net of tax	8,951	843

Total stockholders’ equity (deficit)	(21,853)	47,031

Total liabilities and stockholders’ equity (deficit)	$2,626,755	$2,744,395

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Operations

For the three and six months ended June 30, 2010 and 2009

(unaudited)

(Dollars in thousands, except per share amounts)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Interest income:
Interest and fees on loans	$21,474	$34,699	$44,231	$70,609
Interest on marketable securities:
Taxable	4,647	3,990	8,158	8,132
Non-taxable	561	1,166	1,192	2,306
Federal funds sold	—	—	—	12
Interest-bearing deposits with other banks	95	143	212	169

Total interest income	26,777	39,998	53,793	81,228

Interest expense:
Deposits	6,379	11,494	13,218	23,438
Short-term borrowings	86	580	285	1,504
Long-term debt	1,813	2,227	3,814	3,316
Junior subordinated debentures	619	779	1,213	1,700

Total interest expense	8,897	15,080	18,530	29,958

Net interest income	17,880	24,918	35,263	51,270
Provision for loan losses	(43,000)	(31,100)	(69,200)	(64,400)

Net interest loss after provision for loan losses	(25,120)	(6,182)	(33,937)	(13,130)
Non-interest income:
Service charges	2,740	3,690	5,506	7,453
Credit and debit card transaction fees	929	1,044	1,747	1,996
Gain on investment securities	500	—	2,719	2,754
Gain on sale of loans	635	1,260	1,208	2,625
Gain on sale of Colorado branches	—	23,292	—	23,292
Other	488	782	895	1,582

Total non-interest income	5,292	30,068	12,075	39,702

Non-interest expense:
Salaries and employee benefits	7,469	12,437	14,874	23,959
Occupancy	2,815	3,623	5,642	7,441
Data processing	1,193	1,435	2,413	2,912
Equipment	1,128	1,496	2,338	3,411
Legal, accounting, and consulting	1,799	1,589	2,706	2,943
Marketing	294	678	523	1,337
Telephone	344	423	683	794
Other real estate owned	9,789	815	14,276	1,775
FDIC insurance premiums	3,295	3,782	5,155	5,268
Amortization of intangibles	262	601	523	1,203
Other	2,833	3,233	5,717	6,128

Total non-interest expense	31,221	30,112	54,850	57,171

Loss before income taxes	(51,049)	(6,226)	(76,712)	(30,599)
Income tax expense	751	—	751	—

Net loss	$(51,800)	$(6,226)	$(77,463)	$(30,599)

Loss per share:
Basic loss per share	$(2.49)	$(0.30)	$(3.72)	$(1.49)

Diluted loss per share	$(2.49)	$(0.30)	$(3.72)	$(1.49)

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Comprehensive Income (Loss)

For the three and six months ended June 30, 2010 and 2009

(unaudited)

(Dollars in thousands)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Net loss	$(51,800)	$(6,226)	$(77,463)	$(30,599)
Other comprehensive loss, net of tax - unrealized holding gains (losses) on securities available for sale arising during period	4,731	(60)	6,550	1,603
Change in valuation allowance on deferred tax assets resulting from changes in unrealized holding gains on securities	2,891	(95)	3,203	(100)
Reclassification adjustment for gains included in net loss	(303)	—	(1,645)	(1,666)

Total comprehensive loss	$(44,481)	$(6,381)	$(69,355)	$(30,762)

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the six months ended June 30, 2010 and 2009

(unaudited)

(Dollars in thousands)

	Six months ended June 30, 2010	Six months ended June 30, 2009
Cash flows from operating activities:
Net loss	$(77,463)	$(30,599)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	69,200	64,400
Provision for decline in value of other real estate owned	10,683	760
Net loss on sale of other real estate owned	329	56
Depreciation and amortization	2,809	3,591
Reduction in intangibles	—	8,382
Share-based compensation expense (benefit)	(170)	251
Gain on sale of loans	(1,208)	(2,625)
Gain on sale of investment securities available for sale	(2,719)	(2,754)
Loss on disposal of premises and equipment	3	42
Increase in bank-owned life insurance cash surrender value	(220)	(910)
Amortization of securities, net	4,208	430
Amortization of core deposit intangible	523	1,203
Mortgage loans originated for sale	(59,211)	(204,939)
Proceeds from sale of mortgage loans originated for sale	62,155	209,580
Decrease in accrued interest receivable	377	55
Change in income tax receivable	27,586	—
Decrease in other assets, net	986	10,797
Increase (decrease) in other liabilities, net	(1,182)	4,279

Net cash provided by operating activities	36,686	61,999

Cash flows from investing activities:
Net decrease in loans	138,600	71,771
Purchases of investment securities carried at amortized cost	—	(8,700)
Maturities of investment securities carried at amortized cost	1,184	4,979
Purchases of investment securities carried at fair value	(288,181)	(122,951)
Maturities of investment securities carried at fair value	60,387	66,134
Sale of investment securities available for sale	116,964	65,279
Purchases of non-marketable securities carried at cost	(42)	(41)
Redemption of non-marketable securities carried at cost	2,878	1,695
Purchases of premises and equipment	(182)	(337)
Proceeds from sale of and payments on other real estate owned	25,203	4,736
Proceeds from the sale of fixed assets	8	4
Net cash paid upon sale of Colorado branches	—	(75,243)

Net cash provided by investing activities	56,819	7,326

Cash flows from financing activities:
Net increase in interest-bearing deposits	97,064	149,579
Net increase (decrease) in non-interest-bearing deposits	1,691	(374)
Net decrease in securities sold under agreements to repurchase	(4,326)	(66,740)
Proceeds from Federal Home Loan Bank advances	220,000	430,000
Payments on Federal Home Loan Bank advances	(361,330)	(429,255)
Proceeds from common stock issued	41	458

Net cash provided by (used in) financing activities	(46,860)	83,668

Increase in cash and cash equivalents	46,645	152,993
Cash and cash equivalents at beginning of period	145,945	66,580

Cash and cash equivalents at end of period	$192,590	$219,573

(Continued)

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the six months ended June 30, 2010 and 2009

(unaudited)

(Dollars in thousands)

(continued)

	Six months ended June 30, 2010	Six months ended June 30, 2009
Supplemental disclosure of noncash investing and financing activities:

Additions to other real estate owned in settlement of loans	$39,950	$17,040

Loans originated through the sale of other real estate owned	$1,189	$728

Transfer of fixed assets to other real estate owned	$531	$—

Transfer of fixed assets to other assets	$44	$477

Transfer of investment securities held to maturity to investment securities available for sale	$57,280	$—

Release of common stock held in deferred compensation plan	$600	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,698	$28,848

Cash received for income taxes	$26,119	$4,890

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

Our consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Management believes that the estimates and assumptions it uses to prepare the consolidated financial statements, including those referred to above are adequate. However, further deterioration of the loan portfolio and/or changes in economic conditions would require future additions to the allowance and future adjustments to the valuation of other real estate owned. Further, regulatory agencies, as an integral part of their examination process, periodically review the allowance for losses on loans and other real estate owned, and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations. In addition, current uncertain and volatile economic conditions will likely affect our future business results.

The Company’s results of operations depend on establishing underwriting criteria to minimize loan losses and generating net interest income. The components of net interest income, interest income, and interest expense are affected by general economic conditions and by competition in the marketplace.

Capital Adequacy and Regulatory Matters, Going Concern Consideration, and Management’s Plan

During 2008 and 2009, the Company experienced increases in both non-performing assets and potential problem loans, largely due to problem loans in the residential construction and lot development portfolios. At June 30, 2010, non-performing assets continued to increase as compared to December 31, 2009 while potential problem loans decreased slightly. Potential problem loans are defined as loans presently accruing interest, and not contractually past due 90 days or more, but about which management has doubt as to the future ability of the borrower to comply with present repayment terms, which may result in the reporting of the loans as non-performing assets in the future. The significant increase in non-performing assets and potential problem loans over the last two years has resulted in a significant increase in the level of the Company’s provision for loan losses and the increase in non-accrual loans has continued to put pressure on the net interest margin. The margin compression is a direct result of reversals of accrued interest on loans moving to non-accrual status during the period as well as the inability to accrue interest on the respective loans going forward, ultimately resulting in an earning asset with a zero yield. The level of non-accrual loans has increased to $269 million at June 30, 2010 from $258 million at December 31, 2009 and $211 million at June 30, 2009.

At June 30, 2010, the Bank’s regulatory capital status fell to “significantly undercapitalized.” The Bank’s capital ratios are as follows: total risk-based capital ratio of 5.13 percent, a tier 1 risk-based capital ratio of 3.80 percent, and a leverage ratio of 2.40 percent. The total risk-based capital ratio and the leverage ratio are below the minimum level for undercapitalized state member banks established by section 38 of the Federal Deposit Insurance Act (the “FDI Act”) and Subpart D of Regulation H of the Board of Governors of the Federal Reserve Bank (the “Federal Reserve”). The Bank is now deemed to be “significantly undercapitalized” for the purposes of section 38 and Regulation H. The FDI Act prohibits the Bank from accepting, renewing, or rolling over any brokered deposits because the Bank is less than adequately capitalized.

Consequently, section 38 and Regulation H provide certain mandatory and discretionary supervisory actions. Provisions applicable to undercapitalized or significantly undercapitalized banks include: (i) restricting payment of capital distributions and management fees; (ii) requiring that the Federal Reserve monitor the condition of the bank; (iii) requiring submission of a capital restoration plan; (iv) restrictions on the growth of the bank’s assets; (v) requiring prior approval of certain expansion proposals including new lines of business. Section 38 and Regulation H also give the Federal Reserve and/ or the FDIC the discretion to impose a number of other discretionary supervisory actions. In connection with the requirement to submit a capital restoration plan, Regulation H Part 208.44(i) requires the Company to guarantee to the FDIC that the Bank will comply with the plan until the Bank has been adequately capitalized on average during each of four consecutive calendar quarters, and the Company must provide appropriate assurances of performance to the FDIC. The aggregate liability under this guarantee will be limited to the lesser of (i) an amount equal to 5 percent of the Bank’s total assets at the time the Bank was notified or deemed to have notice that the Bank was undercapitalized, or (ii) the amount necessary to restore the capital of the Bank to the levels required for the Bank to be classified as adequately capitalized. These requirements are in addition to those already in place pursuant to a formal agreement with the Federal Reserve Bank of Kansas City and the New Mexico Financial Institutions Division (collectively, the “Regulators”) described below.

Because the Bank is now considered to be “significantly undercapitalized” by the Federal Reserve, section 38 and Regulation H allow the Federal Reserve and/or the FDIC to impose one or more discretionary corrective actions including, but not limited to the following corrective actions: (i) recapitalization or sale of the Bank; (ii) restrictions on the Bank’s transactions with affiliates; or (iii) further restrictions on interest rates paid on deposits. The corrective actions would be imposed through the issuance of a Prompt Corrective Action (“PCA”) Directive, which is a formal public action. Given its “significantly undercapitalized” status, management expects that the Bank will be subject to further PCA measures by the Federal Reserve or FDIC in addition to its current restrictions.

In the event that deposit generation is negatively impacted by the recent drop to “significantly undercapitalized” or if the Bank drops to “critically undercapitalized,” management believes that sufficient cash and liquid assets are on hand to maintain operations and meet all obligations as they come due. Due to the substantial erosion of the Bank’s capital position and the continued deterioration of the loan portfolio it is possible that the Bank will drop to “critically undercapitalized” status under regulatory guidelines by the end of the third quarter of 2010, without raising additional capital, a strategic merger, selling a significant amount of assets, or some combination thereof.

Under the PCA provisions of the FDI Act, depository institutions that are “critically undercapitalized” must be placed into conservatorship or receivership within 90 days of becoming critically undercapitalized, unless the institution’s primary federal regulatory authority (the Federal Reserve, in the case of the Bank) determines, with the concurrence of the FDIC, and documents that “other action” would better achieve the purposes of the PCA provisions. If the institution remains critically undercapitalized on average during the calendar quarter beginning 270 days after it became critically undercapitalized, the FDI Act requires the appointment of a receiver unless the Federal Reserve, with the concurrence of the FDIC, determines that, among other things, the institution has positive net worth and the Federal Reserve and the FDIC both certify that the institution is viable and not expected to fail. In addition to the restrictions on its operations to which it was already subject (as described above with respect to its current status as “significantly undercapitalized”), the Bank, as a result of its “critically undercapitalized” status, would be prohibited from doing any of the following without the prior written approval of the FDIC: entering into material transactions outside the usual course of business; extending credit for highly leveraged transactions; amending the Bank’s charter or bylaws; making a change to accounting methods; engaging in any “covered transaction” (as defined in Section 23A of the Federal Reserve Act) with an affiliate; paying excessive compensation or bonuses; paying interest on new or renewed liabilities at a rate that would increase the Bank’s weighted average cost of funds to a level significantly exceeding the prevailing rates on interest on deposits in the Bank’s normal market areas; and making any principal or interest payment on subordinated debt beginning 60 days after becoming critically undercapitalized.

In addition, the FDIC may place further restrictions on the Bank’s activities, similar to those authorized for the FDIC in the case of “significantly undercapitalized” institutions. These additional requirements and restrictions may include, among others, a requirement for a sale of Bank shares or obligations of the Bank sufficient to return the Bank to adequately capitalized status; if grounds exist for the appointment of a receiver or conservator for the Bank, a requirement that the Bank be acquired or merged with another institution; requiring the Bank to reduce its total assets; ordering a new election of Bank directors; requiring the Bank to dismiss any senior executive officer or director who held office for more than 180 days before the Bank became undercapitalized; requiring the Bank to employ “qualified” senior executive officers; requiring the Company to divest the Bank if the regulators determine that the divestiture would improve the Bank’s financial condition and future prospects; and requiring the Bank to take any other action that the FDIC determines will better carry out the purposes of the statute requiring the imposition of one or more of the restrictions.

The FDI’s definitions for “significantly undercapitalized” and “critically undercapitalized” do not apply to bank holding companies, so the Company remains “undercapitalized” despite the continued deterioration of the ratios. At the current time, the Company’s “undercapitalized” classification has no immediate impact on its day-to-day operations because the holding company has no immediate significant cash flow needs or significant obligations that are due in the next twelve months. In addition, the prompt corrective actions (“PCA”) required by the Regulators are directed at the Bank. The Bank is currently subject to the prompt supervisory and regulatory actions pursuant to the FDIC Improvement Act of 1991.

As the Company’s financial condition has deteriorated, the Company has been under close scrutiny by its Regulators. On July 2, 2009, the Company and the Bank executed a written agreement (“Regulator Agreement”) with the Regulators. The Regulator Agreement is based on findings of the Regulators identified in an examination of the Bank and the Company during January and February of 2009. Based on their assessment of the Company’s ability to operate in compliance with the Regulator Agreement, the regulatory authorities have broad discretion to take actions, including placing the Bank into a FDIC-administered receivership or conservatorship. Because the Bank is considered to be “significantly undercapitalized” by the Federal Reserve, section 38 and Regulation H allow the Federal Reserve and/or the FDIC to impose one or more discretionary corrective actions as discussed above. Management expects that the Bank will be subject to further restrictions on the interest rates that can be paid on deposits, through PCA directives, which could make it difficult to remain competitive. The regulatory provisions under which the regulatory authorities act are intended to protect depositors, the deposit insurance fund and the banking system and are not intended to protect shareholders or other investors in other securities in a bank or its holding company. The Regulators and/or the FDIC can institute other corrective measures to require additional capital and have broad enforcement powers to impose additional restrictions on operations, substantial fines and other penalties for violation of laws and regulations.

Significant additional sources of capital are required for the Company to continue operating through 2010 and beyond. Although management does not believe the Company currently has the ability to raise new capital through a public offering, management continues to work with the Company’s investment bankers to evaluate alternative capital strengthening strategies, and are currently working on the possibility of a transaction with one or more private equity groups to inject capital into the Bank.

During the second quarter the Company initiated a repurchase offer for all of the outstanding trust preferred securities issued by the holding company at a significant discount to par value as part of a plan to raise capital. The repurchase of substantially all of the trust preferred securities was considered to be a key element toward successfully recapitalizing the Company. The trust preferred security holders did not accept the offers and the offers expired in early July and were not extended. Consequently, the Bank may seek to raise capital independently from the Company to return to a well capitalized level. Any such transaction is expected to result in a dilution in the Company’s ownership of the Bank to a level that is likely to be below five percent. There can be no assurance that the Company will be successful in raising capital at the holding company or at the Bank.

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

Under the terms of the Regulator Agreement, the Company and the Bank agreed, among other things, to engage an independent consultant acceptable to the Regulators to assess the Bank’s management and staffing needs, assess the qualifications and performance of all officers of the Bank, and assess the current structure and compositions of the Bank’s board of directors and its committees. In addition, within 60 days of the Regulator Agreement, the Company and/or the Bank was required to submit a written plan to strengthen lending and credit risk management practices and improve the Bank’s position regarding past due loans, problem loans, classified loans, and other real estate owned; maintain sufficient capital at the Bank, holding company and the consolidated level; improve the Bank’s earnings and overall condition; and improve management of the Bank’s liquidity position, funds management process, and interest rate risk management. The Company and/or the Bank have also agreed to maintain an adequate allowance for loan and lease losses; charge-off or collect assets classified as “loss” in the Report of Examination that have not been previously collected or charged off; not to pay any dividends; not to distribute any interest, principal or other sums on trust preferred securities; not to issue, increase or guarantee any debt; not to purchase or redeem any shares of the Company’s stock; and not to accept any new brokered deposits, even if the Bank is considered well capitalized. Within 30 days of the Regulator Agreement, the Bank was required to submit a written plan to the Regulators for reducing its reliance on brokered deposits.

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

Failure to comply with the provisions of the Regulator Agreement could subject the Company and/or the Bank to additional enforcement actions. Management continues to work closely with the Regulators regarding the Regulator Agreement and believes that the Company and the Bank are in substantial compliance with the requirements of the Regulator Agreement, except for the requirement to submit an acceptable capital plan. Capital plans as required by the Regulator Agreement for the Company and the Bank were submitted timely, but were not accepted by the regulators due to uncertainty around the Company’s ability to execute the plans. Management continues to work toward full compliance with the requirements of the Regulator Agreement. However, there can be no assurance that the Company and/or the Bank will be able to comply fully with the provisions of the Regulator Agreement, or that efforts to comply with the Regulator Agreement will not have adverse effects on the Company’s ability to continue as a going concern.

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

As of June 30, 2010	Actual		For capital adequacy purposes		To be considered well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Consolidated	$(35,682)	(2.1)%	$137,753	8.0%	$172,191	10.0%
Bank subsidiary	88,098	5.1%	137,484	8.0%	171,856	10.0%
Tier I capital to risk-weighted assets:
Consolidated	(35,682)	(2.1)%	68,877	4.0%	103,315	6.0%
Bank subsidiary	65,358	3.8%	68,742	4.0%	103,113	6.0%
Tier I capital to average total assets:
Consolidated	(35,682)	(1.3)%	109,236	4.0%	136,545	5.0%
Bank subsidiary	65,358	2.4%	109,100	4.0%	136,375	5.0%

The Bank would be considered “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2.0%. For the Bank, this ratio would approximate the tier I capital to average total assets ratio.

Liquidity

Management continues to focus their attention on the liquidity of the Bank due to the current economic environment and capital structure of the Bank. Particular focus is being placed on the level of cash liquidity along with monitoring the other liquidity sources available including borrowing lines (fully secured by securities or loan collateral) and other assets that can be monetized including the cash surrender value of bank-owned life insurance. The Bank’s most liquid assets are cash and cash equivalents and marketable investment securities that are not pledged as collateral. The levels of these assets are dependent on operating, financing, lending, and investing activities during any given period. The Bank continues to accumulate and maintain excess cash liquidity from loan reductions and the net increase in non-brokered deposits to compensate for the limited liquidity options currently available.

The Bank’s available sources of liquidity increased $41 million to approximately $544 million at the end of June 2010, from $503 million at the end of March 2010, and have increased $332 million since the end of December 2009. The increase in available sources of liquidity for the year is attributable to $236 million in out of market certificates of deposit generated through deposit listing services, continued runoff in the loan portfolio including loan payoffs and loan amortization net of charge-offs and migration into other real estate owned of approximately $180 million, receipt of $26 million of federal tax refunds, and an increase in public customers in the FDIC Transaction Account Guarantee (“TAG”) program which results in the release of pledged investment securities. The increases were offset by a decline in traditional deposits of $28 million for the year including a decrease of $53 million in the second quarter, and maturities of $109 million in brokered deposits, including CDARS reciprocal, during the first six months of the year. Traditional deposits do not include CDARS reciprocal, brokered, or out-of-market certificates of deposit generated through deposit listing services.

At June 30, 2010, the Bank’s available sources of liquidity of approximately $544 million consists of investable cash and several other liquidity sources. The investable cash of $140 million consists of interest-bearing deposits with other banks primarily at the Federal Reserve Bank. The Bank’s other liquidity sources include approximately $260 million of unpledged investments, two borrowing lines for a total capacity of approximately $136 million, fully collateralized by investment securities and commercial loans, and $8 million of redeemable bank owned life insurance policies.

The Bank currently has $60 million in brokered deposits including CDARS reciprocal which will mature in 2010 of which $57 million mature in the next 90 days. The Bank has maintained significant levels in overnight investments, which combined with normal expected repayments of loans outstanding, should provide adequate cash liquidity required to redeem these brokered deposits at maturity.

Due to the level of cash accumulated in the first half of 2010, management elected to repay $140 million in FHLB borrowings during the second quarter of 2010, which decreased the Bank’s exposure to the FHLB by approximately 28%. In addition, on July 2, 2010, the Bank paid down an additional $40 million in FHLB borrowings which decreased its exposure by another 8%, or 36% for the year.

In addition, the Bank is a participating institution in the TAG program for which the FDIC approved a Final Rule extending the expiration of the program to December 31, 2010. The TAG program provides the Bank’s deposit customers in non-interest bearing and interest-bearing NOW accounts paying fifty basis points or less (twenty-five basis points or less beginning July 1) full FDIC insurance for an unlimited amount. On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act.”) The Dodd-Frank Act permanently raises the current standard maximum deposit insurance amount to $250,000. In addition, Section 343 of the Dodd-Frank Act provides full deposit insurance for non-interest bearing transaction accounts for two years starting December 31, 2010. The insurance is unlimited for covered accounts (separate from the $250,000 standard insurance amount) and all insured depository institutions must participate. Only true non-interest bearing accounts are covered.

The assets of the holding company consist primarily of the investment in the Bank and a money market savings account held in the Bank. The primary sources of the holding company’s cash revenues are dividends from the Bank along with interest received from the money market account. The Bank is currently precluded from paying dividends pursuant to the Regulator Agreement. At June 30, 2010, the holding company had cash of approximately $837,000 and has no immediate significant cash flow needs or significant obligations that are due in the next twelve months.

Management currently anticipates that the Company’s cash and cash equivalents, expected cash flows from operations, and borrowing capacity will be sufficient to meet its anticipated cash requirements for working capital, loan originations, capital expenditures, and other obligations for at least the next twelve months.

2. New Accounting Standards

In July 2010, the FASB issued Accounting Standards Update No. 2010-20. This update provides amendments to Topic 310 “Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The update will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures. Companies will be required to provide more information about the credit quality of their financing receivables in their disclosures, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. The amendments in the update apply to all public and nonpublic entities with financing receivables. Financing receivables include loans and trade accounts receivable. Short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. Management does not expect this update to have a material impact on the Company’s consolidated financial statements.

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

The following is a reconciliation of the numerators and denominators of basic and diluted loss per share for the three and six months ended June 30:

	Three Months Ended June 30,
	2010			2009
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except share and per share amounts)
Basic EPS:
Net loss	$(51,800)	20,824,030	$(2.49)	$(6,226)	20,608,912	$(0.30)

Effect of dilutive securities
Options	—	—		—	—

Diluted EPS:
Net loss	$(51,800)	20,824,020	$(2.49)	$(6,226)	20,608,912	$(0.30)

Due to the net loss for the three-month periods ended June 30, 2010 and 2009, approximately 801,611 and 1,542,653 weighted-average stock options outstanding, respectively, were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been antidilutive.

	Six Months Ended June 30,
	2010			2009
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except share and per share amounts)
Basic EPS:
Net loss	$(77,463)	20,796,090	$(3.72)	$(30,599)	20,539,050	$(1.49)

Effect of dilutive securities
Options	—	—		—	—

Diluted EPS:
Net loss	$(77,463)	20,796,090	$(3.72)	$(30,599)	20,539,050	$(1.49)

Due to the net loss for the six-month periods ended June 30, 2010 and 2009, approximately 928,020 and 1,549,461 and weighted-average stock options outstanding, respectively, were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been antidilutive.

4. Investment Securities

Following is a summary of amortized cost and approximate market value of investment securities:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
	(Dollars in thousands)
As of June 30, 2010
Obligations of the U.S. government agencies—Available for sale	$5,564	$141	$—	$5,705
Mortgage-backed securities (residential):
Pass-through certificates—Available for sale	94,164	2,148	—	96,312
Collateralized mortgage obligations—Available for sale	476,867	7,627	905	483,589
Obligations of states and political subdivisions—Available for sale	62,754	1,104	1,164	62,694
Federal Home Loan Bank stock	23,146	—	—	23,146
Federal Reserve Bank stock	3,972	—	—	3,972
Bankers’ Bank of the West stock	135	—	—	135

Total	$666,602	$11,020	$2,069	$675,553

As of December 31, 2009
Obligations of U.S. government agencies—Available for sale	$5,571	$—	$116	$5,455
Mortgage-backed securities (residential):
Pass-through certificates:
Available for sale	98,007	594	177	98,424
Held to maturity	21,804	693	—	22,497
Collateralized mortgage obligations:
Available for sale	315,668	1,452	2,021	315,099
Held to maturity	2,348	—	703	1,645
Obligations of states and political subdivisions:
Available for sale	53,491	1,456	345	54,602
Held to maturity	34,303	136	1,000	33,439
Federal Home Loan Bank stock	23,103	—	—	23,103
Federal Reserve Bank stock	6,851	—	—	6,851
Bankers’ Bank of the West stock	135	—	—	135

Total	$561,281	$4,331	$4,362	$561,250

The amortized cost and estimated market value of investment securities at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Within one year:
Available for sale	$1,125	$1,126
One through five years:
Available for sale	11,704	12,062
Five through ten years:
Available for sale	15,793	16,342
After ten years:
Available for sale	39,696	38,869
Mortgage-backed securities (residential)(a)	94,164	96,312
Collateralized mortgage obligations(a)	476,867	483,589
Federal Home Loan Bank stock	23,146	23,146
Federal Reserve Bank stock	3,972	3,972
Bankers’ Bank of the West stock	135	135

Total	$666,602	$675,553

(a)	Substantially all of the Company’s residential mortgage-backed securities are due in 10 years or more based on contractual maturity. The estimated weighted average life, which reflects anticipated future prepayments, is approximately 3.5 years for pass-through certificates and 2.4 years for collateralized mortgage obligations.

Marketable securities available for sale with a fair value of approximately $367.6 million were pledged to collateralize deposits as required by law and for other purposes including collateral for securities sold under agreements to repurchase, FHLB borrowings, and federal funds lines at June 30, 2010.

Proceeds from sales of investments in debt securities for the six months ended June 30, 2010 were $117.0 million. Gross losses realized were zero for the six months ended June 30, 2010. Gross gains realized were approximately $2.7 million for the six months ended June 30, 2010. The Company calculates gain or loss on sale of securities based on the specific identification method.

The unrealized losses on investment securities are caused by fluctuations in market interest rates. The majority of the gross unrealized losses as of June 30, 2010 have been in an unrealized loss position for less than 12 months as summarized in the table below. We have approximately 32 investment positions that are in an unrealized loss position. The underlying cash obligations of Ginnie Mae securities are guaranteed by the U.S. government. The securities are purchased by the Company for their economic value. Because the decrease in fair value is primarily due to market interest rates, projected cash flows are expected to be in excess of amortized cost, and because the Company has the intent and ability to hold these investments until a market price recovery, or maturity of the securities, the Company has concluded that the investments are not considered other-than-temporarily impaired.

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

	Less than twelve months		Greater than twelve months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2010	(Dollars in thousands)
Obligations of the U.S. government agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities (residential)	—	—	—	—	—	—
Collateralized mortgage obligations	50,159	495	6,349	410	56,508	905
Obligations of states and political subdivisions	4,000	1,000	3,763	164	7,763	1,164

Total	$54,159	$1,495	$10,112	$574	$64,271	$2,069

As of December 31, 2009
Obligations of the U.S. government agencies	$5,455	$116	$—	$—	$5,455	$116
Mortgage-backed securities (residential)	39,876	177	—	—	39,876	177
Collateralized mortgage obligations	133,012	1,744	6,265	980	139,277	2,724
Obligations of states and political subdivisions	5,680	1,045	4,350	300	10,030	1,345

Total	$184,023	$3,082	$10,615	$1,280	$194,638	$4,362

5. Loans and Allowance for Loan Losses

Following is a summary of loans and non-performing loans by major categories:

	Loans		Non-Performing Loans
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Commercial	$233,683	$259,353	$21,327	$13,037
Consumer and other	23,632	28,202	2,373	5,893
Real estate – commercial	851,915	883,598	75,599	70,065
Real estate – one to four family	169,616	187,085	18,593	22,497
Real estate – construction	471,079	645,280	150,949	146,197

Loans held for investment	1,749,925	2,003,518	268,841	257,689
Mortgage loans held for sale	12,436	14,172	—	—

Total loans	$1,762,361	$2,017,690	$268,841	$257,689

The Company’s loans are currently concentrated in New Mexico, Colorado, Utah, and Arizona. The loan portfolio is heavily concentrated in real estate at approximately 85%. Similarly, the Company’s potential problem loans are concentrated in real estate loans, specifically the real estate construction category. These real estate construction loans are considered to be the loans with the highest risk of loss. Real estate construction loans comprise approximately 27% of the total loans of the Company. Of the $471 million of real estate construction loans, approximately 33% are related to residential construction and approximately 67% are for commercial purposes or vacant land. Approximately 61% of our real estate construction loans are in New Mexico, approximately 18% are in Colorado, approximately 17% are in Utah and approximately 4% are in Arizona.

The following is a summary of the real estate construction loans by type:

	Construction Loans June 30, 2010
	(Dollars in thousands)
	Total	% of Total	$ Non-Performing	% Non-Performing	$ Delinquent	% Delinquent	YTD Charge Offs Net of Recoveries
1-4 family vertical construction	$29,711	6%	$19,879	66.9%	$1,399	4.7%	$6,713
1-4 family lots and lot development	128,689	27	56,400	43.8	1,521	1.2	16,188
Commercial owner occupied	14,831	3	2,342	15.8	—	—	—
Commercial non-owner occupied (land development and vertical construction)	139,360	30	43,220	31.0	6,355	4.6	17,447
Vacant land	158,488	34	29,108	18.4	10,781	6.8	10,035

Total	$471,079	100%	$150,949	32.0%	$20,056	4.3%	$50,383

	Construction Loans December 31, 2009
	(Dollars in thousands)
	Total	% of Total	$ Non-Performing	% Non-Performing	$ Delinquent	% Delinquent	YTD Charge Offs Net of Recoveries
1-4 family vertical construction	$63,464	10%	$24,098	38.0%	$11,548	18.2%	$16,185
1-4 family lots and lot development	180,749	28	61,169	33.8	7,534	4.2	31,189
Commercial owner occupied	18,535	3	2,117	11.4	—	—	13
Commercial non-owner occupied (land development and vertical construction)	217,879	33	34,117	15.7	16,238	7.5	13,125
Vacant land	164,653	26	24,696	15.0	1,861	1.1	19,301

Total	$645,280	100%	$146,197	22.7%	$37,181	5.8%	$79,813

The increase in non-performing loans relates to various small-to medium-sized loans. At June 30, 2010, the non-performing loans included approximately 360 borrower relationships. The largest borrower relationships are loans for acquisition and development of residential lots. The 29 largest, with balances ranging from $2.7 million to $17.7 million, comprise $153.7 million, or 57%, of the total non-performing loans and have balances of $55.1 million in New Mexico, $7.9 million in Arizona, $42.6 million in Colorado, and $48.1 million in Utah. The $153.7 million is net of partial charge-offs of $36.8 million, the majority of which occurred in 2009. The allowance for loan losses on these loans totaled $9.1 million at June 30, 2010. These 29 loans are collateralized by partially developed lots, developed lots and vertical construction. No other non-performing borrower relationship is greater than 1% of the total non-performing loans.

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

The following summarizes impaired loans, which include troubled debt restructurings (“TDR’s”) at June 30, 2010 and December 31, 2009.

(Dollars in thousands)	June 30, 2010	December 31, 2009
TDR’s – non-performing loans	$50,133	$—
TDR’s – performing loans	10,961	—

Total TDR’s	61,094	—
Non TDR’s – non-performing loans	218,708	257,689

Total impaired loans	$279,802	$257,689

A TDR is a formal restructuring of a loan where the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including a reduction in the stated interest rate, reduction in the loan balance or accrued interest, and extension of the maturity date. TDR’s can involve loans remaining on non-accrual, moving to non-accrual, or continuing on accruing status, depending on the individual facts and circumstances of the borrower. Generally, a non-accrual loan that is restructured remains on non-accrual for a period of six months to demonstrate the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains classified as a non-accrual loan. TDR’s are evaluated in accordance with ASC Topic 310-10-40, “Troubled Debt Restructurings by Creditors.” At June 30, 2010 there were commitments to advance funds on TDR’s of approximately $430,000.

The allowance recorded on total impaired loans in accordance with ASC Section 310-10-35, “Subsequent Measurement” of ASC Topic 310, “Receivables” was approximately $25.8 million and $24.5 million at June 30, 2010 and December 31, 2009, respectively.

We utilize external appraisals to determine the fair value of the collateral for all real estate related loans. Appraisals are obtained upon origination of real estate loans. Updated real estate appraisals are generally obtained at the time a loan is classified as a non-performing asset and determined to be impaired, unless a current appraisal is already on file. New appraisals for impaired loans are obtained annually thereafter or sooner if circumstances indicate that a significant change in value has occurred. Due to the potential for real estate values to change rapidly, appraised values for real estate are discounted to account for deteriorating real estate markets. These discounts consider economic differences that exist in the various markets we serve as well as differences experienced by type of loan and collateral and typically range from 0% to 30% depending on the circumstances surrounding each individual loan. A larger discount may be applied to stale dated appraisals where a current appraisal has been ordered but not yet received. For loans secured by other types of assets such as inventory, equipment, and receivables, the values are typically established based on current financial information of the borrower after applying discounts, usually 50% to 100% for stale dated financial information; however, only 8% of our non-performing loans as of June 30, 2010 are secured by collateral other than real estate.

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

The following is a summary of changes to the allowance for loan losses.

	Six months ended June 30, 2010	Year ended December 31, 2009	Six months ended June 30, 2009
	(Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
Balance beginning of period	$129,222	$79,707	$79,707
Allowance related to loans sold	—	(7,747)	(7,827)
Provision charged to operations	69,200	162,600	64,400
Loans charged-off	(76,398)	(107,506)	(28,660)
Recoveries	1,355	2,168	1,475

Balance end of period	$123,379	$129,222	$109,095

The allowance for loan losses was 7.05%, 6.45% and 4.89% of total loans held for investment at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.

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

Securities available for sale – Securities available for sale are recorded at fair value on a recurring basis. For the majority of securities, the Company obtains fair value measurements from Interactive Data Corporation (“IDC”), an independent pricing service. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are based on pricing models that vary by asset class and incorporate available trade, bid, and other market information. Because many fixed income securities do not trade on a daily basis, the pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Models are used to assess interest rate impact and develop prepayment scenarios. Relevant credit information, perceived market movements, and sector news are integrated into the pricing applications and models. Securities that are priced using these types of inputs are classified within Level 2 of the valuation hierarchy. Pricing as received from IDC is reviewed for reasonableness each quarter. In addition, the Company obtains pricing on select securities from Bloomberg and compares this pricing to the pricing obtained from IDC. No significant differences have been found. The Company has five securities consisting of municipal bonds that are classified within level 3 of the valuation hierarchy. These five bonds have a par value of $29.0 million, weighted average coupon of 6.68%, and remaining weighted average lives of 19.67 years. The estimated fair value of these securities totaling $28.0 million is calculated by discounting scheduled or anticipated cash flows through maturity using current rates at which similar bonds would be entered into based on current market conditions, equivalent estimated average lives, and additional credit risk premiums to incorporate associated credit risk.

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

Impaired loans – Impaired loans are reported at the present value of the estimated cash flow of expected repayments discounted using the loan’s contractual interest rate or at the fair value of the underlying collateral less estimated selling costs when it is determined that the source of repayment is dependent on the underlying collateral. External appraisals are used to determine the fair value of the collateral for all real estate related loans. Appraisals are obtained upon origination of real estate loans. Updated real estate appraisals are generally obtained at the time a loan is classified as a non-performing asset and determined to be impaired, unless a current appraisal is already on file. New appraisals for impaired loans are obtained annually thereafter or sooner if circumstances indicate that a significant change in value has occurred. Due to the potential for real estate values to change rapidly, appraised values for real estate are discounted to account for deteriorating real estate markets. These discounts consider economic differences that exist in the various markets we serve as well as differences experienced by type of loan and collateral and typically range from 0% to 30% depending on the circumstances surrounding each individual loan. A larger discount may be applied to stale dated appraisals where a current appraisal has been ordered but not yet received. For loans secured by other types of assets such as inventory, equipment, and receivables, the values are typically established based on current financial information of the borrower after applying discounts, usually 50% to 100% for stale dated financial information; however only 8% of our non-performing loans as of June 30, 2010 are secured by collateral other than real estate. Appraisals with discounts up to 10% are considered Level 2 inputs. Appraisals with discounts greater than 10% and the internally developed estimates, including discounted estimated cash flows of expected repayments are considered Level 3 inputs.

Loans held for sale – These loans are reported at the lower of cost or fair value, less costs to sell. Fair value is determined based on expected proceeds based on sales contracts and commitments. At June 30, 2010 and December 31, 2009, all of the Company’s loans held for sale are carried at cost, as generally, cost is less than the price at which the Company commits to sell the loan to the permanent investor.

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

Deposits – The estimated fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market deposits, approximates the amounts payable on demand at June 30, 2010 and December 31, 2009. The fair value of fixed maturity certificates of deposit is estimated by discounting the future contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

Securities sold under agreements to repurchase and federal funds purchased – The carrying value of securities sold under agreements to repurchase and federal funds purchased, which reset frequently to market interest rates, approximates fair value.

FHLB advances and other – Fair values for FHLB advances and other are estimated based on the current rates offered for similar borrowing arrangements at June 30, 2010.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial Assets	Balance as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Securities available for sale:

Obligations of U.S. government agencies:	$5,705	$—	$5,705	$—
Mortgage-backed securities (residential):
FHLMC	738	—	738	—
FNMA	151	—	151	—
GNMA	572,663	—	572,663	—
Other	6,349	—	6,349	—
Obligations of states and political subdivisions	62,694	—	34,733	27,961

Total securities available for sale	$648,300	$—	$620,339	$27,961

(Dollars in thousands)	Balance 12/31/2009	Total net gains (losses) included in net Income	Total net gains (losses) included in other comprehensive income	Purchases, sales, issuances and settlements, net	Net transfers into and/or out of Level 3	Balance 06/30/2010	Net unrealized gains (losses) included in net income related to assets and liabilities held at period end
Securities available for sale:
Obligations of states and political subdivisions (a) (b)	$—	$—	$(1,000)	$(439)	$28,961	$27,961	$—

Total securities available for sale	$—	$—	$(1,000)	$(439)	$28,961	$27,961	$—

(a)	Classified as Level 3 securities in 2010 due to the reclassification from the held to maturity portfolio to the available for sale portfolio where assets are measured at fair value on a recurring basis.
(b)	The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer.

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

	Carrying value at June 30, 2010				Period ended June 30, 2010
	(Dollars in thousands)
	Total	Level 1	Level 2	Level 3	Total Losses
Impaired loans including accruing TDR’s	$279,802	$—	$171,383	$108,419	$76,398	(1)

Other real estate owned(2)	50,769	—	38,467	12,302	10,683	(3)

					$87,081

(1)	Total losses on impaired loans represents the sum of charge offs, net of recoveries, of $75.0 million, plus the increase in specific reserves of $1.4 million for the six month period ended June 30, 2010.
(2)	Represents the fair value of other real estate owned that is measured at fair value less costs to sell.
(3)	Represents write-downs during the period of other real estate owned subsequent to the initial classification as a foreclosed asset.

The table below is a summary of fair value estimates as of June 30, 2010, and December 31, 2009, for financial instruments. This table excludes financial instruments that are recorded at fair value on a recurring basis.

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$192,590	$192,590	$145,945	$145,945
Marketable securities held to maturity	—	—	58,455	57,581
Federal Home Loan Bank, Federal Reserve Bank, and Bankers’ Bank of the West stock	27,253	27,253	30,089	30,089
Loans, net	1,638,982	1,663,196	1,888,468	1,902,352
Accrued interest receivable	7,729	7,729	8,106	8,106
Cash surrender value of bank-owned life insurance	11,221	11,221	11,001	11,001
Financial liabilities:
Deposits	2,133,083	2,138,047	2,034,328	2,041,898
Securities sold under agreements to repurchase	36,320	36,320	40,646	40,646
FHLB advances	355,716	361,262	497,046	502,792
Junior subordinated debentures	98,246	98,246	98,319	98,319

7. Guarantees and Commitments

In the normal course of business, various commitments and contingent liabilities are outstanding, such as standby letters of credit and commitments to extend credit. These financial instruments with off-balance sheet risk are not reflected in the consolidated financial statements.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit amounting to $118.9 million were outstanding at June 30, 2010.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Standby letters of credit amounting to $15.5 million were outstanding at June 30, 2010.

The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

8. Income Taxes

Income tax expense of $751,000 for the three and six months ended June 30, 2010, was primarily due to the impact of finalizing the 2009 tax return during the second quarter of 2010. There was no income tax expense (benefit) for the three months ended June 30, 2009 as the net operating loss and other net deferred tax assets were fully offset by a deferred tax asset valuation allowance. ASC Topic 740, “Income Taxes” requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if based on the available evidence, it is more likely than not that such assets will be not be realized. The valuation allowance at June 30, 2010, December 31, 2009, and June 30, 2009 was $65.1 million, $61.7 million and $41.3 million, respectively.

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

All statements, other than statements of historical fact, included in this Form 10-Q that relate to performance, development or activities that we expect or anticipate will or may happen in the future, are forward looking statements. The discussions regarding our growth strategy, expansion of operations in our markets, inability to reach terms acceptable to potential investors, acquisitions, dispositions, competition, loan and deposit growth or decline, timing of new branch openings, attempts to raise capital at the Bank and/or holding company level, capital expectations, and response to consolidation in the banking industry include forward-looking statements. Other forward-looking statements may be identified by the use of forward-looking words such as “believe,” “expect,” “may,” “might,” “will,” “should,” “seek,” “could,” “approximately,” “intend,” “plan,” “estimate,” or “anticipate” or the negative of those words or other similar expressions.

Forward-looking statements involve inherent risks and uncertainties and are based on numerous assumptions. They are not guarantees of future performance. A number of important factors could cause actual results to differ materially from those in the forward-looking statement. Some factors include changes in interest rates, local business conditions, government regulations, actions by regulators, lack of available credit, lack of confidence in the financial markets, loss of key personnel or inability to hire suitable personnel, faster or slower than anticipated growth, economic conditions, our competitors’ responses to our marketing strategy or new competitive conditions, and competition in the geographic and business areas in which we conduct our operations. Forward-looking statements contained herein are made only as of the date made, and we do not undertake any obligation to update them to reflect events or circumstances after the date of this report to reflect the occurrence of unanticipated events.

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

Risk Factors

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm in their audit report for the period ended December 31, 2009 has expressed substantial doubt about our ability to continue as a going concern, noting in its report that our Regulator Agreement (discussed below), among other things restricts certain operations and requires us to maintain sufficient capital and to submit a capital plan. Our independent registered public accounting firm also notes that further decline in our capital ratios or failure to increase capital could expose us to additional restrictions and regulatory actions, including being placed into a receivership or conservatorship administered by the Federal Deposit Insurance Corporation, or FDIC. Our audited financial statements do not include any adjustments that might result from the outcome of these uncertainties. If we cannot continue as a going concern, our shareholders will lose some or all of their investment in the Company.

Management has determined that significant additional sources of capital will likely be required for the Company to continue operating through 2010 and beyond. Although management does not believe that the Company currently has the ability to raise new capital through a public offering, management continues to work with the Company’s investment bankers to evaluate alternative capital strengthening strategies, and are currently working on the possibility of a transaction with one or more private equity groups to inject capital into the Bank. During the second quarter of 2010 the Company initiated a repurchase offer for all of the outstanding trust preferred securities issued by the holding company at a significant discount to par value as part of a plan to raise capital. The repurchase of substantially all of the trust preferred securities was considered to be a key element toward successfully recapitalizing the Company. The trust preferred security holders did not accept the offers, and the offers expired in early July and were not extended. Consequently, the Bank may seek to raise capital independently from the Company to return to a well capitalized level. Any such transaction is expected to result in a dilution in the Company’s ownership of the Bank to a level that is likely to be below five percent. There can be no assurance that the Company will be successful in raising capital at the holding company or at the Bank.

We operate in a highly regulated environment; changes in federal and state laws and regulations and accounting principles may adversely affect us.

We are a bank holding company. Bank holding companies and their subsidiaries operate in a highly regulated environment, subject to extensive supervision and examination by federal and state bank regulatory agencies. We are subject to changes in federal and state law, as well as changes in regulation and governmental policies, income tax law, and accounting principles. The significant federal and state banking regulations that affect us are described in our Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission under the heading “Business—Supervision and Regulation.” Also see “Risk Factors—Dodd-Frank Wall Street Reform and Consumer Protection Act” below. Recent events have resulted in legislators, regulators and authoritative bodies, such as the Financial Accounting Standards Board, the Securities and Exchange Commission, or SEC, the Public Company Accounting Oversight Board and various taxing authorities responding by adopting and/or proposing substantive revisions to laws, regulations, rules, standards, policies and interpretations. Further, federal monetary policy as implemented through the Board of Governors of the Federal Reserve System, or Federal Reserve, can significantly affect credit conditions in our markets. If new legislation, regulations, or accounting principles are enacted or adopted, our business, financial condition, results of operations and prospects may be adversely affected.

In particular, we are subject to the Bank Holding Company Act of 1956, as amended, and to regulation and supervision by the Federal Reserve Board. First Community Bank, as a state member bank of the Federal Reserve System, is subject to regulation and supervision by the Federal Reserve Board and the New Mexico Financial Institutions Division of the Regulation and Licensing Department and, because its deposits are insured, by the FDIC. Our operations in Arizona may also be subject to regulation and supervision by the Arizona State Banking Department. Regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of the regulators’ supervisory and enforcement duties. If regulators exercise these powers, our business, financial condition, results of operations and prospects may be adversely affected.

The Federal Reserve Board has a policy, now codified through the Dodd-Frank Wall Street Reform and Consumer Protection Act, stating that a bank holding company is expected to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support the subsidiary bank. Under this doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices if it fails to commit resources to such a subsidiary bank. A capital injection may be required at times when the holding company may be required to borrow the funds or otherwise obtain the funds from external sources. If we are required to make such a capital injection, we may need to seek capital in order to do so. As noted above, although management does not believe that the Company currently has the ability to raise new capital through a public offering, management continues to work with the Company’s investment bankers to evaluate alternative capital strengthening strategies, and is currently working on the possibility of a transaction with one or more private equity groups to inject capital into the Bank. During the second quarter of 2010, the Company initiated a repurchase offer for all of the outstanding trust preferred securities issued by the holding company at a significant discount to par value as part of a plan to raise capital. The repurchase of substantially all of the trust preferred securities was considered to be a key element toward successfully recapitalizing the Company. The trust preferred security holders did not accept the offers and the offers expired in early July and were not extended. Consequently, the Bank may seek to raise capital independently from the Company to return to a well capitalized level. Any such transaction is expected to result in a dilution in the Company’s ownership of the Bank to a level that is likely to be below five percent. There can be no assurance that the Company will be successful in raising capital at the holding company or at the Bank.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act will have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council (the “Council”), Federal Reserve, the Office of the Comptroller of the Currency (“OCC”), and the FDIC.

The following items provide a brief description of the relevant provisions of the Dodd-Frank Act and their potential impact on the operations and activities, both currently and prospectively, of the Company and the Bank.

–	Increased Capital Standards and Enhanced Supervision. Under the Dodd-Frank Act, the federal banking agencies are broadly required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. Compliance with heightened capital standards may reduce our ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations. The Dodd-Frank Act also generally increases regulatory oversight, supervision and examination, and reporting obligations of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency. Compliance with new regulatory requirements and expanded examination processes could increase our cost of operations.

–

Imposition of Restrictions on Activities. Although subject to various phase-in periods, the Dodd-Frank Act will impose a variety of restrictions and prohibitions on the activities of the Company and the Bank, including certain activities the Company is currently authorized to conduct. In particular, the Dodd-Frank Act requires that certain swaps and derivatives activities be “pushed out” of insured depository institutions and conducted in non-bank affiliates, significantly restricts the ability of a member of a depository institution holding company group to invest in or sponsor certain private funds, and broadly restricts such entities from engaging in “proprietary trading,” subject to limited exemptions. The precise details of these restrictions remain to be developed through implementing regulations. To the extent that these new restrictions require that we implement changes to our current business, compliance with any such new regulations would be expected to remove a previously available source of revenue and increase our cost of operations.

–	Expanded FDIC Resolution Authority. While insured depository institutions have long been subject to the FDIC’s resolution regime, the Dodd-Frank Act creates a new mechanism for the FDIC to conduct the orderly liquidation of certain “covered financial companies,” including bank holding companies and systemically significant non-bank financial companies. Upon certain findings being made, the FDIC may be appointed receiver for a covered financial company, and would be tasked to conduct an orderly liquidation of the entity. The FDIC liquidation process is modeled on the existing Federal Deposit Insurance Act bank resolution regime, and generally gives the FDIC more discretion than in the traditional bankruptcy context.

–	Trust Preferred Securities. Under the Dodd-Frank Act, bank holding companies are prohibited from including in their Tier 1 regulatory capital certain hybrid debt and equity securities issued on or after May 19, 2010. Among the hybrid debt and equity securities included in this prohibition are trust preferred securities, which the Company has used in the past as a tool for raising additional Tier 1 capital and otherwise improving its regulatory capital ratios. Although the Company is permitted to continue to include our existing trust preferred securities as Tier 1 capital, the prohibition on the use of these securities as Tier 1 capital going forward may limit the Company’s ability to raise capital in the future.

–	The Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent Consumer Financial Protection Bureau (the “Bureau”), within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against certain state-chartered institutions. Compliance with any such new regulations would increase our cost of operations and, in addition, could limit our ability to expand into new products and services falling within the jurisdiction of the Bureau.

–	Deposit Insurance. The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. The Dodd-Frank Act also extends until January 1, 2013, federal deposit coverage for the full net amount held by depositors in non-interest-bearing transaction accounts. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. This may shift the burden of deposit insurance premiums toward those depository institutions that rely on funding sources other than U.S. deposits. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions could impact the FDIC deposit insurance premiums paid by our insured bank subsidiary. The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits, which could raise our cost of funds.

–	Mortgage Loan Origination and Risk Retention. The Dodd-Frank Act contains additional regulatory requirements that may affect our operations and result in increased compliance costs. For example, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks, in an effort to require steps to verify a borrower’s ability to repay. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgage and other asset-backed securities that the securitizer issues. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

–	Transactions with Affiliates. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. The ability of the Federal Reserve to grant exemptions from these restrictions is also narrowed by the Dodd-Frank Act, including a requirement that the Federal Reserve coordinate with the FDIC in considering whether to grant an exemption to state member banks, such as the Bank.

–	Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to a depository institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

–	Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Federal banking law currently limits a national bank’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions. It also eventually will prohibit state-chartered banks (such as the Bank) from engaging in derivative transactions unless the state lending limit laws take into account credit exposure to such transactions.

–	Corporate Governance. The Dodd-Frank Act addresses many investor protection, corporate governance, and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials.

Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

Non-compliance with our Regulator Agreement may adversely affect our operations.

As a result of a safety and soundness examination of the Company and our subsidiary First Community Bank, which was conducted jointly by the Federal Reserve and the New Mexico Financial Institutions Division, we entered into an agreement on July 2, 2009 (the “Regulator Agreement”). Under the terms of the Regulator Agreement, we agreed, among other things, to engage an independent consultant acceptable to the regulators to assess the Bank’s management and staffing needs, assess the qualifications and performance of all officers of the Bank, and assess the current structure and composition of the Bank’s board of directors and its committees. In addition, within 60 days of the Regulator Agreement, the Company and/or the Bank was required to submit a written plan to strengthen lending and credit risk management practices and improve the Bank’s position regarding past due loans, problem loans, classified loans, and other real estate owned; maintain sufficient capital at the Bank, holding company and the consolidated level; improve the Bank’s earnings and overall condition; and improve management of the Bank’s liquidity position, funds management process, and interest rate risk management. The Company and/or the Bank have also agreed to maintain an adequate allowance for loan and lease losses; charge-off or collect assets classified as “loss” in the Report of Examination that have not been previously collected or charged off; not to pay any dividends; not to distribute any interest, principal or other sums on trust preferred securities; not to issue, increase or guarantee any debt; not to purchase or redeem any shares of the Company’s stock; and not to accept any new brokered deposits, even if the Bank is considered well capitalized. There can be no assurance that the Company’s and/or the Bank’s plans or level of capital will be deemed sufficient by the Regulators. We continue to work closely with the Regulators regarding the Regulator Agreement and believe that the Company and the Bank are in substantial compliance with the Regulator Agreement, except for the requirement to submit an acceptable capital plan. Capital plans for the Company and the Bank were submitted timely, but were not accepted by the regulators due to uncertainty of our ability to execute the plans. We are continuing to work toward full compliance with the requirements of the Regulator Agreement. However, there can be no assurance that the Company and/or the Bank will be able to comply fully with the provisions of the Regulator Agreement, or that efforts to comply with the Regulator Agreement will not have adverse effects on the Company’s ability to continue as a going concern. In addition, compliance with the terms of the Regulator Agreement may be expensive, and may take a significant amount of time of our management. However, if we fail to comply with the terms of the Regulator Agreement, we may be subject to further regulations.

The Bank is currently subject to restrictions on its activities and on payments to its senior executive officers as a result of being “significantly undercapitalized,” and could become subject to further restrictions.

During the second quarter, the Company’s financial condition continued to deteriorate and at June 30, 2010, the Bank’s regulatory capital status fell to “significantly undercapitalized.” The Bank’s capital ratios are as follows: total risk-based capital ratio of 5.13 percent, a Tier 1 risk-based capital ratio of 3.80 percent, and a leverage ratio of 2.40 percent. In order to be “adequately capitalized” under regulatory capital guidelines, the Bank generally must have a total risk-based capital ratio of 8.0 percent or greater, a Tier 1 risk-based capital ratio of 4.0 percent or greater, and a leverage ratio of 4.0 percent or greater. The total risk-based capital ratio and the leverage ratio are below the minimum level for undercapitalized state member banks and the Bank is now deemed to be “significantly undercapitalized.”

Given its “significantly undercapitalized” status, the Bank anticipates that it will be subject to further prompt corrective action (“PCA”) measures by the Federal Reserve or FDIC in addition to its current restrictions and the capital restoration plan described above. The regulatory provisions under which the regulatory authorities act are intended to protect depositors, the deposit insurance fund and the banking system and are not intended to protect shareholders or other investors in other securities in a bank or its holding company. Depending upon the level of capital, the Federal Reserve and/or the FDIC can institute other corrective measures to require additional capital and have broad enforcement powers to impose additional restrictions on operations, substantial fines and other penalties for violation of laws and regulations. In particular, the regulatory authorities could restrict the Bank’s activities including enhanced restrictions on transactions with affiliates, and general restrictions on the activities of the Bank, and further restrictions on the interest rates that can be paid on deposits, making it difficult to remain competitive.

In addition to the restrictions generally applicable to the Company and the Bank, in connection with the Bank’s current capital position the Bank may not (i) pay any bonus to any senior executive officer, or (ii) provide compensation to any senior executive officer at a rate exceeding that officer’s average rate of compensation (excluding bonuses, stock options, and profit-sharing) during the twelve calendar months preceding the calendar month in which the Bank became undercapitalized, without the prior written approval of the Federal Reserve. The Regulator Agreement also contains restrictions on severance payments and indemnification payments to institution affiliated parties. These restrictions could potentially impact the ability of the Bank to retain key persons.

If the Bank is unable to improve its capital position in the near term, the Bank is likely to become subject to significant additional regulatory restrictions as a result of being “critically undercapitalized.”

As a result of the substantial erosion of the Bank’s capital position and the continued deterioration of the Bank’s loan portfolio, it is possible that the Bank will drop to “critically undercapitalized” status for purposes of the PCA guidelines by the end of the third quarter if the Bank is unable to raise additional capital, enter into a strategic merger, sell a significant amount of assets, or some combination thereof. An institution is deemed to be “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2.0 percent.

Under the PCA provisions of the FDI Act, depository institutions that are “critically undercapitalized” must be placed into conservatorship or receivership within 90 days of becoming critically undercapitalized, unless the institution’s primary federal regulatory authority (the Federal Reserve, in the case of the Bank) determines, with the concurrence of the FDIC, and documents that “other action” would better achieve the purposes of the PCA provisions. If the institution remains critically undercapitalized on average during the calendar quarter beginning 270 days after it became critically undercapitalized, the FDI Act requires the appointment of a receiver unless the Federal Reserve, with the concurrence of the FDIC, determines that, among other things, the institution has positive net worth and the Federal Reserve and the FDIC both certify that the institution is viable and not expected to fail. In addition to the restrictions on its operations to which it was already subject (as described above with respect to its current status as “significantly undercapitalized”), the Bank, as a result of its “critically undercapitalized” status, would be prohibited from doing any of the following without the prior written approval of the FDIC: entering into material transactions outside the usual course of business; extending credit for highly leveraged transactions; amending the Bank’s charter or bylaws; making a change to accounting methods; engaging in any “covered transaction” (as defined in Section 23A of the Federal Reserve Act) with an affiliate; paying excessive compensation or bonuses; paying interest on new or renewed liabilities at a rate that would increase the Bank’s weighted average cost of funds to a level significantly exceeding the prevailing rates on interest on deposits in the Bank’s normal market areas; and making any principal or interest payment on subordinated debt beginning 60 days after becoming critically undercapitalized.

In addition, the FDIC may place further restrictions on the Bank’s activities, similar to those authorized for the FDIC in the case of “significantly undercapitalized” institutions. These additional requirements and restrictions may include, among others, a requirement for a sale of Bank shares or obligations of the Bank sufficient to return the Bank to adequately capitalized status; if grounds exist for the appointment of a receiver or conservator for the Bank, a requirement that the Bank be acquired or merged with another institution; requiring the Bank to reduce its total assets; ordering a new election of Bank directors; requiring the Bank to dismiss any senior executive officer or director who held office for more than 180 days before the Bank became undercapitalized; requiring the Bank to employ “qualified” senior executive officers; requiring the Company to divest the Bank if the regulators determine that the divestiture would improve the Bank’s financial condition and future prospects; and requiring the Bank to take any other action that the FDIC determines will better carry out the purposes of the statute requiring the imposition of one or more of the restrictions described above.

There can be no assurance that the recent efforts by legislators and regulators will help stabilize the U.S. financial system, and the expiration of programs implemented under such legislation may have unintended adverse effects on us.

In addition to the Dodd-Frank Act provisions discussed above, legislators and financial regulators have implemented a number of mechanisms in response to market disruptions designed to stabilize the financial markets, including the provision of direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers and implementation of programs by the Federal Reserve, to provide liquidity to the commercial paper markets. On October 3, 2008, the Emergency Economic Stabilization Act of 2008, as amended (“EESA”), was enacted. EESA, among other things, authorized the United States Department of the Treasury, or the Treasury, to provide up to $700 billion of funding to stabilize and provide liquidity to the financial markets. On October 14, 2008, the Secretary of the Treasury announced, as part of the Troubled Asset Relief Program (“TARP”), the Capital Purchase Program, a program in which $250 billion of the funds under EESA are made available for the purchase of preferred equity interests in qualifying financial institutions. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted. ARRA amended, in certain respects, EESA and provided an additional $787 billion in economic stimulus funding. Other recent initiatives include:

–	the June 2010 final Interagency guidance on incentive compensation policies at banking organizations;

–	proposals to limit a lender’s ability to foreclose on mortgages or make such foreclosures less economically viable, including by allowing Chapter 13 bankruptcy plans to “cram down” the value of certain mortgages on a consumer’s principal residence to its market value and/or reset interest rates and monthly payments to permit defaulting debtors to remain in their home; and

–	accelerating the effective date of various provisions of the Credit Card Accountability Responsibility and Disclosure Act of 2009, which restrict certain credit and charge card practices, require expanded disclosures to consumers and provide consumers with the right to opt out of interest rate increases (with limited exceptions).

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

In addition, we may need to modify our strategies and business operations in response to these changes. We may also incur increased capital requirements and constraints or additional costs in order to satisfy new regulatory requirements, including those triggered by the Dodd-Frank Act. Given the volatile nature of the current market and the uncertainties underlying efforts to mitigate or reverse disruptions, we may not timely anticipate or manage existing, new or additional risks, contingencies or developments in the current or future environment. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.

Banking regulations have restricted our ability to pay dividends and the ability of our bank subsidiary to pay dividends to us.

The Company and the Bank are both currently precluded from paying dividends pursuant to the Regulator Agreement. There is no assurance that the Company or First Community Bank will be able or permitted to resume paying dividends.

Although we hold all of the outstanding capital stock of the Bank, we are a legal entity separate and distinct from the Bank. Our ability to pay dividends on our common stock or service our obligations will depend primarily on the ability of the Bank to pay dividends to us. The Bank’s ability to pay dividends and make other capital distributions to us is governed by federal and state law. Federal and state regulatory limitations on a bank’s dividends generally are based on the bank’s capital levels and current and retained earnings. The earnings of the Bank may not be sufficient to make capital distributions to us in an amount sufficient for us to service our obligations or to pay dividends on our common stock. During the third quarter of 2008, we suspended the payment of interest on all of our existing trust preferred securities, pursuant to an informal agreement with regulators. We have since entered into the Regulator Agreement which prohibits us from making such payments.

It may be difficult to trade our shares as our stock is currently traded on an over-the-counter basis and is subject to the penny stock rules of the Securities and Exchange Commission.

Our shares were previously listed with the Nasdaq Stock Market (“Nasdaq”) on its Global Select Market. Following our failure to maintain certain minimum listing standards, including, among others, minimum bid price and stockholders’ equity standards, and following the denial by the Nasdaq Hearings Panel of our request for continued listing on Nasdaq, Nasdaq suspended trading of the Company’s shares effective at the open of business on Wednesday, July 28, 2010. As a result of the delisting, trading is now conducted on the over-the-counter market on the OTC Bulletin Board. The over-the-counter market is generally considered to be less efficient than, and not as broad as, the Nasdaq market. Many OTC stocks trade less frequently and in smaller volumes than securities traded on the Nasdaq markets, which could have an adverse effect on the liquidity of our common shares and impair our ability to raise additional capital.

In addition, our common shares are subject to the SEC’s so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” as any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers. The additional sales practice requirements could materially adversely affect the willingness or ability of broker-dealers to sell our common stock. As a result, it may be difficult to sell shares or to obtain accurate quotations as to the price of our shares. In addition, it may be more difficult for us to obtain additional equity financing due to liquidity concerns of potential investors.

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

As noted above, Dodd-Frank Act amendments to the Federal Deposit Insurance Act revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. The Dodd-Frank Act also makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

A change in the risk categories assigned to our Bank, further adjustments to base assessment rates and additional special assessments could have a material adverse effect on our earnings and financial condition.

Current market developments may adversely affect our industry, business, results of operations and access to capital.

Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in higher levels of non-performing assets and significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These increased levels of non-performing assets and write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, in turn have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have ceased to provide funding to even the most credit-worthy borrowers or to other financial institutions. The resulting lack of available credit and lack of confidence in the financial markets could continue to materially and adversely affect our business, financial condition, results of operations and prospects and our access to capital. In particular, we may face the following risks in connection with these events:

–	The processes we use to estimate inherent losses may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.

–	Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future charge-offs.

–	Our ability to borrow or otherwise raise capital from other financial institutions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

–	Regulation of our industry is increasing through the Dodd-Frank Act and its implementing rulemakings. Compliance with a significant number of new statutory and regulatory obligations may increase our costs, limit our ability to pursue business opportunities, and increase compliance challenges.

We may incur significant credit losses, particularly in light of current market conditions.

We take on credit risk by virtue of making loans and extending loan commitments and letters of credit. Our credit standards, procedures and policies may not prevent us from incurring substantial credit losses, particularly in light of recent market developments. During 2008 and 2009 and the first half of 2010, we experienced deterioration in credit quality, particularly in certain real estate development loans, due, in part, to the impact resulting from the downturn in the prevailing economic, real estate and credit markets. This deterioration resulted in higher levels of non-performing assets, including other real estate owned and internally risk classified loans, thereby increasing our provision for loan losses and decreasing our operating income in 2008 and 2009 and the first half of 2010. As of June 30, 2010, we had total non-performing assets of approximately $337.4 million, compared with approximately $323.0 million as of December 31, 2009 and approximately $241.0 million as of June 30, 2009. Given the current economic conditions and trends, management believes we may continue to experience credit deterioration and higher levels of non-performing loans in the near-term, which will likely have an adverse impact on our financial condition, results of operations and prospects.

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

We regularly make a determination of an allowance for loan losses based on available information, including the quality of and trends in our loan portfolio, economic conditions, the value of the underlying collateral, historical charge-offs, and the level of our non-accruing loans. Provisions for this allowance result in an expense for the period. Given the current economic conditions and trends, management believes we may continue to experience credit deterioration and higher levels of non-performing loans in the near-term, which may cause us to continue to have negative earnings or otherwise adversely impact our business, financial condition, results of operations and prospects.

Currently, to qualify as collateral under the FHLB credit policy, loans must not be past due 90 days or more or classified substandard or below. Continuing deterioration of the loan performance could result in the Company being unable to satisfy the collateral requirements of the FHLB and the business, financial condition, results of operations and prospects of the Company may be adversely affected.

As of June 30, 2010, our allowance for loan losses was $123.4 million or 7.05% of total loans held for investment. Our allowance for loan losses may not be sufficient to cover future loan losses. Future adjustments to the allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used or further adverse developments arise with respect to our non-performing or performing loans. Material additions to our allowance for loan losses could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our success is dependent to a significant extent upon local economic conditions in the communities we serve and the general economic conditions in the United States. The economic conditions, including real estate values, in these areas and throughout the United States, have a significant impact on loan demand, the ability of borrowers to repay these loans, and the value of the collateral securing these loans. The current decline in general economic conditions, including the decline in real estate values, has resulted in an increase in our non-performing assets and an increase in our charge-offs on defaulted loans during 2009 and the first half of 2010. A further decline in economic conditions, including depressed real estate values, over a prolonged period of time in any of these areas could cause additional significant increases in non-performing assets and could continue to affect our ability to recover on defaulted loans by foreclosing and selling the real estate collateral, which could continue to cause decreased operating results, liquidity, and capital. As of June 30, 2010, approximately 85% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate.

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

At June 30, 2010, we had approximately $1.5 billion of loans collateralized by various types of real estate, representing approximately 85% of our total loan portfolio. The current economic recession, deterioration in the real estate markets and increasing delinquencies and foreclosures have had an adverse effect on the collateral value for many of our loans and on the repayment ability of many of our borrowers. The continuation or further deterioration of these factors, including increasing foreclosures and unemployment, will continue to have the same or similar adverse effects. In addition, these factors could reduce the amount of loans we make to businesses in the construction and real estate industry, which could negatively impact our interest income and results of operations. A continued decline in real estate values could also lead to higher charge-offs in the event of defaults in our real estate loan portfolio. Similarly, the occurrence of a natural or manmade disaster in our market areas could impair the value of the collateral we hold for real estate secured loans. Any one or a combination of the factors identified above could negatively impact our business, financial condition, results of operations and prospects.

Our real estate construction loan portfolio may expose us to increased credit risk.

At June 30, 2010, our portfolio of real estate construction loans totaled $471.1 million or 27% of total loans. Approximately 33% of these loans are related to residential construction and approximately 67% are for commercial purposes or vacant land. Over the last several years, housing markets declined, evidenced by excess lot inventory and higher levels of completed unsold housing inventory. The decline in the housing market, sub-prime loan crisis, and tightening of credit markets has led to higher than normal foreclosure rates on a national level. Of the states that we operate in, Arizona, where we have the lowest dollar amount of real estate construction loans, has had the largest downturn in the residential real estate market. Although New Mexico, Colorado, and Utah have not experienced as significant a downturn in the residential real estate market, foreclosure rates as well as excess inventory levels have negatively affected the construction industry as well as the acquisition and development sectors exposing us to increased credit risk within our construction loan portfolio.

Our small to medium-sized business customers may have fewer financial resources with which to weather a downturn in the economy.

One of the primary focal points of our business development and marketing strategy is serving the banking and financial services needs of small to medium-sized businesses. Small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Commercial loans, including commercial real estate loans, are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the property or business involved, repayment of such loans is more sensitive than other types of loans to adverse conditions in the real estate market or the general economy. Accordingly, the recent downturn in the real estate market and the economy has heightened our risk related to commercial loans, particularly commercial real estate loans. At June 30, 2010, we had approximately $1.1 billion of commercial loans, including $851.2 million of commercial real estate loans, representing approximately 61.6% and 48.3% of our total loan portfolio, respectively. If general economic conditions worsen in New Mexico, Colorado, Utah, or Arizona, the businesses of our customers and their ability to repay outstanding loans may be further negatively affected. As a consequence, our business, financial condition, results of operations and prospects may be adversely affected.

Fluctuations in interest rates could reduce our profitability.

Our net interest income may be reduced by changes in the interest rate environment. Our earnings depend to a significant extent on the interest rate differential. The interest rate differential or “spread” is the difference between the interest earned on loans, securities, and other interest-earning assets, and interest paid on deposits, borrowings, and other interest-bearing liabilities. These rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. In particular, changes in the discount rate and the Federal Funds target rate by the Board of Governors of the Federal Reserve System usually lead to changes in interest rates, which affect our interest income, interest expense, and securities portfolio. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. We cannot assure you that we can minimize our interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, which may cause us to continue to have negative earnings or otherwise adversely impact our business, financial condition, results of operations and prospects.

In addition, our net income is affected by our interest rate sensitivity. Interest rate sensitivity is the difference between our interest-earning assets and our interest-bearing liabilities maturing or repricing within a given time period. Interest rate sensitivity is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. Since the middle of 2007, and as of June 30, 2010, the Federal Reserve has lowered the discount rate 500 basis points which has negatively impacted our interest spread. As of June 30, 2010, our cumulative interest rate gap for the period up to three months was a positive $89.9 million. If additional rate decreases occur, our business, financial condition, results of operations, and prospects may be further adversely affected.

Certain hedging activities that we may conduct could become impermissible or subject to restriction as a result of the Dodd-Frank Act.

As discussed above, the Dodd-Frank Act contains provisions designed to limit the ability of insured depository institutions, their holding companies, and their affiliates, to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments. While it is generally expected that these limitations are not intended to restrict hedging activities, the impact of the statutory limitations on our ability to conduct hedging activities will not be clear until the parameters of the implementing regulations are fully known.

The terms of our trust preferred securities may restrict our ability to pay dividends.

The terms of our trust preferred securities allow us to suspend payments of interest, at our option, for up to five years. Since we have exercised our option to suspend those payments, we are prohibited from paying any dividends on any class of capital stock for as long as the trust preferred interest payments remain suspended. Pursuant to the Regulator Agreement, we are prohibited from paying interest on all of our existing trust preferred securities. Our ability to make interest payments on the trust preferred securities is highly dependent on receiving dividends from the Bank. There is no assurance that we will be able to resume making the interest payments.

As noted above, under the Dodd-Frank Act, bank holding companies are prohibited from including in their Tier 1 regulatory capital certain hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Although the Company is permitted to continue to include our existing trust preferred securities as Tier 1 capital, the prohibition on the use of these securities as Tier 1 capital going forward may limit the Company’s ability to raise capital in the future.

We are dependent on key personnel.

Our success has been and continues to be largely dependent on the services of H. Patrick Dee, our President and Chief Executive Officer, and Christopher C. Spencer, our Senior Vice President and Chief Financial Officer, and other members of management who have significant relationships with our customers. The prolonged unavailability or the unexpected loss of any of these officers could have an adverse effect on our growth and profitability. In addition, as noted above, the Bank is currently subject to restrictions on certain payments to senior executive officers. These restrictions could potentially impact our ability to retain key personnel.

Consolidated Condensed Balance Sheets

Our total assets decreased by $117 million from $2.744 billion as of December 31, 2009 to $2.627 billion as of June 30, 2010. The decrease in total assets is primarily due to a $253.6 million decrease in loans held for investment, due to continued runoff in the loan portfolio including loan payoffs and loan amortization. This decrease was partially offset by a $113.4 million increase in investment securities, as excess cash was used to purchase GNMA securities which are guaranteed by the U.S. government and therefore have a lower risk weighting for capital purposes. Total deposits increased by $98.8 million, from $2.034 billion at December 31, 2009, compared to $2.133 billion at June 30, 2010. Traditional deposits which exclude CDARS reciprocal deposits, brokered deposits and out-of market certificates of deposit generated through deposit listing services decreased by $28 million, including a decrease of $53 million in the second quarter, and maturities of $110 million in brokered deposits and CDARS reciprocal deposits during the first six months of the year. These decreases were offset by $236 million in out-of-market certificates of deposit generated through deposit listing services. FHLB advances decreased by $141.3 million from December 31, 2010, as we elected to pay off advances with excess accumulated cash.

The following table presents the amounts of our loans, by category, at the dates indicated.

	June 30, 2010		December 31, 2009		June 30, 2009
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$233,683	13.3%	$259,353	12.8%	$279,507	12.4%
Real estate-commercial	851,915	48.4	883,598	43.8	898,435	40.0
Real estate-one- to four-family	169,616	9.6	187,085	9.3	186,184	8.3
Real estate-construction	471,079	26.7	645,280	32.0	835,561	37.2
Consumer and other	23,632	1.3	28,202	1.4	31,570	1.4
Mortgage loans available for sale	12,436	0.7	14,172	0.7	14,648	0.7

Total	$1,762,361	100.0%	$2,017,690	100.0%	$2,245,905	100.0%

The following table represents customer deposits, by category, at the dates indicated.

	June 30, 2010		December 31, 2009		June 30, 2009
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Non-interest-bearing	$352,395	16.6%	$350,704	17.2%	$399,626	18.2%
Interest-bearing demand	347,473	16.3	353,705	17.4	297,871	13.6
Money market savings accounts	360,828	16.9	381,566	18.8	452,811	20.6
Regular savings	90,422	4.2	88,044	4.3	91,865	4.2
Certificates of deposit less than $100,000	230,762	10.8	232,852	11.5	245,252	11.2
Certificates of deposit greater than $100,000	658,551	30.9	425,739	20.9	418,543	19.0
CDARS Reciprocal deposits	15,625	0.7	56,741	2.8	113,031	5.1
Brokered deposits	77,027	3.6	144,977	7.1	178,895	8.1

Total	$2,133,083	100.0%	$2,034,328	100.0%	$2,197,894	100.0%

Consolidated Results of Operations

Our net loss for the three months ended June 30, 2010 was $51.8 million, or $(2.49) per diluted share, compared to a net loss of 6.2 million or $(0.30) per diluted share for the same period in 2009. Our net loss for the six months ended June 30, 2010 was $77.5 million, or $(3.72) per diluted share, compared to a net loss of 30.6 million or $(1.49) per diluted share for the same period in 2009. The net loss for the three and six months ended June 30, 2010 resulted primarily from the provisioning for loans losses due to charge-offs and continued migration of loans to non-performing status and write-downs of other real estate owned. The net loss for the three and six months ended June 30, 2009 was also due to the increased provision for loan losses due primarily to increased levels of non-performing assets, partially offset by the gain on sale of our Colorado branches of $23.3 million in June 2009.

Our net interest income decreased approximately $7.0 million to $17.9 million for the three months ended June 30, 2010, compared to $24.9 million for the same period in 2009. This decrease was composed of a $13.2 million decrease in total interest income, partially offset by a $6.2 million decrease in total interest expense.

The decrease in total interest income was composed of a decrease of $4.6 million due to a 0.75% decrease in the yield on average interest-earning assets, and a decrease of $8.6 million due to decreased average interest earning assets of $692.8 million. The decrease in average earning assets occurred primarily in loans, primarily due to our Colorado branch sale on June 26, 2009, partially offset by an increase in average investment securities and interest-bearing deposits with other banks.

The decrease in total interest expense was composed of a decrease of $3.7 million due to a 0.59% decrease in the cost of interest-bearing liabilities, and a decrease of $2.5 million due to decreased average interest-bearing liabilities of $525.8 million. The decrease in average interest-bearing liabilities occurred primarily in average interest-bearing deposits, due to the sale of our Colorado branches on June 26, 2009. Short-term borrowings and long-term debt also decreased, as we paid off FHLB advances with excess accumulated cash.

Our net interest income decreased approximately $16.0 million to $35.3 million for the six months ended June 30, 2010, compared to $51.3 million for the same period in 2009. This decrease was composed of a $27.4 million decrease in total interest income, partially offset by an $11.4 million decrease in total interest expense.

The decrease in total interest income was composed of a decrease of $10.3 million due to a 0.95% decrease in the yield on average interest-earning assets, and a decrease of $17.1 million due to decreased average interest earning assets of $601.2 million. The decrease in average earning assets occurred primarily in loans, due primarily to our Colorado branch sale on June 26, 2009, partially offset by an increase in average investment securities.

The decrease in total interest expense was composed of a decrease of $7.2 million due to a 0.56% decrease in the cost of interest-bearing liabilities, and a decrease of $4.2 million due to decreased average interest-bearing liabilities of $462.2 million. The decrease in average interest-bearing liabilities occurred primarily in average interest-bearing deposits, due to the sale of our Colorado branches on June 26, 2009. Short-term borrowings and long-term debt also decreased, as we paid off FHLB advances with excess accumulated cash.

Our net interest margin was 2.67% and 2.61% for the three and six months ended June 30, 2010, respectively. The net interest margins for the three and six months ended June 30, 2009 was 2.96% and 3.11%, respectively. The net interest margin for the three months ended March 31, 2010 was 2.56%. The decrease in the net interest margin for the three and six month periods in 2010 is primarily due to the increase in non-performing assets, repositioning of the investment portfolio, and a conscious effort to carry higher levels of interest bearing cash and investment securities over the last twelve months to increase the Bank’s overall liquidity.

The significant level of non-accrual loans has continued to put pressure on our net interest margin. The margin compression is a direct result of reversals of accrued interest on loans moving to non-accrual status during the period as well as the inability to accrue interest on the respective loans going forward, ultimately resulting in an earning asset with a zero yield. Non-accrual loans totaled $269 million at June 30, 2010, up from $211 million at June 30, 2009. Non-accrual loans at June 30, 2010, declined slightly from March 31, 2010, which totaled $286 million. Non-accrual loans currently make up 10.4% of interest earning assets compared to 7.3% a year ago.

The repositioning of the investment portfolio has also contributed to the margin compression as we have sold a significant portion of the investment portfolio with higher yields over the last fifteen months in order to monetize gains in the investment portfolio. We have replaced the investments sold with GNMA investments which are 0% risk weighted for regulatory capital purposes, but are at lower yields as we continue to focus on shorter average life investments in anticipation of rates increasing over the next 12 to 24 months. In addition, during the third quarter of 2009 we classified two Colorado metropolitan municipal district bonds with a fair value of $17.8 million as non-accrual investment securities due to the status of the developments and related uncertainty of the cash flows.

The higher levels of interest bearing cash and growth in the investment portfolio are the result of improving the Bank’s liquidity position in the current banking environment through cash received on loan pay downs and amortization and an increase in out of market deposits; however, this increase in liquidity negatively impacts the Bank’s margin. During the first quarter of 2010 we began to focus our efforts on generating deposits outside of our normal market areas of New Mexico and Arizona through the use of two deposit listing services due to our inability to issue brokered deposits and limited liquidity sources. We have focused on maturities of 12 to 24 months for these out of market certificates of deposit with $236 million generated as of June 30, 2010. This strategy increased the Bank’s cash liquidity and allowed us to purchase additional investments, but at the same time resulted in further margin compression by increasing our earning asset base with lower yielding assets and contributing to an increase in interest expense. Management continues to believe it is prudent to operate with the higher levels of excess cash and investment securities in the near term. Interest bearing cash and investments currently make up 31.6% of interest earning assets compared to 22.4% a year ago.

The rates paid on customer deposits also impact the margin and are influenced more by competition in our markets and tend to lag behind Federal Reserve Bank action in both timing and magnitude, particularly in this very low rate environment. Although we have lowered selected deposit rates since the beginning of 2009 and are restricted to the rates we can pay due to the Bank’s regulatory capital ratios, we have remained competitive in the markets we serve. However, because the Bank is considered to be “significantly undercapitalized” by the Federal Reserve, the Bank will be subject to further restrictions on the interest rates that can be paid on deposits, through PCA directives, which could make it difficult to remain competitive.

While our net interest margin decreased to 2.67% in the second quarter of 2010, from 2.96% in the same quarter of 2009, it increased slightly from 2.56% in the first quarter of 2010, due primarily to a slightly higher yield on loans and a small decrease in the cost of deposits. The extent of future changes in our net interest margin will depend on the amount and timing of any Federal Reserve rate changes, the Bank’s overall liquidity position, our non-performing asset levels, our ability to manage the cost of interest-bearing liabilities, and our ability to stay competitive in the markets we serve.

Given current economic conditions and trends, we may continue to experience asset quality deterioration and higher levels of nonperforming loans in the near-term, which would result in continued negative earnings and financial condition pressures.

Non-interest Income

An analysis of the components of non-interest income is presented in the tables below.

(Dollars in thousands)	Three Months ended June 30,
	2010	2009	$ Change	% Change
Service charges	$2,740	$3,690	$(950)	(26)%
Credit and debit card transaction fees	929	1,044	(115)	(11)
Gain on investment securities	500	—	500	—
Gain on sale of mortgage loans	635	1,260	(625)	(50)
Gain on sale of Colorado branches	—	23,292	(23,292)	(100)
Other	488	782	(294)	(38)

	$5,292	$30,068	$(24,776)	(82)%

The decrease in service charges on deposit accounts is primarily due to the completion of the sale of the Colorado branches on June 26, 2009, which accounted for approximately 19 percent of deposits.

The increase in gain on investment securities is related to the sale of investments at a gain as part of our continued efforts to bolster capital.

The decrease in gain on sale of loans is primarily due to decreased volumes of sales of residential mortgage loans. During the second quarter of 2010, we sold approximately $31 million in loans compared to approximately $107 million during the same period in 2009. The decline in volume is primarily due to the closure of the Colorado mortgage operations in conjunction with the Colorado branch sale, and to a lesser extent to the continued sluggish housing market.

The 2009 gain on sale of Colorado branches is from the completion of our sale transaction on June 26, 2009.

The decrease in other non-interest income is primarily due to a decrease in bank-owned life insurance income of approximately $349,000. In September 2009, we surrendered approximately 80 percent of our bank-owned life insurance policies with a current value of approximately $36 million for liquidity and risk-based capital purposes.

(Dollars in thousands)	Six Months Ended June 30,
	2010	2009	$ Change	% Change
Service charges	$5,506	$7,453	$(1,947)	(26)%
Credit and debit card transaction fees	1,747	1,996	(249)	(13)
Gain on investment securities	2,719	2,754	(35)	(1)
Gain on sale of loans	1,208	2,625	(1,417)	(54)
Gain on sale of Colorado branches	—	23,292	(23,292)	(100)
Other	895	1,582	(687)	(43)

	$12,075	$39,702	$(27,627)	(70)%

The decrease in service charges on deposit accounts is primarily due to the completion of the sale of the Colorado branches on June 26, 2009.

The decrease in gain on sale of loans is primarily due to decreased volumes of sales of residential mortgage loans. During the six months ended June 30, 2010, we sold approximately $61 million in loans compared to approximately $209 million during the same period in 2009. The decline in volume is primarily due to the closure of the Colorado mortgage operations in conjunction with the Colorado branch sale, and to a lesser extent to the continued sluggish housing market.

The 2009 gain on sale of Colorado branches is from the completion of our sale transaction on June 26, 2009.

The decrease in other non-interest income is primarily due to a decrease in bank-owned life insurance income of approximately $691,000.

Non-interest Expense

An analysis of the components of non-interest expense is presented in the tables below.

(Dollars in thousands)	Three Months Ended June 30,
	2010	2009	$ Change	% Change
Salaries and employee benefits	$7,469	$12,437	$(4,968)	(40)%
Occupancy	2,815	3,623	(808)	(22)
Data processing	1,193	1,435	(242)	(17)
Equipment	1,128	1,496	(368)	(25)
Legal, accounting, and consulting	1,799	1,589	210	13
Marketing	294	678	(384)	(57)
Telephone	344	423	(79)	(19)
Other real estate owned	9,789	815	8,974	1,101
FDIC insurance premiums	3,295	3,782	(487)	(13)
Amortization of intangibles	262	601	(339)	(56)
Other	2,833	3,233	(400)	(12)

	$31,221	$30,112	$1,109	4%

The decrease in salaries and employee benefits is primarily due to a decrease in headcount. At June 30, 2010, full time equivalent employees totaled 515 compared to 587 at June 30, 2009. The sale of the Colorado branches and the related closure of the Colorado mortgage division accounted for a headcount reduction of 193 full time equivalent employees effective June 26, 2009. The decrease is also due to the lower mortgage commissions as a result of reduced volume in mortgage loans originated for sale and a reduction in separation pay related to the sale of the Colorado branches and the related closure of the mortgage division in 2009.

The decrease in occupancy is primarily due to a decrease in rent expense and other related expenses due to the sale of the Colorado branches and the Colorado mortgage division closure.

The decrease in equipment is primarily due to the decrease in depreciation expense on equipment and a decrease in equipment rental and associated costs due to the sale of the Colorado branches and Colorado mortgage division closure in June 2009.

The increase in legal, accounting, and consulting for the quarter relates mostly to consulting fees in connection with our efforts to raise capital, offset by a reduction in legal and accounting fees related to our Colorado branch sale that did not recur in 2010.

The decrease in marketing expenses is primarily due to a decrease in direct advertising, Bank sponsorships and contributions, and fees related to a staffing model put in place to help reduce expenses that did not recur in 2010. These are all a part of our continued effort to reduce non-interest expense.

The increase in other real estate owned is primarily due to an increase in write-downs of properties to reflect their fair values, an increase in taxes and insurance, and other related expenses incurred on the larger portfolio of properties.

The decrease in FDIC insurance premiums relates to the decrease in deposits related to our Colorado branch sale on June 26, 2009, partially offset by higher FDIC assessment rates as well as changes in our deposit mix.

The decrease in amortization of intangibles is due to the sale of the Colorado branches on June 26, 2009.

(Dollars in thousands)	Six Months Ended June 30,
	2010	2009	$ Change	% Change
Salaries and employee benefits	$14,874	$23,959	$(9,085)	(38)%
Occupancy	5,642	7,441	(1,799)	(24)
Data processing	2,413	2,912	(499)	(17)
Equipment	2,338	3,411	(1,073)	(32)
Legal, accounting, and consulting	2,706	2,943	(237)	(8)
Marketing	523	1,337	(814)	(61)
Telephone	683	794	(111)	(14)
Other real estate owned	14,276	1,775	12,501	704
FDIC insurance premiums	5,155	5,268	(113)	(2)
Amortization of intangibles	523	1,203	(680)	(57)
Other	5,717	6,128	(411)	(7)

	$54,850	$57,171	$(2,321)	(4)%

The decrease in salaries and employee benefits is primarily due to a decrease in headcount. At June 30, 2010, full time equivalent employees totaled 515 compared to 587 at June 30, 2009. The sale of the Colorado branches and the related closure of the Colorado mortgage division accounted for a headcount reduction of 193 full time equivalent employees effective June 26, 2009. The decrease is also due to the lower mortgage commissions as a result of reduced volume in mortgage loans originated for sale, and to a decrease in stock-based compensation expense. There was also a reduction in separation pay related to the sale of the Colorado branches and the related closure of the mortgage division that did not recur in 2010.

The decrease in occupancy is primarily due to a decrease in rent expense and other related expenses due to the sale of the Colorado branches and the Colorado mortgage division closure, offset by leasehold improvement amortization and an increase in leasehold impairment expense as compared to the six months ended June 30, 2009. The increase in leasehold impairment expense in 2010 is associated with the closure of our downtown Phoenix branch.

The decrease in data processing fees is primarily due to the decrease in debit card transactions, and a reduction in software maintenance which is based on a decreased number of users because of the sale of the Colorado branches on June 26, 2009. In addition, software amortization decreased due to the assets being fully amortized.

The decrease in equipment is primarily due to the decrease in depreciation expense on equipment and a decrease in equipment rental and associated costs due to the sale of the Colorado branches and Colorado mortgage division closure in June 2009.

The decrease in legal, accounting, and consulting primarily relates to the reduction in legal and accounting fees related to the sale of the Colorado branches and the related closure of the mortgage division that did not recur in 2010, offset by an increase in consulting fees in the current quarter in connection with our efforts to raise capital.

The decrease in marketing expenses is primarily due to a decrease in direct advertising, Bank sponsorships and contributions, and fees related to a staffing model put in place to help reduce expenses that did not recur in 2010. These are all a part of our continued effort to reduce non-interest expenses.

The increase in other real estate owned is primarily due to an increase in write-downs of properties to reflect their fair values, an increase in taxes and insurance, and other related expenses incurred on the larger portfolio of properties.

The decrease in FDIC insurance premiums relates to the decrease in deposits related to our Colorado branch sale on June 26, 2009, partially offset by higher FDIC assessment rates as well as changes in our deposit mix.

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

	Six months ended June 30, 2010	Year ended December 31, 2009	Six months ended June 30, 2009
	(Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
Balance beginning of period	$129,222	$79,707	$79,707
Allowance related to other loans held for sale	—	(7,747)	(7,827)
Provision for loan losses	69,200	162,600	64,400
Net charge-offs	(75,043)	(105,338)	(27,185)

Balance end of period	$123,379	$129,222	$109,095

Allowance for loan losses to total loans held for investment	7.05%	6.45%	4.89%
Allowance for loan losses to non-performing loans	45.89%	50.15%	51.63%

	June 30, 2010	December 31, 2009	June 30, 2009
	(Dollars in thousands)
NON-PERFORMING ASSETS:
Accruing loans – 90 days past due	$—	$—	$—
Non-accrual loans	268,841	257,689	211,303

Total non-performing loans	268,841	257,689	$211,303
Other real estate owned	50,769	46,503	29,671
Non-accrual investment securities	17,775	18,775	—

Total non-performing assets	$337,385	$322,967	$240,974

Potential problem loans	$163,840	$173,003	$258,922
Total non-performing assets to total assets	12.84%	11.77%	8.05%

The provision for loan losses was $69.2 million for the six months ended June 30, 2010, compared to $64.4 million for the same period in 2009. The provision for loan losses was $43.0 million for the second quarter of 2010, compared to $31.1 million for the second quarter of 2009. The allowance for loan losses was 7.05% and 4.89% of total loans held for investment at June 30, 2010 and June 30, 2009, respectively. Non-performing loans decreased by $17.4 million in the second quarter of 2010 which compares to increases of $28.5 million in the first quarter of 2010, and increases of $45.3 million, $47.7 million, $17.3 million, and $29.1 million in the first, second, third and fourth quarters of 2009, respectively. Potential problem loans declined for the fourth quarter in a row decreasing by $5.1 million from March 31, 2010 and $95.1 million from June 30, 2009. Potential problem assets are defined as loans presently accruing interest, and not contractually past due 90 days or more and not restructured, but about which management has doubt as to the future ability of the borrower to comply with present repayment terms, which may result in the reporting of the loans as non-performing assets in the future. Net charge-offs totaled $75.0 million at June 30, 2010, as we continued to charge off all specific reserves that have been determined to be collateral dependent. During the recent economic downturn, the majority of our loan losses are attributable to construction, residential development, and vacant land loans. For the six months ended June 30, 2010, $50.4 million of the $75.0 million in net charge-offs, or 67.1%, were related to construction, residential development, and vacant land loans. For the years ended December 31, 2009 and 2008, construction, residential development, and vacant land loans accounted for 76.8% and 58.1% of net charge-offs, respectively. For the period from January 1, 2008 through June 30, 2010, construction, residential development, and vacant land loan balances have declined by approximately $460 million, including charge-offs of $167.9 million, from $931.0 million at the end of 2007 to $471.1 million at June 30, 2010, a decrease of approximately 49.4%.

The following summarizes impaired loans, which include non-accrual loans and performing and non-performing troubled debt restructurings (“TDR’s”), at June 30, 2010 and December 31, 2009.

(Dollars in thousands)	June 30, 2010	December 31, 2009
TDR’s – non-performing loans	$50,133	$—
TDR’s – performing loans	10,961	—

Total TDR’s	61,094	—
Non TDR’s – non-performing loans	218,708	257,689

Total impaired loans	$279,802	$257,689

A TDR is a formal restructuring of a loan where the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including a reduction in the stated interest rate, reduction in the loan balance or accrued interest, and extension of the maturity date. TDR’s can involve loans remaining on non-accrual, moving to non-accrual, or continuing on accruing status, depending on the individual facts and circumstances of the borrower. Generally, a non-accrual loan that is restructured remains on non-accrual for a period of six months to demonstrate the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains classified as a non-accrual loan. TDR’s are evaluated in accordance with ASC Topic 310-10-40, “Troubled Debt Restructurings by Creditors.” At June 30, 2010, there were commitments to advance funds on TDR’s of approximately $430,000.

The allowance recorded on total impaired loans in accordance with ASC Topic 310-10-35 (specific reserves) was approximately $25.8 million and $24.5 million at June 30, 2010 and December 31, 2009, respectively.

Approximately 41% of our non-performing loans are in New Mexico, approximately 25% are in Colorado, approximately 25% are in Utah, and approximately 9% are in Arizona.

Other real estate owned increased approximately $4.3 million compared to December 31, 2009, and $21.1 million compared to June 30, 2009. We continue to be successful in disposing of real estate after gaining control of the properties. During the six months ended June 30, 2010, we took title to properties totaling $41.7 million and disposed of properties with a carrying value of $26.7 million. Other real estate owned at June 30, 2010 includes $47.5 million in foreclosed or repossessed assets, and $3.3 million in facilities and vacant land listed for sale.

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

Capital Adequacy, Regulatory Matters, and Going Concern Considerations

During 2008 and 2009, the Company experienced increases in both non-performing assets and potential problem loans, largely due to problem loans in the residential construction and lot development portfolios. At June 30, 2010, non-performing assets continued to increase as compared to December 31, 2009 while potential problem loans decreased slightly. Potential problem loans are defined as loans presently accruing interest, and not contractually past due 90 days or more, but about which management has doubt as to the future ability of the borrower to comply with present repayment terms, which may result in the reporting of the loans as non-performing assets in the future. The significant increase in non-performing assets and potential problem loans over the last two years has resulted in a significant increase in the level of the Company’s provision for loan losses and the increase in non-accrual loans has continued to put pressure on the net interest margin. The margin compression is a direct result of reversals of accrued interest on loans moving to non-accrual status during the period as well as the inability to accrue interest on the respective loans going forward, ultimately resulting in an earning asset with a zero yield. The level of non-accrual loans has increased to $269 million at June 30, 2010 from $258 million at December 31, 2009 and $211 million at June 30, 2009.

At June 30, 2010, the Bank’s regulatory capital status fell to “significantly undercapitalized.” The Bank’s capital ratios are as follows: total risk-based capital ratio of 5.13 percent, a tier 1 risk-based capital ratio of 3.80 percent, and a leverage ratio of 2.40 percent. The total risk-based capital ratio and the leverage ratio are below the minimum level for undercapitalized state member banks established by section 38 of the Federal Deposit Insurance Act (the “FDI Act”) and Subpart D of Regulation H of the Board of Governors of the Federal Reserve Bank (the “Federal Reserve”). The Bank is now deemed to be “significantly undercapitalized” for the purposes of section 38 and Regulation H. The FDI Act prohibits the Bank from accepting, renewing, or rolling over any brokered deposits because the Bank is less than adequately capitalized.

Consequently, section 38 and Regulation H provide certain mandatory and discretionary supervisory actions. Provisions applicable to undercapitalized or significantly undercapitalized banks include: (i) restricting payment of capital distributions and management fees; (ii) requiring that the Federal Reserve monitor the condition of the bank; (iii) requiring submission of a capital restoration plan; (iv) restrictions on the growth of the bank’s assets; (v) requiring prior approval of certain expansion proposals including new lines of business. Section 38 and Regulation H also give the Federal Reserve and/or the FDIC the discretion to impose a number of other discretionary supervisory actions. In connection with the requirement to submit a capital restoration plan, Regulation H Part 208.44(i) requires the Company to guarantee to the FDIC that the Bank will comply with the plan until the Bank has been adequately capitalized on average during each of four consecutive calendar quarters, and the Company must provide appropriate assurances of performance to the FDIC. The aggregate liability under this guarantee will be limited to the lesser of (i) an amount equal to 5 percent of the Bank’s total assets at the time the Bank was notified or deemed to have notice that the Bank was undercapitalized, or (ii) the amount necessary to restore the capital of the Bank to the levels required for the Bank to be classified as adequately capitalized. These requirements are in addition to those already in place pursuant to a formal agreement with the Federal Reserve Bank of Kansas City and the New Mexico Financial Institutions Division (collectively, the “Regulators”) described below.

Because the Bank is now considered to be “significantly undercapitalized” by the Federal Reserve, section 38 and Regulation H allow the Federal Reserve and/or the FDIC to impose one or more discretionary corrective actions including, but not limited to the following corrective actions: (i) recapitalization or sale of the Bank; (ii) restrictions on the Bank’s transactions with affiliates; or (iii) further restrictions on interest rates paid on deposits. The corrective actions would be imposed through the issuance of a PCA Directive, which is a formal public action. Given its “significantly undercapitalized” status, management expects that the Bank will be subject to further PCA measures by the Federal Reserve or FDIC in addition to its current restrictions.

In the event that deposit generation is negatively impacted by the recent drop to “significantly undercapitalized” or if the Bank drops to “critically undercapitalized,” management believes that sufficient cash and liquid assets are on hand to maintain operations and meet all obligations as they come due. Due to the substantial erosion of the Bank’s capital position and the continued deterioration of the loan portfolio it is possible that the Bank will drop to “critically undercapitalized” status under regulatory guidelines by the end of the third quarter of 2010, without raising additional capital, a strategic merger, selling a significant amount of assets, or some combination thereof.

Under the PCA provisions of the FDI Act, depository institutions that are “critically undercapitalized” must be placed into conservatorship or receivership within 90 days of becoming critically undercapitalized, unless the institution’s primary federal regulatory authority (the Federal Reserve, in the case of the Bank) determines, with the concurrence of the FDIC, and documents that “other action” would better achieve the purposes of the PCA provisions. If the institution remains critically undercapitalized on average during the calendar quarter beginning 270 days after it became critically undercapitalized, the FDI Act requires the appointment of a receiver unless the Federal Reserve, with the concurrence of the FDIC, determines that, among other things, the institution has positive net worth and the Federal Reserve and the FDIC both certify that the institution is viable and not expected to fail. In addition to the restrictions on its operations to which it was already subject (as described above with respect to its current status as “significantly undercapitalized”), the Bank, as a result of its “critically undercapitalized” status, would be prohibited from doing any of the following without the prior written approval of the FDIC: entering into material transactions outside the usual course of business; extending credit for highly leveraged transactions; amending the Bank’s charter or bylaws; making a change to accounting methods; engaging in any “covered transaction” (as defined in Section 23A of the Federal Reserve Act) with an affiliate; paying excessive compensation or bonuses; paying interest on new or renewed liabilities at a rate that would increase the Bank’s weighted average cost of funds to a level significantly exceeding the prevailing rates on interest on deposits in the Bank’s normal market areas; and making any principal or interest payment on subordinated debt beginning 60 days after becoming critically undercapitalized.

In addition, the FDIC may place further restrictions on the Bank’s activities, similar to those authorized for the FDIC in the case of “significantly undercapitalized” institutions. These additional requirements and restrictions may include, among others, a requirement for a sale of Bank shares or obligations of the Bank sufficient to return the Bank to adequately capitalized status; if grounds exist for the appointment of a receiver or conservator for the Bank, a requirement that the Bank be acquired or merged with another institution; requiring the Bank to reduce its total assets; ordering a new election of Bank directors; requiring the Bank to dismiss any senior executive officer or director who held office for more than 180 days before the Bank became undercapitalized; requiring the Bank to employ “qualified” senior executive officers; requiring the Company to divest the Bank if the regulators determine that the divestiture would improve the Bank’s financial condition and future prospects; and requiring the Bank to take any other action that the FDIC determines will better carry out the purposes of the statute requiring the imposition of one or more of the restrictions.

The FDI’s definitions for “significantly undercapitalized” and “critically undercapitalized” do not apply to bank holding companies, so the Company remains “undercapitalized” despite the continued deterioration of the ratios. At the current time, the Company’s “undercapitalized” classification has no immediate impact on its day-to-day operations because the holding company has no immediate significant cash flow needs or significant obligations that are due in the next twelve months. In addition, the prompt corrective actions required by the Regulators are directed at the Bank. The Bank is currently subject to the prompt supervisory and regulatory actions pursuant to the FDIC Improvement Act of 1991.

As the Company’s financial condition has deteriorated, the Company has been under close scrutiny by its Regulators. On July 2, 2009, the Company and the Bank executed a written agreement (“Regulator Agreement”) with the Regulators. The Regulator Agreement is based on findings of the Regulators identified in an examination of the Bank and the Company during January and February of 2009. Based on their assessment of the Company’s ability to operate in compliance with the Regulator Agreement, the regulatory authorities have broad discretion to take actions, including placing the Bank into a FDIC-administered receivership or conservatorship. Because the Bank is considered to be “significantly undercapitalized” by the Federal Reserve, Section 38 and Regulation H allow the Federal Reserve and/or the FDIC to impose one or more discretionary corrective actions as discussed above. Management expects that the Bank will be subject to further restrictions on the interest rates that can be paid on deposits, through PCA directives, which could make it difficult to remain competitive. The regulatory provisions under which the regulatory authorities act are intended to protect depositors, the deposit insurance fund and the banking system and are not intended to protect shareholders or other investors in other securities in a bank or its holding company. The Regulators and/or the FDIC can institute other corrective measures to require additional capital and have broad enforcement powers to impose additional restrictions on operations, substantial fines and other penalties for violation of laws and regulations.

Significant additional sources of capital are required for the Company to continue operating through 2010 and beyond. Although management does not believe the Company currently has the ability to raise new capital through a public offering, management continues to work with the Company’s investment bankers to evaluate alternative capital strengthening strategies, and are currently working on the possibility of a transaction with one or more private equity groups to inject capital into the Bank.

During the second quarter the Company initiated a repurchase offer for all of the outstanding trust preferred securities issued by the holding company at a significant discount to par value as part of a plan to raise capital. The repurchase of substantially all of the trust preferred securities was considered to be a key element toward successfully recapitalizing the Company. The trust preferred security holders did not accept the offers and the offers expired in early July and were not extended. Consequently, the Bank may seek to raise capital independently from the Company to return to a well capitalized level. Any such transaction is expected to result in a dilution in the Company’s ownership of the Bank to a level that is likely to be below five percent. There can be no assurance that the Company will be successful in raising capital at the holding company or at the Bank.

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

Under the terms of the Regulator Agreement, the Company and the Bank agreed, among other things, to engage an independent consultant acceptable to the Regulators to assess the Bank’s management and staffing needs, assess the qualifications and performance of all officers of the Bank, and assess the current structure and compositions of the Bank’s board of directors and its committees. In addition, within 60 days of the Regulator Agreement, the Company and/or the Bank was required to submit a written plan to strengthen lending and credit risk management practices and improve the Bank’s position regarding past due loans, problem loans, classified loans, and other real estate owned; maintain sufficient capital at the Bank, holding company and the consolidated level; improve the Bank’s earnings and overall condition; and improve management of the Bank’s liquidity position, funds management process, and interest rate risk management. The Company and/or the Bank have also agreed to maintain an adequate allowance for loan and lease losses; charge-off or collect assets classified as “loss” in the Report of Examination that have not been previously collected or charged off; not to pay any dividends; not to distribute any interest, principal or other sums on trust preferred securities; not to issue, increase or guarantee any debt; not to purchase or redeem any shares of the Company’s stock; and not to accept any new brokered deposits, even if the Bank is considered well capitalized. Within 30 days of the Regulator Agreement, the Bank was required to submit a written plan to the Regulators for reducing its reliance on brokered deposits.

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

Failure to comply with the provisions of the Regulator Agreement could subject the Company and/or the Bank to additional enforcement actions. Management continues to work closely with the Regulators regarding the Regulator Agreement and believes that the Company and the Bank are in substantial compliance with the requirements of the Regulator Agreement, except for the requirement to submit an acceptable capital plan. Capital plans as required by the Regulator Agreement for the Company and the Bank were submitted timely, but were not accepted by the regulators due to uncertainty around the Company’s ability to execute the plans. Management continues to work toward full compliance with the requirements of the Regulator Agreement. However, there can be no assurance that the Company and/or the Bank will be able to comply fully with the provisions of the Regulator Agreement, or that efforts to comply with the Regulator Agreement will not have adverse effects on the Company’s ability to continue as a going concern.

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

As of June 30, 2010	Actual		For capital adequacy purposes		To be considered well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Consolidated	$(35,682)	(2.1)%	$137,753	8.0%	$172,191	10.0%
Bank subsidiary	88,098	5.1%	137,484	8.0%	171,856	10.0%
Tier I capital to risk-weighted assets:
Consolidated	(35,682)	(2.1)%	68,877	4.0%	103,315	6.0%
Bank subsidiary	65,358	3.8%	68,742	4.0%	103,113	6.0%
Tier I capital to average total assets:
Consolidated	(35,682)	(1.3)%	109,236	4.0%	136,545	5.0%
Bank subsidiary	65,358	2.4%	109,100	4.0%	136,375	5.0%

The Bank would be considered “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2.0%. For the Bank, this ratio would approximate the tier I capital to average total assets rate. Based on the Bank’s total assets at June 30, 2010, the tier I capital to average total assets ratio would fall below 2% if Tier I capital decreases by approximately $11 million.

Liquidity

Management continues to focus their attention on the liquidity of the Bank due to the current economic environment and capital structure of the Bank. Particular focus is being placed on the level of cash liquidity along with monitoring the other liquidity sources available including borrowing lines (fully secured by securities or loan collateral) and other assets that can be monetized including the cash surrender value of bank-owned life insurance. The Bank’s most liquid assets are cash and cash equivalents and marketable investment securities that are not pledged as collateral. The levels of these assets are dependent on operating, financing, lending, and investing activities during any given period. The Bank continues to accumulate and maintain excess cash liquidity from loan reductions and the net increase in non-brokered deposits to compensate for the limited liquidity options currently available.

The Bank’s available sources of liquidity increased $41 million to approximately $544 million at the end of June 2010, from $503 million at the end of March 2010, and have increased $332 million since the end of December 2009. The increase in available sources of liquidity for the year is attributable to $236 million in out of market certificates of deposit generated through deposit listing services, continued runoff in the loan portfolio including loan payoffs and loan amortization net of charge-offs and migration into other real estate owned of approximately $180 million, receipt of $26 million of federal tax refunds, and an increase in public customers in the FDIC Transaction Account Guarantee (“TAG”) program which results in the release of pledged investment securities. The increases were offset by a decline in traditional deposits of $28 million for the year including a decrease of $53 million in the second quarter, and maturities of $109 million in brokered deposits, including CDARS reciprocal, during the first six months of the year. Traditional deposits do not include CDARS reciprocal, brokered deposits, and out-of-market certificates of deposit generated through deposit listing services.

At June 30, 2010, the Bank’s available sources of liquidity of approximately $544 million consists of investable cash and several other liquidity sources. The investable cash of $140 million consists of interest-bearing deposits with other banks primarily at the Federal Reserve Bank. The Bank’s other liquidity sources include approximately $260 million of unpledged investments, two borrowing lines for a total capacity of approximately $136 million, fully collateralized by investment securities and commercial loans, and $8 million of redeemable bank owned life insurance policies.

The Bank currently has $60 million in brokered deposits including CDARS reciprocal which will mature in 2010 of which $57 million mature in the next 90 days. The Bank has maintained significant levels in overnight investments, which combined with normal expected repayments of loans outstanding, should provide adequate cash liquidity required to redeem these brokered deposits at maturity.

Due to the level of cash accumulated in the first half of 2010, management elected to repay $140 million in FHLB borrowings during the second quarter of 2010, which decreased the Bank’s exposure to the FHLB by approximately 28%. In addition, on July 2, 2010, the Bank paid down an additional $40 million in FHLB borrowings which decreased its exposure by another 8%, or 36% for the year.

In addition, the Bank is a participating institution in the TAG program for which the FDIC approved a Final Rule extending the expiration of the program to December 31, 2010. The TAG program provides the Bank’s deposit customers in non-interest bearing and interest-bearing NOW accounts paying fifty basis points or less (twenty-five basis points or less beginning July 1) full FDIC insurance for an unlimited amount. On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act.”) The Dodd-Frank Act permanently raises the current standard maximum deposit insurance amount to $250,000. In addition, Section 343 of the Dodd-Frank Act provides full deposit insurance for non-interest bearing transaction accounts for two years starting December 31, 2010. The insurance is unlimited for covered accounts (separate from the $250,000 standard insurance amount) and all insured depository institutions must participate. Only true non-interest bearing accounts are covered.

The assets of the holding company consist primarily of the investment in the Bank and a money market savings account held in the Bank. The primary sources of the holding company’s cash revenues are dividends from the Bank along with interest received from the money market account. The Bank is currently precluded from paying dividends pursuant to the Regulator Agreement. At June 30, 2010, the holding company had cash of approximately $837,000 and has no immediate significant cash flow needs or significant obligations that are due in the next twelve months.

Management currently anticipates that the Company’s cash and cash equivalents, expected cash flows from operations, and borrowing capacity will be sufficient to meet its anticipated cash requirements for working capital, loan originations, capital expenditures, and other obligations for at least the next twelve months.

Nasdaq Delisting

On July 26, 2010, we received a notice from the Nasdaq that its Hearings Panel denied our request for continued listing on Nasdaq. Nasdaq suspended trading of the Company’s shares effective at the open of business on Wednesday, July 28, 2010. Following the delisting from Nasdaq, the Company expects that its common stock will continue to be quoted for trade on the OTC Bulletin Board, an electronic quotation service for unlisted public securities. However, there is no assurance that an active market for the Company’s common stock will develop or be maintained. The Company’s common stock will continue to be registered with the SEC. See “Risk Factors” above.

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

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$241,107	$3,001	4.99%	$336,756	$4,437	5.28%
Real estate	1,563,003	17,754	4.56%	2,262,569	29,110	5.16%
Consumer	23,565	615	10.47%	35,576	903	10.18%
Mortgage	8,195	104	5.09%	20,409	249	4.89%
Other	803	—	—	1,065	—	—

Total loans	1,836,673	21,474	4.69%	2,656,375	34,699	5.24%
Allowance for loan losses	(120,616)			(92,619)
Securities:
U.S. government and mortgage-backed	614,512	4,554	2.97%	364,454	3,817	4.20%
State and political subdivisions:
Non-taxable	62,625	561	3.59%	100,945	1,166	4.63%
Taxable	490	8	6.55%	3,384	50	5.93%
Other	27,446	85	1.24%	30,661	123	1.61%

Total securities	705,073	5,208	2.96%	499,444	5,156	4.14%
Interest-bearing deposits with other banks	146,729	95	0.26%	225,212	143	0.25%
Federal funds sold	86	—	0.12%	303	—	—

Total interest-earning assets	2,688,561	26,777	3.99%	3,381,334	39,998	4.74%
Non-interest-earning assets:
Cash and due from banks	48,492			69,464
Other	123,238			173,269

Total non-interest-earning assets	171,730			242,733

Total assets	$2,739,675			$3,531,448

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$353,000	$352	0.40%	$332,539	$528	0.64%
Money market savings accounts	363,867	645	0.71%	586,833	2,308	1.58%
Regular savings accounts	90,461	104	0.46%	103,365	134	0.52%
Certificates of deposit > $100,000	635,370	3,298	2.08%	497,532	3,931	3.17%
Certificates of deposit < $100,000	234,484	1,281	2.19%	333,727	2,557	3.07%
CDARS Reciprocal deposits	16,227	107	2.64%	147,550	999	2.72%
Brokered CDs	102,836	592	2.31%	206,987	1,037	2.01%

Total interest-bearing deposits	1,796,245	6,379	1.42%	2,208,533	11,494	2.09%
Securities sold under agreements to repurchase	44,145	25	0.23%	60,814	37	0.24%
Short-term borrowings	112,308	61	0.22%	150,330	543	1.45%
Long-term debt	289,571	1,813	2.51%	348,220	2,227	2.57%
Junior subordinated debentures	98,264	619	2.53%	98,410	779	3.18%

Total interest-bearing liabilities	2,340,533	8,897	1.52%	2,866,307	15,080	2.11%
Non-interest-bearing demand accounts	364,930			505,412
Other non-interest-bearing liabilities	23,530			25,384

Total liabilities	2,728,993			3,397,103
Stockholders’ equity	10,682			134,345

Total liabilities and stockholders’ equity	$2,739,675			$3,531,448

Net interest income		$17,880			$24,918

Net interest spread			2.47%			2.63%
Net interest margin			2.67%			2.96%
Ratio of average interest-earning assets to average interest-bearing liabilities			114.87%			117.97%

	Six Months Ended June 30,
	2010			2009
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$247,939	$6,167	5.02%	$342,216	$9,003	5.31%
Real estate	1,620,438	36,615	4.56%	2,293,800	59,239	5.21%
Consumer	24,530	1,258	10.34%	37,312	1,862	10.06%
Mortgage	7,549	191	5.10%	22,652	505	4.50%
Other	979	—	—	1,192	—	—

Total loans	1,901,435	44,231	4.69%	2,697,172	70,609	5.28%
Allowance for loan losses	(124,801)			(92,125)
Securities:
U.S. government and mortgage-backed	554,583	7,959	2.89%	354,699	7,768	4.42%
State and political subdivisions:
Non-taxable	72,993	1,192	3.29%	99,651	2,306	4.67%
Taxable	490	16	6.58%	3,419	100	5.90%
Other	28,069	183	1.31%	30,917	264	1.72%

Total securities	656,135	9,350	2.87%	488,686	10,438	4.31%
Interest-bearing deposits with other banks	165,411	212	0.26%	126,340	169	0.27%
Federal funds sold	116	—	0.11%	12,101	12	0.20%

Total interest-earning assets	2,723,097	53,793	3.98%	3,324,299	81,228	4.93%
Non-interest-earning assets:
Cash and due from banks	48,191			66,214
Other	134,891			180,951

Total non-interest-earning assets	183,082			247,165

Total assets	$2,781,378			$3,479,339

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$359,325	$750	0.42%	$320,739	$1,045	0.66%
Money market savings accounts	368,109	1,579	0.87%	543,169	4,632	1.72%
Regular savings accounts	90,191	215	0.48%	102,434	262	0.52%
Certificates of deposit > $100,000	571,337	6,275	2.21%	488,357	7,938	3.28%
Certificates of deposit < $100,000	235,041	2,677	2.30%	333,764	5,251	3.17%
CDARS Reciprocal deposits	28,229	337	2.41%	172,383	2,256	2.64%
Brokered CDs	123,233	1,385	2.27%	207,494	2,054	2.00%

Total interest-bearing deposits	1,775,465	13,218	1.50%	2,168,340	23,438	2.18%
Securities sold under agreements to repurchase	42,172	50	0.24%	95,044	136	0.29%
Short-term borrowings	145,967	235	0.32%	210,374	1,368	1.31%
Long-term debt	303,018	3,814	2.54%	254,916	3,316	2.62%
Junior subordinated debentures	98,282	1,213	2.49%	98,428	1,700	3.48%

Total interest-bearing liabilities	2,364,904	18,530	1.58%	2,827,102	29,958	2.14%
Non-interest-bearing demand accounts	364,533			483,332
Other non-interest-bearing liabilities	24,279			24,432

Total liabilities	2,753,716			3,334,866
Stockholders’ equity	27,662			144,473

Total liabilities and stockholders’ equity	$2,781,378			$3,479,339

Net interest income		$35,263			$51,270

Net interest spread			2.40%			2.79%
Net interest margin			2.61%			3.11%
Ratio of average interest-earning assets to average interest-bearing liabilities			115.15%			117.59%

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

Rising and falling interest rate environments can have various impacts on a bank’s net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank’s various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of June 30, 2010, our cumulative interest rate gap for the period up to three months was a positive $89.9 million and for the period up to one year was a negative $242.9 million. Based solely on our interest rate gap of three months or less, our net income would be further unfavorably impacted by additional decreases in interest rates or favorably impacted by increases in interest rates. For the period three months to less than one year, our net income would be further unfavorably impacted by increases in interest rates.

The following table sets forth our estimate of maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at June 30, 2010. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Less than three months	Three months to less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with other banks	$139,454	$—	$867	$—	$140,321
Investment securities	35,488	113,038	360,280	166,747	675,553
Loans:
Commercial	131,278	40,908	39,197	22,300	233,683
Real estate	456,675	221,591	517,453	296,891	1,492,610
Consumer	7,760	4,612	8,493	2,767	23,632

Total loans held for investment	595,713	267,111	565,143	321,958	1,749,925

Mortgage loans available for sale	12,436	—	—	—	12,436

Total interest-earning assets	$783,091	$380,149	$926,290	$488,705	$2,578,235

Interest-bearing liabilities:
Savings and NOW accounts	$159,744	$195,831	$355,567	$87,581	$798,723
Certificates of deposit greater than $100,000	131,049	289,722	236,871	909	658,551
Certificates of deposit less than $100,000	49,208	112,052	68,795	707	230,762
CDARS Reciprocal deposits	10,460	3,011	2,154	—	15,625
Brokered deposits	47,027	25,646	4,354	—	77,027
Securities sold under agreements to repurchase	36,320	—	—	—	36,320
FHLB advances and other	170,680	77,098	107,938	—	355,716
Junior subordinated debentures	88,663	9,583	—	—	98,246

Total interest-bearing liabilities	$693,151	$712,943	$775,679	$89,197	$2,270,970

Interest rate gap	$89,940	$(332,794)	$150,611	$399,508	$307,265

Cumulative interest rate gap at June 30, 2010	$89,940	$(242,854)	$(92,243)	$307,265

Cumulative gap ratio at June 30, 2010	1.13	0.83	0.96	1.14

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2010, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures and internal control over financial reporting are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in our internal control over financial reporting or in other factors that occurred during the registrant’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank N.M. (formerly known as First State Bank of Taos), First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation. (19)
2.2	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (4)
2.3	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation, and Ranchers Banks. (5)
2.4	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc., and AccessBank. (6)
2.5	Agreement and Plan of Merger, dated as of October 4, 2006, by and among First State Bancorporation, MSUB, Inc., Front Range Capital Corporation, and Heritage Bank. (10)
2.6	Loan Purchase Agreement, dated July 27, 2007, by and between First Community Bank, successor by merger to Heritage Bank and CAPFINANCIAL CV2, LLC. (15)
2.7	Written Agreement, dated July 2, 2009, by and between First Community Bank, Federal Reserve Bank of Kansas City, and New Mexico Financial Institutions Division. (22)
2.8	Retention of Financial Advisor, dated August 5, 2009, by and between First State Bancorporation and Keefe, Bruyette & Woods. (23)
3.1	Restated Articles of Incorporation of First State Bancorporation. (1)
3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (3)
3.3	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (9)
3.4	Amended Bylaws of First State Bancorporation. (24)
3.5	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (18)
10.1	Executive Employment Agreement. (19)
10.2	First State Bancorporation 2003 Equity Incentive Plan. (19)
10.3	Executive Deferred Compensation Plan. (19) (Participation and contributions to this Plan have been frozen as of December 31, 2004.)

10.4	First Amendment to Executive Employment Agreement. (25)
10.5	Officer Employment Agreement. (25)
10.6	First Amendment to Officer Employment Agreement. (25)
10.7	First State Bancorporation Deferred Compensation Plan. (3)
10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (12)
10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (8)
10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (8)
10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (13)
10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (7)
10.13	Third Amendment to First State Bancorporation 2003 Equity Incentive Plan. (9)
10.14	Compensation Committee Approval and Board Ratification of Certain Executive Salaries. (11)
10.15	Fourth Amendment to First State Bancorporation 2003 Equity Incentive Plan. (16)
10.16	Second Amendment to Executive Employment Agreement (Stanford). (14)
10.17	Second Amendment to Executive Employment Agreement (Dee). (14)
10.18	Second Amendment to Executive Employment Agreement (Spencer). (14)
10.19	Second Amendment to Executive Employment Agreement (Martin). (14)
10.20	Key Executives Incentive Plan. (17)
10.21	Second Amendment to the First State Bancorporation Deferred Compensation Plan. (2)
10.22	Executive Compensation Plan of Heritage Bank. (2)
10.23	Form of Adoption Agreement for Executive compensation Plan of Heritage Bank. (2)
10.24	Executive Retirement Plan of Heritage Bank Amendment and Restatement. (2)
10.25	Form of Adoption Agreement for Executive Retirement Plan of Heritage Bank. (2)
10.26	First Amendment to the Key Executives Incentive Plan. (20)
10.27	Branch purchase agreement, dated as of March 10, 2009, by and among Great Western Bank, First Community Bank, and First State Bancorporation. (21)
14	Code of Ethics for Executives. (19)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference from Amendment 1 to First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2007.
(3)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.
(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(5)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(6)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(7)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003 (SEC file No. 333-104906).
(8)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2006.
(9)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2006.
(10)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed October 5, 2006.
(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed November 2, 2006.
(12)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on January 26, 2006.
(13)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997 (SEC file No. 333-28217).
(14)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 27, 2007.
(15)	Incorporated by reference to Exhibit 2.1 from First State Bancorporation’s Form 8-K filed on August 1, 2007.
(16)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2007.
(17)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on August 10, 2007.
(18)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2008.
(19)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended September 30, 2008.
(20)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on December 30, 2008.
(21)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2008.
(22)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 9, 2009.
(23)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on August 6, 2009.
(24)	Incorporated by reference from First State Bancorporation’s Form 10-K filed on March 31, 2010.
(25)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31. 2010.
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST STATE BANCORPORATION

Date: August 13, 2010	By:	/s/ H. Patrick Dee
H. Patrick Dee, President & Chief Executive Officer

Date: August 13, 2010	By:	/s/ Christopher C. Spencer
Christopher C. Spencer, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank N.M. (formerly known as First State Bank of Taos), First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation. (19)
2.2	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (4)
2.3	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation, and Ranchers Banks. (5)
2.4	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc., and AccessBank. (6)
2.5	Agreement and Plan of Merger, dated as of October 4, 2006, by and among First State Bancorporation, MSUB, Inc., Front Range Capital Corporation, and Heritage Bank. (10)
2.6	Loan Purchase Agreement, dated July 27, 2007, by and between First Community Bank, successor by merger to Heritage Bank and CAPFINANCIAL CV2, LLC. (15)
2.7	Written Agreement, dated July 2, 2009, by and between First Community Bank, Federal Reserve Bank of Kansas City, and New Mexico Financial Institutions Division. (22)
2.8	Retention of Financial Advisor, dated August 5, 2009, by and between First State Bancorporation and Keefe, Bruyette & Woods. (23)
3.1	Restated Articles of Incorporation of First State Bancorporation. (1)
3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (3)
3.3	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (9)
3.4	Amended Bylaws of First State Bancorporation. (24)
3.5	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (18)
10.1	Executive Employment Agreement. (19)
10.2	First State Bancorporation 2003 Equity Incentive Plan. (19)
10.3	Executive Deferred Compensation Plan. (19) (Participation and contributions to this Plan have been frozen as of December 31, 2004.)
10.4	First Amendment to Executive Employment Agreement. (25)
10.5	Officer Employment Agreement. (25)
10.6	First Amendment to Officer Employment Agreement. (25)
10.7	First State Bancorporation Deferred Compensation Plan. (3)
10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (12)
10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (8)
10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (8)
10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (13)
10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (7)
10.13	Third Amendment to First State Bancorporation 2003 Equity Incentive Plan. (9)
10.14	Compensation Committee Approval and Board Ratification of Certain Executive Salaries. (11)
10.15	Fourth Amendment to First State Bancorporation 2003 Equity Incentive Plan. (16)
10.16	Second Amendment to Executive Employment Agreement (Stanford). (14)
10.17	Second Amendment to Executive Employment Agreement (Dee). (14)
10.18	Second Amendment to Executive Employment Agreement (Spencer). (14)
10.19	Second Amendment to Executive Employment Agreement (Martin). (14)
10.20	Key Executives Incentive Plan. (17)
10.21	Second Amendment to the First State Bancorporation Deferred Compensation Plan. (2)
10.22	Executive Compensation Plan of Heritage Bank. (2)
10.23	Form of Adoption Agreement for Executive compensation Plan of Heritage Bank. (2)
10.24	Executive Retirement Plan of Heritage Bank Amendment and Restatement. (2)
10.25	Form of Adoption Agreement for Executive Retirement Plan of Heritage Bank. (2)
10.26	First Amendment to the Key Executives Incentive Plan. (20)
10.27	Branch purchase agreement, dated as of March 10, 2009, by and among Great Western Bank, First Community Bank, and First State Bancorporation. (21)
14	Code of Ethics for Executives. (19)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference from Amendment 1 to First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2007.
(3)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.
(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(5)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(6)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(7)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003 (SEC file No. 333-104906).
(8)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2006.
(9)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2006.
(10)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed October 5, 2006.
(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed November 2, 2006.
(12)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on January 26, 2006.
(13)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997 (SEC file No. 333-28217).
(14)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 27, 2007.
(15)	Incorporated by reference to Exhibit 2.1 from First State Bancorporation’s Form 8-K filed on August 1, 2007.
(16)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2007.
(17)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on August 10, 2007.
(18)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2008.
(19)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended September 30, 2008.
(20)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on December 30, 2008.
(21)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2008.
(22)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 9, 2009.
(23)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on August 6, 2009.
(24)	Incorporated by reference from First State Bancorporation’s Form 10-K filed on March 31, 2010.
(25)	Incorporated by reference from First State Bancorporation’s Form 10-Q for the quarter ended March 31, 2010.
*	Filed herewith.