Form 10-Q
period 2010-09-30
FIRST STATE BANCORPORATION
filed 2010-11-10
CIK 897861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2010.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,857,034 shares of common stock, no par value, outstanding as of November 8, 2010.

FIRST STATE BANCORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Balance Sheets

(Dollars in thousands, except share and per share amounts)

	(unaudited) September 30, 2010	December 31, 2009
Assets
Cash and due from banks	$47,658	$40,863
Interest-bearing deposits with other banks	184,923	104,938
Federal funds sold	—	144

Total cash and cash equivalents	232,581	145,945

Investment securities:
Available for sale (at fair value, amortized cost of $412,360 at September 30, 2010, and $472,737 at December 31, 2009)	416,958	473,580
Held to maturity (at amortized cost, fair value of $57,581 at December 31, 2009)	—	58,455
Non-marketable securities, at cost	27,275	30,089

Total investment securities	444,233	562,124

Mortgage loans held for sale	6,391	14,172
Loans held for investment, net of unearned interest	1,627,329	2,003,518
Less allowance for loan losses	(120,073)	(129,222)

Net loans	1,513,647	1,888,468

Premises and equipment (net of accumulated depreciation of $33,103 at September 30, 2010, and $29,934 at December 31, 2009)	30,640	34,583
Accrued interest receivable	6,448	8,106
Other real estate owned	58,455	46,503
Intangible assets (net of accumulated amortization of $5,406 at September 30, 2010, and $4,622 at December 31, 2009)	4,618	5,402
Cash surrender value of bank-owned life insurance	11,338	11,001
Net deferred tax asset	—	1,771
Income tax receivable	2,233	28,084
Other assets, net	10,851	12,408

Total assets	$2,315,044	$2,744,395

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Deposits:
Non-interest-bearing	$319,828	$350,704
Interest-bearing	1,623,842	1,683,624

Total deposits	1,943,670	2,034,328

Securities sold under agreements to repurchase	33,268	40,646
Federal Home Loan Bank advances	265,037	497,046
Junior subordinated debentures	98,209	98,319
Other liabilities	24,887	27,025

Total liabilities	2,365,071	2,697,364

Stockholders’ equity (deficit):
Preferred stock, no par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued 22,543,834 at September 30, 2010 and 22,450,391 at December 31, 2009; outstanding 20,857,034 at September 30, 2010 and 20,729,049 at December 31, 2009	223,669	223,928
Treasury stock, at cost (1,686,800 shares at September 30, 2010 and 1,721,342 at December 31, 2009)	(24,427)	(25,027)
Retained deficit	(253,867)	(152,713)
Accumulated other comprehensive income -
Unrealized gain on investment securities, net of tax	4,598	843

Total stockholders’ equity (deficit)	(50,027)	47,031

Total liabilities and stockholders’ equity (deficit)	$2,315,044	$2,744,395

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Operations

For the three and nine months ended September 30, 2010 and 2009

(unaudited)

(Dollars in thousands, except per share amounts)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Interest income:
Interest and fees on loans	$21,073	$26,777	$65,304	$97,386
Interest on marketable securities:
Taxable	3,925	3,730	12,083	11,862
Non-taxable	311	(383)	1,503	1,923
Federal funds sold	—	—	—	12
Interest-bearing deposits with other banks	75	100	287	269

Total interest income	25,384	30,224	79,177	111,452

Interest expense:
Deposits	5,525	8,552	18,743	31,990
Short-term borrowings	49	467	334	1,971
Long-term debt	1,637	2,220	5,451	5,536
Junior subordinated debentures	668	665	1,881	2,365

Total interest expense	7,879	11,904	26,409	41,862

Net interest income	17,505	18,320	52,768	69,590
Provision for loan losses	(24,200)	(52,500)	(93,400)	(116,900)

Net interest loss after provision for loan losses	(6,695)	(34,180)	(40,632)	(47,310)
Non-interest income:
Service charges	2,558	3,157	8,064	10,610
Credit and debit card transaction fees	937	871	2,684	2,867
Gain on investment securities	4,236	4,209	6,955	6,963
Gain on sale of loans	766	665	1,974	3,290
Gain on sale of Colorado branches	—	—	—	23,292
Other	443	824	1,338	2,406

Total non-interest income	8,940	9,726	21,015	49,428

Non-interest expenses:
Salaries and employee benefits	7,549	9,067	22,423	33,026
Occupancy	2,471	3,285	8,113	10,726
Data processing	1,251	1,340	3,664	4,252
Equipment	1,153	1,324	3,491	4,735
Legal, accounting, and consulting	2,449	2,489	5,155	5,432
Marketing	284	613	807	1,950
Telephone	301	426	984	1,220
Other real estate owned	5,155	2,143	19,431	3,918
FDIC insurance premiums	2,536	1,843	7,691	7,111
Penalties and interest	—	897	2	898
Amortization of intangibles	261	272	784	1,475
Other	2,526	2,841	8,241	8,968

Total non-interest expenses	25,936	26,540	80,786	83,711

Loss before income taxes	(23,691)	(50,994)	(100,403)	(81,593)
Income tax expense	—	546	751	546

Net loss	$(23,691)	$(51,540)	$(101,154)	$(82,139)

Loss per share:
Basic loss per share	$(1.14)	$(2.49)	$(4.86)	$(3.99)

Diluted loss per share	$(1.14)	$(2.49)	$(4.86)	$(3.99)

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Comprehensive Loss

For the three and nine months ended September 30, 2010 and 2009

(unaudited)

(Dollars in thousands)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Net loss	$(23,691)	$(51,540)	$(101,154)	$(82,139)
Other comprehensive loss, net of tax - unrealized holding gains (losses) on securities available for sale arising during period	(70)	2,473	6,480	3,940
Change in valuation allowance on deferred tax assets resulting from changes in unrealized holding gains on securities	(1,720)	(137)	1,483	(100)
Reclassification adjustment for gains included in net loss	(2,563)	(2,546)	(4,208)	(4,213)

Total comprehensive loss	$(28,044)	$(51,750)	$(97,399)	$(82,512)

See accompanying notes to unaudited consolidated condensed financial statements.

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the nine months ended September 30, 2010 and 2009

(unaudited)

(Dollars in thousands)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Cash flows from operating activities:
Net loss	$(101,154)	$(82,139)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	93,400	116,900
Provision for decline in value of other real estate owned	15,006	2,212
Net (gain) loss on sale of other real estate owned	(29)	205
Depreciation and amortization	4,028	5,077
Decrease in intangibles	—	8,382
Premium on deposits sold	—	(30,000)
Share-based compensation expense (benefit)	(230)	434
Gain on sale of loans	(1,974)	(3,290)
Gain on sale of investment securities available for sale	(6,955)	(6,963)
Loss on disposal of premises and equipment	6	42
Increase in bank-owned life insurance cash surrender value	(337)	(1,273)
Amortization of securities, net	6,360	1,164
Amortization of core deposit intangible	784	1,475
Mortgage loans originated for sale	(89,665)	(245,165)
Proceeds from sale of mortgage loans originated for sale	99,420	256,594
Deferred income taxes	1,701	—
Decrease in accrued interest receivable	1,658	2,819
Change in income tax receivable	25,851	—
Decrease in other assets, net	1,084	10,112
Increase (decrease) in other liabilities, net	(1,538)	4,694

Net cash provided by operating activities	47,416	41,280

Cash flows from investing activities:
Net decrease in loans	214,366	124,953
Purchases of investment securities carried at amortized cost	—	(8,700)
Maturities of investment securities carried at amortized cost	1,184	11,805
Purchases of investment securities carried at fair value	(288,181)	(387,338)
Maturities of investment securities carried at fair value	105,682	103,505
Sale of investment securities available for sale	300,742	187,143
Purchases of non-marketable securities carried at cost	(64)	(51)
Redemption of non-marketable securities carried at cost	2,878	2,297
Purchases of premises and equipment	(268)	(380)
Surrender of bank-owned life insurance	—	35,686
Proceeds from sale of and payments on other real estate owned	32,876	8,504
Proceeds from the sale of fixed assets	9	4
Net cash paid upon sale of Colorado branches	—	(81,890)

Net cash provided (used) by investing activities	369,224	(4,462)

Cash flows from financing activities:
Net increase (decrease) in interest-bearing deposits	(59,782)	117,020
Net increase (decrease) in non-interest-bearing deposits	(30,876)	19,672
Net decrease in securities sold under agreements to repurchase	(7,378)	(75,955)
Proceeds from Federal Home Loan Bank advances	270,000	430,000
Payments on Federal Home Loan Bank advances	(502,009)	(429,897)
Proceeds from common stock issued	41	488

Net cash provided by (used in) financing activities	(330,004)	61,328

Increase in cash and cash equivalents	86,636	98,146
Cash and cash equivalents at beginning of period	145,945	66,580

Cash and cash equivalents at end of period	$232,581	$164,726

(Continued)

First State Bancorporation and Subsidiary

Consolidated Condensed Statements of Cash Flows

For the nine months ended September 30, 2010 and 2009

(unaudited)

(Dollars in thousands)

(continued)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Supplemental disclosure of noncash investing and financing activities:
Additions to other real estate owned in settlement of loans	$59,274	$34,812

Loans originated through the sale of other real estate owned	$830	$728

Change in deferred tax asset for vested expired stock options	$70	$—

Transfer of fixed assets to other real estate owned	$531	$515

Transfer of fixed asset to other assets	$44

Transfer of investment securities held to maturity to investment securities available for sale	$57,280	$—

Release of common stock held in deferred compensation plan	$600

Supplemental disclosure of cash flow information:
Cash paid for interest	$25,320	$67,875

Cash received for income taxes	$26,866	$4,890

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

Our consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required for complete financial statements. In our opinion, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The Company’s Board of Directors meets monthly along with the Bank’s Board of Directors, and provides broad oversight to the Company’s business. Direct oversight of the Bank’s business, including development of strategic direction, policies, and other matters, is provided by its Board of Directors. The Bank board is composed entirely of internal management, with H. Patrick Dee, the Company’s President and Chief Executive Officer filling the positions of Chairman and Chief Executive Officer at the Bank.

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

Capital Adequacy and Regulatory Matters, Going Concern Consideration, and Management’s Plan

At September 30, 2010, the Bank’s regulatory capital status fell to “critically undercapitalized.” An institution is deemed to be “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2.0 percent. The Bank’s capital ratios are as follows: tangible equity to total assets (using end of period assets) of 1.86 percent, total risk-based capital ratio of 4.01 percent, a tier 1 risk-based capital ratio of 2.68 percent, and a leverage ratio of 1.73 percent. In order to be “adequately capitalized” under regulatory capital guidelines, the Bank generally must have a total risk-based capital ratio of 8.0 percent or greater, a Tier 1 risk-based capital ratio of 4.0 percent or greater, and a leverage ratio of 4.0 percent or greater.

Under the PCA provisions of the FDI Act, depository institutions that are “critically undercapitalized” must be placed into conservatorship or receivership within 90 days of becoming critically undercapitalized, unless the Bank’s primary federal regulatory authority (the Federal Reserve, in the case of the Bank) determines, with the concurrence of the FDIC, and documents that “other action” would better achieve the purposes of the PCA provisions. If the Bank remains critically undercapitalized on average during the calendar quarter beginning 270 days after it became critically undercapitalized, the FDI Act requires the appointment of a receiver unless the Federal Reserve, with the concurrence of the FDIC, determines that, among other things, the institution has positive net worth and the Federal Reserve and the FDIC both certify that the institution is viable and not expected to fail. In addition to the restrictions on its operations to which it is already subject (under the Directive described above and under the regulatory agreement entered into on July 2, 2009) the Bank would be prohibited from doing any of the following without the prior written approval of the FDIC: entering into material transactions outside the usual course of business; extending credit for highly leveraged transactions; amending the Bank’s charter or bylaws; making a change to accounting methods; engaging in any “covered transaction” (as defined in Section 23A of the Federal Reserve Act) with an affiliate; paying excessive compensation or bonuses; paying interest on new or renewed liabilities at a rate that would increase the Bank’s weighted average cost of funds to a level significantly exceeding the prevailing rates on interest on deposits in the Bank’s normal market areas; and making any principal or interest payment on subordinated debt beginning 60 days after becoming critically undercapitalized.

In addition, the FDIC may place further restrictions on the Bank’s activities, similar to those authorized for the FDIC in the case of “significantly undercapitalized” institutions. These additional requirements and restrictions may include, among others, a requirement for a sale of Bank shares or obligations of the Bank sufficient to return the Bank to adequately capitalized status; if grounds exist for the appointment of a receiver or conservator for the Bank, a requirement that the Bank be acquired or merged with another institution; requiring the Bank to reduce its total assets; ordering a new election of Bank directors; requiring the Bank to dismiss any senior executive officer or director who held office for more than 180 days before the Bank became undercapitalized; requiring the Bank to employ “qualified” senior executive officers; requiring First State to divest the Bank if the regulators determine that the divestiture would improve the Bank’s financial condition and future prospects; and requiring the Bank to take any other action that the FDIC determines will better carry out the purposes of the statute requiring the imposition of one or more of the restrictions described above. The regulatory provisions under which the regulatory authorities act are intended to protect depositors, the deposit insurance fund and the banking system and are not intended to protect shareholders or other investors in other securities in a bank or its holding company. The Regulators and/or the FDIC can institute other corrective measures to require additional capital and have broad enforcement powers to impose additional restrictions on operations, substantial fines and other penalties for violation of laws and regulations.

Due to the deteriorated capital level of the Bank, there is substantial doubt as to the ability of the Company to continue as a going concern. Significant additional sources of capital are required for the Company to continue operating through 2010 and beyond. Although management does not believe that the holding company, First State Bancorporation, has the ability to raise new capital; management continues to take prudent steps with respect to raising capital for the subsidiary, First Community Bank. Any such transaction is expected to result in a dilution in the holding company’s ownership of the Bank to a level that is likely to be below five percent. There can be no assurance that the Bank will be successful in raising capital.

As the Company’s financial condition has deteriorated, the Company has been under close scrutiny by its Regulators. Effective August 26, 2010, the Bank executed a Prompt Corrective Action Directive (the “Directive”) by and between the Bank and the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Directive was issued due to the Bank’s “significantly undercapitalized” status at June 30, 2010, as defined in section 208.43(b)(4) of Regulation H of the Federal Reserve for purposes of section 38 of the Federal Deposit Insurance Act, as amended (the “FDI Act”). This Directive is in addition to the formal agreement (the “Regulator Agreement”) with the Federal Reserve Bank of Kansas City and the New Mexico Financial Institutions Division (collectively, the “Regulators”) executed on July 2, 2009, and described below.

The Directive requires that within 60 days of the effective date of the Directive or such additional time as the Board of Governors may permit, the Bank, in conjunction with the Company must (1) increase the Bank’s equity in an amount sufficient to make the Bank adequately capitalized as defined in section 208.43(b)(2) of Regulation H; (2) enter into and close a contract to be acquired by a depository institution holding company or combine with another insured depository institution; or (3) take other necessary measures to make the Bank “adequately capitalized.” The Bank did not satisfy the requirements within the 60 day deadline.

The Directive also (1) restricts the Bank from making any capital distribution, including the payment of dividends; and (2) requires prior written approval from the Federal Reserve Bank of Kansas City (the “Reserve Bank”) and fulfillment of one of the requirements above, for the Bank to solicit and accept new deposit accounts or renew any time deposit bearing an interest rate that exceeds the prevailing effective rates on deposits of comparable amounts and maturities in the Bank’s market area. In accordance with the Directive, the Bank submitted an acceptable plan and timetable to the Reserve Bank to conform the rates of interest paid on all existing non-time deposit accounts to the prevailing effective rates on deposits of comparable amounts in the Bank’s market area.

The Reserve Bank may, in its sole discretion, grant written extensions of time to the Bank to comply with any provision of the Directive.

Because the Bank, in conjunction with the Company, failed to meet or satisfy the requirements of the Directive, the Federal Reserve, in concurrence with the FDIC, can take further regulatory enforcement actions against the Bank at any time; however, neither the Federal Reserve nor the FDIC have taken further action.

Under the terms of the Regulator Agreement, executed on July 2, 2009, the Company and the Bank agreed, among other things, to engage an independent consultant acceptable to the Regulators to assess the Bank’s management and staffing needs, assess the qualifications and performance of all officers of the Bank, and assess the current structure and compositions of the Bank’s board of directors and its committees. In addition, within 60 days of the Regulator Agreement, the Company and/or the Bank was required to submit a written plan to strengthen lending and credit risk management practices and improve the Bank’s position regarding past due loans, problem loans, classified loans, and other real estate owned; maintain sufficient capital at the Bank, holding company and the consolidated level; improve the Bank’s earnings and overall condition; and improve management of the Bank’s liquidity position, funds management process, and interest rate risk management. The Company and/or the Bank have also agreed to maintain an adequate allowance for loan and lease losses; charge-off or collect assets classified as “loss” in the Report of Examination that have not been previously collected or charged off; not to pay any dividends; not to distribute any interest, principal or other sums on trust preferred securities; not to issue, increase or guarantee any debt; not to purchase or redeem any shares of the Company’s stock; and not to accept any new brokered deposits, even if the Bank is considered well capitalized. Within 30 days of the Regulator Agreement, the Bank was required to submit a written plan to the Regulators for reducing its reliance on brokered deposits.

The Board of Directors of the Company and the Bank was also required to appoint a Compliance Committee to monitor and coordinate the Company’s and the Bank’s compliance with the provisions of the Regulator Agreement, obtain prior approval for the appointment of new directors, the hiring or change in responsibilities of senior executive officers, and to comply with restrictions on severance payments and indemnification payments to institution affiliated parties.

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

During the second quarter the Company initiated a repurchase offer for all of the outstanding trust preferred securities issued by the holding company at a significant discount to par value as part of a plan to raise capital. The repurchase of substantially all of the trust preferred securities was considered to be a key element toward successfully recapitalizing the Company. The trust preferred security holders did not accept the offers and the offers expired in early July and were not extended. Consequently, Bank management is in direct discussions with potential investors regarding a potential investment directly in the Bank. If the Bank raises capital independently from the Company, any such transaction is expected to result in a dilution in the Company’s ownership of the Bank to a level that is likely to be below five percent. There can be no assurance that the Company will be successful in raising capital at the Bank or the holding company.

The FDIC’s definitions for “significantly undercapitalized” and “critically undercapitalized” do not apply to bank holding companies, so the Company remains “undercapitalized” despite the continued deterioration of the ratios. At the current time, the Company’s “undercapitalized” classification has no immediate impact on its day-to-day operations because the holding company has no immediate significant cash flow needs or significant obligations that are due in the next twelve months. In addition, the prompt corrective actions required by the Regulators are directed at the Bank. The Bank is currently subject to the prompt supervisory and regulatory actions pursuant to the FDIC Improvement Act of 1991.

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

As of September 30, 2010	Actual		For capital adequacy purposes		To be considered well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Consolidated	$(59,243)	(3.7)%	$128,184	8.0%	$160,230	10.0%
Bank subsidiary	64,105	4.0%	127,926	8.0%	159,907	10.0%
Tier I capital to risk-weighted assets:
Consolidated	(59,243)	(3.7)%	64,092	4.0%	96,138	6.0%
Bank subsidiary	42,881	2.7%	63,963	4.0%	95,944	6.0%
Tier I capital to average total assets:
Consolidated	(59,243)	(2.4)%	99,234	4.0%	124,043	5.0%
Bank subsidiary	42,881	1.7%	99,105	4.0%	123,881	5.0%

Liquidity

Management continues to focus significant attention on the overall liquidity position of the Bank due to the current economic environment and capital structure of the Bank with particular focus on the level of cash liquidity along with monitoring the other liquidity sources available to us including a borrowing line (fully secured by securities) and other assets that can be monetized including the cash surrender value of bank-owned life insurance. The Bank’s most liquid assets are cash and cash equivalents and marketable investment securities that are not pledged as collateral. The levels of these assets are dependent on operating, financing, lending, and investing activities during any given period. The Bank continues to accumulate and maintain cash liquidity from loan reductions and investment activity to compensate for the limited off balance sheet liquidity options currently available.

The Bank’s total liquidity position decreased $156 million to approximately $388 million at September 30, 2010, from $544 million at June 30, 2010, and increased $176 million since December 31, 2009. The increase in total liquidity for the year is attributable to $256 million in out of market certificates of deposit generated through deposit listing services, continued runoff in the loan portfolio including loan payoffs and loan amortization net of charge-offs and migration into other real estate owned of approximately $270 million, receipt of $26 million of federal tax refunds, and an increase in public customers in the FDIC Transaction Account Guarantee (“TAG”) program which results in the release of pledged investment securities. The increases were offset by a decline in in-market non-brokered deposits of $181 million for the year including a decrease of $153 million in the third quarter, maturities of $166 million in brokered deposits including CDARS reciprocal during the first nine months of the year, and the loss of our ability to access the Federal Reserve Discount window due to the Bank’s classification as “critically undercapitalized.”

The decrease in in-market non-brokered deposits during 2010 is partially due to a reduction in the level of public entity deposits which have declined $67 million since December 31, 2009, including a decline of $75 million in the quarter ended September 30, 2010. To the extent the public entity deposits are not insured under TAG, these deposits are required to be fully collateralized with investment securities and declines do not reduce our overall liquidity. In addition, one of our larger deposit customers reduced their deposit levels by $22 million during the third quarter.

Due to the level of cash in excess of that needed to support branch operations accumulated in the first nine months of 2010, the Bank has repaid $230 million in FHLB borrowings during 2010 including $90 million during the third quarter of 2010, which has decreased its exposure to the FHLB by approximately 47% for the year. The election to pay down the $90 million in the third quarter negatively impacted our liquidity by approximately $50 million as the FHLB only released $40 million in collateral as a result of the pay downs.

At September 30, 2010, the Bank’s total liquidity position of approximately $388 million consists of cash liquidity and several other liquidity sources. The cash liquidity of $185 million consists of excess investable cash included in interest-bearing deposits with other banks, primarily at the Federal Reserve Bank. The Bank’s other liquidity sources include approximately $175 million of unpledged investments, a borrowing line with a total capacity of approximately $20 million, fully collateralized by investment securities, and $8 million of redeemable bank owned life insurance policies. The Bank’s excess investable cash and unpledged investments currently make up 16% of total assets compared to 8% a year ago. Management continues to believe it is prudent to operate with the higher levels of excess cash and investment securities in the near term.

The Bank currently has $36 million in brokered deposits including CDARS reciprocal of which $3 million mature in the next 90 days and the remainder mature in 2011. The Bank has maintained significant levels in overnight investments, which combined with normal expected repayments of loans outstanding, should provide adequate cash liquidity required to redeem these brokered deposits at maturity as we do not have the ability to renew these brokered deposits.

The Bank is a participating institution in the TAG program which has been extended by the FDIC to December 31, 2010. The TAG program provides our deposit customers in non-interest bearing and interest-bearing NOW accounts paying twenty-five basis points or less full FDIC insurance for an unlimited amount. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act permanently raised the standard maximum deposit insurance amount to $250,000 and provides unlimited insurance for non-interest bearing accounts through 2012; however, interest-bearing NOW accounts will no longer qualify. The Bank currently has approximately $195 million in interest-bearing NOW accounts that will no longer qualify for an unlimited amount under the program effective January 1, 2011, of which approximately $156 million are public entity deposits that will need to be collateralized, reducing the level of unpledged investment securities.

The assets of the holding company consist primarily of the investment in the Bank and a money market savings account held in the Bank. The primary sources of the holding company’s cash revenues are dividends from the Bank along with interest received from the money market account. The Bank is currently precluded from paying dividends pursuant to the Regulator Agreement. At September 30, 2010, the holding company had cash of approximately $459,000 and has no immediate significant cash flow needs or significant obligations that are due in the next twelve months.

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

The following is a reconciliation of the numerators and denominators of basic and diluted loss per share for the three and nine months ended September 30:

	Three Months Ended September 30,
	2010			2009
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except share and per share amounts)
Basic EPS:
Net loss	$(23,691)	20,857,034	$(1.14)	$(51,540)	20,660,518	$(2.49)

Effect of dilutive securities
Options	—	—		—	—

Diluted EPS:
Net loss	$(23,691)	20,857,034	$(1.14)	$(51,540)	20,660,518	$(2.49)

Due to the net loss for the three-month periods ended September 30, 2010 and 2009, approximately 791,845 and 1,369,196 weighted-average stock options outstanding, respectively, were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been antidilutive.

	Nine Months Ended September 30,
	2010			2009
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except share and per share amounts)
Basic EPS:
Net loss	$(101,154)	20,816,628	$(4.86)	$(82,139)	20,579,984	$(3.99)

Effect of dilutive securities
Options	—	—		—	—

Diluted EPS:
Net loss	$(101,154)	20,816,628	$(4.86)	$(82,139)	20,579,984	$(3.99)

Due to the net loss for the nine-month periods ended September 30, 2010 and 2009, approximately 869,136 and 1,488,713 weighted-average stock options outstanding, respectively, were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been antidilutive.

4. Investment Securities

Following is a summary of amortized cost and approximate fair value of investment securities:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Dollars in thousands)
As of September 30, 2010
Obligations of the U.S. government agencies—Available for sale	$5,560	$268	$—	$5,828
Mortgage-backed securities (residential):
Pass-through certificates—Available for sale	61,717	1,029	—	62,746
Collateralized mortgage obligations—Available for sale	303,067	4,154	533	306,688
Obligations of states and political subdivisions—Available for sale	42,016	745	1,065	41,696
Federal Home Loan Bank stock	23,168	—	—	23,168
Federal Reserve Bank stock	3,972	—	—	3,972
Bankers’ Bank of the West stock	135	—	—	135

Total	$439,635	$6,196	$1,598	$444,233

As of December 31, 2009
Obligations of U.S. government agencies—Available for sale	$5,571	$—	$116	$5,455
Mortgage-backed securities (residential):
Pass-through certificates:
Available for sale	98,007	594	177	98,424
Held to maturity	21,804	693	—	22,497
Collateralized mortgage obligations:
Available for sale	315,668	1,452	2,021	315,099
Held to maturity	2,348	—	703	1,645
Obligations of states and political subdivisions:
Available for sale	53,491	1,456	345	54,602
Held to maturity	34,303	136	1,000	33,439
Federal Home Loan Bank stock	23,103	—	—	23,103
Federal Reserve Bank stock	6,851	—	—	6,851
Bankers’ Bank of the West stock	135	—	—	135

Total	$561,281	$4,331	$4,362	$561,250

The amortized cost and estimated fair value of investment securities at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Within one year:
Available for sale	$1,447	$1,475
One through five years:
Available for sale	13,863	14,433
Five through ten years:
Available for sale	8,943	9,185
After ten years:
Available for sale	23,324	22,431
Mortgage-backed securities (residential)(a)	61,717	62,746
Collateralized mortgage obligations(a)	303,066	306,688
Federal Home Loan Bank stock	23,168	23,168
Federal Reserve Bank stock	3,972	3,972
Bankers’ Bank of the West stock	135	135

Total	$439,635	$444,233

(a)	Substantially all of the Company’s mortgage-backed securities are due in 10 years or more based on contractual maturity. The estimated weighted average life, which reflects anticipated future prepayments, is approximately 2.8 years for pass-through certificates and 1.7 years for collateralized mortgage obligations.

Marketable securities available for sale with a fair value of approximately $223.9 million were pledged to collateralize deposits as required by law and for other purposes including collateral for securities sold under agreements to repurchase, FHLB borrowings, and federal funds lines at September 30, 2010.

Proceeds from sales of investments in debt securities for the nine months ended September 30, 2010 were $300.7 million. Gross losses realized were zero for the nine months ended September 30, 2010. Gross gains realized were approximately $7.0 million for the nine months ended September 30, 2010. The Company calculates gain or loss on sale of securities based on the specific identification method.

The unrealized losses on investment securities are caused by fluctuations in market interest rates. The majority of the gross unrealized losses as of September 30, 2010 have been in an unrealized loss position for less than 12 months as summarized in the table below. We have approximately 16 investment positions that are in an unrealized loss position. The underlying cash obligations of Ginnie Mae securities are guaranteed by the U.S. government. The securities are purchased by the Company for their economic value. Because the decrease in fair value is primarily due to market interest rates, projected cash flows are expected to be in excess of amortized cost, and because the Company has the intent and ability to hold these investments until a market price recovery, or maturity of the securities, the Company has concluded that the investments are not considered other-than-temporarily impaired.

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

	Less than twelve months		Greater than twelve months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2010	(Dollars in thousands)
Obligations of the U.S. government agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities (residential)	—	—	—	—	—	—
Collateralized mortgage obligations	46,940	290	1,767	243	48,707	533
Obligations of states and political subdivisions	4,000	1,000	3,072	65	7,072	1,065

Total	$50,940	$1,290	$4,839	$308	$55,779	$1,598

As of December 31, 2009
Obligations of the U.S. government agencies	$5,455	$116	$—	$—	$5,455	$116
Mortgage-backed securities (residential)	39,876	177	—	—	39,876	177
Collateralized mortgage obligations	133,012	1,744	6,265	980	139,277	2,724
Obligations of states and political subdivisions	5,680	1,045	4,350	300	10,030	1,345

Total	$184,023	$3,082	$10,615	$1,280	$194,638	$4,362

5. Loans and Allowance for Loan Losses

Following is a summary of loans and non-performing loans by major categories:

	Loans		Non-Performing Loans
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Commercial	$210,687	$259,353	$18,474	$13,037
Consumer and other	21,652	28,202	2,589	5,893
Real estate – commercial	829,412	883,598	77,651	70,065
Real estate – one to four family	155,054	187,085	14,109	22,497
Real estate – construction	410,524	645,280	146,457	146,197

Loans held for investment	1,627,329	2,003,518	259,280	257,689
Mortgage loans available for sale	6,391	14,172	—	—

Total loans	$1,633,720	$2,017,690	$259,280	$257,689

The Company’s loans are currently concentrated in New Mexico, Colorado, Utah, and Arizona. The loan portfolio is heavily concentrated in real estate at approximately 86%. Similarly, the Company’s potential problem loans are concentrated in real estate loans, specifically the real estate construction category. These real estate construction loans are considered to be the loans with the highest risk of loss. Real estate construction loans comprise approximately 25.1% of the total loans of the Company. Of the $410.5 million of real estate construction loans, approximately 35% are related to residential construction and approximately 65% are for commercial purposes or vacant land. Approximately 64% of our real estate construction loans are in New Mexico, approximately 18% are in Colorado, approximately 16% are in Utah and approximately 2% are in Arizona.

The following is a summary of the real estate construction loans by type:

	Construction Loans September 30, 2010
	(Dollars in thousands)
	Total	% of Total	$ Non- Performing	% Non- Performing	$ Delinquent	% Delinquent	YTD Charge Offs Net of Recoveries
1-4 family vertical construction	$25,286	6%	$16,509	65.3%	$2,009	1.4%	$7,200
1-4 family lots and lot development	119,024	29	46,857	39.4	1,813	1.2	24,062
Commercial owner occupied	5,470	2	683	12.5	—	—	539
Commercial non-owner occupied (land development and vertical construction)	116,110	28	47,979	41.3	1,542	1.1	18,635
Vacant land	144,634	35	34,429	23.8	3,999	2.7	14,657

Total	$410,524	100%	$146,457	35.7%	$9,363	6.4%	$65,093

	Construction Loans December 31, 2009
	(Dollars in thousands)
	Total	% of Total	$ Non-Performing	% Non-Performing	$ Delinquent	% Delinquent	YTD Charge Offs Net of Recoveries
1-4 family vertical construction	$63,464	10%	$24,098	38.0%	$11,548	18.2%	$16,185
1-4 family lots and lot development	180,749	28	61,169	33.8	7,534	4.2	31,189
Commercial owner occupied	18,535	3	2,117	11.4	—	—	13
Commercial non-owner occupied (land development and vertical construction)	217,879	33	34,117	15.7	16,238	7.5	13,125
Vacant land	164,653	26	24,696	15.0	1,861	1.1	19,301

Total	$645,280	100%	$146,197	22.7%	$37,181	5.8%	$79,813

The increase in non-performing loans relates to various small-to medium-sized loans. At September 30, 2010, the non-performing loans included approximately 360 borrower relationships. The largest borrower relationships are loans for acquisition and development of residential lots. The 24 largest, with balances ranging from $2.7 million to $15.2 million, comprise $137.1 million, or 53%, of the total non-performing loans and have balances of $66.2 million in New Mexico, $32.4 million in Colorado, and $38.5 million in Utah. The $137.1 million is net of partial charge-offs of $34.5 million, the majority of which occurred in 2010. The allowance for loan losses on these loans totaled $16.4 million at September 30, 2010. These 24 loans are collateralized by partially developed lots, developed lots and vertical construction. No other non-performing borrower relationship is greater than 1% of the total non-performing loans.

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

The following summarizes impaired loans, which include troubled debt restructurings (“TDR’s”) at September 30, 2010 and December 31, 2009.

(Dollars in thousands)	September 30, 2010	December 31, 2009
TDR’s – non-performing loans	$47,099	$—
TDR’s – performing loans	11,816	—

Total TDR’s	58,915	—
Non TDR’s – non-performing loans	212,181	257,689

Total impaired loans	$271,096	$257,689

A TDR is a formal restructuring of a loan where the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including a reduction in the stated interest rate, reduction in the loan balance or accrued interest, and extension of the maturity date. TDR’s can involve loans remaining on non-accrual, moving to non-accrual, or continuing on accruing status, depending on the individual facts and circumstances of the borrower. Generally, a non-accrual loan that is restructured remains on non-accrual for a period of six months to demonstrate the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains classified as a non-accrual loan. TDR’s are evaluated in accordance with ASC Topic 310-10-40, “Troubled Debt Restructurings by Creditors.” At September 30, 2010 there were commitments to advance funds on TDR’s of approximately $280,000.

The allowance recorded on total impaired loans in accordance with ASC Section 310-10-35, “Subsequent Measurement” of ASC Topic 310, “Receivables” was approximately $33.6 million and $24.5 million at September 30, 2010 and December 31, 2009, respectively.

We utilize external appraisals to determine the fair value of the collateral for all real estate related loans. Appraisals are obtained upon origination of real estate loans. Updated real estate appraisals are generally obtained at the time a loan is classified as a non-performing asset and determined to be impaired, unless a current appraisal is already on file. New appraisals for impaired loans are obtained annually thereafter or sooner if circumstances indicate that a significant change in value has occurred. Due to the potential for real estate values to change rapidly, appraised values for real estate are discounted to account for deteriorating real estate markets. These discounts consider economic differences that exist in the various markets we serve as well as differences experienced by type of loan and collateral and typically range from 0% to 30% depending on the circumstances surrounding each individual loan. A larger discount may be applied to stale dated appraisals where a current appraisal has been ordered but not yet received. For loans secured by other types of assets such as inventory, equipment, and receivables, the values are typically established based on current financial information of the borrower after applying discounts, usually 50% to 100% for stale dated financial information; however, only 7.7% of our non-performing loans as of September 30, 2010 are secured by collateral other than real estate.

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

The following is a summary of changes to the allowance for loan losses:

	Nine months ended September 30, 2010	Year ended December 31, 2009	Nine months ended September 30, 2009
	(Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
Balance beginning of period	$129,222	$79,707	$79,707
Allowance related to loans sold	—	(7,747)	(7,747)
Provision charged to operations	93,400	162,600	116,900
Loans charged-off	(104,767)	(107,506)	(75,812)
Recoveries	2,218	2,168	1,555

Balance end of period	$120,073	$129,222	$114,603

The allowance for loan losses was 7.38%, 6.45% and 5.41% of total loans held for investment at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.

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

Securities available for sale – Securities available for sale are recorded at fair value on a recurring basis. For the majority of securities, the Company obtains fair value measurements from Interactive Data Corporation (“IDC”), an independent pricing service. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are based on pricing models that vary by asset class and incorporate available trade, bid, and other market information. Because many fixed income securities do not trade on a daily basis, the pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Models are used to assess interest rate impact and develop prepayment scenarios. Relevant credit information, perceived market movements, and sector news are integrated into the pricing applications and models. Securities that are priced using these types of inputs are classified within Level 2 of the valuation hierarchy. Pricing as received from

IDC is reviewed for reasonableness each quarter. In addition, the Company obtains pricing on select securities from Bloomberg and compares this pricing to the pricing obtained from IDC. No significant differences have been found. The Company has four securities consisting of municipal bonds that are classified within level 3 of the valuation hierarchy. These four bonds have a par value of $21.0 million, weighted average coupon of 7.58%, and remaining weighted average lives of 22.86 years. The estimated fair value of these securities totaling $20.0 million is calculated by discounting scheduled or anticipated cash flows through maturity using current rates at which similar bonds would be entered into based on current market conditions, equivalent estimated average lives, and additional credit risk premiums to incorporate associated credit risk.

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

Impaired loans – Impaired loans are reported at the present value of the estimated cash flow of expected repayments discounted using the loan’s contractual interest rate or at the fair value of the underlying collateral less estimated selling costs when it is determined that the source of repayment is dependent on the underlying collateral. External appraisals are used to determine the fair value of the collateral for all real estate related loans. Appraisals are obtained upon origination of real estate loans. Updated real estate appraisals are generally obtained at the time a loan is classified as a non-performing asset and determined to be impaired, unless a current appraisal is already on file. New appraisals for impaired loans are obtained annually thereafter or sooner if circumstances indicate that a significant change in value has occurred. Due to the potential for real estate values to change rapidly, appraised values for real estate are discounted to account for deteriorating real estate markets. These discounts consider economic differences that exist in the various markets we serve as well as differences experienced by type of loan and collateral and typically range from 0% to 30% depending on the circumstances surrounding each individual loan. A larger discount may be applied to stale dated appraisals where a current appraisal has been ordered but not yet received. For loans secured by other types of assets such as inventory, equipment, and receivables, the values are typically established based on current financial information of the borrower after applying discounts, usually 50% to 100% for stale dated financial information; however only 7.7% of our non-performing loans as of September 30, 2010 are secured by collateral other than real estate. Appraisals with discounts up to 10% are considered Level 2 inputs. Appraisals with discounts greater than 10% and the internally developed estimates, including discounted estimated cash flows of expected repayments are considered Level 3 inputs.

Loans held for sale – These loans are reported at the lower of cost or fair value, less costs to sell. Fair value is determined based on expected proceeds based on sales contracts and commitments. At September 30, 2010 and December 31, 2009, all of the Company’s loans held for sale are carried at cost, as generally, cost is less than the price at which the Company commits to sell the loan to the permanent investor.

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

Deposits – The estimated fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market deposits, approximates the amounts payable on demand at September 30, 2010 and December 31, 2009. The fair value of fixed maturity certificates of deposit is estimated by discounting the future contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

Securities sold under agreements to repurchase and federal funds purchased – The carrying value of securities sold under agreements to repurchase and federal funds purchased, which reset frequently to market interest rates, approximates fair value.

FHLB advances and other – Fair values for FHLB advances and other are estimated based on the current rates offered for similar borrowing arrangements at September 30, 2010.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial Assets	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Securities available for sale:

Obligations of U.S. government agencies:	$5,828	$—	$5,828	$—
Mortgage-backed securities (residential):
FHLMC	635	—	635	—
FNMA	61	—	61	—
GNMA	362,522	—	362,522	—
Other	6,216	—	6,216	—
Obligations of states and political Subdivisions	41,696	—	21,723	19,973

Total securities available for sale	$416,958	$—	$396,985	$19,973

(Dollars in thousands)	Balance 12/31/2009	Total net gains (losses) included in net Income	Total net gains (losses) included in other comprehensive income	Purchases, sales, issuances and settlements, net	Net transfers into and/ or out of Level 3	Balance 09/30/2010	Net unrealized gains (losses) included in net income related to assets and liabilities held at period end
Securities available for sale:
Obligations of states and political subdivisions (a) (b)	$—	$—	$(1,000)	$(8,427)	$20,973	$19,973	$—

Total securities available for sale	$—	$—	$(1,000)	$(8,427)	$20,973	$19,973	$—

(a)	Classified as Level 3 securities in 2010 due to the reclassification from the held to maturity portfolio to the available for sale portfolio where assets are measured at fair value on a recurring basis.
(b)	The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer.

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

	Carrying value at September 30, 2010				Period ended September 30, 2010
	(Dollars in thousands)
	Total	Level 1	Level 2	Level 3	Total Losses
Impaired loans including accruing TDR’s	$271,096	$—	$122,100	$148,996	$111,702	(1)
Other real estate owned(2)	$58,455	$—	$44,571	$13,884	$15,006	(3)

					$126,708

(1)	Total losses on impaired loans represents the sum of charge offs, net of recoveries, of $102.5 million, plus the increase in specific reserves of $9.2 million for the nine month period ended September 30, 2010.
(2)	Represents the fair value of other real estate owned that is measured at fair value less costs to sell.
(3)	Represents write-downs during the period of other real estate owned subsequent to the initial classification as a foreclosed asset.

The table below is a summary of fair value estimates as of September 30, 2010, and December 31, 2009, for financial instruments. This table excludes financial instruments that are recorded at fair value on a recurring basis.

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$232,581	$232,581	$145,945	$145,945
Marketable securities held to maturity	—	—	58,455	57,581
Federal Home Loan Bank, Federal Reserve Bank, and Bankers’ Bank of the West stock	27,275	27,275	30,089	30,089
Loans, net	1,513,647	1,546,690	1,888,468	1,902,352
Accrued interest receivable	6,448	6,448	8,106	8,106
Cash surrender value of bank-owned life insurance	11,338	11,338	11,001	11,001
Financial liabilities:
Deposits	1,943,670	1,965,573	2,034,328	2,041,898
Securities sold under agreements to repurchase	33,628	33,628	40,646	40,646
FHLB advances	265,037	268,608	497,046	502,792
Junior subordinated debentures	98,209	98,209	98,319	98,319

7. Guarantees and Commitments

In the normal course of business, various commitments and contingent liabilities are outstanding, such as standby letters of credit and commitments to extend credit. These financial instruments with off-balance sheet risk are not reflected in the consolidated financial statements.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit amounting to $115.0 million were outstanding at September 30, 2010.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Standby letters of credit amounting to $9.3 million were outstanding at September 30, 2010.

The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

8. Income Taxes

Income tax expense of $751,000 for the nine months ended September 30, 2010, was primarily due to the impact of finalizing the 2009 tax return during the second quarter of 2010. There was no income tax expense (benefit) for the three months ended September 30, 2009, as the net operating loss and other net deferred tax assets were fully offset by a deferred tax asset valuation allowance. Income tax expense of $546,000 for the three and nine months ended September 30, 2009 is due to the limitation of our net operating loss carryback for alternative minimum tax purposes. ASC Topic 740, “Income Taxes” requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if based on the available evidence, it is more likely than not that such assets will be not be realized. The valuation allowance at September 30, 2010, December 31, 2009, and September 30, 2009 was $69.3 million, $61.7 million and $65.1 million, respectively.

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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. These factors are included in our Form 10-K for the year ended December 31, 2009, and updated in our Form 10-Q for the period ended June 30, 2010, as filed with the Securities and Exchange Commission.

Consolidated Condensed Balance Sheets

Our total assets decreased by $429 million from $2.744 billion as of December 31, 2009, to $2.315 billion as of September 30, 2010. The decrease in total assets is primarily due to a $384 million decrease in loans held for investment, due to continued runoff in the loan portfolio including loan payoffs and loan amortization. Total deposits decreased by $90.7 million, from $2.034 billion at December 31, 2009, to $1.944 billion at September 30, 2010. Traditional deposits, which exclude CDARS reciprocal deposits, brokered deposits and out-of-market certificates of deposit generated through deposit listing services, decreased by $180.5 million, including a decrease of $152.3 million in the third quarter. Brokered deposits and CDARS reciprocal deposits decreased by $166.3 million and we generated $256 million in out-of-market certificates of deposit through deposit listing services during the first nine months of the year. FHLB advances decreased by $232 million from December 31, 2009, as we elected to pay off advances with accumulated cash.

The following table presents the amounts of our loans, by category, at the dates indicated:

	September 30, 2010		December 31, 2009		September 30, 2009
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$210,687	12.9%	$259,353	12.8%	$263,918	12.4%
Real estate-commercial	829,412	50.8%	883,598	43.8%	893,463	42.1%
Real estate-one- to four-family	155,054	9.5%	187,085	9.3%	203,749	9.6%
Real estate-construction	410,524	25.1%	645,280	32.0%	725,707	34.1%
Consumer and other	21,652	1.3%	28,202	1.4%	30,430	1.4%
Mortgage loans available for sale	6,391	0.4%	14,172	0.7%	8,525	0.4%

Total	$1,633,720	100.0%	$2,017,690	100.0%	$2,125,792	100.0%

The following table represents customer deposits, by category, at the dates indicated:

	September 30, 2010		December 31, 2009		September 30, 2009
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Non-interest-bearing	$319,828	16.5%	$350,704	17.2%	$389,672	18.1%
Interest-bearing demand	362,157	18.6%	353,705	17.4%	336,950	15.7%
Money market savings accounts	281,074	14.5%	381,566	18.8%	390,288	18.1%
Regular savings	89,649	4.6%	88,044	4.3%	90,008	4.2%
Certificates of deposit less than $100,000	221,193	11.4%	232,852	11.5%	237,932	11.1%
Certificates of deposit greater than $100,000	634,184	32.6%	425,739	20.9%	430,758	20.0%
CDARS Reciprocal deposits	5,585	0.3%	56,741	2.8%	97,271	4.5%
Brokered deposits	30,000	1.5%	144,977	7.1%	178,804	8.3%

Total	$1,943,670	100.0%	$2,034,328	100.0%	$2,151,683	100.0%

Consolidated Results of Operations

Our net loss for the three months ended September 30, 2010 was $23.7 million, or $(1.14) per diluted share, compared to a net loss of $51.5 million or $(2.49) per diluted share for the same period in 2009. Our net loss for the nine months ended September 30, 2010 was $101.2 million, or $(4.86) per diluted share, compared to a net loss of $82.1 million or $(3.99) per diluted share for the same period in 2009. The net loss for the three and nine months ended September 30, 2010 resulted primarily from the provisioning for loan losses due to charge-offs and continued migration of loans to non-performing status and write-downs of other real estate owned, due principally to the continued difficult economic environment. The net loss for the three and nine months ended September 30, 2009 resulted primarily from the significant provision for loan losses due to the level of non-performing assets and increased charge-offs. The loss for the nine months ended September 30, 2009 was mitigated by the gain on the sale of our Colorado branches of $23.3 million in June 2009.

Our net interest income decreased approximately $815,000 to $17.5 million for the three months ended September 30, 2010, compared to $18.3 million for the same period in 2009. This decrease was composed of a $4.8 million decrease in total interest income, partially offset by a $4.0 million decrease in total interest expense.

The decrease in total interest income was composed of a decrease of $660,000 due to a 0.07% decrease in the yield on average interest-earning assets, and a decrease of $4.2 million due to decreased average interest earning assets of $421.6 million. The decrease in average earning assets occurred primarily in loans, due to loan payoffs and loan amortization, partially offset by an increase in average investment securities.

The decrease in total interest expense was composed of a decrease of $952,000 million due to a 0.51% decrease in the cost of interest-bearing liabilities, and a decrease of $3.1 million due to decreased average interest-bearing liabilities of $254,000 million. The decrease in average interest-bearing liabilities occurred primarily in average short-term borrowings and long-term debt as we paid off FHLB advances with excess accumulated cash.

Our net interest income decreased approximately $16.8 million to $52.8 million for the nine months ended September 30, 2010, compared to $69.6 million for the same period in 2009. This decrease was composed of a $32.3 million decrease in total interest income, partially offset by a $15.5 million decrease in total interest expense.

The decrease in total interest income was composed of a decrease of $10.8 million due to a 0.68% decrease in the yield on average interest-earning assets, and a decrease of $21.5 million due to decreased average interest earning assets of $540.7 million. The decrease in average earning assets occurred primarily in loans, due primarily to our Colorado branch sale on June 26, 2009, combined with loan payoffs and loan amortization, partially offset by an increase in average investment securities.

The decrease in total interest expense was composed of a decrease of $5.0 million due to a 0.54% decrease in the cost of interest-bearing liabilities, and a decrease of $10.5 million due to decreased average interest-bearing liabilities of $392.0 million. The decrease in average interest-bearing liabilities occurred primarily in average interest-bearing deposits, due to the sale of our Colorado branches on June 26, 2009. Average short-term borrowings also decreased, as we paid off FHLB advances with excess accumulated cash.

Our net interest margin was 2.84% and 2.68% for the three and nine months ended September 30, 2010, respectively. The net interest margins for the three and nine months ended September 30, 2009 were 2.53% and 2.93%, respectively. The net interest margin for the three months ended June 30, 2010 was 2.67%. The increase in the net interest margin for the three month period ended September 2010 compared to the three month period ended September 2009 is primarily due to approximately $1.5 million of accrued interest reversed on two Colorado metropolitan municipal district bonds in the third quarter of 2009 which negatively impacted the three month period ended September 2009 by 21 basis points. In addition, the net interest margin has shown signs of improvement recently due to increased rates on loan renewals and the continued decline in our overall cost of deposits. The decrease in the net interest margin for the nine month period ended September 30, 2010 compared to the same period in 2009 is primarily due to the continued increase in non-performing assets, repositioning of the investment portfolio, and a conscious effort to continue carrying the high levels of interest bearing cash and investment securities over the last fifteen months to maintain on balance sheet liquidity.

The significant level of non-performing loans has continued to put pressure on our net interest margin. The margin compression is a direct result of reversals of accrued interest on loans moving to non-accrual status during the period as well as the inability to accrue interest on the respective loans going forward, ultimately resulting in an earning asset with a zero yield. Non-accrual loans totaled $259 million at September 30, 2010, up from $229 million at September 30, 2009. Non-accrual loans at September 30, 2010, declined slightly from June 30, 2010, which totaled $269 million. Non-accrual loans currently make up 11% of interest earning assets compared to 8% a year ago.

The repositioning of the investment portfolio has contributed to the margin compression as we have sold a significant portion of the investment portfolio with higher yields over the last eighteen months in order to monetize gains in the investment portfolio. We have replaced the investments sold with GNMA investments which are 0% risk weighted for regulatory capital purposes, and continue to be purchased at lower yields due to the current rate environment and our continued focus on shorter average life investments in anticipation of rates increasing over the next 12 to 24 months. In addition, during the third quarter of 2009, we classified two Colorado metropolitan municipal district bonds with a fair value of $17.8 million as non-accrual investment securities due to the status of the developments and related uncertainty of the cash flows.

The higher levels of interest bearing cash and growth in the investment portfolio are the result of efforts to build on balance sheet liquidity in the current banking environment through cash received on loan pay downs and amortization and an increase in out of market deposits, however, this increase in liquidity negatively impacts our margin. During the first quarter of 2010 we began to focus our efforts on generating deposits outside of our normal market areas of New Mexico and Arizona through the use of two deposit listing services due to our inability to issue brokered deposits and limited liquidity sources. We have focused on maturities of 12 to 24 months for these out of market certificates of deposit with $256 million generated as of September 30, 2010. This strategy has increased our cash liquidity and allowed us to purchase additional investments, but at the same time results in further margin compression by increasing our earning asset base with lower yielding assets and contributing to an increase in interest expense. Interest bearing cash and investments currently make up 28% of interest earning assets compared to 25% a year ago.

The rates paid on customer deposits also impact the margin and are influenced more by competition in our markets and tend to lag behind Federal Reserve Bank action in both timing and magnitude, particularly in this very low rate environment. Although we have lowered selected deposit rates since the beginning of 2009 and throughout 2010 and are restricted to the rates we can pay due to First Community Bank’s (the “Bank”) regulatory capital ratios and the Prompt Corrective Action Directive (the “Directive”), we continue to remain competitive in the markets we serve as we have the ability to pay up to the market area average rates on deposits.

Our net interest margin increased to 2.84% in the third quarter of 2010 from 2.67% in the second quarter of 2010, due primarily to a slightly higher yield on loans and a small decrease in the cost of deposits. The slightly higher yield on loans for the quarter ended September 30, 2010 is primarily due to interest income recorded on certain loans returning to accrual status and interest income recorded on certain non-performing loans that were paid off. The extent of future changes in our net interest margin will depend on the amount and timing of any Federal Reserve rate changes, our overall liquidity position, our non-performing asset levels, our ability to manage the cost of interest-bearing liabilities, and our ability to stay competitive in the markets we serve.

Given current economic conditions and trends, we may continue to experience asset quality deterioration and higher levels of nonperforming loans in the near-term, which would result in continued negative earnings and financial condition pressures.

Non-interest Income

An analysis of the components of non-interest income is presented in the table below.

Non-interest income (Dollars in thousands)	Three Months Ended September 30,
	2010	2009	$ Change	% Change
Service charges	$2,558	$3,157	$(599)	(19)%
Credit and debit card transaction fees	937	871	66	8
Gain on investment securities	4,236	4,209	27	1
Gain on sale of mortgage loans	766	665	101	15
Other	443	824	(381)	(46)

	$8,940	$9,726	$(786)	(8)%

The decrease in service charges on deposit accounts is primarily due to a general decrease in NSF and overdraft activity driven in part by new regulations effective in July 2010, requiring customers to opt in to the Bank’s overdraft protection product.

The decrease in other non-interest income is primarily due to a decrease in bank-owned life insurance income of approximately $245,000. In September 2009, we surrendered approximately 80 percent of our bank-owned life insurance policies with a value of approximately $36 million for liquidity and risk-based capital purposes.

Non-interest income (Dollars in thousands)	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Service charges	$8,064	$10,610	$(2,546)	(24)%
Credit and debit card transaction fees	2,684	2,867	(183)	(6)
Gain on investment securities	6,955	6,963	(8)	—
Gain on sale of mortgage loans	1,974	3,290	(1,316)	(40)
Gain on sale of Colorado branches	—	23,292	(23,292)	(100)
Other	1,338	2,406	(1,068)	(44)

	$21,015	$49,428	$(28,413)	(58)%

The decrease in service charges on deposit accounts is primarily due to the completion of the sale of the Colorado branches on June 26, 2009, which accounted for 19 percent of deposits and to a general decrease in NSF and overdraft activity.

The decrease in gain on sale of loans is primarily due to decreased volumes of sales of residential mortgage loans. During the nine months ended September 30, 2010, we sold approximately $98.1 million in loans compared to approximately $255.7 million during the same period in 2009. The decline in volume is primarily due to the closure of the Colorado mortgage operations in conjunction with the Colorado branch sale, and to a lesser extent to the continued sluggish housing market.

The 2009 gain on sale of Colorado branches is from the completion of our sale transaction on June 26, 2009.

The decrease in other non-interest income is primarily due to a decrease in bank-owned life insurance income of approximately $936,000.

Non-interest Expense

An analysis of the components of non-interest expense is presented in the tables below:

Non-interest expense (Dollars in thousands)	Three Months Ended September 30,
	2010	2009	$ Change	% Change
Salaries and employee benefits	$7,549	$9,067	$(1,518)	(17)%
Occupancy	2,471	3,285	(814)	(25)
Data processing	1,251	1,340	(89)	(7)
Equipment	1,153	1,324	(171)	(13)
Legal, accounting, and consulting	2,449	2,489	(40)	(2)
Marketing	284	613	(329)	(54)
Telephone	301	426	(125)	(29)
Other real estate owned	5,155	2,143	3,012	141
FDIC insurance premiums	2,536	1,843	693	38
Penalties and interest	—	897	(897)	(100)
Amortization of intangibles	261	272	(11)	(4)
Other	2,526	2,841	(315)	(11)

	$25,936	$26,540	$(3,403)	(2)%

The decrease in salaries and employee benefits is primarily due to a decrease in headcount. At September 30, 2010, full time equivalent employees totaled 494 compared to 559 at September 30, 2009. The decrease is also due to the lower mortgage commissions as a result of reduced volume in mortgage loans originated for sale, a decrease in stock-based compensation expense, and lower benefits expense due to the discontinuation of matching contributions under the First State Bancorporation Employee Savings Plan. There was also a reduction in separation pay primarily related to the closure of the mortgage division in 2009 that did not recur in 2010.

The decrease in occupancy is primarily due to a decrease in rent expense and other related expenses due to the termination of certain leases primarily related to administrative functions in Colorado, Utah, and New Mexico, and to leasehold impairment charges on vacated office space that occurred in the third quarter of 2009.

Legal, accounting, and consulting expense for the three months ended September 30, 2010 includes approximately $1.3 million of costs associated with our efforts to raise capital. Legal, accounting, and consulting fees incurred in the three month period ended September 30, 2009 included approximately $1.5 million in consulting costs for a staffing model and a revenue enhancement model that were prepared in connection with our efforts to control non-interest expenses and increase other non-interest income.

The decrease in marketing expenses is primarily due to a decrease in discretionary spending for direct advertising, Bank sponsorships and contributions.

The increase in expenses for other real estate owned is primarily due to an increase in write-downs of properties to reflect their fair values, an increase in taxes and insurance, and other related expenses incurred on the larger portfolio of properties.

The increase in FDIC insurance premiums relates to higher FDIC assessment rates due to our capital classification for regulatory purposes as well as changes in our deposit mix.

Penalties and interest in 2009 of $896,000 related to the surrender of certain bank-owned life insurance policies.

Income tax expense for the three months ended September 30, 2009, of $546,000 is due to the limitation on alternative minimum tax carrybacks due to our net operating loss position.

An analysis of the components of non-interest expense for the nine months ended September 30, 2010 and 2009 is presented in the table below.

Non-interest expense (Dollars in thousands)	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Salaries and employee benefits	$22,423	$33,026	$(10,603)	(32)%
Occupancy	8,113	10,726	(2,613)	(24)
Data processing	3,664	4,252	(588)	(14)
Equipment	3,491	4,735	(1,244)	(26)
Legal, accounting, and consulting	5,155	5,432	(277)	(5)
Marketing	807	1,950	(1,143)	(59)
Telephone	984	1,220	(236)	(19)
Other real estate owned	19,431	3,918	15,513	396
FDIC insurance premiums	7,691	7,111	580	8
Penalties and interest	2	898	(896)	(100)
Amortization of intangibles	784	1,475	(691)	(47)
Other	8,241	8,968	(727)	(8)

	$80,786	$83,711	$(2,925)	(4)%

The decrease in salaries and employee benefits is primarily due to a decrease in headcount. At September 30, 2010, full time equivalent employees totaled 494 compared to 559 at September 30, 2009. The sale of the Colorado branches and the related closure of the Colorado mortgage division accounted for a headcount reduction of 193 full time equivalent employees effective June 26, 2009. The decrease is also due to the lower mortgage commissions as a result of reduced volume in mortgage loans originated for sale, a decrease in stock-based compensation expense, and lower benefits expense due to the discontinuation of matching contributions under the First State Bancorporation Employee Savings Plan. There was also a reduction in separation pay related to the sale of the Colorado branches and the related closure of the mortgage division that did not recur in 2010.

The decrease in occupancy is primarily due to a decrease in rent expense and other related expenses due to the sale of the Colorado branches and the Colorado mortgage division closure.

The decrease in data processing fees is primarily due to the decrease in debit card transactions, and a reduction in software maintenance which is based on a decreased number of users resulting from the sale of the Colorado branches on June 26, 2009. In addition, software amortization decreased due to the assets being fully amortized.

The decrease in equipment is primarily due to the decrease in depreciation expense on equipment and a decrease in equipment rental and associated costs due to the sale of the Colorado branches and Colorado mortgage division closure in June 2009.

Legal, accounting, and consulting expense for the nine months ended September 30, 2010 includes approximately $2.0 million of costs associated with our efforts to raise capital. Legal, accounting, and consulting fees incurred in the three month period ended September 30, 2009 included approximately $1.5 million in consulting costs for a staffing model and a revenue enhancement model that were prepared in connection with our efforts to control non-interest expenses and increase other non-interest income, and approximately $850,000 of legal and investment banking fees incurred in connection with the sale of our Colorado branches.

The decrease in marketing expenses is primarily due to a decrease in discretionary spending for direct advertising, Bank sponsorships and contributions, and fees related to a staffing model put in place to help reduce expenses that did not recur in 2010.

The increase in expenses for other real estate owned is primarily due to an increase in write-downs of properties to reflect their fair values, an increase in taxes and insurance, and other related expenses incurred on the larger portfolio of properties, partially offset by gains on sales of these properties, as opposed to losses on sales of other real estate owned during the third quarter of 2009.

The increase in FDIC insurance premiums relates to higher FDIC assessment rates due to our capital classification for regulatory purposes as well as changes in our deposit mix. The higher rate was partially offset by the decrease in deposits related to our Colorado branch sale on June 26, 2009 and the five basis point special assessment for $1.4 million that occurred in the second quarter of 2009 and did not recur in 2010.

The decrease in amortization of intangibles is due to the sale of our Colorado branches on June 26, 2009.

Income tax expense of $751,000 for the nine months ended September 30, 2010 relates to final adjustments upon completion and filing of our 2009 tax return.

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

	Nine months ended September 30, 2010	Year ended December 31, 2009	Nine months ended September 30, 2009
	(Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
Balance beginning of period	$129,222	$79,707	$79,707
Provision for loan losses	93,400	162,600	116,900
Net charge-offs	(102,549)	(105,338)	(74,257)
Allowance related to other loans held for sale	—	(7,747)	(7,747)

Balance end of period	$120,073	$129,222	$114,603

Allowance for loan losses to total loans held for investment	7.38%	6.45%	5.41%
Allowance for loan losses to non-performing loans	46.31%	50.15%	50.13%

	September 30, 2010	December 31, 2009	September 30, 2009
	(Dollars in thousands)
NON-PERFORMING ASSETS:
Accruing loans – 90 days past due	$102	$—	$—
Non-accrual loans	259,178	257,689	228,621

Total non-performing loans	$259,280	$257,689	$228,621
Other real estate owned	58,445	46,503	42,086
Non-accrual investment securities	17,775	18,775	18,775

Total non-performing assets	$335,500	$322,967	$289,482

Potential problem loans	$135,258	$173,003	$205,782
Total non-performing assets to total assets	14.49%	11.77%	10.03%

The provision for loan losses was $93.4 million for the nine months ended September 30, 2010, compared to $116.9 million for the same period in 2009. The provision for loan losses was $24.2 million for the third quarter of 2010, compared to $52.5 million for the third quarter of 2009. The allowance for loan losses was 7.38% and 5.41% of total loans held for investment at September 30, 2010 and September 30, 2009, respectively. Non-performing loans decreased by $9.6 million in the third quarter of 2010 and $17.4 million in the second quarter of 2010. This compares to increases of $28.5 million in the first quarter of 2010, and increases of $45.3 million, $47.7 million, $17.3 million, and $29.1 million in the first, second, third and fourth quarters of 2009, respectively. Potential problem loans declined for the fifth quarter in a row decreasing by $28.6 million from June 30, 2010 and $70.5 million from September 30, 2009. Potential problem assets are defined as loans presently accruing interest, and not contractually past due 90 days or more and not restructured, but about which management has doubt as to the future ability of the borrower to comply with present repayment terms, which may result in the reporting of the loans as non-performing assets in the future. Net charge-offs totaled $102.5 million at September 30, 2010, as we continued to charge off all specific reserves that have been determined to be collateral dependent.

The following summarizes impaired loans, which include non-accrual loans and performing and non-performing troubled debt restructurings (“TDR’s”), at September 30, 2010 and December 31, 2009.

(Dollars in thousands)	September 30, 2010	December 31, 2009
TDR’s – non-performing loans	$47,099	$—
TDR’s – performing loans	11,816	—

Total TDR’s	58,915	—
Non TDR’s – non-performing loans	212,181	257,689

Total impaired loans	$271,096	$257,689

A TDR is a formal restructuring of a loan where the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including a reduction in the stated interest rate, reduction in the loan balance or accrued interest, and extension of the maturity date. TDR’s can involve loans remaining on non-accrual, moving to non-accrual, or continuing on accruing status, depending on the individual facts and circumstances of the borrower. Generally, a non-accrual loan that is restructured remains on non-accrual for a period of six months to demonstrate the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains classified as a non-accrual loan. TDR’s are evaluated in accordance with ASC Topic 310-10-40, “Troubled Debt Restructurings by Creditors.” At September 30, 2010, there were commitments to advance funds on TDR’s of approximately $280,000.

The allowance recorded on total impaired loans in accordance with ASC Topic 310-10-35 (specific reserves) was approximately $33.6 million and $24.5 million at September 30, 2010 and December 31, 2009, respectively.

Approximately 54% of our non-performing loans are in New Mexico, approximately 22% are in Colorado, and approximately 24% are in Utah.

Other real estate owned increased approximately $12.0 million compared to December 31, 2009, and $16.4 million compared to September 30, 2009. We continue to be successful in disposing of real estate after gaining control of the properties. During the nine months ended September 30, 2010, we took title to properties totaling $60.6 million at fair value and disposed of properties with a carrying value of $33.7 million. Other real estate owned at September 30, 2010 includes $56.0 million in foreclosed or repossessed assets, and $2.5 million in facilities and vacant land listed for sale.

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

Capital Adequacy, Regulatory Matters, and Going Concern Considerations

At September 30, 2010, the Bank’s regulatory capital status fell to “critically undercapitalized.” An institution is deemed to be “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2.0 percent. The Bank’s capital ratios are as follows: tangible equity to total assets (using end of period assets) of 1.86 percent, total risk-based capital ratio of 4.01 percent, a tier 1 risk-based capital ratio of 2.68 percent, and a leverage ratio of 1.73 percent. In order to be “adequately capitalized” under regulatory capital guidelines, the Bank generally must have a total risk-based capital ratio of 8.0 percent or greater, a Tier 1 risk-based capital ratio of 4.0 percent or greater, and a leverage ratio of 4.0 percent or greater.

Under the PCA provisions of the FDI Act, depository institutions that are “critically undercapitalized” must be placed into conservatorship or receivership within 90 days of becoming critically undercapitalized, unless the Bank’s primary federal regulatory authority (the Federal Reserve, in the case of the Bank) determines, with the concurrence of the FDIC, and documents that “other action” would better achieve the purposes of the PCA provisions. If the Bank remains critically undercapitalized on average during the calendar quarter beginning 270 days after it became critically undercapitalized, the FDI Act requires the appointment of a receiver unless the Federal Reserve, with the concurrence of the FDIC, determines that, among other things, the institution has positive net worth and the Federal Reserve and the FDIC both certify that the institution is viable and not expected to fail. In addition to the restrictions on its operations to which it is already subject (under the Directive described above and under the regulatory agreement entered into on July 2, 2009) the Bank would be prohibited from doing any of the following without the prior written approval of the FDIC: entering into material transactions outside the usual course of business; extending credit for highly leveraged transactions; amending the Bank’s charter or bylaws; making a change to accounting methods; engaging in any “covered transaction” (as defined in Section 23A of the Federal Reserve Act) with an affiliate; paying excessive compensation or bonuses; paying interest on new or renewed liabilities at a rate that would increase the Bank’s weighted average cost of funds to a level significantly exceeding the prevailing rates on interest on deposits in the Bank’s normal market areas; and making any principal or interest payment on subordinated debt beginning 60 days after becoming critically undercapitalized.

In addition, the FDIC may place further restrictions on the Bank’s activities, similar to those authorized for the FDIC in the case of “significantly undercapitalized” institutions. These additional requirements and restrictions may include, among others, a requirement for a sale of Bank shares or obligations of the Bank sufficient to return the Bank to adequately capitalized status; if grounds exist for the appointment of a receiver or conservator for the Bank, a requirement that the Bank be acquired or merged with another institution; requiring the Bank to reduce its total assets; ordering a new election of Bank directors; requiring the Bank to dismiss any senior executive officer or director who held office for more than 180 days before the Bank became undercapitalized; requiring the Bank to employ “qualified” senior executive officers; requiring First State to divest the Bank if the regulators determine that the divestiture would improve the Bank’s financial condition and future prospects; and requiring the Bank to take any other action that the FDIC determines will better carry out the purposes of the statute requiring the imposition of one or more of the restrictions described above. The regulatory provisions under which the regulatory authorities act are intended to protect depositors, the deposit insurance fund and the banking system and are not intended to protect shareholders or other investors in other securities in a bank or its holding company. The Regulators and/or the FDIC can institute other corrective measures to require additional capital and have broad enforcement powers to impose additional restrictions on operations, substantial fines and other penalties for violation of laws and regulations.

Due to the deteriorated capital level of the Bank, there is substantial doubt as to the ability of the Company to continue as a going concern. Significant additional sources of capital are required for the Company to continue operating through 2010 and beyond. Although management does not believe that the holding company, First State Bancorporation, has the ability to raise new capital; management continues to take prudent steps with respect to raising capital for the subsidiary, First Community Bank. Any such transaction is expected to result in a dilution in the holding company’s ownership of the Bank to a level that is likely to be below five percent. There can be no assurance that the Bank will be successful in raising capital.

As the Company’s financial condition has deteriorated, the Company has been under close scrutiny by its Regulators. Effective August 26, 2010, the Bank executed a Prompt Corrective Action Directive (the “Directive”) by and between the Bank and the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Directive was issued due to the Bank’s “significantly undercapitalized” status at June 30, 2010, as defined in section 208.43(b)(4) of Regulation H of the Federal Reserve for purposes of section 38 of the Federal Deposit Insurance Act, as amended (the “FDI Act”). This Directive is in addition to the formal agreement (the Regulator Agreement”) with the Federal Reserve Bank of Kansas City and the New Mexico Financial Institutions Division (collectively, the “Regulators”) executed on July 2, 2009, and described below.

The Directive requires that within 60 days of the effective date of the Directive or such additional time as the Board of Governors may permit, the Bank, in conjunction with the Company must (1) increase the Bank’s equity in an amount sufficient to make the Bank adequately capitalized as defined in section 208.43(b)(2) of Regulation H; (2) enter into and close a contract to be acquired by a depository institution holding company or combine with another insured depository institution; or (3) take other necessary measures to make the Bank “adequately capitalized.” The Bank did not satisfy the requirements within the 60 day deadline.

The Directive also (1) restricts the Bank from making any capital distribution, including the payment of dividends; and (2) requires prior written approval from the Federal Reserve Bank of Kansas city (the “Reserve Bank”) and fulfillment of one of the requirements above, for the Bank to solicit and accept new deposit accounts or renew any time deposit bearing an interest rate that exceeds the prevailing effective rates on deposits of comparable amounts and maturities in the Bank’s market area. In accordance with the Directive, the Bank submitted an acceptable plan and timetable to the Reserve Bank to conform the rates of interest paid on all existing non-time deposit accounts to the prevailing effective rates on deposits of comparable amounts in the Bank’s market area.

The Reserve Bank may, in its sole discretion, grant written extensions of time to the Bank to comply with any provision of the Directive.

Because the Bank, in conjunction with the Company, failed to meet or satisfy the requirements of the Directive, the Federal Reserve, in concurrence with the FDIC, can take further regulatory enforcement actions against the Bank at any time; however, neither the Federal Reserve nor the FDIC have taken further action.

Under the terms of the Regulator Agreement, executed on July 2, 2009, the Company and the Bank agreed, among other things, to engage an independent consultant acceptable to the Regulators to assess the Bank’s management and staffing needs, assess the qualifications and performance of all officers of the Bank, and assess the current structure and compositions of the Bank’s board of directors and its committees. In addition, within 60 days of the Regulator

Agreement, the Company and/or the Bank was required to submit a written plan to strengthen lending and credit risk management practices and improve the Bank’s position regarding past due loans, problem loans, classified loans, and other real estate owned; maintain sufficient capital at the Bank, holding company and the consolidated level; improve the Bank’s earnings and overall condition; and improve management of the Bank’s liquidity position, funds management process, and interest rate risk management. The Company and/or the Bank have also agreed to maintain an adequate allowance for loan and lease losses; charge-off or collect assets classified as “loss” in the Report of Examination that have not been previously collected or charged off; not to pay any dividends; not to distribute any interest, principal or other sums on trust preferred securities; not to issue, increase or guarantee any debt; not to purchase or redeem any shares of the Company’s stock; and not to accept any new brokered deposits, even if the Bank is considered well capitalized. Within 30 days of the Regulator Agreement, the Bank was required to submit a written plan to the Regulators for reducing its reliance on brokered deposits.

The Board of Directors of the Company and the Bank was also required to appoint a Compliance Committee to monitor and coordinate the Company’s and the Bank’s compliance with the provisions of the Regulator Agreement, obtain prior approval for the appointment of new directors, the hiring or change in responsibilities of senior executive officers, and to comply with restrictions on severance payments and indemnification payments to institution affiliated parties.

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

During the second quarter, the Company initiated a repurchase offer for all of the outstanding trust preferred securities issued by the holding company at a significant discount to par value as part of a plan to raise capital. The repurchase of substantially all of the trust preferred securities was considered to be a key element toward successfully recapitalizing the Company. The trust preferred security holders did not accept the offers and the offers expired in early July and were not extended. Consequently, Bank management is in direct discussions with potential investors regarding a potential investment directly in the Bank. If the Bank raises capital independently from the Company, any such transaction is expected to result in a dilution in the Company’s ownership of the Bank to a level that is likely to be below five percent. There can be no assurance that the Company will be successful in raising capital at the Bank or the holding company.

The FDIC’s definitions for “significantly undercapitalized” and “critically undercapitalized” do not apply to bank holding companies, so the Company remains “undercapitalized” despite the continued deterioration of the ratios. At the current time, the Company’s “undercapitalized” classification has no immediate impact on its day-to-day operations because the holding company has no immediate significant cash flow needs or significant obligations that are due in the next twelve months. In addition, the prompt corrective actions required by the Regulators are directed at the Bank. The Bank is currently subject to the prompt supervisory and regulatory actions pursuant to the FDIC Improvement Act of 1991.

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

As of September 30, 2010	Actual		For capital adequacy purposes		To be considered well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Consolidated	$(59,243)	(3.7)%	$128,184	8.0%	$160,230	10.0%
Bank subsidiary	64,105	4.0%	127,926	8.0%	159,907	10.0%
Tier I capital to risk-weighted assets:
Consolidated	(59,243)	(3.7)%	64,092	4.0%	96,138	6.0%
Bank subsidiary	42,881	2.7%	63,963	4.0%	95,944	6.0%
Tier I capital to average total assets:
Consolidated	(59,243)	(2.4)%	99,234	4.0%	124,043	5.0%
Bank subsidiary	42,881	1.7%	99,105	4.0%	123,881	5.0%

Liquidity

Management continues to focus significant attention on the overall liquidity position of the Bank due to the current economic environment and capital structure of the Bank with particular focus on the level of cash liquidity along with monitoring the other liquidity sources available to us including a borrowing line (fully secured by securities) and other assets that can be monetized including the cash surrender value of bank-owned life insurance. The Bank’s most liquid assets are cash and cash equivalents and marketable investment securities that are not pledged as collateral. The levels of these assets are dependent on operating, financing, lending, and investing activities during any given period. The Bank continues to accumulate and maintain cash liquidity from loan reductions and investment activity to compensate for the limited off balance sheet liquidity options currently available.

The Bank’s total liquidity position decreased $156 million to approximately $388 million at September 30, 2010, from $544 million at June 30, 2010, and increased $176 million since December 31, 2009. The increase in total liquidity for the year is attributable to $256 million in out of market certificates of deposit generated through deposit listing services, continued runoff in the loan portfolio including loan payoffs and loan amortization net of charge-offs and migration into other real estate owned of approximately $270 million, receipt of $26 million of federal tax refunds, and an increase in public customers in the FDIC Transaction Account Guarantee (“TAG”) program which results in the release of pledged investment securities. The increases were offset by a decline in in-market non-brokered deposits of $181 million for the year including a decrease of $153 million in the third quarter, maturities of $166 million in brokered deposits including CDARS reciprocal during the first nine months of the year, and the loss of our ability to access the Federal Reserve Discount window due to the Bank’s classification as “critically undercapitalized.”

The decrease in in-market non-brokered deposits during 2010 is due to a reduction in the level of public entity deposits which have declined $67 million since December 31, 2009, including a decline of $75 million in the quarter ended September 30, 2010. To the extent the public entity deposits are not insured under TAG, these deposits are required to be fully collateralized with investment securities and declines do not reduce our overall liquidity. In addition, one of our larger deposit customers reduced their deposit levels by $22 million during the third quarter.

Due to the level of cash in excess of that needed to support branch operations accumulated in the first nine months of 2010, the Bank has repaid $230 million in FHLB borrowings during 2010 including $90 million during the third quarter of 2010, which has decreased its exposure to the FHLB by approximately 47% for the year. The election to pay down the $90 million in the third quarter negatively impacted our liquidity by approximately $50 million as the FHLB only released $40 million in collateral as a result of the pay downs.

At September 30, 2010, the Bank’s total liquidity position of approximately $388 million consists of cash liquidity and several other liquidity sources. The cash liquidity of $185 million consists of excess investable cash included in interest-bearing deposits with other banks, primarily at the Federal Reserve Bank. The Bank’s other liquidity sources include approximately $175 million of unpledged investments, a borrowing line with a total capacity of approximately $20 million, fully collateralized by investment securities, and $8 million of redeemable bank owned life insurance policies. The Bank’s excess investable cash and unpledged investments currently make up 16% of total assets compared to 8% a year ago. Management continues to believe it is prudent to operate with the higher levels of excess cash and investment securities in the near term.

The Bank currently has $36 million in brokered deposits including CDARS reciprocal of which $3 million mature in the next 90 days and the remainder mature in 2011. The Bank has maintained significant levels in overnight investments, which combined with normal expected repayments of loans outstanding, should provide adequate cash liquidity required to redeem these brokered deposits at maturity as we do not have the ability to renew these brokered deposits.

The Bank is a participating institution in the TAG program which has been extended by the FDIC to December 31, 2010. The TAG program provides our deposit customers in non-interest bearing and interest-bearing NOW accounts paying twenty-five basis points or less full FDIC insurance for an unlimited amount. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act permanently raised the standard maximum deposit insurance amount to $250,000 and provides unlimited insurance for non-interest bearing accounts through 2012; however, interest-bearing NOW accounts will no longer qualify. The Bank currently has approximately $195 million in interest-bearing NOW accounts that will no longer qualify for an unlimited amount under the program effective January 1, 2011, of which approximately $156 million are public entity deposits that will need to be collateralized, reducing the level of unpledged investment securities.

The assets of the holding company consist primarily of the investment in the Bank and a money market savings account held in the Bank. The primary sources of the holding company’s cash revenues are dividends from the Bank along with interest received from the money market account. The Bank is currently precluded from paying dividends pursuant to the Regulator Agreement. At September 30, 2010, the holding company had cash of approximately $459,000 and has no immediate significant cash flow needs or significant obligations that are due in the next twelve months.

Nasdaq Delisting

On July 26, 2010, we received a notice from the Nasdaq that its Hearings Panel denied our request for continued listing on Nasdaq. Nasdaq suspended trading of the Company’s shares effective at the open of business on Wednesday, July 28, 2010. The Company’s common stock is currently quoted for trade on the OTC Bulletin Board, an electronic quotation service for unlisted public securities under the symbol FSNM.PK. However, there is no assurance that an active market for the Company’s common stock will develop or be maintained. The Company’s common stock will continue to be registered with the SEC.

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

	Three Months Ended September 30,
	2010			2009
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$222,734	$2,978	5.30%	$270,941	$3,549	5.20%
Real estate	1,450,717	17,364	4.75%	1,898,700	22,349	4.67%
Consumer	22,088	633	11,37%	29,030	774	10.58%
Mortgage	8,352	98	4.66%	8,027	105	5.19%
Other	677	—	—	1,002	—	—

Total loans	1,704,568	21,073	4.90%	2,207,700	26,777	4.81%
Allowance for loan losses	(123,378)			(114,576)
Securities:
U.S. government and mortgage-backed	552,055	3,835	2.76%	367,409	3,569	3.85%
State and political subdivisions:
Non-taxable	50,332	311	2.45%	96,607	(383)	(1.57)%
Taxable	491	8	6.46%	2,313	34	5.83%
Other	27,254	82	1.19%	30,632	127	1.64%

Total securities	630,132	4,236	2.67%	496,961	3,347	2.67%
Interest-bearing deposits with other banks	114,991	75	0.26%	166,431	100	0.24%
Federal funds sold	—	—	—%	188	—	0.13%

Total interest-earning assets	2,449,691	25,384	4.11%	2,871,280	30,224	4.18%
Non-interest-earning assets:
Cash and due from banks	47,109			50,724
Other	122,038			145,442

Total non-interest-earning assets	169,147			196,166

Total assets	$2,495,460			$2,952,870

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$360,784	$271	0.30%	$312,932	$485	0.61%
Money market savings accounts	303,384	414	0.54%	428,300	1,461	1.35%
Regular savings accounts	90,187	90	0.40%	91,291	116	0.50%
Certificates of deposit > $100,000	657,683	3,232	1.95%	427,080	3,096	2.88%
Certificates of deposit < $100,000	226,962	1,150	2.01%	243,427	1,744	2.84%
CDARS Reciprocal	11,623	81	2.76%	97,984	712	2.88%
Brokered CDs	48,494	287	2.35%	178,872	938	2.08%

Total interest-bearing deposits	1,699,117	5,525	1.29%	1,779,886	8,552	1.91%
Securities sold under agreements to repurchase	40,816	18	0.17%	31,101	20	0.26%
Short-term borrowings	55,978	31	0.22%	150,000	447	1.18%
Long-term debt	259,182	1,637	2.51%	347,919	2,220	2.53%
Junior subordinated debentures	98,227	668	2.70%	98,374	665	2.68%

Total interest-bearing liabilities	2,153,320	7,879	1.45%	2,407,280	11,904	1.96%
Non-interest-bearing demand accounts	343,871			398,293
Other non-interest-bearing liabilities	24,714			26,616

Total liabilities	2,521,905			2,832,189
Stockholders’ equity	(26,445)			120,681

Total liabilities and stockholders’ equity	$2,495,460			$2,952,870

Net interest income		$17,505			$18,320

Net interest spread			2.66%			2.21%
Net interest margin			2.84%			2.53%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.76%			119.27%

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Loans:
Commercial	$239,445	$9,146	5.11%	$318,196	$12,552	5.27%
Real estate	1,563,242	53,977	4.62%	2,160,653	81,590	5.05%
Consumer	23,707	1,891	10.66%	34,521	2,635	10.21%
Mortgage	7,820	290	4.96%	17,723	609	4.59%
Other	877	—	—	1,128	—	—

Total loans	1,835,091	65,304	4.76%	2,532,221	97,386	5.14%
Allowance for loan losses	(124,321)			(99,691)
Securities:
U.S. government and mortgage-backed	553,731	11,796	2.85%	358,982	11,337	4.22%
State and political subdivisions:
Non-taxable	65,356	1,503	3.07%	98,625	1,923	2.61%
Taxable	490	23	6.28%	3,046	134	5.88%
Other	27,794	264	1.27%	30,821	391	1.70%

Total securities	647,371	13,586	2.81%	491,474	13,785	3.75%
Interest-bearing deposits with other banks	148,419	287	0.26%	139,851	269	0.26%
Federal funds sold	77	—	0.11%	8,086	12	0.20%

Total interest-earning assets	2,630,958	79,177	4.02%	3,171,632	111,452	4.70%
Non-interest-earning assets:
Cash and due from banks	47,826			60,994
Other	130,559			168,984

Total non-interest-earning assets	178,385			229,978

Total assets	$2,685,022			$3,301,919

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing demand accounts	$359,816	$1,022	0.38%	$318,108	$1,530	0.64%
Money market savings accounts	346,297	1,993	0.77%	504,459	6,093	1.61%
Regular savings accounts	90,190	306	0.45%	98,679	377	0.51%
Certificates of deposit > $100,000	600,435	9,505	2.12%	467,706	11,036	3.15%
Certificates of deposit < $100,000	232,318	3,828	2.20%	303,321	6,995	3.08%
CDARS Reciprocal deposits	22,633	418	2.47%	147,311	2,968	2.69%
Brokered CDs	98,046	1,671	2.28%	197,849	2,991	2.02%

Total interest-bearing deposits	1,749,735	18,743	1.43%	2,037,433	31,990	2.10%
Securities sold under agreements to repurchase	41,715	69	0.22%	73,496	156	0.28%
Short-term borrowings	115,641	265	0.31%	190,028	1,815	1.28%
Long-term debt	288,245	5,451	2.53%	286,258	5,536	2.59%
Junior subordinated debentures	98,263	1,881	2.56%	98,410	2,365	3.21%

Total interest-bearing liabilities	2,293,599	26,409	1.54%	2,685,625	41,862	2.08%
Non-interest-bearing demand accounts	357,570			454,674
Other non-interest-bearing liabilities	24,425			25,168

Total liabilities	2,675,594			3,165,467
Stockholders’ equity	9,428			136,452

Total liabilities and stockholders’ equity	$2,685,022			$3,301,919

Net interest income		$52,768			$69,590

Net interest spread			2.48%			2.61%
Net interest margin			2.68%			2.93%
Ratio of average interest-earning assets to average interest-bearing liabilities			114.71%			118.10%

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

Rising and falling interest rate environments can have various impacts on a bank’s net interest income, depending on the short-term interest rate gap that the bank maintains, the relative changes in interest rates that occur when the bank’s various assets and liabilities reprice, unscheduled repayments of loans, early withdrawals of deposits and other factors. As of September 30, 2010, our cumulative interest rate gap for the period up to three months was a positive $249.2 million and for the period up to one year was a negative $231.3 million. Based solely on our interest rate gap of three months or less, our net income would be further unfavorably impacted by additional decreases in interest rates or favorably impacted by increases in interest rates. For the period three months to less than one year, our net income would be further unfavorably impacted by increases in interest rates.

The following table sets forth our estimate of maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at September 30, 2010. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Less than three months	Three months to less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with other banks	$184,679	$—	$244	$—	$184,923
Investment securities	26,305	85,651	237,520	94,757	444,233
Loans:
Commercial	109,307	44,718	33,581	23,081	210,687
Real estate	396,345	226,568	476,711	295,366	1,394,990
Consumer	7,232	4,028	7,934	2,458	21,652

Total loans held for investment	512,884	275,314	518,226	320,905	1,627,329

Mortgage loans available for sale	6,391	—	—	—	6,391

Total interest-earning assets	$730,259	$360,965	$755,990	$415,662	$2,262,876

Interest-bearing liabilities:
Savings and NOW accounts	$146,577	$174,681	$321,263	$90,359	$732,880
Certificates of deposit greater than $100,000	82,418	369,142	181,550	1,074	634,184
Certificates of deposit less than $100,000	46,376	110,085	64,212	520	221,193
CDARS Reciprocal deposits	3,031	424	2,130	—	5,585
Brokered deposits	—	25,646	4,354	—	30,000
Securities sold under agreements to repurchase	33,268	—	—	—	33,268
FHLB advances and other	80,690	151,984	32,363	—	265,037
Junior subordinated debentures	88,663	9,546	—	—	98,209

Total interest-bearing liabilities	$481,023	$841,508	$605,872	$91,953	$2,020,356

Interest rate gap	$249,236	$(480,543)	$150,118	$323,709	$242,520

Cumulative interest rate gap at September 30, 2010	$249,236	$(231,307)	$(81,189)	$242,520

Cumulative gap ratio at September 30, 2010	1.52	0.83	0.96	1.12

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2010, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures and internal control over financial reporting are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in our internal control over financial reporting or in other factors that occurred during the registrant’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.	Reserved.

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank N.M. (formerly known as First State Bank of Taos), First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation. (19)
2.2	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (4)
2.3	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation, and Ranchers Banks. (5)
2.4	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc., and AccessBank. (6)
2.5	Agreement and Plan of Merger, dated as of October 4, 2006, by and among First State Bancorporation, MSUB, Inc., Front Range Capital Corporation, and Heritage Bank. (10)
2.6	Loan Purchase Agreement, dated July 27, 2007, by and between First Community Bank, successor by merger to Heritage Bank and CAPFINANCIAL CV2, LLC. (15)
2.7	Written Agreement, dated July 2, 2009, by and between First Community Bank, Federal Reserve Bank of Kansas City, and New Mexico Financial Institutions Division. (22)
2.8	Retention of Financial Advisor, dated August 5, 2009, by and between First State Bancorporation and Keefe, Bruyette & Woods. (23)
3.1	Restated Articles of Incorporation of First State Bancorporation. (1)
3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (3)
3.3	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (9)
3.4	Amended Bylaws of First State Bancorporation. (24)
3.5	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (18)
10.1	Executive Employment Agreement. (19)
10.2	First State Bancorporation 2003 Equity Incentive Plan. (19)
10.3	Executive Deferred Compensation Plan. (19) (Participation and contributions to this Plan have been frozen as of December 31, 2004.)
10.4	First Amendment to Executive Employment Agreement. (25)
10.5	Officer Employment Agreement. (25)
10.6	First Amendment to Officer Employment Agreement. (25)
10.7	First State Bancorporation Deferred Compensation Plan. (3)
10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (12)
10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (8)
10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (8)
10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (13)
10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (7)
10.13	Third Amendment to First State Bancorporation 2003 Equity Incentive Plan. (9)
10.14	Compensation Committee Approval and Board Ratification of Certain Executive Salaries. (11)
10.15	Fourth Amendment to First State Bancorporation 2003 Equity Incentive Plan. (16)
10.16	Second Amendment to Executive Employment Agreement (Stanford). (14)
10.17	Second Amendment to Executive Employment Agreement (Dee). (14)
10.18	Second Amendment to Executive Employment Agreement (Spencer). (14)
10.19	Second Amendment to Executive Employment Agreement (Martin). (14)
10.20	Key Executives Incentive Plan. (17)

10.21	Second Amendment to the First State Bancorporation Deferred Compensation Plan. (2)
10.22	Executive Compensation Plan of Heritage Bank. (2)
10.23	Form of Adoption Agreement for Executive compensation Plan of Heritage Bank. (2)
10.24	Executive Retirement Plan of Heritage Bank Amendment and Restatement. (2)
10.25	Form of Adoption Agreement for Executive Retirement Plan of Heritage Bank. (2)
10.26	First Amendment to the Key Executives Incentive Plan. (20)
10.27	Branch purchase agreement, dated as of March 10, 2009, by and among Great Western Bank, First Community Bank, and First State Bancorporation. (21)
14	Code of Ethics for Executives. (19)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference from Amendment 1 to First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2007.
(3)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.
(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(5)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(6)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(7)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003 (SEC file No. 333-104906).
(8)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2006.
(9)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2006.
(10)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed October 5, 2006.
(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed November 2, 2006.
(12)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on January 26, 2006.
(13)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997 (SEC file No. 333-28217).
(14)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 27, 2007.
(15)	Incorporated by reference to Exhibit 2.1 from First State Bancorporation’s Form 8-K filed on August 1, 2007.
(16)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2007.
(17)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on August 10, 2007.
(18)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2008.
(19)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended September 30, 2008.
(20)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on December 30, 2008.
(21)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2008.
(22)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 9, 2009.
(23)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on August 6, 2009.
(24)	Incorporated by reference from First State Bancorporation’s Form 10-K filed on March 31, 2010.
(25)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31. 2010.
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST STATE BANCORPORATION

Date: November 10, 2010	By:	/s/ H. Patrick Dee
H. Patrick Dee, President & Chief Executive Officer

Date: November 10, 2010	By:	/s/ Christopher C. Spencer
Christopher C. Spencer, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 22, 2002, by and among First State Bancorporation, First State Bank N.M. (formerly known as First State Bank of Taos), First Community Industrial Bank, Blazer Financial Corporation, and Washington Mutual Finance Corporation. (19)
2.2	Agreement and Plan of Merger, dated as of August 31, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc. and AccessBank. (4)
2.3	Agreement and Plan of Merger, dated as of September 2, 2005, by and among First State Bancorporation, New Mexico Financial Corporation, and Ranchers Banks. (5)
2.4	Amendment Number 1 to the Agreement and Plan of Merger, dated September 29, 2005, by and among First State Bancorporation, Access Anytime Bancorp, Inc., and AccessBank. (6)
2.5	Agreement and Plan of Merger, dated as of October 4, 2006, by and among First State Bancorporation, MSUB, Inc., Front Range Capital Corporation, and Heritage Bank. (10)
2.6	Loan Purchase Agreement, dated July 27, 2007, by and between First Community Bank, successor by merger to Heritage Bank and CAPFINANCIAL CV2, LLC. (15)
2.7	Written Agreement, dated July 2, 2009, by and between First Community Bank, Federal Reserve Bank of Kansas City, and New Mexico Financial Institutions Division. (22)
2.8	Retention of Financial Advisor, dated August 5, 2009, by and between First State Bancorporation and Keefe, Bruyette & Woods. (23)
3.1	Restated Articles of Incorporation of First State Bancorporation. (1)
3.2	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (3)
3.3	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (9)
3.4	Amended Bylaws of First State Bancorporation. (24)
3.5	Articles of Amendment to the Restated Articles of Incorporation of First State Bancorporation. (18)
10.1	Executive Employment Agreement. (19)
10.2	First State Bancorporation 2003 Equity Incentive Plan. (19)
10.3	Executive Deferred Compensation Plan. (19) (Participation and contributions to this Plan have been frozen as of December 31, 2004.)
10.4	First Amendment to Executive Employment Agreement. (25)
10.5	Officer Employment Agreement. (25)
10.6	First Amendment to Officer Employment Agreement. (25)
10.7	First State Bancorporation Deferred Compensation Plan. (3)
10.8	First State Bancorporation Compensation and Bonus Philosophy and Plan. (12)
10.9	First Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (8)
10.10	Second Amendment to the First State Bancorporation 2003 Equity Incentive Plan. (8)
10.11	Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (13)
10.12	Restated and Amended Access Anytime Bancorp, Inc. 1997 Stock Option and Incentive Plan. (7)
10.13	Third Amendment to First State Bancorporation 2003 Equity Incentive Plan. (9)
10.14	Compensation Committee Approval and Board Ratification of Certain Executive Salaries. (11)
10.15	Fourth Amendment to First State Bancorporation 2003 Equity Incentive Plan. (16)
10.16	Second Amendment to Executive Employment Agreement (Stanford). (14)
10.17	Second Amendment to Executive Employment Agreement (Dee). (14)
10.18	Second Amendment to Executive Employment Agreement (Spencer). (14)
10.19	Second Amendment to Executive Employment Agreement (Martin). (14)
10.20	Key Executives Incentive Plan. (17)
10.21	Second Amendment to the First State Bancorporation Deferred Compensation Plan. (2)
10.22	Executive Compensation Plan of Heritage Bank. (2)
10.23	Form of Adoption Agreement for Executive compensation Plan of Heritage Bank. (2)
10.24	Executive Retirement Plan of Heritage Bank Amendment and Restatement. (2)
10.25	Form of Adoption Agreement for Executive Retirement Plan of Heritage Bank. (2)
10.26	First Amendment to the Key Executives Incentive Plan. (20)
10.27	Branch purchase agreement, dated as of March 10, 2009, by and among Great Western Bank, First Community Bank, and First State Bancorporation. (21)
14	Code of Ethics for Executives. (19)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference from Amendment 1 to First State Bancorporation’s Registration Statement on Form S-2, Commission File No. 333-24417, declared effective April 25, 1997.
(2)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2007.
(3)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2005.
(4)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 2, 2005.
(5)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 6, 2005.
(6)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed September 30, 2005.
(7)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed May 1, 2003 (SEC file No. 333-104906).
(8)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31, 2006.
(9)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2006.
(10)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed October 5, 2006.
(11)	Incorporated by reference from First State Bancorporation’s Current Report on Form 8-K filed November 2, 2006.
(12)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on January 26, 2006.
(13)	Incorporated by reference from Access Anytime Bancorp, Inc.’s Registration Statement on Form S-8, filed June 2, 1997 (SEC file No. 333-28217).
(14)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 27, 2007.
(15)	Incorporated by reference to Exhibit 2.1 from First State Bancorporation’s Form 8-K filed on August 1, 2007.
(16)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2007.
(17)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on August 10, 2007.
(18)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended June 30, 2008.
(19)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended September 30, 2008.
(20)	Incorporated by reference to Exhibit 10.1 from First State Bancorporation’s Form 8-K filed on December 30, 2008.
(21)	Incorporated by reference from First State Bancorporation’s 10-K for the year ended December 31, 2008.
(22)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on July 9, 2009.
(23)	Incorporated by reference from First State Bancorporation’s Form 8-K filed on August 6, 2009.
(24)	Incorporated by reference from First State Bancorporation’s Form 10-K filed on March 31, 2010.
(25)	Incorporated by reference from First State Bancorporation’s 10-Q for the quarter ended March 31. 2010.
*	Filed herewith.